Form 10-K
period 1999-12-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2000-03-24
CIK 736260

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE  FISCAL YEAR ENDED
                               DECEMBER 31, 1999
                         COMMISSION FILE NO.  1-15607

                     JOHN HANCOCK FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

            DELAWARE                                            04-3483032
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                              John Hancock Place
                          Boston, Massachusetts 02117
                                (617) 572-0600
              (Address, including zip code, and telephone number,
       including area code, of Registrant's principal executive offices)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
  Title of each class                  Name of each exchange on which registered

  Common Stock, $0.01 par value         New York Stock Exchange, Inc.
 ----------------------------------    -----------------------------------
  Series A Junior Preferred Stock
    purchase rights                     New York Stock Exchange, Inc.
 ----------------------------------    -----------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
 -------------------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

As of March 2, 2000, there were outstanding 314,828,166 shares of Common Stock,
-------------------------------------------------------------------------------
$0.01 par value per share of the registrant. The aggregate market value of the
------------------------------------------------------------------------------
    shares of the registrant's common equity held by non-affiliates of the
    ----------------------------------------------------------------------
registrant was $5,076,604,177 based on the closing price of $16.125 per share of
--------------------------------------------------------------------------------
         Common Stock on the New York Stock Exchange on March 2, 2000.
         ------------------------------------------------------------

                      Documents Incorporated by Reference
                      -----------------------------------

                 Document                            Part of the Form 10-k
                 --------                           into which incorporated
                                                    -----------------------

                                     None

                                   Contents

Forward-Looking Statements...................................................................................   1
PART I.......................................................................................................   2

  ITEM 1. Business of John Hancock Financial Services........................................................   2
  ITEM 2. Properties.........................................................................................  46
  ITEM 3. Legal Proceedings..................................................................................  46
  ITEM 4. Submission of Matters to a Vote of Security Holders................................................  47
PART II......................................................................................................  48

  ITEM 5. Market for John Hancock Financial Services, Inc. Common Stock and Related Stockholder Matters......  48
  ITEM 6. Selected Financial Data............................................................................  48
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Segment Operations......  55
  ITEM 7A. Quantitative and Qualitative Information About Market Risk........................................   6
  ITEM 8. Financial Statements and Supplementary Data........................................................   9
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............   9

PART III.....................................................................................................  10

  ITEM 10. Directors and Executive Officers of John Hancock Financial Services...............................  10
  ITEM 11. Executive Compensation............................................................................  13
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management....................................  21
  ITEM 13. Certain Relationships and Related Transactions....................................................  22

PART IV......................................................................................................  23

  ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.................................  23

Forward-Looking Statements


     The statements, analyses, and other information contained herein relating to trends in the company's operations and financial results, the markets for the company's products, the future development of the company's business, and the contingencies and uncertainties to which the company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the company and may not be those anticipated by management. John Hancock's actual results may differ materially from the results anticipated in these forward-looking statements.

     These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products, (2) elimination of Federal tax benefits for our products and other changes in laws and regulations may adversely affect sales of our insurance and investment advisory products, (3) as a holding company, we will depend on dividends from our subsidiaries and the Massachusetts insurance law may restrict ability of John Hancock Life Insurance Company to pay dividends to us, (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies, (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business, (6) our life insurance sales are highly dependent on a third party distribution relationship, (7) interest rate volatility may adversely affect our profitability, (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds, (9) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds, (10) under our Plan of Reorganization, we were required to establish the closed block a special arrangement for the benefit of a group of our policyholders and we may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders, (11) there are a number of provisions of our Plan of Reorganization, our restated certificate of incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests, (12) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected, (13) we face risks relating to our investment portfolio, (14) the market price of our common stock may decline if persons receiving common stock as compensation in the reorganization sell their stock in the public market, (15) we may experience volatility in net income due to changes in standards for accounting for derivatives, (16) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments, (17) the National Association of Insurance Commissioners' codification of statutory accounting practices may adversely affect the statutory surplus of John Hancock Life Insurance Company, (18) we may be unable to retain personnel who are key to our business, (19) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance, (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (21) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

     Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the company with the Securities and Exchange Commission. The company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

PART I


ITEM 1. Business of John Hancock Financial Services

     The Board of Directors of John Hancock Mutual Life Insurance Company unanimously adopted a Plan of Reorganization effective February 1, 2000 and John Hancock Mutual Life Insurance Company converted from a mutual life insurance company to a stock life insurance company, John Hancock Life Insurance Company, and became a wholly-owned subsidiary of John Hancock Financial Services, Inc. Also on February 1, 2000, John Hancock Financial Services, Inc. completed an initial public offering of 102,000,000 shares of its common stock, par value $0.01 per share.

     Founded in 1862, John Hancock today is one of the nation's leading financial services companies, providing a broad array of insurance and investment products and services to retail and institutional customers, primarily in North America.

     We operate our business in five segments. Two segments primarily serve retail customers, and two segments serve institutional customers. Our fifth segment is the Corporate and Other Segment.

     Our retail segments are the Protection Segment and the Asset Gathering Segment. The Protection Segment offers variable life, universal life, whole life, term life, and individual and group long-term care insurance products. The Asset Gathering Segment offers variable and fixed, deferred and immediate annuities, and mutual funds. Our retail business also includes our retail distribution and customer service operations.

     In 1998, we were one of the ten largest writers of individual life insurance in the U.S. (according to the 1999 A.M. Best's Sales Studies rankings for Total Direct Premiums Written), and were the seventh largest writer of individual variable universal life insurance (according to data published by Tillinghast). We believe we are among the top five writers of individual long-term care insurance, and, based on total in force premiums, the top provider of group long-term care insurance, in the U.S. As of December 31, 1998, we were the 29th largest individual annuity company, based on LIMRA sales data, and our mutual fund subsidiary ranked 26th (28/th/ as of September 30, 1999) among U.S. asset managers in terms of total long-term, open end assets under management (according to data published by Financial Research Corporation).

     Our institutional segments are the Guaranteed and Structured Financial Products Segment and the Investment Management Segment. The Guaranteed and Structured Financial Products Segment offers a wide variety of spread-based and fee-based investment products and services, most provide the customer with some form of guaranteed return. The Investment Management Segment consists of investment management services and products marketed to institutions. This business is primarily fee-based and investment management products generally do not offer guarantees.

     Our expertise in both the Guaranteed and Structured Financial Products Segment and the Investment Management Segment has its roots in our long history of managing the assets in our general account. Our general account assets are available to meet all general corporate obligations, including the financial guarantees of our underlying insurance and investment products. Our investment operations emphasize strong credit analysis and transaction origination capabilities, with a distinctive focus on private fixed income investing. For many years we have developed an expertise in structuring guaranteed products for U.S. pension plans through our general account. Over the past two decades we have also gained a reputation as a manager of funds held in separate accounts. Separate account assets are generally dedicated to specific institutional clients and managed in accordance with specific investment guidelines and are generally not available to satisfy general account obligations. Our specialties in this market include fixed maturity securities, equities, natural resources, collateralized bond obligations and mezzanine financings, mostly managed for U.S. pension plan sponsors.

     Our principal executive offices are located at John Hancock Place, Boston, Massachusetts 02117.


Protection Segment

Overview

     Through our Protection Segment, we offer a variety of non-traditional and traditional life insurance products and individual and group long-term care insurance products. Our non-traditional life insurance products include variable life and universal life insurance. Our traditional life insurance products include whole life insurance and term life insurance. Protection products are distributed through multiple distribution channels, including our career agency system, which we are integrating into our newly formed distribution subsidiary, Signator Financial Network (''Signator''), M Financial Group, independent broker/dealers, a private label arrangement, banks and directly to consumers, via the Internet and over the phone.

     The Protection Segment has traditionally been our largest business segment, contributing 37.9% and 40.9% of consolidated operating revenues and 31.1% and 34.4% of consolidated after-tax operating income in the years ended December 31, 1999 and 1998, respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                                  As of or for the Year Ended December 31,
                                                                 -------------------------------------------
                                                                     1999            1998           1997
                                                                 -------------  ---------------  -----------
                                                                                (in millions)
Sales (new premiums and deposits):
Non-traditional life--excluding COLI and BOLI (1)
  Variable life............................................         $   130.6        $   103.9    $    96.3
  Universal life...........................................              16.4             20.3          9.5
Traditional life--excluding COLI (1)
  Whole life...............................................              18.9             18.8         31.2
  Term life................................................              24.0             22.9         12.8
COLI and BOLI
  Variable life--COLI......................................              23.6             53.5         18.9
  Universal life--COLI.....................................               3.3             23.5         13.3
  Whole life--COLI.........................................                 -              1.2          2.2
  Universal life--BOLI.....................................                 -             12.4          3.0
Individual long-term care..................................              70.9             56.8         55.0
Group long-term care (2)...................................               6.3              3.8          5.9
                                                                    ---------        ---------    ---------
     Total.................................................         $   294.0        $   317.1    $   248.1
                                                                    =========        =========    =========
Operating revenues: (3)
Non-traditional life.......................................         $   520.7        $   488.1    $   409.5
Traditional life...........................................           1,949.6          1,921.2      1,930.0
Individual long-term care..................................             319.9            246.7        193.7
Group long-term care.......................................             104.0             94.2         87.5
Other......................................................               8.8              9.0         11.1
                                                                    ---------        ---------    ---------
     Total.................................................         $ 2,903.0        $ 2,759.2    $ 2,631.8
                                                                    =========        =========    =========
Segment after-tax operating income: (3)
Non-traditional life.......................................         $    92.8        $    74.6    $    38.6
Traditional life...........................................              68.2             73.0         97.9
Individual long-term care  ................................              20.6             16.4         15.9
Group long-term care.......................................               7.9              7.8          8.4
Other......................................................               1.1              0.5         (2.7)
                                                                    ---------        ---------    ---------
     Total.................................................         $   190.6        $   172.3    $   158.1
                                                                    =========        =========    =========
Assets:
Non-traditional life.......................................         $10,195.5        $ 8,713.2    $ 7,091.6
Traditional life...........................................          13,716.7         16,412.4     15,753.0
Individual long-term care..................................           1,008.5            754.8        582.0
Group long-term care.......................................             466.0            400.2        345.7
Other......................................................              36.5             23.2         21.1
Intra-segment eliminations.................................             (44.8)          (600.1)      (619.5)
                                                                    ---------        ---------    ---------
     Total.................................................         $25,378.4        $25,703.7    $23,173.9
                                                                    =========        =========    =========

_________________
(1) Individual life insurance sales exclude (a) excess premiums, which are premiums that build cash value but do not purchase face amounts of insurance on variable life and universal life insurance products and (b) premiums on corporate owned life insurance (''COLI'') and bank owned life insurance (''BOLI'') policies covering more than 200 lives. Sales include 10% of single premium payments on universal and whole life insurance products.
(2) Group long-term care sales include only sales made to new employer groups initially effective in the year. Re-enrollments on existing accounts, sales constituting increased coverage to existing insureds, sales to non-employer groups and sales to new employees added to a group are excluded.
(3) Excluded from the segment financial results are net realized investment gains and losses and non-recurring or unusual items. See Note 12 to our Audited Consolidated Financial Statements for a reconciliation of amounts reported for operating segments to amounts reported in those financial statements.

Products and Markets

     We have built a broad life insurance product portfolio that covers nearly all product categories. The following chart shows the product categories where we are actively selling at least one, if not more, products.

------------------------------------------------------------------------------
                                                                   Separate
                                      General Account              Account
------------------------------------------------------------------------------
           Product                Term      Whole     Universal    Variable
           Category               Life      Life        Life         Life
------------------------------------------------------------------------------
 Single life insurance              X         X           X            X
------------------------------------------------------------------------------
 Joint or second-to-die life
   insurance                                  X           X            X
------------------------------------------------------------------------------
 Corporate and bank owned
   life insurance                                         X            X
------------------------------------------------------------------------------

     Individual Life Insurance.   We believe there are two distinct groups of
consumers for our individual life insurance products: relationship-oriented consumers and self-directed consumers. Relationship-oriented consumers are generally those in the high and upper-middle income markets. They typically have complex buying needs and are willing to pay a price premium to be served personally by professional advisors. Self-directed consumers typically have simpler product needs, are more price sensitive and are more likely to initiate their own insurance purchases as protection needs arise. We market our variable, universal and whole life insurance products to relationship-oriented consumers. We market our term life insurance products to relationship-oriented consumers, as well as to self-directed consumers.

     In the past several years, our life insurance sales growth has come principally from sales of variable and universal life insurance, while sales of whole life insurance have declined. By diversifying from traditional life insurance products to the investment-oriented savings products demanded by today's consumer, we have generated strong business and earnings growth.

     . Variable Life Insurance. Our primary variable life insurance product is variable universal life insurance. This product provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder. Our sales of variable life insurance have grown at a compound annual rate of 16% from 1997 through 1999. For the year ended December 31, 1999, our sales of variable life insurance, excluding corporate owned life insurance, increased 26% from 1998. Including corporate owned life insurance, our sales of variable life insurance declined by 2% from 1998, due to lower volume of corporate owned life insurance sales. Our variable life insurance product portfolio includes joint (second-to-die) and corporate owned life insurance products, as well as single life policies. Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals. Corporate owned life insurance products are sold to corporations to fund special deferred compensation plans and benefit programs for key employees. We were among the first insurance companies to offer variable life insurance products, beginning in 1980, and we believe the length of our experience in this market is a competitive strength. Variable life insurance policies, including corporate owned life insurance, represented 71% of our individual life insurance sales in the year ended December 31, 1999, compared to an average of 65% over the past three full years.

Our current variable life insurance products offer the policyholder a broad array of choices with respect to both investment options and also fund managers through our Variable Series Trust (VST). As of December 31, 1999, the VST included 24 fund options and 16 fund managers, offering a broad range of domestic equity, fixed income and international investment styles from retail and institutional managers. Offerings include both John Hancock and non-John Hancock funds.

     . Universal Life Insurance. Our universal life insurance products provide life insurance coverage and a cash value that increases based on a credited interest rate which is periodically reset. These policies generally permit policyholders to use any increase in cash value to vary the amount of insurance coverage and the timing and amount of premium payments. Our universal life insurance product portfolio also includes corporate owned life insurance and bank owned life insurance products which are sold to banks to fund post-retirement employee benefit plan liabilities. We participate in the bank owned life insurance market selectively, as special sales opportunities arise. For the year ended December 31 1999, sales of universal life insurance policies declined 65% compared to 1998. This decline is primarily attributable to the significant sales of bank and corporate owned life insurance that occurred in 1998. From 1997 through 1999, our sales of universal life insurance products declined at a compound annual rate of 13%. Universal life insurance policies represented 9% of our individual life insurance sales in the year ended December 31, 1999, compared to an average of 15% over the past three full years.

     . Traditional Life Insurance Products. Our traditional life insurance products include single life and joint life (second-to-die) whole life insurance, and term life insurance. Participating whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years, and typically pays a policy dividend. Term life insurance provides only a death benefit, does not build up cash value, and does not pay a dividend. Whole life insurance products represented 9%, and term life insurance products represented 11%, of our individual life insurance sales in 1999. For the year ended December 31, 1999, our whole life insurance sales, excluding corporate owned life insurance, were consistent with 1998. From 1997 through 1999, our whole life insurance sales declined at a 25% compound annual rate, as demand shifted to our variable life insurance products. For the year ended December 31, 1999, our term life insurance sales increased by 5% over 1998. From 1997 through 1999, sales of our term life insurance products grew at a compound annual rate of 37%. There has been a shift of term sales to the direct channel with Internet term sales up 79% over last year. Traditional life insurance policies represented 20% of our average individual life insurance sales over the past three full years.

     The following table illustrates, for the periods indicated, total statutory premiums and deposits, which is the premium we report on the annual statements we file with insurance regulators, life insurance in force and GAAP reserves for our individual life insurance products. In addition to premium from sales of new policies, which we refer to as ''sales,'' statutory premiums and deposits includes revenues from renewals of policies, 10% of single premium payments, and premiums from reinsurance assumed by us. We deduct from this measure the premiums that we cede to our reinsurers. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that premiums on variable and universal life insurance products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums received on these products and generally shows the fees earned from the products as revenues.

               Individual Life Insurance Selected Financial Data

                                          As of or for the Year Ended December 31,
                                          ----------------------------------------
                                              1999           1998         1997
                                          -------------  ------------  -----------
                                                       (in millions)
Total statutory premiums and deposits:
Variable life...........................     $    829.8    $    810.8   $    670.8
Universal life (1)......................          117.9         436.8        141.8
Traditional life........................        1,043.6       1,051.3      1,071.7
                                             ----------    ----------   ----------
  Total.................................     $  1,991.3    $  2,298.9   $  1,884.3
                                             ==========    ==========   ==========
Life insurance in force:
Variable life...........................     $ 56,691.1    $ 52,552.9   $ 46,175.3
Universal life..........................        8,967.2       8,511.0      6,967.2
Traditional life........................       57,284.8      52,122.6     61,772.3
                                             ----------    ----------   ----------
  Total.................................     $122,943.1    $113,186.5   $114,914.8
                                             ==========    ==========   ==========
GAAP Reserves:
Variable life...........................     $  6,560.0    $  5,407.5   $  4,124.9
Universal life..........................        2,065.7       1,930.3      1,468.0
Traditional life........................        9,786.3       9,386.0      9,046.4
                                             ----------    ----------   ----------
  Total.................................     $ 18,412.0    $ 16,723.8   $ 14,639.3
                                             ==========    ==========   ==========

________________
(1) Includes bank owned life insurance premiums of $340.0 million and $65.0 million for the years ended December 31, 1998 and 1997, respectively. There were no bank owned life insurance premiums for the year ended December 31, 1999.

     Long-Term Care Insurance. We are one of the few insurance companies that offers both individual and group long-term care insurance. We entered the individual long-term care insurance market in 1987 and the group long-term care insurance market in 1988. In 1998, we believe that we were the market leader for group long-term care insurance, with a 26% share of total premiums according to data reported by LIMRA. In 1998, we were among the top five writers of individual long-term care insurance according to data published by LifePlans, Inc.

     On March 1, 2000 we completed the acquisition of the individual long-term care insurance business of Fortis, Inc. This acquisition increases by about 50% (as measured by total premiums and number of policies in force) the total size of our individual long-term care insurance business, boosting our market share to 12% from 8%. The business acquired reported approximately $124 million of total premium for the year ended December 31, 1999, and included approximately 97,000 policies in force as of December 31, 1999. In addition, the acquisition will, we anticipate, provide us with access to an established national network of long-term care insurance brokers.

     Our long-term care insurance products provide protection against the large and escalating costs of home health care, assisted living, and nursing home care. With the aging population, the expected inability of government entitlement programs to meet retirement needs, and a growing public awareness of long-term care insurance, we believe there is excellent growth potential for the long-term care insurance market. In addition to our core distribution channels, which include our Signator/career agent channel, broker/dealers and banks, we expect to derive sales growth from alternative distribution methods, such as private label arrangements where our products are sold through other insurers' sales forces.

     Our long-term care insurance products are reimbursement products, which provide benefits only for documented nursing home or health care expenses. These products are sold on a guaranteed renewable basis, meaning that we are required to renew the policies each year as long as the premium is paid. However, this also gives us the ability to reset the price of the product prospectively, if needed. Our claims history on these products has been favorable.

     . Individual Long-Term Care Insurance. Our individual long-term care insurance products are sold to pre-retirement and retired customers. For the year ended December 31, 1999, our sales of individual long-term care insurance products were $70.9 million, an increase of 25% over 1998. From 1997 through 1999, our sales of individual long-term care insurance products increased at a compound annual rate of 13%. In the year ended December 31, 1999, we implemented two innovative processes designed to streamline back end processing, saving administrative time and providing quicker policy delivery to the consumer. The first is an innovative Telephone Interview Program that permits eligible long-term care clients to be interviewed over the telephone by trained nurses. This program has successfully replaced the collection of a physician's statement in 50% of cases, leading to lower costs and faster cycle times, without any loss of required underwriting information. The second, our SNAP ticket process, is an innovative approach to selling long term care insurance in the broker/dealer community based on the broker's selling model of "dropping a ticket". The broker completes a basic information sheet, then we work directly with the client to complete the application and set up any necessary underwriting tests. This process frees up the broker's time and removes them from the position of asking personal medical information from their client.

     The following table illustrates for the periods indicated first year premium, total premium and reserves for our individual long-term care insurance products. First year premium represents total premiums earned during the first year of the policy for all new individual long-term care insurance business.

                            Selected Financial Data
                      Individual Long-Term Care Insurance

                           As of or for the Year Ended December 31,
                           ----------------------------------------
                               1999          1998          1997
                           ------------  ------------  ------------
                                        (in millions)
  First year premium.......      $ 74.8        $ 57.2        $ 56.0
  Total premium............       276.6         218.5         175.2
  Reserves.................       658.0         473.4         340.9

     . Group Long-Term Care Insurance. Our group long-term care insurance products are sold through employer-sponsored plans to employees and retirees, and their eligible relatives. The insured, not the employer, generally pays the premium for this insurance. Following selection of one of our plans by an employer, we market our products directly to the employee base. The principal market for our group long-term care insurance products is companies with over 7,500 employees and retirees. We also pursue smaller employers with 500 or more employees and retirees in selected industries.

          Our sales of group long-term care insurance for the year ended December 31, 1999 were $6.3 million, an increase of 66% over 1998. From 1997 through 1999 our sales of group long-term care insurance products increased at a compound annual rate of 4%.

     The following table illustrates for the periods indicated first year premium, total premium and reserves for our group long-term care insurance products. First year premium represents total premiums earned during the first year of the policy for all new group long-term care insurance business, including employer and non-employer groups, and new employees added to a group.

                            Selected Financial Data
                        Group Long-Term Care Insurance

                           As of or for the Year Ended December 31,
                           ----------------------------------------
                               1999           1998         1997
                           -------------  ------------  -----------
                                        (in millions)
  First year premium......        $ 10.0        $  5.5       $  7.1
  Total premium...........          78.4          72.7         69.6
  Reserves................         334.3         275.2        219.9

Distribution

     We employ multiple distribution channels, both owned and non-owned, to sell our protection products. Typically we employ separate sales efforts for each product. However, we also attempt to optimize our distributor relationships by selling complementary products where the needs of the consumer call for them. The Protection Segment's distribution channels include the following:

     Signator. We are making fundamental changes in our career agency system to improve productivity, reduce fixed costs and enhance service. To enable our agents to provide more sophisticated financial planning services as well as a broader range of financial products, we are making a significant investment in agent education and training, expanding licensing requirements and enhancing our service and product support capability. A key component of this strategy was the creation in early 1999 of Signator, a separate distribution subsidiary. Signator will provide highly tailored financial planning tools and market support and will further enable our agents to sell products of multiple companies. This new subsidiary is structured to enable us to recruit, develop and retain top producers. The major producers within Signator include 43 managerial agencies owned by us and 100 independent general agencies, as well as insurance brokers. The managerial agencies are in the process of transitioning to independent general agencies. In addition to brokerage business sold through the managerial agencies and independent general agencies, Signator has established a direct brokerage outlet serving consumers in the high-end markets. Combined, the Signator system includes approximately 3,000 associated sales personnel. We believe that over time Signator will enable us to continue growing revenues, while reducing unit expenses.

     M Financial Group. M Financial Group is a national producer group founded in 1978 of approximately 100 life insurance producing firms with over 400 individual producers operating exclusively in the upper end of the wealth transfer and executive benefit markets. We believe John Hancock has been either the first or second largest provider of life insurance products to the M Financial Group in each of the past three years, although the member firms also sell the products of other prominent U.S. life insurance companies.

     We have jointly developed a proprietary life insurance product line with M Financial Group to meet the distinct requirements of its producers. We also offer four proprietary investment options of M Fund, Inc. on all variable life insurance products sold by M Financial Group members, in addition to the investment options supported by the VST. In addition to these proprietary products, we provide a number of exclusive services to M Financial Group members, including a deferred compensation plan, dedicated sales, underwriting and service teams and participation in special marketing events, as well as M Financial Group sponsored systems and technology initiatives. In addition, M Life Insurance Company shares the insurance risk, through reinsurance, on 50% of most of our policies that its members sell. These products and services and this reinsurance arrangement serve to align M Financial Group producers' incentives with ours.

     The business generated by M Financial Group producers has experienced lower termination or non-renewal (referred to in the industry as ''lapse'') and mortality rates than the industry average. Over the past three full years, sales originated through the M Financial Group relationship have accounted for approximately 39% of our average annual life insurance sales. In 1999, these sales included $18.5 million of large corporate owned life insurance policies.

     Independent Broker/Dealers. We have selling agreements for individual long-term care insurance products with over 20 independent broker/dealer organizations. In 1998, we launched Investors Partner Life Insurance Company, a wholly-owned subsidiary, to work with independent broker/dealers in offering tailored life insurance products to high income clients. In addition, our sales through Signator include some life insurance sold by broker/dealers.

     Direct distribution. We have developed a direct distribution unit, operating under the ''MarketPlace by John Hancock'' brand, to complement our traditional sales efforts. Through this unit, we sell term life insurance and variable annuities over the telephone, through direct mail and over the Internet, directly to consumers. We currently sell fully underwritten and simplified issue term insurance products and a simplified, no load, no surrender charge variable annuity. Term insurance products are marketed via direct response television, targeted direct mail and over the Internet. Consumers can call a toll-free number or go directly to our web site to get information, obtain a quote or start an application. We have built a call center and a streamlined application, payment and issue process to support this distribution channel.

     Our e-commerce initiatives include the launch of a John Hancock Internet web site that allows consumers to collect information on John Hancock and our products, get a quote, and begin an insurance application process directly on-line. Consumers can also access our term life insurance products through the on-line services offered by Quotesmith Corporation, InsWeb Corporation, and Intuit's QuickenInsurance site.

     Banks. We offer a full line of life and individual long-term care insurance products through banks that have established an insurance sales force.

     Group sales force. Group long-term care insurance products are marketed by a dedicated sales force located in major cities around the country. The sales force works closely with consultants, brokers, and other intermediaries to generate sales and grow existing accounts.

     Private label arrangements. We have launched, during the second quarter of 1999, an individual long-term care product which is being sold through another insurer under a private label arrangement. We anticipate entering into more of these private label arrangements with respect to various products.

     Signator, the M Financial Group, our independent broker/dealer channel and the bank channel are aimed at relationship-oriented consumers. The direct distribution channel targets self-directed consumers.

     The table below shows Protection Segment sales by distribution channel for the periods indicated. Individual life insurance sales exclude excess premiums, which are premiums that build cash value but do not purchase any additional face amount of insurance, on variable life and universal life insurance products and premiums on corporate owned life insurance and bank owned life insurance policies covering more than 200 lives. Sales include 10% of single premium payments on universal life and whole life insurance policies. Group long-term care sales include only sales made to new employer groups initially effective in the year. Re-enrollments on existing accounts, sales constituting increased coverage to existing insureds, and sales to non-employer groups and new employees added to a group are excluded. COLI is sold only by Signator and M Financial Group. BOLI is sold only by Signator.

               Protection Segment Sales by Distribution Channel

                                                   For the Year Ended December  31,
                                                   --------------------------------
                                                      1999       1998       1997
                                                     ------     ------     ------
                                                           (in millions)
Signator: (1)
  Individual life--excluding COLI and BOLI....       $122.9     $111.4     $108.7
  Individual life--COLI.......................          8.5        9.1        6.2
  Individual life--BOLI.......................            -       12.4        3.0
  Individual long-term care...................         63.3       50.7       49.1
M Financial Group:
  Individual life--excluding COLI.............         55.8       48.7       40.3
  Individual life--COLI.......................         18.4       69.1       28.2
  Individual long-term care...................           .1         .1         --
Independent Broker/Dealers:
  Individual long-term care...................          6.6        5.7        5.8
Direct Distribution:
  Individual life.............................          8.6        4.8         .7
Banks:
  Individual life.............................          1.7         .5         --
  Individual long-term care...................           .7         .2         .1
Dedicated Sales Force:
  Group long-term care........................          6.3        3.8        5.9
Other:
  Individual life.............................          0.9         .5         .1
  Individual long-term care...................           .2         .1         --
Total:
  Individual life--excluding COLI and BOLI....        189.9      165.9      149.8
  Individual life--COLI and BOLI..............         26.9       90.6       37.4
  Individual long-term care...................         70.9       56.8       55.0
  Group long-term care........................          6.3        3.8        5.9

_______________
(1) Sales originated through independent broker/dealers and reported within the Signator channel were 26%, 25% and 19% of total Signator individual life insurance sales, before deduction of excess premiums but after exclusion of cases with over 200 lives, for the years ended December 31, 1999, 1998 and 1997, respectively. For individual long-term care insurance for each of these three periods, less than 3% of total Signator sales were originated through independent broker/dealers. Also reported in the Signator channel are sales originated through independent insurance brokers, which accounted for 25%, 23% and 17% of total Signator individual life insurance sales, before deduction of excess premiums but after exclusion of cases with over 200 lives, for the years ended December 31, 1999, 1998 and 1997, respectively. For individual long-term care insurance, 22% 18% and 17% of total Signator channel sales were originated through independent insurance brokers for the years ended December 31, 1999, 1998 and 1997, respectively.

Underwriting

     Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and improve product pricing.

     Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. For individual long-term care products, we use separate but similar underwriting criteria appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions. In addition, a key focus of our life insurance and long-term care underwriting is the streamlining of the process we use in issuing new business. An example of an innovation in this area is the Telephone Interview Program for long-term care products, described above.

     For life insurance, our underwriting is based on our historical mortality experience, as well as the experience of the insurance industry and of the general population. We continually compare our underwriting standards against the industry to mitigate our exposure to higher risk business and to stay abreast of industry trends.

     Our life and long-term care insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. We use a variety of methods to evaluate certain policy applications, such as those where the size of the policy is large, or the applicant is an older individual or has a known medical impairment or is engaged in a hazardous occupation or hobby.

     Group long-term care underwriting is conducted on both the employer group level and the individual level. Our group long-term care corporate customers generally offer their employees the opportunity to purchase coverage on a "guaranteed-issue" basis, meaning that all employees are eligible for insurance coverage, and offer individually underwritten coverage to family members. We rely on our experience in underwriting large groups in order to set prices that take into account the underwriting arrangements, the general health conditions of the corporate customers' employees, the specifics of the negotiated plan design, and other demographic and morbidity trends. Group products are written on a guaranteed renewable basis, which permits repricing if necessary.

     Our corporate owned and bank owned life insurance policies covering multiple lives are issued on a guaranteed issue basis, where the amount of insurance issued per life on a guaranteed basis is related to the total number of lives being covered and the particular need for which the product is being purchased. Guaranteed issue underwriting applies to employees actively at work, and product pricing reflects the additional guaranteed issue underwriting risk.

Reserves

     We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our insurance policies and contracts. Our liability for variable life insurance and universal life insurance policies and contracts is equal to the cumulative account balances. Cumulative account balances include deposits plus credited interest less expense and mortality fees and withdrawals. Future policy benefits for our traditional life, individual long-term care and group long-term care insurance policies are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the policies. Our assumptions include investment yields, mortality, morbidity and expenses.

Competition

     We face significant competition in all our retail protection businesses. Our competitors include other large and highly rated insurance carriers. Some competitors have penetrated more markets and have greater resources than us.

Many competitors offer similar products and use similar distribution channels. In the e-commerce arena, we also face competition from internet start-up companies and traditional competitors that have established internet platforms. We believe that we distinguish ourselves from our competitors through the combination of:

     .    our strong and reputable brand name;

     .    our strong financial ratings;

     . our broad range of competitive and innovative products and our ability to create unique product combinations;

     . our ability to develop customized/proprietary products for various distribution channels;

     .    the variety of our distribution channels;

     . the depth of our experience as one of the first companies to offer variable life insurance, individual long-term care insurance and group long-term care insurance;

     . the quality of the support we provide to the distributors of our products including sophisticated tax, estate and business planning support; and

     .    our dedication to customer service.

     Competition also exists for agents and other distributors of insurance products. Much of this competition is based on the pricing of products and the agent or distributor compensation structure. We believe that our competitive strengths coupled with the advantages of our new Signator network will enable us to compete successfully to attract and retain top quality agents and distributors. We continuously provide technology upgrades and enhanced agent training, and strive to improve service.

Reinsurance

     We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. We have negotiated with several reinsurers to establish an additional reinsurance program which will limit our exposure to fluctuations in claims under in-force policies as of December 31, 1999 where the net amount at risk is $2 million or more. When complete, this program will be effective as of the beginning of 2000. We have reached agreement on the terms of this program, and we expect all documents will be executed in the near future. We are investigating similar arrangements for new business, to be effective at a later date, however the terms of these arrangements are not yet determined. By entering into reinsurance agreements with a diverse group of highly rated reinsurers, we seek to control our exposure to losses. Our reinsurance, however, does not discharge our legal obligations to pay policy claims on the policies reinsured. As a result, we enter into reinsurance agreements only with highly rated reinsurers. Nevertheless, there can be no assurance that all our reinsurers will pay the claims we make against them. Failure of a reinsurer to pay a claim could adversely affect our business, financial condition or results of operations.

     We have several major life reinsurance arrangements, including agreements with five reinsurers (The Lincoln National Life Insurance Company, Transamerica Occidental Life Insurance Company, RGA, Life Reassurance Corporation of America and Cologne Reinsurance Company of America) that, in the aggregate, transfer a total of 80% of the risk arising from our indeterminate premium term life insurance policies. We also have a reinsurance agreement with M Life Insurance Company, an affiliate of the M Financial Group, under which M Life Insurance Company reinsures 50% of most of our policies that its members sell. Under the terms of this agreement, we continue to hold the assets backing the reserves on the risks reinsured. M Life Insurance Company is assigned an NR-1 classification by A.M. Best, a rating which is primarily assigned to small companies for which A.M. Best does not have sufficient financial information required to assign rating opinions. To review the claims-paying ability and financial strength of M Life Insurance Company, we review semi-annual financial information provided to us by M Life Insurance Company, and hold semi-annual meetings with its management to review operations, marketing, reinsurance and financial issues. We also review the annual audited financial reports of the parent company of M Life Insurance Company. For amounts in excess of $400,000 per policy that would otherwise be reinsured by M Life Insurance Company, we have entered into reinsurance agreements with The Lincoln National Life Insurance Company and RGA.

     The total amount of reinsurance premiums paid in 1999 by the individual life insurance line of business to reinsurers amounted to $261.6 million. At December 31, 1999 we had reinsured $37,576.0 million in face amount of insurance, representing 23% of our total face amount of $160,519.1 million. Our five principal unaffiliated life reinsurers are listed below, along with the reinsurance recoverable, on a statutory basis, the face amount of life insurance in force reinsured as of December 31, 1999, and their respective A.M. Best ratings as of February 10, 2000:

                                                                  Face Amount
                                                                  -----------
                                                                    of Life     A.M.
                                                                    -------     ----
                                                     Reinsurance   Insurance    Best
                                                     -----------   ---------    ----
                                                     Recoverable    In-Force   Rating
                                                     -----------    --------   ------
Reinsurer
---------
                                                              (in millions)
RGA Reinsurance Company.............................    $32.8      $10,128.8       A
The Lincoln National Life Insurance Company.........     29.6        8,910.5       A
Life Reassurance Corporation of America.............     28.0        6,427.0       A+
Transamerica Occidental Life Insurance Company......     18.0        4,681.5       A+
M Life Insurance Company............................      2.5        2,849.4     NR-1

     Our individual long-term care business unit has entered into a coinsurance agreement with London Life International Reinsurance Company of Barbados. The amount of reinsurance premium paid in the years ended December 31, 1999 and 1998 under these agreements was $18.0 million and $18.7 million, respectively. As of December 31, 1999, there was, on a statutory basis, $68.1 million of total reinsurance recoverable under this agreement.

Asset Gathering Segment

Overview

     Through our Asset Gathering Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption, and accordingly represent a more stable base of assets than open-end funds.

     As of December 31, 1999, 74.5% of our mutual fund assets under management were invested in open-end mutual funds. Our investment management services include retirement services, offered principally to 401(k) plans, and the management of institutional pools of capital. We distribute these products and services through Signator, independent broker/dealers, banks, directly to state lottery commissions and, both directly and through pension consultants to retirement plan sponsors. In this segment, we also include the results of Signator, of John Hancock Signature Services, our servicing subsidiary, of First Signature Bank & Trust Company, our limited-service banking subsidiary, and of Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities.

     The Asset Gathering Segment contributed 13.8% and 15.0% of consolidated operating revenues and 18.8% and 22.2% of consolidated after-tax operating income in the year ended December 31, 1999 and 1998, respectively. The Asset Gathering Segment has achieved the following financial results for the periods indicated:

                                                As of or for the Year Ended December 31,
                                                ----------------------------------------
                                                    1999           1998         1997
                                                 ----------     ---------     ---------
                                                            (in millions)
Sales:
Variable annuities (1)......................     $    847.7     $   882.7     $   745.9
Fixed annuities (1).........................          648.6         377.8         714.0
John Hancock Funds (2)......................        3,899.6       6,797.7       7,442.3
                                                 ----------     ---------     ---------
  Total.....................................     $  5,395.9     $ 8,058.2     $ 8,902.2
                                                 ==========     =========     =========
Operating revenues: (3)
Variable annuities..........................     $    115.6     $    94.1     $    76.3
Fixed annuities.............................          396.1         390.1         400.5
John Hancock Funds (4)......................          452.4         467.2         377.9
Signator Investors (formerly John Hancock
 Distributors, Inc.)........................          184.1         169.0         112.2
John Hancock Signature Services.............          101.2         102.2         101.7
Other.......................................           31.9          10.8          10.8
Eliminations................................         (224.0)       (218.1)       (174.5)
                                                 ----------     ---------     ---------
  Total.....................................     $  1,057.3     $ 1,015.3     $   904.9
                                                 ==========     =========     =========
Segment after-tax operating income: (3)
Variable annuities..........................     $     34.3     $    18.3     $     8.3
Fixed annuities.............................           32.7          34.9          37.4
John Hancock Funds..........................           49.5          54.8          45.6
Signator Investors (formerly John Hancock
 Distributors, Inc.)........................            0.7           1.5           1.2
John Hancock Signature Services.............           (3.3)          0.7             -
Other.......................................            1.2           0.9           0.8
                                                 ----------     ---------     ---------
  Total.....................................     $    115.1     $   111.1     $    93.3
                                                 ==========     =========     =========
Assets:
Variable annuities..........................     $  7,877.6     $ 6,820.5     $ 5,360.0
Fixed annuities.............................        5,693.0       5,140.4       5,042.5
John Hancock Funds..........................          442.9         502.1         467.3
Signator Investors (formerly John Hancock
 Distributors, Inc.)........................           16.1          13.2          12.4
John Hancock Signature Services.............           26.9          26.7          22.3
Other.......................................          240.7         212.8         165.8
                                                 ----------     ---------     ---------
  Total.....................................     $ 14,297.2     $12,715.7     $11,070.3
                                                 ==========     =========     =========
Assets Under Management:
Variable annuities..........................     $  7,598.1     $ 6,569.6     $ 5,125.6
Fixed annuities.............................        5,255.0       4,867.4       4,777.8
John Hancock Funds (5)......................       32,696.6      34,945.2      31,402.0

_______________
(1) Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products.
(2) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of retail money market products are not included. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established.
(3) Excluded from the segment financial results are net realized investment gains and losses and non-recurring or unusual items. See Note 12 to our Audited Consolidated Financial Statements for a reconciliation of amounts reported for operating segments to amounts reported in those financial statements.
(4) Includes $6.1 million, $5.8 million and $7.7 million of revenue from management of our general account assets for the years 1999, 1998 and 1997, respectively.
(5) Includes $2.3 billion, $2.6 billion, and $2.3 billion of our general account assets and assets managed for certain John Hancock subsidiaries as of December 31, 1999, 1998 and 1997, respectively.

Products and Markets

Annuities

     We offer variable and fixed annuities, immediate and deferred, to a broad range of consumers through multiple distribution channels. Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate their funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying assets under management. Fixed annuities are general account products, where we bear the investment risk as funds are invested in our general account and a stated interest rate is credited to the contractholders' accounts. Our major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. Annuities may be deferred, where assets accumulate until the contract is surrendered, the contractholder dies, or the contractholder begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for a fixed period of time or for life with or without a period certain.

     Annuities offer a tax-deferred means of accumulating savings for retirement needs, and provide a tax-efficient source of income in the payout period. We sell our annuity products primarily to members of two groups: forty to sixty year-olds seeking to accumulate assets for retirement, and people over sixty years old seeking to protect against outliving assets during retirement. Members of both groups typically have annual incomes of less than $100,000.

     Investment management skills are critical to the growth and profitability of our annuity business. In addition to variable annuity products that offer the same fund choices as our variable life insurance products, we also offer variable annuities that offer funds managed by our subsidiaries. As of December 31, 1999, 82% of our variable annuity assets were managed by John Hancock Funds, our mutual fund subsidiary, and by Independence Investment Associates, Inc., our internal institutional equity manager. All our fixed annuity assets are managed internally.

     The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. Fixed annuity deposits represented 49% of total annuity deposits in 1997, and, as interest rates declined, represented only 43% of total annuity deposits in 1999. However, as a result of strong equity markets, deposits of variable annuities grew from 51% of total annuity deposits in 1997 to 57% of total annuity deposits in 1999. From 1997 through 1999, variable annuity deposits grew at a compound annual rate of 7% while fixed annuity deposits fell at a compound annual rate of 5%, as interest rates generally declined and the equity markets have generally been strong. During 1999, as interest rates have generally risen, fixed annuity deposits have increased as a proportion of total annuity sales.

     In order to enhance our competitiveness in the variable annuity marketplace, we introduced a new variable annuity product line, the Revolution suite of variable annuities, in September of 1999. These products include features that are responsive to the demand in all of our distribution channels, and will be sold through Signator, independent brokers, financial planners, broker/dealers and banks. Innovative optional features of these products, which can be added by consumers by way of riders to their original contracts, include a number of long-term care protection options. We believe that these new variable annuity products will present an attractive offering in the evolving variable annuity marketplace.

     The following table present certain information regarding our annuity reserve activity for the periods indicated:

                           Annuity Reserve Activity

                                                        As of or for the Year Ended December 31,
                                                        ----------------------------------------
                                                           1999           1998           1997
                                                         ---------      ---------      --------
                                                                   (in millions)
Variable Annuities:
Reserves, beginning of period......................      $ 6,660.4      $ 5,245.0      $4,092.3
     Deposits......................................          847.7          882.7         745.9
     Interest credited and investment performance..          942.1        1,090.9         816.6
     Surrenders and benefits.......................         (655.1)        (467.4)       (337.1)
     Product charges...............................         (111.9)         (90.8)        (72.7)
                                                         ---------      ---------      --------
Reserves, end of period............................      $ 7,683.2      $ 6,660.4      $5,245.0
                                                         =========      =========      ========
Fixed Annuities:
Reserves, beginning of period......................      $ 4,591.3      $ 4,501.8      $4,083.0
     Premiums and deposits.........................          648.6          360.6         692.6
     Interest credited.............................          262.3          245.0         228.1
     Surrenders and benefits.......................         (547.2)        (507.1)       (492.0)
     Product charges...............................           (8.6)          (9.0)         (9.9)
                                                         ---------      ---------      --------
Reserves, end of period............................      $ 4,946.4      $ 4,591.3      $4,501.8
                                                         =========      =========      ========
Total Annuities:
Reserves, beginning of period......................      $11,251.7      $ 9,746.8      $8,175.3
     Premiums and deposits.........................        1,496.3        1,243.3       1,438.5
     Interest credited and investment performance..        1,204.4        1,335.9       1,044.7
     Surrenders and benefits.......................       (1,202.3)        (974.5)       (829.1)
     Product charges...............................         (120.5)         (99.8)        (82.6)
                                                         ---------      ---------      --------
Reserves, end of period............................      $12,629.6      $11,251.7      $9,746.8
                                                         =========      =========      ========

John Hancock Funds

     John Hancock Funds, our mutual fund subsidiary, had $32.7 billion in total assets under management as of December 31, 1999. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 1999, our fixed income and equity research staffs included over 62 portfolio managers and analysts with an average of 15 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles.

     Through John Hancock Funds, we offer a variety of mutual fund products and related investment management services:

     . Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. We also offer our mutual funds as investment options in variable annuities and variable life insurance products. Our product offerings cover both domestic and international equity and fixed-income markets. As of December 31, 1999,

          68% of assets under management were invested in equity funds with the balance in fixed-income and money market funds. As of the same date, 23% of assets under management were invested in financial services sector funds.

          We have three principal sources of income from our mutual fund business: investment advisory fees; commission income; and Rule 12b-1 fees. We receive investment advisory fees for providing investment advisory and management services to the funds. Any changes in these fees must be approved by fund shareholders. Rule 12b-1 fee income consists of fees charged to cover the costs of distributing fund shares. We also receive a monthly management fee for shareholder and accounting services. Mutual fund investment advisory contracts, including the level of fees charged, are subject to the approval of the independent board members of the individual funds.

          Commission income consists of sales charges, also referred to as "loads," on our open-end funds. We offer three commission structures. Class A shares have a front-end load, in which sales charges are incurred as deposits are received. John Hancock Funds retains a portion of the front-end loads it receives but pays most of the amount to the broker/dealer firms that sell the funds' shares. Class B shares have a back-end or contingent load, in which sales charges are incurred only if redemptions are made within a time frame specified at the time of deposit. These charges decline to zero over time, typically a six year period. Class C shares do not have an upfront sales charge but they do have a back-end load for redemptions made within one year and ongoing annual expenses tend to be higher. Class B shares have been our highest selling class of mutual fund since 1997, representing 49% of deposits in the year ended December 31, 1999. Class C shares have been offered on our funds since 1998.

     . Retirement Services. We offer mutual funds and services to 401(k) plan sponsors, primarily small- and mid-size companies, on either a full-service or on an unbundled basis. A third option is available to clients who want to choose John Hancock Funds on an investment-only basis.

          We also offer traditional IRA programs and a complete line of retirement products, including: SIMPLE IRA and SIMPLE 401(k) plans for companies with no more than 100 eligible employees and no other qualified plan; Simplified Employee Pensions for companies of any size, including self-employed persons, partnerships and corporations; and Roth IRA plans for individuals.

          Capturing retirement plan assets is an important focus of John Hancock Funds, as plan participants' contributions are typically long-term in nature and therefore represent a stable source of investment advisory fee income. As of December 31, 1999, our retirement plan assets under management, including 401(k) and IRA assets under management, were approximately $5.4 billion. The retirement services we provide help us to attract and retain assets under management.

          Institutional Pools of Capital. Through institutional funds and private accounts, John Hancock Funds manages assets for public pension plans, high net-worth individuals, corporate pension plans, pooled separate accounts, union pension plans, foundations and endowments. As of December 31, 1999, assets under management included $2.3 billion of our general account assets and assets managed for certain John Hancock subsidiaries.

     The following table present certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                              Asset Flow Summary

                                                        For the Year Ended December 31,
                                                       ---------------------------------
                                                         1999        1998        1997
                                                       ---------   ---------   ---------
                                                                (in millions)
Retail Mutual Funds:
Assets under management, beginning of period (1)....   $29,248.7   $26,826.2   $19,244.5
  Deposits and reinvestments........................     4,010.8     6,242.8     6,178.3
  Redemptions and withdrawals.......................    (6,039.6)   (4,412.8)   (3,282.1)
  Market appreciation (depreciation)................     1,051.4     1,044.0     5,048.9
  Fees..............................................      (428.9)     (451.5)     (363.4)
                                                       ---------   ---------   ---------
Assets under management, end of period..............   $27,842.4   $29,248.7   $26,826.2
                                                       =========   =========   =========
Institutional Investment Management:
Assets under management, beginning of period........   $ 5,696.5   $ 4,575.8   $ 4,054.1
  Deposits and reinvestments........................       494.3     2,184.4       811.9
  Redemptions and withdrawals.......................    (1,561.1)     (907.2)     (573.3)
  Market appreciation (depreciation)................       240.3      (132.4)      307.3
  Fees..............................................       (15.8)      (24.1)      (24.2)
                                                       ---------   ---------   ---------
Assets under management, end of period..............   $ 4,854.2   $ 5,696.5   $ 4,575.8
                                                       =========   =========   =========
Total:
Assets under management, beginning of period........   $34,945.2   $31,402.0   $23,298.6
  Deposits and reinvestments........................     4,505.1     8,427.2     6,990.2
  Redemptions and withdrawals.......................    (7,600.7)   (5,320.0)   (3,855.4)
  Market appreciation (depreciation)................     1,291.7       911.6     5,356.2
  Fees..............................................      (444.7)     (475.6)     (387.6)
                                                       ---------   ---------   ---------
Assets under management, end of period..............   $32,696.6   $34,945.2   $31,402.0
                                                       =========   =========   =========

____________
(1) Retail mutual fund assets under management includes $5.4 billion, $5.0 billion and $4.4 billion in retirement plan assets for the years ended December 31, 1999, 1998 and 1997, respectively.

     For the year ended December 31, 1999, John Hancock Funds experienced net redemptions of $3.1 billion, primarily due to higher redemptions and sharply declining sales of its regional bank and financial services industries funds. Performance of these sector funds declined as did the underlying stocks in these industry categories. Further, industry-wide data indicates a general slowdown in the mutual fund industry. According to information published by Financial Research Corporation, net flows of new money into long-term open end mutual funds have declined by nearly 13% in 1999, from $219.3 billion for the year December 31, 1998 to $190.8 billion for the year ended December 31, 1999. To increase our mutual fund assets under management, we have taken steps to boost sales, including the development of several new fund offerings and refocusing the sales organization on regional broker/dealers and financial planners. Operating expenses have also been cut to protect profit margins.

  The following table sets forth the performance of our 10 largest retail open end mutual funds, as measured by net assets as of December 31, 1999. All of these mutual funds are managed by our affiliates. The historical performance of these funds is not an indicator of future performance. The table also sets forth the net assets of all other retail open end funds as a group, our variable annuity funds, our institutional funds, our closed end funds and our private accounts and other funds, which include $2.3 billion of our own general account assets and assets managed for certain John Hancock subsidiaries.

                          Summary of Fund Performance
                            As of December 31, 1999

                                                                                                                 Overall
                                                             ------------   --------------   --------------   -------------
                                                             One-Year       Three-Year       Five-Year        Morningstar
                             -----   -------  ------------   ------------   --------------   --------------   -------------
---------------------------  Class   Type of  Net Assets     Annual Total   Average Annual   Average Annual   Rating
                             -----   -------  ------------   ------------   --------------   --------------   (Stars)
                 Fund           (1)  Fund     (in millions)  Return         Total Return     Total Return     (2)
---------------------------  -----   -------  ------------   ------------   --------------   --------------   -------------
10 Largest Open End Funds

 Regional Bank                   A    Equity     $   963.2         -15.86%            9.52%           20.34%              2
                                 B                 2,871.5         -16.37             8.79            19.53               3
                                 C                     7.9            N/A              N/A              N/A             N/A
 Financial Industries            A    Equity         622.8          -1.07            12.66              N/A               2
                                 B                 2,044.7          -1.64              N/A              N/A             N/A
                                 C                    10.5            N/A              N/A              N/A             N/A
 Sovereign Investors             A    Equity       1,787.6           5.91            16.50            19.15               3
                                 B                   819.5           5.20            15.67            18.27               3
                                 C                    10.6           5.17              N/A              N/A             N/A
 Global Technology               A    Equity         862.3         132.38            54.63            43.55               5
                                 B                 1,044.4         130.77            53.55            42.54               5
                                 C                    43.6            N/A              N/A              N/A             N/A
 Small Cap Growth                A    Equity         773.2          64.96            28.83            28.34               3
                                 B                 1,075.4          63.62            27.87            27.40               4
                                 C                     9.4          63.59              N/A              N/A             N/A
 Bond                            A    Income       1,193.8          -1.36             5.16             7.65               3
                                 B                   222.2          -2.04             4.43             6.92               3
                                 C                    23.9          -2.05              N/A              N/A             N/A
 Large Cap Value                 A    Equity         604.2          37.89            29.77            29.57               4
                                 B                   768.3          36.95            28.86            28.64               4
                                 C                    12.7          36.94              N/A              N/A             N/A
 Strategic Income                A    Income         549.0           3.35             7.07            10.23               4
                                 B                   617.7           2.63             6.32             9.47               4
                                 C                    32.6           2.63              N/A              N/A             N/A
 High Yield Bond                 A    Income         274.7          10.91             5.07             9.22               2
                                 B                   787.7          10.08             4.27             8.40               2
                                 C                    35.5          10.08              N/A              N/A             N/A
 Core Equity                     A    Equity         393.8          12.37            23.21            25.48               4
                                 B                   664.1          11.59            22.37              N/A               3
                                 C                    29.9          11.59              N/A              N/A             N/A
Other Retail Open-End Funds                        5,208.5
                                            --------------

  Total Retail Open-End Funds                     24,365.2
Variable Annuity Funds                               376.0
Institutional Funds                                  830.2
Closed-End Funds                                   2,147.9
Private Accounts and Other                         4,977.3             (3)
                                            --------------
  Total                                          $32,696.6             (3)
                                            ==============

----------------
(1) Represents different classes of shares within each fund, based upon fee and expense computations.

(2) Morningstar is an independent provider of financial information concerning mutual fund performance. According to Morningstar, a fund's 10 year return accounts for 50% of its overall rating score, its five year return accounts for 30% and its three year return accounts for 20%. If only five years of history are available, the five year period is weighted 60% and the three year period is weighted 40%. If only three years of data are available, the three years are used alone. Funds scoring in the top 10% of their investment category receive 5 stars; funds scoring in the next 22.5% receive 4 stars; the next 35% receive 3 stars; those in the next 22.5% receive 2 stars and the bottom 10% receive 1 star.

(3) Includes $2.3 billion of our general account assets and assets managed for certain John Hancock subsidiaries.

  The following table presents certain information regarding our investment management revenues, commissions and other fees earned by John Hancock Funds in the periods indicated.


           Investment Management Revenues, Commissions and Other Fees

                                                    For the Year Ended December 31,
                                                    -------------------------------
                                                      1999       1998       1997
                                                    ---------  ---------  ---------
                                                             (in millions)
Investment advisory fee income...................      $201.9     $210.9     $173.7
Commission income................................        77.7       84.8       71.6
Rule 12b-1 fee income............................       159.5      163.7      125.3
Shareholder and accounting service fee income....       814.4        4.2        3.9
                                                       ------     ------     ------
  Total..........................................      $447.2     $463.6     $374.5
                                                       ======     ======     ======


Distribution

  We sell our asset gathering products and services through multiple distribution channels, both owned and non-owned, including many of the channels described within the Protection Segment.

  Signator.   Signator, through its broker/dealer and insurance agency
subsidiaries, is the primary distribution channel for our variable annuities. We also sell fixed annuities, mutual funds, 401(k) programs and other retirement programs through these entities.

  Broker/Dealers.   Broker/dealers, which include regional and national
brokerage firms and financial planners, are the primary distribution channel for our mutual funds. Broker/dealers also sell our fixed and variable annuities. We support this distribution channel with an internal network of wholesalers. These wholesalers meet directly with broker/dealers and financial planners and are supported by an extensive home office sales staff.

  Our recent distribution initiatives in this channel have included participation in alternative distribution programs, including: (1) wrap programs which package products under a single asset-based fee; (2) fund supermarkets, which distribute a menu of funds to consumers through a single brokerage account; and (3) subadvisory arrangements where we are hired to provide investment management services by other organizations involved in the packaging and distribution of mutual fund products.

  We also sell our 401(k) programs and other retirement programs through the broker/dealer channel. We employ a dedicated team of retirement plan wholesalers to sell products and services to this channel and are seeking to leverage these wholesalers to sell more retirement business directly to the small to mid-size 401(k) plan marketplace typically served by intermediaries. We have recently expanded our internal and external wholesaling capabilities and have expanded our telemarketing capabilities to better serve this channel.

  Pension Consultants.   We market investment management services to pension
consultants nationwide who provide advisory services to plan sponsors. Marketing efforts are supported by dedicated client relationship officers who keep clients updated on portfolio performance information.

  Banks.   Starting with sales of fixed annuities, we have expanded our offerings through banks to include mutual funds and variable annuities. Starting in 1998, we added additional products to our bank offerings. We believe we are well positioned to take advantage of the growth opportunity we see for multiple product offerings, coupled with added value marketing programs and customized service support for banks.

  Essex Corporation.   In January 1999, we purchased Essex Corporation, one of
the nation's largest intermediaries between banks and product manufacturers for annuities. Essex Corporation also serves as an intermediary in the distribution of mutual funds. Essex Corporation's primary source of income is commissions on sales of these products.

  Direct Distribution.   We are currently offering a variable annuity through
the direct distribution channel where customers may call a toll-free number and obtain an application to purchase the product.

  The table below shows Asset Gathering Segment sales by distribution channel for the periods indicated:

             Asset Gathering Segment Sales by Distribution Channel

                                                            For the Year Ended December 31,
                                                      -------------------------------------------
                                                          1999            1998            1997
                                                      -----------      -----------     ----------
                                                                      (in millions)
Broker/Dealers:
     Variable annuities.....................           $  126.5         $  155.8       $   62.8
     Fixed annuities........................               37.3             29.3           50.8
     Mutual funds...........................            2,639.2          4,826.3        4,987.9
Signator:
     Variable annuities.....................              685.1            709.7          678.4
     Fixed annuities........................               71.2             75.8          120.1
     Mutual funds...........................              794.9            902.5          753.9

Pension Consultants:
       Mutual funds.........................              317.8            885.9        1,562.5
Banks:
     Variable annuities.....................               25.7             14.2            3.3
     Fixed annuities........................               54.4            255.1          490.7
     Mutual funds...........................              127.0            183.0          138.0
Essex  (included with bank channel prior to 1999):
     Variable annuities.....................                6.9                -              -
     Fixed annuities........................              422.0                -              -
     Mutual funds...........................               20.7                -              -
Direct Distribution                                         3.5              3.0            1.4
Other (1)                                                  63.7             17.6           52.4
                                                       --------         --------       --------
  Total                                                $5,395.9         $8,058.2       $8,902.2
                                                       ========         ========       ========

(1) Other includes single premium immediate annuities, including lottery-related payout contracts, and supplemental contracts involving life contingencies.

Reserves

  We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our annuity contracts. Our liability for variable annuity contracts and deferred fixed annuity contracts is equal to the cumulative account balances. Cumulative account balances include deposits plus credited interest or investment earnings less expense and mortality fees, as applicable, and withdrawals. Future policy benefits on our immediate fixed annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts.


Competition

  We face substantial competition in all aspects of our asset gathering business. The annuity business is highly competitive. We compete with a large number of insurance companies, investment management firms, mutual fund companies, banks and others in the sale of annuities. We compete for mutual fund business with hundreds of fund companies. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than us.

  Competition in the asset gathering business is based on several factors. These include investment performance and the ability to successfully penetrate distribution channels, to offer effective service to intermediaries and consumers, to develop products to meet the changing needs of various consumer segments, to charge competitive fees and to control expenses.

  We believe the Asset Gathering Segment is well positioned to increase assets under management in the face of this competition. Our competitive strengths include our ability to:

  . deliver strong investment performance, and enhance this performance by expanding the depth and breadth of fundamental research, portfolio management teams, and investment professionals;

  .   develop new products and expand into new markets; and

  .   provide excellent service to investors and distributors.


Distribution and Service Organizations

  Within the Asset Gathering Segment, we also include our distribution company, Signator, and our servicing subsidiary, John Hancock Signature Services.

  Signator is the holding company for Signator Investors, Inc. and several insurance agencies. Signator Investors, Inc. representatives are able to offer securities and financial advisory products and services including general securities trading, wrap account products and other financial instruments to their clients, including not only John Hancock mutual funds and variable products, but also the products and services of other companies.

  John Hancock Signature Services combines and coordinates customer service functions for life insurance, annuity and mutual fund customers. The services provided by John Hancock Signature Services, Inc. include new business processing, contract change services, claims processing, premium collection and processing, billing, and preparation of annual or quarterly statements. Through this subsidiary, we seek to provide an integrated and comprehensive customer service function on a cost effective basis. This system permits a customer to have a single point of contact for most servicing needs.

Banking Products and Services

  First Signature Bank & Trust Company is a limited-service bank, which accepts demand deposits but does not make commercial loans. It provides consumer banking products and services to our customers. First Signature Bank & Trust Company had $225.4 million in assets as of December 31, 1999.

Guaranteed and Structured Financial Products Segment

Overview

  Through our Guaranteed and Structured Financial Products Segment, we offer a variety of products to qualified defined benefit and defined contribution retirement plans, as well as to other institutional buyers. A ''defined benefit plan'' is a retirement plan in which benefit payment obligations are specified by the plan document and where the contribution levels must adjust as necessary to fund these benefit obligations. In contrast to this, a ''defined contribution plan'' is a retirement plan in which the rules for making contributions to the plan are determined pursuant to a plan document and where the ultimate benefit levels will adjust to reflect actual contributions and the investment earnings thereon.

  Our products include non-guaranteed, partially guaranteed and fully guaranteed general account and separate account investment options. We distribute these products through home office and regional sales representatives either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers.

  The Guaranteed and Structured Financial Products Segment contributed 28.7% and 25.6% of consolidated operating revenues and 33.0% and 29.1% of consolidated after-tax operating income in the years ended December 31, 1999 and 1998, respectively.


                                           As of or for the Year Ended December 31,
                                           ----------------------------------------
                                               1999           1998         1997
                                           -------------  ------------  -----------
                                                          (in millions)
Operating Revenues: (1)
Spread-based products.....................     $ 1,829.5     $ 1,353.7    $ 1,433.6
Fee-based products........................         364.5         377.5        380.8
                                               ---------     ---------    ---------
  Total...................................     $ 2,194.0     $ 1,731.2    $ 1,814.4
                                               =========     =========    =========
Segment After-Tax Operating Income: (1)
Spread-based products.....................     $   164.7     $   117.5    $   103.0
Fee-based products........................          37.7          28.2         36.9
                                               ---------     ---------    ---------
  Total...................................     $   202.4     $   145.7    $   139.9
                                               =========     =========    =========
Assets:
Spread-based products.....................     $17,957.7     $17,311.6    $16,100.4
Fee-based products........................      12,273.8      12,003.6     12,009.6
                                               ---------     ---------    ---------
  Total...................................     $30,231.5     $29,315.2    $28,110.0
                                               =========     =========    =========
Assets Under Management:
Spread-based products.....................     $17,502.2     $16,808.6    $15,653.5
Fee-based products........................      11,862.8      11,738.0     11,759.6
                                               ---------     ---------    ---------
  Total...................................     $29,365.0     $28,546.6    $27,413.1
                                               =========     =========    =========

----------------
(1) Excluded from the operating segment financial results are net realized investment gains and losses, except those incurred for investments in the separate account supporting our short-term funding agreements, and non-recurring or unusual items. See Note 12 to our Audited Consolidated Financial Statements for a reconciliation of amounts reported for operating segments to amounts reported in those financial statements.


Products and Markets

  The Guaranteed and Structured Financial Products Segment offers spread-based products and fee-based products.

  Spread-Based Products. Our spread-based products provide a guaranteed rate of return to the customer. We derive earnings on these products primarily from the difference between the investment returns on the supporting assets and the guaranteed returns provided to customers. We refer to this difference as the "spread." Our spread-based products include both fund-type products and single premium annuities:

  .   Fund-type products.   Our fund-type products consist of the following:

      General account GICs. GICs are annuity contracts that pay a guaranteed rate of return. GICs are primarily marketed to sponsors of tax-qualified retirement plans such as 401(k) plans. The guaranteed rate of return on GICs can be a fixed rate or a floating rate based on an external market index.

      Funding agreements. Funding agreements are investment contracts that pay a guaranteed rate of return. However, funding agreements generally are issued to corporations, mutual funds and other institutional investors and, unlike GICs, are not typically used to fund retirement plans. The guaranteed rate of return on funding agreements can be a fixed rate or a floating rate based on an external market index.

  . Single premium annuities. Single premium annuities are immediate or deferred annuities which commence payment at a specified time, typically retirement. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant.

  The following table illustrates for the periods indicated, statutory premiums and deposits, future policy benefits/account balances and assets under management for our spread-based products. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that contributions to general account GICs and funding agreements be accounted for using deposit accounting. Deposit accounting excludes from revenue the contributions and deposits received on these products and generally shows only fees and investment income earned from these products as revenues.

                 Spread-Based Products Selected Financial Data

                                              As of or for the Year Ended December 31,
                                              ----------------------------------------
                                                  1999         1998           1997
                                              ------------   ----------    -----------
                                                           (in millions)
Statutory Premiums and Deposits:
Fund-type products
  General account GICs......................    $ 2,442.2     $ 2,578.9    $ 2,332.7
  Funding agreements........................      2,775.2       2,416.1        311.0
Single premium annuities....................        451.8         111.8        193.7
                                                ---------     ---------    ---------
  Total.....................................    $ 5,669.2     $ 5,106.8    $ 2,837.4
                                                =========     =========    =========
Future Policy Benefits/Account Balances:
Fund-type products
  General account GICs......................    $ 9,058.2     $ 9,743.3    $10,976.4
  Funding agreements........................      4,051.1       2,929.5        531.7
Single premium annuities....................      3,504.1       3,182.3      3,131.0
                                                ---------     ---------    ---------
  Total.....................................    $16,613.4     $15,855.1    $14,639.1
                                                =========     =========    =========
Assets Under Management:
Fund-type products
  General account GICs......................    $ 9,542.8     $10,329.2    $11,736.9
  Funding agreements........................      4,267.9       3,105.7        568.6
Single premium annuities....................      3,691.5       3,373.7      3,348.0
                                                ---------     ---------    ---------
  Total.....................................    $17,502.2     $16,808.6    $15,653.5
                                                =========     =========    =========
Segment After-Tax Operating Income:
Fund-type products..........................    $   131.5     $    83.7    $    78.9
Single premium annuities....................         33.2          33.8         24.1
                                                ---------     ---------    ---------
  Total.....................................    $   164.7     $   117.5    $   103.0
                                                =========     =========    =========

  The Company intends to limit sales of GICs and Funding Agreements in calendar year 2000 so that total assets under management for those products are less than 30% of general account assets and 20% to 25% of consolidated operating income after taxes.

  Fee-Based Products.   Our fee-based products generally pass the investment
results of invested assets through to the contractholder with no, or minimal, guarantees. We derive earnings on these products primarily from expense, risk and profit charges which are generally assessed on the basis of assets under management. Fee-based businesses provide relatively stable revenues and have lower capital requirements than do our spread-based businesses. Our fee-based products include:

  . General account participating pension fund-type products and conversion annuity contracts. These products are funding vehicles for group annuities that pass investment results through to the contractholder, after expense, risk and profit charges. Annuity guarantees of these products are supported by asset adequacy requirements under which assets must be maintained at levels at least 5% above the annuity reserve. If the level of assets held under the contract falls below this threshold we may withdraw an amount equal to the annuity reserve and apply the assets to purchase a fully guaranteed annuity.

  . Separate account GICs. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among flexible investment options provided by our various investment managers. Investment options may include a guaranteed tranche of a collateralized bond obligation offering originated by our Investment Management Segment. The separate account GIC business leverages the strong marketing relationships developed in our general account GIC business.

  . Guaranteed separate account annuities. These products are funding vehicles for group annuities which offer customers an insured pension-funding program in conjunction with a broad range of investment options, including both equity and fixed-income investment classes. The risk associated with providing these fully guaranteed annuities is mitigated by excess collateral maintenance requirements, which vary depending on the investment option selected.

  . Separate investment accounts. These are non-guaranteed group annuity contracts under which assets are held in a separate account. We typically use affiliated investment advisors to manage these assets. We may also use non-affiliated investment managers if the customer so requires. Because these products do not provide guarantees, most new sales of separate investment accounts are reported in the Investment Management Segment. Existing agreements, however, continue to be reported in and serviced by the Guaranteed and Structured Financial Products Segment because of customer relationships.

  The following table illustrates, for the periods indicated, statutory premiums and deposits, future policy benefits/balances and assets under management for our fee-based products. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that premiums on general account participating pension products, separate account GICs, separate account annuities and separate investment accounts be accounted for using deposit accounting. Deposit accounting excludes from revenue the contributions and deposits received on these products and generally shows only the fees and investment income earned from the products as revenues.


                   Fee-Based Products Selected Financial Data

                                                             As of or for the Year Ended December 31,
                                                            -------------------------------------------
                                                                 1999           1998           1997
                                                            --------------  -------------  ------------
                                                                          (in millions)
Statutory Premiums and Deposits:
General account participating pension fund-type products
 and conversion annuity contracts...........................    $   527.9      $   566.7     $   703.8
Separate account GICs.......................................        615.7          459.9         456.0
Guaranteed separate account annuities.......................        (60.4)         (27.9)        (70.4)
Separate investment accounts................................        333.1          173.5         265.4
                                                                ---------      ---------     ---------
  Total.....................................................    $ 1,416.3      $ 1,172.2     $ 1,354.8
                                                                =========      =========     =========
Future Policy Benefits/Account Balances:
General account participating pension fund-type products
 and conversion annuity contracts...........................    $ 3,526.6      $ 3,167.9     $ 3,338.2
Separate account GICs.......................................      3,584.2        3,333.6       3,305.0
Guaranteed separate account annuities.......................      1,975.5        2,118.9       1,944.2
Separate investment accounts................................      2,577.3        2,463.1       2,285.1
                                                                ---------      ---------     ---------
  Total.....................................................    $11,663.6      $11,083.5     $10,872.5
                                                                =========      =========     =========
Assets Under Management:
General account participating pension fund-type products
 and conversion annuity contracts...........................    $ 3,357.1      $ 3,466.6     $ 3,651.8
Separate account GICs.......................................      3,891.0        3,644.5       3,799.7
Guaranteed separate account annuities.......................      1,977.5        2,113.4       1,968.6
Separate investment accounts................................      2,637.2        2,513.5       2,339.5
                                                                ---------      ---------     ---------
  Total.....................................................    $11,862.8      $11,738.0     $11,759.6
                                                                =========      =========     =========

  Markets.   We offer our spread-based products and our fee-based products in a variety of markets. We emphasize a comprehensive understanding of each market in which we participate, and strive to create and maintain strong, consultative relationships with key buyers and intermediaries. By working closely with our customers to develop customized investment programs, we have been able to build a leading market share in several important markets, including general account GICs, separate account GICs, funding agreements and single premium annuities.

The following table provides a summary of our products and the markets in which they are sold.

---------------------------------------------------------------------------------------------
                                                            Markets
---------------------------------------------------------------------------------------------
            Products              Qualified Defined  Qualified and Non-
                                    Contribution     Qualified Defined      Non-Qualified
                                        Plans          Benefit Plans     Institutional Market
---------------------------------------------------------------------------------------------
 Spread-based
---------------------------------------------------------------------------------------------
 General account GICs                     X
---------------------------------------------------------------------------------------------
 Single premium annuities                 X                  X
---------------------------------------------------------------------------------------------
 Funding agreements                                                               X
---------------------------------------------------------------------------------------------
 Fee-based
---------------------------------------------------------------------------------------------
 Separate account GICs                    X
---------------------------------------------------------------------------------------------
 Guaranteed separate account
   annuities                                                 X
---------------------------------------------------------------------------------------------
 General account participating
   pension fund-type
   products and conversion
   annuity products                                          X
---------------------------------------------------------------------------------------------
 Separate investment accounts                                X
---------------------------------------------------------------------------------------------


     Industry sales of single premium annuities are driven primarily by pension plan terminations, which have been flat or have declined in recent years. Our sales of single premium annuities will generally follow this trend in the absence of a disproportionately large sale. In addition, due to declining demand for general account GICs in the 401(k) plan market, deposits on our general account GICs have remained relatively constant over the past three years.

     In response to these trends, we have created new products for the non-qualified institutional marketplace. In particular, beginning in 1998 we significantly expanded our marketing and product development efforts for funding agreements. We are now selling our products and services to defined contribution plans, banks, insurance companies, mutual funds, and other investors in the U.S. and have recently entered the European and Asian markets.

     We intend to continue to capitalize on our risk-management and investment skills to attract funds with new products from new markets, while continuing to pursue opportunities in those parts of the U.S. pension market that are still expanding.

     . Qualified Defined Contribution Plans. We offer spread-based as well as fee-based products to sponsors or investment managers of qualified defined contribution plans. Our marketing efforts are directed principally toward mid- to large-sized plans with an average contract size of $7 million to $10 million.

          The general account GIC has been the predominant product issued in this market, primarily for use as the asset underlying the fixed income investment option of 401(k) plans. Both general account and separate account GICs sold in this market provide a feature which permits individual plan participants to redeem or transfer funds in their account at book value during the term of the contract. In the case of separate account GICs, gains and losses arising out of these book value redemptions are absorbed by the plan by means of prospective changes in the crediting rate, which is the rate at which the GIC fund balances increase in value under the terms of the GIC.

     . Qualified and Non-Qualified Defined Benefit Plans. New sales to this market are primarily limited to single premium annuities and separate account annuities. There is little demand currently for new general account participating pension products, as demand for these arrangements has largely been replaced by demand for unbundled services, such as non-insured arrangements. However, because the significant majority of our existing general account participating pension products business does not contain provisions allowing for termination of the agreement by the customer prior to the termination date specified in the agreement, this business provides a slowly decreasing but predictable source of earnings.

          The primary drivers of the single premium annuity market are plan terminations and plan spin-offs. In such instances, the plan sponsor transfers all its obligations under the plan to an insurer by paying a lump sum premium amount. Another type of single premium annuity, referred to as a terminal funding annuity, is sold to plan sponsors who wish to transfer the payment obligations with respect to individual retirees to an insurer. Because the Department of Labor has mandated that annuities be purchased only from the "safest available" insurer, plan sponsors restrict their purchases of single premium and terminal funding annuities almost exclusively to insurance companies with superior or excellent financial quality ratings. We believe that our strong financial ratings position us well to compete in this market.

          Separate account annuities are purchased by plan sponsors who wish to provide guaranteed retirement benefits for their retirees and control their asset allocation mix. The advantage of an insurer's guarantee for a plan sponsor is that the obligation to the retiree is removed from the employer's balance sheet, and the employer is no longer required to pay Pension Benefit Guaranty Corporation premiums in respect of such retiree.

     . Non-Qualified Institutional Market. We issue funding agreements to non-qualified institutional investors both in the domestic and the international marketplace. We have broadened our marketing and product development efforts in this market in response to declining demand for traditional general account GICs in the 401(k) plan market. International purchasers of funding agreements include pension funds, banks, mutual funds, and insurance companies located in Europe and Asia. For international funding agreements, interest rate guarantees are generally fixed and the liabilities are denominated predominantly in foreign currencies. These funding agreements (accompanied by a currency swap where appropriate) typically are issued to a non-affiliated conduit which issues publicly-traded and privately placed medium-term notes. According to Capital NET Limited's MTNWare Volume Table, there were nearly $763 billion of medium term notes issued in Europe in 1999. None of the international funding agreements issued by us gives the contractholder the right to terminate the funding agreements prior to the contractually stated maturity dates.

          As of December 31, 1999, our liabilities included $4.1 billion of funding agreements, of which $3.6 billion were issued internationally. None of our funding agreement liabilities have a termination provision of less than one year, nor do we currently sell funding agreements with less than a one year termination provision. We believe that expansion into the domestic and international long term funding agreement markets presents good prospects for future growth. Moreover, diversification into these markets permits us to seek out the lowest cost of funds among diverse markets.

Distribution

     We distribute our guaranteed and structured financial products through a variety of channels. General and separate account GICs are sold through our regional representatives to plan sponsors, or to GIC managers who represent plan sponsors. Funding agreements marketed in the United States are sold either directly or through brokers, and in the international market they are sold through investment banks in the form of medium-term notes. Annuities are sold through pension consultants who represent defined benefit plan sponsors or through brokers who receive a commission for sales of our products.

     We maintain an experienced sales staff that develops and maintains relationships with target customers, consultants, and other financial intermediaries. We believe that our consistent market presence over the past two decades has created strong and valuable relationships with a large segment of the customer base.

Spread-Based Products Risk Management

     Because of the significant guarantees provided as part of our spread-based product offerings, risk management is particularly important in this line of business. To facilitate risk management, we segregate and manage the assets supporting our spread-based products separately from the rest of our general account. Our risk management strategy is based on:

     . Managing interest rate exposure by closely matching the relative sensitivity of asset and liability values to interest rate changes, i.e. controlling the "duration mismatch" of assets and liabilities.
          We believe that our target duration mismatch of zero years, with a maximum tolerance of plus or minus .05 years, is considerably narrower than the standard in the industry.

     . Using sophisticated systems and processes to project cash flows for each asset and each liability and to measure with precision the sensitivity of assets and liabilities to interest rate changes. This measurement process provides risk managers with a more complete picture of our asset/liability structure, the appropriateness of pricing and the overall soundness of the management of the account than do conventional accounting techniques alone.

     . Writing contracts that typically have a predictable maturity structure and do not have premature surrender or redemption provisions. This predictability allows us to invest a significant proportion of our assets in relatively illiquid asset classes, primarily private placement bonds and commercial mortgages, which have traditionally provided relatively attractive yields.

     . Monitoring all contribution and withdrawal activity in each contract to anticipate deviations from expected cash flows. Any such deviations form the basis for new cash flow projections and may trigger a change in portfolio hedging requirements.

     . Establishing working groups with representatives from our various business units, to facilitate interaction among portfolio management, sales management, risk management, financial management and the pricing staff. We believe frequent interaction and effective communication across the various business units have been key components of our successful risk management strategy.

Underwriting

     Spread-based products, particularly general account GICs and single premium annuities, are the products in this segment for which underwriting is most significant.

     General Account GICs. In developing pricing proposals for new contracts, our underwriters estimate both base-line cash flows and also likely variance from the base line due to plan participants reallocating assets from the "stable value" option of their defined contribution plan. Our underwriters utilize customized pricing models that generate plan-specific risk charges for each customer's book value payment provision. If these pricing models project the risk of losses exceeding customary thresholds, instead of rejecting the business, our underwriters can modify the proposal by suggesting the use of risk reduction techniques designed to shift some of the risk of redemptions back to the plan or to a third party.

     Single Premium Annuities. We underwrite immediate annuities using recent mortality experience and an assumption of continued improvement in annuitant longevity. We underwrite deferred annuities by analyzing not only mortality risk but also the expected time to retirement.

Reserves

     We establish and report liabilities for contractholders' funds and future policy benefits to meet the obligations on our policies and contracts. Our liability for general account GICs, funding agreements, and fee-based products is equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest or investment earnings less expense charges and withdrawals. Future policy benefits for our single premium annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. Our assumptions include investment yields, mortality and the expected time to retirement.

Competition

     Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional markets. Although a large number of companies offer these products, the market is concentrated. Through the first three quarters of 1999, five insurers, including John Hancock, issued approximately 60% of total GICs and funding agreements issued by U.S. insurance companies reporting to LIMRA; and through the first three quarters of 1999, five insurers, including John Hancock, issued more than 75% of total single premium annuities. Our competitors include a variety of well-recognized insurance companies, domestic and foreign banks and other institutional investment advisors, many of whom are larger and have greater resources than us. The recent entry of several new competitors, particularly foreign banks, has placed pressure on the pricing of some products. We have, as a result, pursued a strategy of concentrating on higher value-added products and positioning our offerings over a wider variety of institutional markets.

     We believe that we are able to compete successfully in our markets as a result of our strong financial ratings, investment management expertise, national distribution, flexible product design and competitive pricing. Competition in this market is restricted almost exclusively to insurance companies with superior or excellent financial ratings. The requirement for strong financial ratings reduces pressure on margins by limiting the number of potential competitors and by lowering our cost of funds.

Investment Management Segment

Overview

     Through our Investment Management Segment, we provide investment management services to domestic and international institutions. While this segment includes primarily assets managed for third-party institutional clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life and annuity and mutual fund products. The Investment Management Segment attracts funds from corporate and public pension plan sponsors, banks, insurance companies, mutual funds, and other domestic and international institutions.

     Our total assets under management as of December 31, 1999 and December 31, 1998 were $127.3 billion and $124.4 billion, respectively, of which the Investment Management Segment represented 31.6% and 31.9%, respectively. The Investment Management Segment contributed $189.9 million of consolidated operating revenues and $37.3 million of consolidated after-tax operating income in the year ended December 31, 1999.

                                               As of or for the Year Ended December 31,
                                               ----------------------------------------
                                                   1999         1998          1997
                                                ---------     ---------     ---------
                                                          (in millions)
Operating revenues (1)......................    $   189.9     $   143.9     $   118.5
Segment after-tax operating income (1)......         37.3          15.4          17.2
Assets......................................      3,531.4       3,439.6       3,286.8
Assets under management (2).................     40,211.7      39,637.7      34,361.5

_____________
(1) Excluded from the operating segment financial results are net realized investment gains and losses, except for gains or losses from mortgage securitization, and non-recurring or unusual items. See Note 12 to our Audited Consolidated Financial Statements for a reconciliation of amounts reported for operating segments to amounts reported in those financial statements.
(2) Includes $164.5 million, $88.1 million and $66.0 million of general account cash and invested assets as of December 31, 1999, 1998 and 1997, respectively.

Products and Markets

     The Investment Management Segment is primarily a fee-based investment advisory business in which we do not offer guarantees to our customers. We provide a variety of investment structures, such as investment advisory client portfolios, individually managed and pooled separate accounts, securitized portfolios, and registered investment company funds. We have recently added bond and mortgage securitizations, and mutual fund management capabilities.

     Our investment management expertise covers a wide range of private and publicly-traded asset classes and is based on fundamental research and disciplined, quantitatively-based analysis and asset-liability management. Our private fixed income, equity, real estate and alternative asset operations have strong credit analysis capabilities and deal origination expertise. These operations enjoy broad networks of relationships with intermediaries giving them early access to new investment opportunities.

     The capabilities of the Investment Management Segment include:

     Public Fixed Income and Equity Investments. Through our Independence Investment Associates and its subsidiaries we provide active stock and bond management to pension funds, endowments, and other institutions. We provide core, value, growth, medium-cap, balanced and market neutral investment strategies. We also offer international stock and bond management.

     In addition, through other subsidiaries, we offer active, quantitative investment management services in the high quality fixed income markets, with a special emphasis on structuring and managing portfolios of mortgage-backed securities and Treasury securities combined, when appropriate, with various derivative strategies.

     Private Fixed Income, Equity and Alternative Asset Class Investments. We manage funds for external institutional clients investing in private fixed-income and equity securities and alternative asset classes. Our strength is in private placement corporate securities, structured and innovative transactions and niche investment opportunities. Our recently completed offerings include a mezzanine fund investing primarily in subordinated debt with equity participation features and a collateralized bond obligation fund, which have been marketed domestically and overseas to banks, insurance companies, brokers and other clients outside of the pension market.

     We are the leading manager of equity timberland for large tax-exempt institutional investors, and are among the largest managers of equity farmland investments. In addition, we sponsor affordable housing investments that qualify for Federal tax credits. We have recently entered the business of commercial mortgage securitization. We now originate all mortgages in a standardized form so that they can be allocated to our own accounts, third parties or securitized as demand dictates. We also invest in independent power and renewable energy project investments on behalf of institutional clients.

     The following tables present certain information regarding the assets under management by the Investment Management Segment for the periods indicated:

                 Total Assets Under Management By Asset Class

                                                                 As of December 31,
                                                           -------------------------------
                                                             1999       1998       1997
                                                           ---------  ---------  ---------
                                                                     (in millions)
Assets Under Management: (1) (2)
Domestic equity and balanced............................   $26,940.8  $25,699.0  $21,993.9
International equity and balanced.......................     2,242.9    2,340.0    1,927.1
Domestic fixed income...................................     6,043.0    7,265.5    6,760.1
International fixed income..............................       836.6      286.6      166.9
Independent power generation............................       519.2      375.5      375.5
Timber..................................................     3,086.6    3,255.0    2,819.0
Farmland................................................       378.1      328.0      253.0
                                                           ---------  ---------  ---------
  Total.................................................   $40,047.2  $39,549.6  $34,295.5
                                                           =========  =========  =========

                              Asset Flow Summary

                                                           For the Year Ended December 31,
                                                           -------------------------------
                                                             1999       1998       1997
                                                           ---------  ---------  ---------
                                                                     (in millions)
Assets Under Management:
Assets under management, beginning of period (1) (3)....   $39,549.6   $34,295.5   $32,830.0
Sales and reinvestments.................................     5,258.6     3,738.9     1,309.0
Redemptions and withdrawals.............................    (7,984.8)   (4,916.8)   (6,218.0)
Market appreciation.....................................     3,223.8     6,432.0     6,374.5
                                                           ---------   ---------   ---------
Assets under management, end of period (1) (2)..........   $40,047.2   $39,549.6   $34,295.5
                                                           =========   =========   =========

----------------

(1) Includes $1,060.8 million, $1,563.0 million and $1,411.2 million of assets managed by subsidiaries for our general account for the year ended December 31, 1999, 1998 and 1997, respectively.
(2) Does not include $164.5 million, $88.1 million and $66.0 million of general account cash and invested assets as of December 31, 1999, 1998 and 1997, respectively.
(3) Does not include $88.1 million, $66.0 million and $54.5 million of general account cash and invested assets as of January 1, 1999, 1998, and 1997, respectively.

Distribution

     We sell our investment management products and services through multiple distribution channels. Marketing to pension funds, endowments, foundations and other institutional clients is conducted primarily by our experienced sales professionals and dedicated marketing and client relationship staff. Products are also offered through independent marketing specialists, consulting firms, and investment banking firms.

Competition

     The institutional asset management industry is highly competitive, with over 23,000 registered investment advisers. Consolidation activity over the past three years has increased the concentration of competitors within certain asset classes, particularly in the timber and independent power generation asset classes. We compete with other investment management firms, insurance companies, banks and mutual fund companies, many of whom are larger and have greater resources than us.

     We believe the key bases for competition are investment performance and customer service. Our competitive strategy focuses on attracting assets through superior performance. Consistent with this strategy, we continually evaluate opportunities to develop internally, acquire, or divest investment management units and strive to improve our investment management products and services. In addition, we believe our leading role in non-traditional asset classes helps to create a distinct and competitively advantageous profile in the institutional asset management marketplace.

Corporate and Other Segment

Overview

     Our Corporate and Other Segment consists primarily of our international insurance operations, corporate operations, and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. This segment contributed approximately 17.1% of consolidated operating revenues and 11.1% of consolidated after-tax operating income in the year ended December 31, 1999.

     The Corporate and Other Segment has achieved the following financial results for the periods indicated:

                                             For the Year Ended December 31,
                                            ---------------------------------
                                              1999        1998        1997
                                            ---------   ---------   ---------
                                                     (in millions)
Operating revenues: (1)
International insurance operations......    $   972.8   $   744.9   $   728.3
Corporate operations....................        289.0       292.5       264.1
Non-core businesses.....................         48.6        74.2       330.8
                                            ---------   ---------   ---------
     Total..............................    $ 1,310.4   $ 1,111.6   $ 1,323.2
                                            =========   =========   =========
Segment after-tax operating income: (1)
International insurance operations......    $    26.0   $    25.3   $     8.3
Corporate operations....................         31.2         8.7       (32.0)
Non-core businesses.....................         10.6        22.3        63.1
                                            ---------   ---------   ---------
     Total..............................    $    67.8   $    56.3   $    39.4
                                            =========   =========   =========
Assets:
International insurance operations......    $ 8,810.8   $ 5,222.0   $ 4,828.1
Corporate operations....................      4,942.3     3,494.0     3,745.7
Non-core businesses.....................      1,212.2     1,894.8     2,013.4
Intra-segment eliminations..............     (3,948.1)   (4,818.3)   (4,810.7)
                                            ---------   ---------   ---------
     Total..............................    $11,107.2   $ 5,792.5   $ 5,776.5
                                            =========   =========   =========

(1) Excluded from the segment financial results are net realized investment gains and losses and non-recurring or unusual items. See Note 12 to our Audited Consolidated Financial Statements for a reconciliation of amounts reported for operating segments to amounts reported in those financial statements.

International Insurance Operations

     Our international insurance operations include The Maritime Life Assurance Company, the 9th largest Canadian life insurance company based on total domestic assets under management at year-end 1998. This company distributes a full range of individual life and health insurance products, investment products and group life and health products through independent agencies, investment brokerage firms, and employee benefit brokers and consultants. On October 1, 1999, we completed the purchase of Aetna Canada Holdings Limited, which will be integrated into the operations of The Maritime Life Assurance Company. The acquisition essentially doubles our Canadian business in terms of revenues and customers, making our Canadian insurance operations the 8th largest Canadian life insurer based on combined assets under management, sixth based on domestic inforce premiums and third based on domestic new sales. We also offer individual life and group insurance and pension products through local affiliates doing business in five Southeast Asian countries. Working with an international network of over 40 insurers, we also coordinate and reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in more than 45 countries.

     In 1999, we were authorized to commence forming a joint venture life insurance company in China which promises to provide us an early foothold in this emerging economy with its vast population. The joint venture company's license will initially be restricted to operations in the city of Shanghai. While the joint venture arrangements remain subject to further regulatory review, we currently anticipate commencing operations in early 2001.

Corporate Operations

     Corporate operations consist principally of (1) investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments and (2) group life insurance operations. Our group life insurance business generated $226.0 million and $234.5 million in premium in the year ended December 31, 1999, and 1998, respectively.

Non-Core Businesses

     We have certain non-core businesses that have been divested or put in run-off, reflecting a strategic decision to focus on our retail and institutional businesses. Non-core businesses consist primarily of run-off property and casualty insurance companies that were sold in 1999, a portion of our group life and accident and health business and related subsidiaries that were sold in 1997, and other small subsidiaries in various stages of running-off their operations.

     In 1992, we sold our individual disability income insurance block of business to Provident Life and Accident Insurance Company through a reinsurance arrangement. The reinsurance recoverable from Provident Life and Accident Insurance Company reported on our GAAP financial statements was $225.9 million as of December 31, 1999.

General Account Investments

General Account and Separate Accounts

     Our investments include assets held in our general account and assets held in numerous separate accounts. We manage our general account assets in investment segments that support specific classes of product liabilities. These investment segments permit us to implement investment policies that both support the financial characteristics of the underlying liabilities, and also provide returns on our invested capital. The investment segments also enable us to gauge the performance and profitability of our various businesses.

     Separate account assets are managed in accordance with specific investment contracts. We generally do not bear any investment risk on assets held in separate accounts, but rather receive investment management fees based on levels of assets under management, measured at fair value, as well as mortality fees, policy administration fees and surrender charges. Generally, assets held in separate accounts are not available to satisfy general account obligations.

     For a further description of our investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investments."

Ratings

     Insurance companies are rated by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. John Hancock Life Insurance

Company is rated A++ (Superior) by A.M. Best, AAA (Highest) by Duff and Phelps, AA+ (second highest rating) by S&P, and Aa2 (third highest rating) by Moody's. On November 12, 1999, Moody's reaffirmed our Aa2 rating but revised our ratings outlook to negative. Moody's stated that the revision in ratings outlook was based on Moody's concerns about our exposure to potential underwriting losses arising from workers' compensation reinsurance programs arranged by Unicover Managers, Inc., business changes that could result from the demutualization and our sizable guaranteed and structured products business. The revision in ratings outlook does not constitute a ratings "downgrade," nor has Moody's placed us on their "Watchlist" for possible downgrade.

     A.M. Best's ratings for insurance companies currently range from "A++" to "F," and some companies are not rated. A.M. Best publications indicate that "A++" and "A+" ratings are assigned to those companies that in A.M. Best's opinion have achieved superior overall performance when compared to the norms of the life insurance industry and generally have demonstrated a strong ability to meet their policyholder and other contractual obligations.

     Moody's rating for insurance companies currently range from "Aaa" to "C." S&P ratings for insurance companies range from "AAA" to "CC." In evaluating a company's financial and operating performance, Moody's and S&P review its profitability, leverage and liquidity as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its policy reserves and the experience and competency of its management.

     We believe that our strong ratings are an important factor in marketing our products to our distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's opinion of our financial strength, operating performance and ability to meet our obligations to policyholders, and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock.

REGULATION

General

     Our business is subject to extensive regulation at both the state and Federal level, including regulation under state insurance and Federal and state securities laws.

State Insurance Regulation

     Our insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. Currently, we are licensed to transact business in all fifty states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, the Northern Mariana Islands, and 13 Canadian provinces and territories, and therefore are subject to regulation in all these jurisdictions. Most states have laws and regulations governing such issues as: what lines of business a company may engage in; underwriting practices, including a company's ability to request results of applicants' genetic tests; what premium rates may be charged in various lines of business; what products a company may sell; mandating certain insurance benefits and policy forms; minimum rates for accumulation of cash values and maximum rates for policy loans; licensing of insurance companies and agents; advertising and marketing practices; statutory accounting and reporting requirements; reserve requirements and solvency standards; admitted statutory assets; the appropriate mix of investments; dividend payments; transactions with affiliates; and acquisitions of control. State insurance departments periodically review the business and operations of an insurance company by examining its financial condition and how its agents sell its products. Our insurance subsidiaries are also required to file various reports relating to their financial condition, including detailed annual financial statements. This is required in each jurisdiction where an insurance subsidiary is licensed.

     State insurance regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries concerning whether our insurance subsidiaries are in compliance with the regulations covering their businesses. We try to respond to such inquiries in an appropriate way and to take corrective action if warranted.

     The Arizona and New Jersey insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company. We do not believe that the potential findings of these examinations will have a material impact on our business, financial condition or results of operations.

     State insurance regulators and the National Association of Insurance Commissioners are continually re-examining existing laws and regulations. Among other things, these laws and regulations may focus on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid. For example, the National Association of Insurance Commissioners has recently promulgated proposed changes to statutory accounting standards and a number of states have adopted statutes imposing reporting obligations in respect of Holocaust-related claims. These initiatives may be adopted by the various states in which we are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is impossible to predict the future impact of changing state and federal regulations on our business, and there can be no assurance that existing or future insurance-related laws and regulations will not become more restrictive.

Regulation Governing Potential Acquisitions of Control

     We are subject to regulation under the insurance holding company statutes of the states in which our insurance subsidiaries are organized, principally Massachusetts, which is the state of domicile of John Hancock Life Insurance Company. The Massachusetts insurance law contains provisions which, in general, provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Massachusetts Commissioner of Insurance. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to, 10% or more of the voting securities of an insurer or of a person that controls an insurer. A person seeking to acquire control, directly or indirectly, of a Massachusetts insurance company or of any person controlling a Massachusetts insurance company must file an application for approval of the acquisition of control with the Massachusetts Commissioner of Insurance and obtain the approval of the Massachusetts Commissioner of Insurance before consummating the acquisition.

     In addition, we may in the future become subject to New York insurance law governing the activities of insurance holding companies. Other state holding company laws, specifically those of California and Delaware, and similar Canadian laws, apply to us as well because we have insurance subsidiaries organized in those jurisdictions. Accordingly, the direct or indirect acquisition of control of John Hancock Life Insurance Company will be subject to the prior approval of the California and Delaware Commissioners of Insurance and the Office of the Superintendent of Financial Institutions in Canada and may also be subject to the prior approval of the New York Superintendent of Insurance.

     In addition to the restrictions under applicable insurance holding company statutes, each of the Plan of Reorganization governing our reorganization and our restated certificate of incorporation prohibits:

     . any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock until two years after the effective date of the reorganization; and

     . without prior approval of our board of directors and the Massachusetts Commissioner of Insurance, any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock during the one year period following the two year period described in the preceding paragraph.

          Under the Plan of Reorganization, the same restrictions apply to the common stock of John Hancock Life Insurance Company.

          There is an exception to the foregoing prohibitions for acquisitions by a person that becomes a beneficial owner of 10% or more of our common stock as a result of our issuance of such common stock to such person as consideration in an acquisition of another entity that was initiated by us by authority of our board of directors. Any such acquisition initiated by us by authority of our board of directors would require the approval of the Massachusetts Commissioner of Insurance and the Commissioners of Insurance of California and Delaware, the Office of the Superintendent of Financial Institutions in Canada and, potentially, the New York Superintendent of Insurance. If any person acquires or offers to acquire 10% or more of the outstanding shares of our common stock in violation of our Plan of Reorganization, we and the Massachusetts Commissioner of Insurance would be entitled to injunctive relief. By virtue of these provisions of the Plan of Reorganization and our restated certificate of incorporation, John Hancock Financial Services, Inc. may not be subject to an acquisition by another company during the two years following the effective date of the reorganization and may only be subject to acquisition in the third year following the effective date of the reorganization with the approval of our board of directors and the Massachusetts Commissioner of Insurance.

          All the restrictions described above may deter, delay or prevent a future acquisition of control, including transactions that could be perceived as advantageous to our stockholders.

     Regulation of Dividends and Other Payments from Insurance Subsidiaries

          John Hancock Financial Services, Inc. is a holding company and its assets consist of the outstanding capital stock of John Hancock Life Insurance Company and a portion of the net proceeds of our initial public offering. As an insurance holding company, we depend primarily on dividends from John Hancock Life Insurance Company to pay dividends to our stockholders (other than dividends during the first year following the effective date of the reorganization) and pay operating expenses. Any inability of John Hancock Life Insurance Company to pay dividends to us in the future in an amount sufficient for us to pay dividends to our stockholders and meet our cash obligations may materially adversely affect the market price of our common stock and our business, financial condition or results of operations.

          The Massachusetts insurance law limits how and when John Hancock Life Insurance Company can pay dividends to us. There are a number of provisions of the Massachusetts insurance law that govern payment of shareholder dividends and other distributions by stock insurance companies. Under the Massachusetts insurance law, no insurer may pay any shareholder dividend from any source other than statutory unassigned funds without the prior approval of the Massachusetts Commission of Insurance. The Massachusetts insurance holding company act requires that a report be given to the Massachusetts Commissioner of Insurance no later than five days following declaration, and at least ten days' prior to payment, of any dividend or distribution by a Massachusetts insurance company. Further, this act provides that no extraordinary dividend may be paid without thirty days' prior written notice to the Massachusetts Commissioner of Insurance, and only if the Massachusetts Commissioner of Insurance has not disapproved, or has approved, the payment within the thirty day notice period. An extraordinary dividend is any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) 10% of an insurance company's surplus as regards policyholders as of the preceding December 31, and (2) a life insurance company's statutory net gain from operations for the twelve months ending on the preceding December
     31. John Hancock Life Insurance Company in the future, could also be viewed as being commercially domiciled in New York and, if so, dividend payments may also be subject to New York's insurance holding company act as well as Massachusetts law.

Surplus and Capital Requirements

  Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance subsidiaries, to limit or prohibit the ability to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Limits may also be established on the ability to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year.

Risk-Based Capital

  The National Association of Insurance Commissioners has established risk-based capital standards for life insurance companies as well as a model act to apply such standards at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based on four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

  If an insurer's risk-based capital falls below specified levels, the insurer would be subject to different degrees of regulatory action depending upon the level. These actions range from requiring the insurer to propose actions to correct the risk-based capital deficiency to placing the insurer under regulatory control. John Hancock Mutual Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by 140% as of December 31, 1999.

Guaranty Funds

  All fifty states of the United States, the District of Columbia and Puerto Rico have insurance laws requiring companies licensed to do life or health insurance business within those jurisdictions to participate as members of the state's life and health insurance guaranty association. These associations are organized to pay contractual obligations under life and health insurance policies and annuity contracts issued by impaired or insolvent insurance companies. To meet these obligations, these associations levy assessments on all member insurers based on the proportionate share of the premiums written by each member in the lines of business in which the impaired or insolvent insurer is engaged. Some states permit member insurers to recover assessments paid through full or partial premium tax offsets, usually over a period of years. For the years ended December 31, 1999, 1998 and 1997, we paid $0.2 million, $6.9 million and $7.4 million, respectively, in assessments pursuant to state guaranty association laws. We are also subject to assessments pursuant to similar types of arrangements in Canada. While the amount of future assessments cannot be accurately predicted, we believe that assessments with respect to other pending insurance company impairments and insolvencies will not be material to our business, financial condition or results of operations.

Statutory Investment Valuation Reserves

  Life insurance companies are required to establish an asset valuation reserve ("AVR") consisting of two components: (i) a "default component," which provides for future credit-related losses on fixed maturity investments, and (ii) an "equity component," which provides for losses on all types of equity investments, including equity securities and real estate. Insurers also are required to establish an interest maintenance reserve ("IMR") for net realized capital gains and losses on fixed maturity securities, net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect our financial statements prepared in accordance with GAAP. Although future additions to AVR will reduce the future statutory capital and surplus of John Hancock Life Insurance Company, we do not believe that the impact under current regulations of such reserve requirements will materially affect the ability of John Hancock Life Insurance Company to increase its statutory capital and surplus and pay future dividends to John Hancock Financial Services, Inc.

IRIS Ratios

  The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System ("IRIS") for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 12 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 1999, John Hancock Mutual Life Insurance Company was outside one usual IRIS ratio range (real estate mortgage loans to total investment assets) on one occasion and has not been outside the usual IRIS ratio range with respect to any ratio during the past four years.

Regulation of Investments

  Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios. Some of these laws and regulations also limit the amount of investments in specified investment categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus, and in some instances, requiring divestiture. State regulatory authorities from the domiciliary states of our insurance subsidiaries have not indicated any non-compliance with any such regulations.

Valuation of Life Insurance Policies Model Regulation

  The National Association of Insurance Commissioners has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as Revised
XXX). This model regulation would establish new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Before the new reserve standards can become effective, individual states must adopt the model regulation. If these reserve standards were adopted in their current form, companies selling certain individual life insurance products such as term life insurance with guaranteed premium periods and universal life insurance products with no-lapse guarantees would be required to redesign their products or hold increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation. While many jurisdictions have already approved this model regulation effective January 1, 2000, we cannot predict whether this model regulation will be adopted in Massachusetts or any other state and, if adopted, when it will become effective. New York State adopted a regulation similar to the model regulation in 1994, and is considering amending its regulation to be consistent with Revised XXX.

Federal Insurance Initiatives and Litigation

  Although the Federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business. Current and proposed measures that may significantly affect the insurance business generally include limitations on anti-trust immunity, minimum solvency requirements and health care reform.

  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, implementing fundamental changes in the regulation of the financial services industry in the United States. The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker.

  Until passage of the Gramm-Leach-Bliley Act, the Glass-Steagall Act of 1933, as amended, had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act of 1956, as amended, had restricted banks from being affiliated with insurance companies. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurance companies may materially adversely affect all of our product lines by substantially increasing the number, size and financial strength of potential competitors.

  Moreover, the United States Supreme Court held in 1995 in NationsBank of North Carolina v. Variable Annuity Life Insurance Company that annuities are not insurance for purposes of the National Bank Act. Although the effect of these recent developments on us and our competitors is uncertain, both the persistency of our existing products and our ability to sell new products may be materially impacted by these developments in the future.

Tax Legislation

  Currently, under the Internal Revenue Code, holders of many life insurance and annuity products, including both traditional and variable products, are entitled to tax-favored treatment on these products. For example, income tax payable by policyholders on investment earnings under traditional and variable life insurance and annuity products which are owned by natural persons is deferred during the product's accumulation period and is payable, if at all, only when the insurance or annuity benefits are actually paid or to be paid. Also, for example, interest on loans up to $50,000 secured by the cash value of life insurance policies owned by businesses on key employees is eligible for deduction even though investment earnings during the accumulation period are tax-deferred.

  In the past, legislation has been proposed that would have curtailed the tax-favored treatment of some of our life insurance and annuity products. For example, in 1992, the Bush Administration proposed legislation that, had it been enacted, would have limited otherwise deductible interest payments for businesses that own life insurance policies on the lives of their employees. Similarly, in 1998, the Clinton Administration proposed legislation that, had it been enacted, would have caused transfers between separate accounts underlying tax-deferred annuity products to be taxable. The proposed legislation also contained other provisions unfavorable to our tax favored annuity products. None of these proposals was enacted, and no such proposals or similar proposals are currently under active consideration by Congress. The Clinton Administration has proposed tax law changes that would, if enacted, adversely affect our corporate owned and bank owned life insurance product offerings. If these or similar proposals directed at limiting the tax-favored treatment of life insurance policies or annuity contracts were enacted, market demand for such products would be adversely affected. In addition, there are a number of proposals currently being considered by Congress which would either eliminate or significantly reduce Federal estate taxes. Many insurance products are designed and sold to help policyholders reduce the effect of Federal estate taxation on their estates. Thus, the enactment of any legislation that eliminates or significantly reduces Federal estate taxation would likely result in a significant reduction in sales of our currently tax-favored products.

Securities Laws

  Certain of our investment advisory activities are subject to federal and state securities laws and regulations. Our mutual funds are registered under the Securities Act of 1933, as amended (the "Securities Act"), and the Investment Company Act. All of our separate investment accounts that fund retail variable annuity contracts and retail variable life insurance products issued by us, other than those which fund private placement investment options that are exempt from registration or support fixed rate investment options that are also exempt from registration, are registered both under the Securities Act and the Investment Company Act. Institutional products such as group annuity contracts, guaranteed investment contracts and funding agreements are sold to tax qualified pension plans or are sold to other sophisticated investors as "private placements," and are exempt from registration under both acts. Some of our subsidiaries are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and with the National Association of Securities Dealers, Inc., and a number are registered as investment advisers under the Investment Advisers Act of 1940. One subsidiary is registered as a commodity pool operator and as a commodity trading advisor under the Commodity Exchange Act. Our insurance companies or other subsidiaries also own or manage other investment vehicles that are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other requirements of those laws, such as antifraud provisions and the terms of applicable exemptions. We are also subject to similar laws and regulations in the states and foreign countries in which we provide investment advisory services, offer the products described above or non-variable life and annuity products or conduct other securities and investment related activities.

Environmental Considerations

  As owners and operators of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. When deemed appropriate, we routinely conduct environmental assessments for real estate being acquired for investment and before taking title to property acquired through foreclosure or deed in lieu of foreclosure. Based on these environmental assessments and compliance with our internal environmental procedures, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties would not be material to our consolidated financial position. Furthermore, although we hold equity positions in subsidiaries and investments that could potentially be subject to environmental liabilities, we believe, based on our assessment of the business and properties of these companies and our level of involvement in the operation and management of such companies, that we would not be subject to any environmental liabilities with respect to these investments which would have a material adverse effect on our business, financial position or results of operations.

ERISA Considerations

  Certain of our lines of business, including our management of employee benefit plan assets in our advisory capacity in separate accounts, are subject to the requirements of ERISA. In addition, the Small Business Job Protection Act, which we refer to as the SBJPA, offered insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank, which we refer to as the Harris Trust Decision, in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBJPA provisions provide that insurers are protected from liability for breaches of fiduciary duties under ERISA for past actions with respect to their general account contracts. However, insurers remain subject to federal criminal law and liable for actions brought by the U.S. Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBJPA also provides that contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, will not be subject to ERISA's fiduciary requirements if they meet the requirements of regulations issued by the United States Department of Labor. The SBJPA further provides that contracts issued from an insurer's general account after December 31, 1998, that are not guaranteed benefit policies will be subject to ERISA.

  In January 2000, the Department of Labor published a regulation pursuant to the SBJPA which provides, among other things, that if an employee benefit plan acquired an insurance policy (other than a guaranteed benefit policy) issued on or before December 31, 1998 that is supported by the assets of the insurer's general account, the plan's assets for purposes of ERISA will not be deemed to include any of the assets of the insurer's general account, provided that the requirements of the regulation are met. Accordingly, if those requirements are met, the insurer is not subject to the fiduciary obligations of ERISA in connection with such an insurance policy. These requirements include detailed disclosures to be made to the employee benefit plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (1) the accumulated fund balance (which may be subject to market value adjustment) or
(2) a book value payment of such amount in annual installments with interest. In the event John Hancock Life Insurance Company elects to comply with the requirements set forth therein to secure the exemption provided by the regulations from the fiduciary obligations of ERISA, John Hancock Life Insurance Company's exposure to disintermediation risk could increase due to the termination options that it would be required to provide to policyholders, but such an increase would not be material. Since there has been no final ruling in the Harris Trust litigation regarding whether John Hancock Life Insurance Company, Inc. has violated ERISA, we are unable at this time to determine the effects of the decision. With respect to employee welfare benefit plans subject to ERISA, the Congress periodically has considered amendments to the law's Federal preemption provision, which would expose John Hancock Life Insurance Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA have been defeated.

Employees

  As of March 20, 2000 we employed approximately 9,700 people. We believe our relations with our employees are satisfactory.

Management

  For biographical information of our executive officers see "Item 10 - Directors and Executive Officers of John Hancock Financial Services, Inc."

ITEM 2. Properties

  Our home office consists of our 60-story landmark office tower and five other buildings located in Boston, Massachusetts. We own this facility and occupy approximately 60% of the 3.8 million gross square feet of space in these buildings. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs.

  Since 1987, we have entered into a series of lease agreements with a non-affiliated organization for the rental of furniture and equipment. The leases have a non-cancelable term of twelve months and an expected term of approximately nine years. Annual aggregate commitments under these leases are approximately $8 million.

ITEM 3. Legal Proceedings

  We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other regulatory bodies regularly make inquiries and, from time to time conduct examinations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker/dealers. We do not believe that this litigation or any of these other matters that are currently pending, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Sales Practice Class Action Settlement

  Over the past several years, companies engaged in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. On December 31, 1997, the United States District Court for the District of Massachusetts approved a settlement of a nationwide class action lawsuit regarding sales practices against John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc., entitled Duhaime, et al. v. John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1979 through December 31, 1996) had an ownership interest in one or more of our whole life, universal life or variable life insurance policies (and certain annuities and mutual funds) issued during the class period.

  In conjunction with this settlement, we have established a reserve that stands at $496.6 million at December 31, 1999. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by us. We will continue to update this estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and alternate dispute resolution and arbitration, the range of any additional costs related to the settlement cannot be reasonably estimated.

Harris Trust Litigation

  Since 1983, we have been involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491), which raised the question of whether insurance company general account assets as assets of a contractholder's plan under ERISA. The case was tried in 1997, but as of yet there is no final decision in this matter. If we have an unfavorable ruling in the Harris Trust lawsuit, it would be limited to the Harris Trust contract, and it might require that John Hancock Life Insurance Company pay money damages to Harris Trust, as Trustee of the Sperry Retirement Trust No. 2.

ITEM 4. Submission of Matters to a Vote of Security Holders

  On December 13, 1999, the following classification of the incumbent directors of John Hancock Financial Services, Inc., with terms of office as noted, was unanimously approved by the board of directors of John Hancock Mutual Life Insurance Company, the sole shareholder of John Hancock Financial Services, Inc. as of that date, effective December 13, 1999:

CLASS I (Initial term of office expiring at the annual meeting of shareholders in the year 2000)

   Foster L. Aborn
   Robert E. Fast, Esq.
   Dr. Kathleen Foley Feldstein
   Michael C. Hawley
   Robert J. Tarr, Jr.

CLASS II (Initial term of office expiring at the annual meeting of shareholders in the year 2001)

   Samuel W. Bodman

   Stephen L. Brown
   Wayne A. Budd
   Nelson S. Gifford
   Judith A. McHale

CLASS III (Initial term of office expiring at the annual meeting of shareholders in the year 2002)

   I. MacAllister Booth
   John M. Connors, Jr.
   David F. D'Alessandro
   Edward H. Linde
   Richard F. Syron


PART II
-------

ITEM 5. Market for John Hancock Financial Services, Inc. Common Stock and Related Stockholder Matters

  Our Common Stock is listed on the New York Stock Exchange which is the principal market for our Common Stock. Its symbol is JHF. As of March 2, 2000, there were approximately 918,551 record holders of our Common Stock.

  Our stock was offered publicly on January 27, 2000, thus there was no market activity in the two most recent fiscal years. In future filings, the dividends declared and the high and low reported closing sales prices on the New York Stock Exchange with respect to our common stock for each quarterly period for the two most recent fiscal years will be disclosed as required.

  Dividend decisions will be based on, and affected by, a number of factors; including the operating results and financial requirements of John Hancock Financial Services, Inc. and the impact of regulatory restrictions discussed in the Regulation section of Business and Liquidity and Capital Resources section of the Management's Discussion and Analysis (MD&A). We currently intend to declare an initial annual cash dividend of $.30 per share in the fourth quarter of 2000.

ITEM 6. Selected Financial Data

  The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the three years ended December 31, 1999 and balance sheet data as of December 31, 1999 and 1998 have been derived from our audited consolidated financial statements and notes thereto included elsewhere in this form 10-K. The following selected income statement data for the years ended December 31, 1996 and 1995 and balance sheet data as of December 31, 1997, 1996 and 1995 have been derived from our audited consolidated financial statements not included herein. The following selected consolidated financial data has been prepared in accordance with GAAP, except that the statutory data presented below has been prepared in accordance with applicable statutory accounting practices and was taken from our annual statements filed with insurance regulatory authorities.

  The following selected historical consolidated financial data should be read in conjunction with other information including our Consolidated Financial Statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations", included elsewhere in this form 10-K.

                                                                                        For the Year Ended December 31,
                                                                          ----------------------------------------------------------
                                                                             1999          1998         1997       1996      1995
                                                                          ----------    ----------   ---------  ---------  ---------
                                                                                                   (in millions)
Income Statement Data: (1)(2)
Revenues
Premiums.................................................................   $2,717.5       $2,197.9    $2,473.6   $2,922.5  $2,657.1
Universal life and investment-type product charges.......................      703.5          597.0       512.0      466.3     414.0
Net investment income....................................................    3,574.0        3,330.7     3,190.7    3,223.1   3,099.4
Net realized investment gains, net of related amortization of deferred policy acquisition costs and amounts credited to participating pension
 contractholders (3).....................................................      175.1          106.4       157.0      110.7      52.3
Investment management revenues, commissions and other fees...............      680.9          659.7       554.7      751.3     660.0
Other revenue............................................................        6.5           10.3        58.3      230.9     248.3
                                                                            --------       --------    --------   --------  --------
      Total revenues.....................................................    7,857.5        6,902.0     6,946.3    7,704.8   7,131.1

Benefits and expenses
Benefits to policyholders, excluding amounts related to net realized
 investment gains credited to participating pension contractholders (4)..    5,418.4        4,152.0     4,303.1    4,676.7   4,226.5
Other operating costs and expenses.......................................    1,412.3        1,383.0     1,283.7    1,694.1   1,568.3
Amortization of deferred acquisition costs, excluding amounts related to
 net realized investment gains (5).......................................      166.8          249.7       312.0      230.9     229.1
Dividends to policyholders...............................................      501.6          473.2       457.8      435.1     496.5
                                                                            --------       --------    --------   --------  --------
      Total benefits and expenses........................................    7,499.1        6,257.9     6,356.6    7,036.8   6,520.4
                                                                            --------       --------    --------   --------  --------

Income before income taxes, extraordinary item and cumulative effect of
 accounting change.......................................................      358.4          644.1       589.7      668.0     610.7
Income taxes.............................................................      101.9          183.9       106.4      247.5     261.2
                                                                            --------       --------    --------   --------  --------
Income before extraordinary item and cumulative effect of accounting
 change..................................................................      256.5          460.2       483.3      420.5     349.5
Extraordinary item - demutualization expenses, net of tax................      (93.6)         (11.7)          -          -         -
Cumulative effect of accounting change...................................       (9.7)             -           -          -         -
                                                                            --------       --------    --------   --------  --------
      Net income.........................................................   $  153.2       $  448.5    $  483.3   $  420.5  $  349.5
                                                                            ========       ========    ========   ========  ========

                                            As of or for the Year Ended December 31,
                                    --------------------------------------------------------
                                      1999        1998        1997        1996        1995
                                    --------    --------   ---------   ---------   ---------
                                                         (in millions)
Balance Sheet Data:
General account assets............  $56,408.1   $52,000.1   $49,906.4   $48,420.6   $47,485.7
Separate account assets...........   28,047.6    24,966.6    21,511.1    18,082.1    15,835.2
Total assets......................   84,455.7    76,966.7    71,417.5    66,502.7    63,320.9
General account liabilities.......   50,986.6    46,416.9    44,667.7    43,265.9    42,770.6
Long-term debt....................      536.9       602.7       543.3     1,037.0       934.3
Separate account liabilities......   28,047.6    24,966.6    21,511.1    18,082.1    15,835.2
Total liabilities.................   79,571.1    71,986.2    66,722.1    62,385.0    59,540.1

Minority Interest.................       93.5        25.3        25.3        25.3        25.3

Policyholders' equity.............    4,791.1     4,955.2     4,670.1     4,092.4     3,755.5

Statutory Data:
Capital and surplus (6)...........  $ 3,456.7   $ 3,388.7   $ 3,157.8   $ 2,856.1   $ 2,533.5
Asset valuation reserve ("AVR")...    1,272.8     1,316.9     1,191.0     1,088.4     1,035.6
                                    ---------   ---------   ---------   ---------   ---------
Capital and surplus plus AVR......  $ 4,729.5   $ 4,705.6   $ 4,348.8   $ 3,944.5   $ 3,569.1
                                    =========   =========   =========   =========   =========
Net income........................  $   573.2   $   627.3   $   414.0   $   313.8   $   340.8


  We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment gains and losses and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment gains and losses, extraordinary items, and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income and total segment income are not a substitute for net income determined in accordance with GAAP.

                                                              For the Year Ended December 31,
                                                            ----------------------------------
Segment Data: (7)                                              1999        1998        1997
                                                            ----------  ----------  ----------
Segment after-tax operating income:
 Protection Segment.....................................     $ 190.6     $ 172.3     $ 158.1
 Asset Gathering Segment................................       115.1       111.1        93.3
                                                             -------     -------     -------
  Total Retail..........................................       305.7       283.4       251.4
 Guaranteed and Structured Financial Products
  Segment...............................................       202.4       145.7       139.9

 Investment Management Segment..........................        37.3        15.4        17.2
                                                             -------     -------     -------
  Total Institutional...................................       239.7       161.1       157.1
 Corporate and Other Segment............................        67.8        56.3        39.4
                                                             -------     -------     -------
 Total segment income...................................       613.2       500.8       447.9

After-tax adjustments:
 Realized investment gains, net (8).....................       119.9        93.9       104.9
 Class action lawsuit...................................       (91.1)     (150.0)     (112.5)
 Workers' compensation reinsurance reserve..............      (133.7)          -           -
 Restructuring charges..................................       (17.0)          -           -
 Corporate account asset transfer.......................      (205.8)          -           -
 Other demutualization related costs....................        (6.8)          -           -
 Benefit from pension participating contract
  modification..........................................           -           -         7.7

 Surplus tax............................................       (22.2)       15.5        35.3
                                                             -------     -------     -------
 Total after-tax adjustments............................      (356.7)      (40.6)       35.4
                                                             -------     -------     -------
GAAP Reported:
 Income before extraordinary item and cumulative
  effect of accounting change...........................       256.5       460.2       483.3

 Extraordinary item-
  demutualization expenses, net of tax..................       (93.6)      (11.7)          -

 Cumulative effect of accounting change.................        (9.7)          -           -
                                                             -------     -------     -------
 Net income.............................................     $ 153.2     $ 448.5     $ 483.3
                                                             =======     =======     =======


(1) Prior to 1996, we prepared our financial statements in conformity with accounting practices prescribed or permitted by the Massachusetts Division of Insurance which accounting practices were considered to be GAAP for mutual life insurance companies. As of January 1, 1996, we adopted Financial Accounting Standards Board "FASB" Interpretation No. 40, Applicability of Generally Accepted Accounting Principles to Mutual Life Insurance and Other Enterprises and Statement of Financial Accounting Standards ("SFAS") No. 120, Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long Duration Participating Policies. Interpretation No. 40 and SFAS No. 120 require mutual life insurance companies to adopt all applicable authoritative GAAP pronouncements in their general purpose financial statements. Accordingly, the financial information presented in the Selected Financial Data for periods prior to 1996 has been derived from our financial information which has been retroactively restated to reflect the adoption of all applicable authoritative GAAP pronouncements. All such applicable pronouncements were adopted as of the effective date originally specified in each such pronouncement. The following sets forth the significant accounting pronouncements with effective dates subsequent to the earliest financial information presented herein, the effective dates of their adoption by us and, if applicable, a description of the accounting followed by us for periods presented herein prior to the effective date of such pronouncements.

 .    SFAS No. 114, Accounting by Creditors for Impairment of a Loan, was adopted on a retroactive basis for the year ended December 31, 1995 and subsequent years. For periods prior to the adoption of SFAS No. 114, we established a policy to record impairment losses for troubled loans based on discounted cash flows or the fair value of the collateral. The policy was substantially consistent with SFAS No. 114. The adoption of SFAS No. 114 did not have a material effect on the level of the allowances for possible losses on loans on our consolidated results of operations or financial position.

 .    SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for
     Long-Lived Assets to be Disposed Of, was adopted for the year ended December 31, 1996 and subsequent years. For periods prior to the adoption of SFAS No. 121, writedowns on impaired real estate were established if the undiscounted cash flows were less than the carrying value. In such cases, the asset was written down to the discounted cash flow amount. Real estate held for sale was carried at the lower of cost or fair value. Accordingly, there was no material effect on our financial statements as a result of the adoption of SFAS No. 121.

 .    SFAS No. 131, Disclosures about Segments of an Enterprise and Related
     Information, was adopted for the year ended December 31, 1997, retroactive to December 31, 1994. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in financial statements. The segment data presented herein reflects the adoption of SFAS No. 131.

(2) We have completed a number of transactions which have affected the comparability of our results of operations.

     On March 31, 1999, we completed the sale of Unigard Security Insurance Company ("USIC") and John Hancock Insurance Co. of Bermuda Ltd. ("John Hancock Bermuda"). The sale of USIC was completed by entering into a 100% quota share reinsurance agreement with a third party reinsurer and then through a stock sale. We also sold 100% of the stock of John Hancock Bermuda, which offered reinsurance products and services. Assets and liabilities transferred in connection with both sales amounted to $381.0 million and $161.8 million, respectively. The sale of USIC resulted in an after-tax loss of $21.4 million. John Hancock Bermuda was sold for its net book value which resulted in the recognition of no gain or loss.

     On February 28, 1997, we sold a major portion of our group insurance business to UNICARE Life & Health Insurance Company ("UNICARE"), a wholly-owned subsidiary of WellPoint Health Networks, Inc. The business sold included our group accident and health business and related group life insurance business and Cost Care, Inc., Hancock Association Services Group and Tri-State Inc., all of which were indirectly wholly-owned subsidiaries of the company. The company retained its group long-term care operations. Assets equal to liabilities of $686.7 million at February 28, 1997 were transferred to UNICARE in connection with the sale. Income from operations in 1997 was not significant. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement.

     On November 29, 1996, we closed the sale of 95% of John Hancock Freedom Securities Corporation ("Freedom Securities"), a holding company, and its subsidiaries, primarily Tucker Anthony Incorporated and Sutro and Co., both broker/dealers. Net assets transferred were approximately $164.3 million and the sale resulted in the recognition of a $25.1 million pre-tax gain in 1996. We sold the remaining 5% of Freedom Securities during 1998 and recognized a pre-tax gain of $4.3 million.

     Effective July 1, 1996, John Hancock Property and Casualty Insurance Company ("JHP&C") and its wholly-owned subsidiary, John Hancock Indemnity Company ("Indemnity") each entered into a quota share reinsurance agreement with a third party reinsurer under which they ceded 100% of their loss, loss adjustment expense and unearned premium reserves at June 30, 1996, relating to continuing operations. Under the terms of the quota share reinsurance agreement, JHP&C cedes 100% of all continuing operations business written subsequent to June 30, 1996. Net assets transferred were approximately $12.0 million and no gain or loss was recognized on the transaction. On September 12, 1996, JHP&C sold 100% of the stock of Indemnity. Net assets transferred were approximately $6.0 million and the sale resulted in the recognition of a $6.0 million pre-tax gain. On September 9, 1999, we sold 100% of the stock of JHP&C. Net assets were approximately $21.0 million and no gain or loss was recognized on the sale.

The disposed businesses' results of operations for each of the three years in the three-year period ended December 31, 1999 are presented below:

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                   1999        1998       1997
                                                 ---------   --------   --------
                                                          (in millions)
Income Statement Data:
Revenues
Premiums.......................................     $     -     $   -    $101.4
Net investment income..........................         9.0      29.9      37.4
Net realized investment (losses) gains, net of
 related amortization of deferred policy
 acquisition costs and amounts credited to
 participating pension contractholders.........       (23.0)     20.5      44.0
Other (expense) revenue........................        (2.9)      (.7)     36.1
                                                    -------     -----    ------
Total revenues.................................       (16.9)     49.7     218.9

Benefits and expenses
Benefits to policyholders, excluding amounts
 related to net realized investment gains
 credited to participating pension
 contractholders...............................       243.6      11.2     132.7
Other operating costs and expenses.............           -         -      42.1
Amortization of deferred acquisition costs,
 excluding amounts related to net realized
 investment gains..............................           -         -         -
Dividends to policyholders.....................           -         -       2.3
                                                    -------     -----    ------
Total benefits and expenses....................       243.6      11.2     177.1
                                                    -------     -----    ------

Income before income taxes.....................      (260.5)     38.5      41.8
Income taxes...................................      (113.8)      7.5       4.6
                                                    -------     -----    ------
Net (loss) income..............................     $(146.7)    $31.0    $ 37.2
                                                    =======     =====    ======

(3) Net realized investment gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to participating pension contractholder accounts. We believe presenting realized investment gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. See note 8 for related amounts.

(4) Benefits to policyholders excludes amounts related to net realized investment gains credited to participating pension contractholders of $35.3 million, $79.1 million, $29.3 million, $22.3 million and $1.3 million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(5) Amortization of deferred policy acquisition costs excludes amounts related to net realized investment gains of $50.5 million, $41.2 million, $31.2 million, $17.6 million and $24.7 million for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

(6) In accordance with accounting practices prescribed or permitted by the Massachusetts Division of Insurance, statutory capital and surplus includes $450.0 million in total principal amount of our surplus notes outstanding.

(7) Our GAAP reported net income was significantly affected by net realized investment gains and losses and unusual or non-recurring events and transactions presented above as after-tax adjustments. A description of these adjustments follows.

     In all periods, net realized investment gains and losses, except for gains and losses from mortgage securitizations and investments backing our short-term funding agreements, have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. The volatility between periods can be impacted by fluctuations in the market, as well as by changes in the volume of activity which can be influenced by us and our investment decisions. Realized investment gains and losses from mortgage securitizations and investments backing our short-term funding agreements were not excluded from segment after-tax operating income because we view the related gains and losses as in integral part of the core business of those operations. See Note 8 for related amounts.

     During 1997, we entered into a court approved settlement relating to a class action lawsuit involving individual life insurance policies sold from 1979 through 1996, as specified in the Legal Proceedings section of this form 10-K. In entering into the settlement, we specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $496.6 million, $436.6 million and $308.8 million at December 31, 1999, 1998 and 1997, respectively. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amount previously reported.

     Through our group health insurance operations, which we sold in 1997, we entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, we both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. Late in the fourth quarter of 1999 and early 2000, we received additional information about our exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, our present best estimate of our remaining loss exposure to this issue is $133.7 million, after tax, which we recognized in 1999.

     During 1999, we recorded $17.0 million in after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. For additional information see "Note 1 - Summary of Significant Accounting Policies - Severance" of our Consolidated Financial Statements.

     During 1999, we recorded a $205.8 million after-tax charge for the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account. These assets included investments in certain subsidiaries and the home office real estate complex (collectively referred to as "corporate purpose assets"). Certain group contracts have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Certain participating contractholders participate in contract experience related to net investment income and realized capital gains and losses in the general account. These participating contractholders were compensated for transferred assets based on the fair value of the assets transferred. The difference between the fair value and carrying value of the assets transferred were credited to affected participating contractholders through the crediting rates and dividends on their contracts.

     During 1999, we recorded a $6.8 million after-tax charge for demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs.

     During 1997, a participating pension reinsurance contractholder requested the distribution of a portion of contract funds. At the time of the request, the contract stated that these funds were to be paid out over a specified number of years. However, we distributed a portion of the contractholder's funds in exchange for the right to retain the tax credits that resulted from the distribution. The contractual amendment resulted in the recognition of a $7.7 million after-tax gain.

     We have been subject to the surplus tax imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to surplus tax and have excluded the surplus tax from segment after-tax operating income in all periods.

(8) Net realized investment gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to participating pension contractholder accounts. We believe presenting realized investment gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment gains per the consolidated financial statements for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, and (b) the adjustment made for net realized investment gains to calculate segment after-tax operating income for the years ended December 31, 1999, 1998 and 1997.

                                                                                              For the Year Ended December 31,
                                                                                     -----------------------------------------------
                                                                                        1999       1998     1997    1996     1995
                                                                                                       (in millions)
Net realized investment gains.......................................................    $260.9    $226.7   $217.5   $150.6  $ 78.3
Less amortization of deferred policy
 acquisition costs related to net realized
 investment gains...................................................................     (50.5)    (41.2)   (31.2)   (17.6)  (24.7)
Less amounts credited to participating pension
 contractholder accounts............................................................     (35.3)    (79.1)   (29.3)   (22.3)   (1.3)
                                                                                        ------    ------   ------   ------  ------
Net realized investment gains, net of related
 amortization of deferred policy acquisition
 costs and amounts credited to participating
 pension contractholders per consolidated
 financial statements...............................................................     175.1     106.4    157.0   $110.7  $ 52.3
                                                                                                                    ======  ======
Less realized investment gains (losses)
 attributable to mortgage securitizations and
 investments backing short-term funding
 agreements.........................................................................     (27.7)    (42.1)    (4.6)
                                                                                        ------    ------   ------
Realized investment gains (losses), net - pre-tax adjustment to calculate segment
 operating income...................................................................     202.8     148.5    161.6
Less income tax effect..............................................................     (82.9)    (54.6)   (56.7)
                                                                                        ------    ------   ------
Realized investment gains (losses), net - after-tax adjustment to calculate segment
 operating income...................................................................    $119.9    $ 93.9   $104.9
                                                                                        ======    ======   ======

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Segment Operations

     Management's discussion and analysis reviews our consolidated segment financial condition as of December 31, 1999 and 1998, the consolidated results of operations for the years ended December 31, 1999, 1998, and 1997 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

Forward-Looking Information

     The statements, analyses, and other information contained herein relating to trends in the company's operations and financial results, the markets for the company's products, the future development of the company's business, and the contingencies and uncertainties to which the company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the company and may not be those anticipated by management. John Hancock's actual results may differ materially from the results anticipated in these forward-looking statements.

     These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products, (2) elimination of Federal tax benefits for our products and other changes in laws and regulations may adversely affect sales of our insurance and investment advisory products, (3) as a holding company, we will depend on dividends from our subsidiaries and the Massachusetts insurance law may restrict ability of John Hancock Life Insurance Company to pay dividends to us, (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies, (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business, (6) our life insurance sales are highly dependent on a third party distribution relationship, (7) interest rate volatility may adversely affect our profitability, (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds, (9) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds, (10) under our Plan of Reorganization, we were required to establish the closed block a special arrangement for the benefit of a group of our policyholders and we may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders, (11) there are a number of provisions of our Plan of Reorganization, our Restated Certificate of incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests, (12) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected, (13) we face risks relating to our investment portfolio, (14) the market price of our common stock may decline if persons receiving common stock as compensation in the reorganization sell their stock in the public market, (15) we may experience volatility in net income due to changes in standards for accounting for derivatives, (16) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments, (17) the National Association of Insurance Commissioners' codification of statutory accounting practices may adversely affect the statutory surplus of John Hancock Life Insurance Company, (18) we may be unable to retain personnel who are key to our business, (19) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance, (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (21) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

     Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the company with the Securities and Exchange Commission. The company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

Overview

     We are a leading financial services company providing a broad range of products and services in two major businesses: (1) the retail business, which offers insurance protection and asset gathering products and services primarily to retail consumers; and (2) the institutional business, which offers guaranteed and structured financial products and investment management products and services primarily to institutional customers. In addition, we have a Corporate and Other Segment.

     Our revenues are derived principally from:

     . premiums on individual life insurance, individual and group long-term care insurance, annuities with life contingencies, single premium annuity contracts and group life insurance;

     . product charges from variable and universal life insurance products and annuities;

     . asset management fees from mutual fund and institutional investment management products;

     . sales charges and commissions derived from sales of investment and insurance products and distribution fees; and

     . net investment income and realized investment gains on general account assets.

     Our expenses consist principally of insurance benefits provided to policyholders, interest credited on policyholders' general account balances, dividends to policyholders, other operating costs and expenses, which include commissions and general business expenses, net of expenses deferred, amortization of deferred policy acquisition costs, and premium and income taxes.

     Our profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions; (2) the amount of assets under management; and (3) the maintenance of our target spreads between the rate of earnings on our investments and credited rates on policyholders' general account balances.

     Our sales and financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, have accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in recent years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. As sales of variable products have increased, sales of traditional life insurance products have experienced continued declines. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

     Premiums and deposits of our individual annuity products increased 20.3% to $1,496.3 million in 1999 as compared to 1998. Our variable life insurance product deposits in 1999 have remained relatively consistent with those for 1998 at $829.8 million, while premiums on our individual and group long-term care insurance increased 21.9%, to $355.0 million in 1999. Primarily due to lower sales and redemptions in our financial industries sector mutual funds, mutual fund deposits and reinvestments were $4,505.1 million in 1999 compared to $8,427.2 million in 1998. In response to the decline in mutual fund deposits and reinvestments, we have reduced operating expenses to protect profit margins. In addition, we have taken steps to increase mutual fund sales, including the development of several new fund offerings and refocusing the sales organization on regional broker/dealers and financial planners. However, our mutual fund operations are impacted by general market trends and a continued downturn in the mutual fund market may negatively affect our future operating results.

     Recent economic and industry trends also have affected the sales and financial results of our institutional business. Due to declining demand for general account GICs in the 401(k) plan market, deposits on our general account GICs have remained relatively level over the past three years and were $2,442.2 million in 1999.

In response to such trends, we have created new products for the non-qualified institutional marketplace. Deposits of our guaranteed funding agreements to non-qualified institutional investors in the domestic and the international marketplace grew 14.9%, to $2,775.2 million in 1999. We are currently not selling funding agreements with less than one year termination provisions. In addition, in the fourth quarter of 1999, we exercised our termination rights on all funding agreements containing 30 or 90 day termination provisions which totaled approximately $1.2 billion at September 30, 1999. The cost associated with exercising our right to terminate under these agreements was not material. Segment after-tax operating income for funding agreements containing 30 or 90 day termination provisions was $11.0 million in 1999 compared to a loss of $11.5 million in 1998.

     Premiums from single premium annuity contracts increased to $451.8 million in 1999 from $111.8 million in 1998, primarily due to the sale of one single premium annuity contract for $339.0 million. Moreover, our investment management services provided to domestic and international institutions have increased through our introduction of new products including collateralized bond obligations, mortgage securitizations, and sub-advisory services for mutual funds. Assets under management of our Investment Management Segment increased to $40,211.7 million as of December 31, 1999.


The Reorganization

     The board of directors of John Hancock Mutual Life Insurance Company unanimously adopted the Plan of Reorganization on August 31, 1999. Under the terms of the Plan of Reorganization, effective February 1, 2000, John Hancock Mutual Life Insurance Company converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock Mutual Life Insurance Company changed its name to John Hancock Life Insurance Company.

     Under the Plan of Reorganization, as of February 1, 2000, John Hancock Life Insurance Company created a closed block for the benefit of policies included therein. The purpose of the closed block is to protect the policy dividend expectations of the policies included in the closed block after demutualization. Unless the Massachusetts Commissioner of Insurance and, in certain circumstances, the New York Superintendent of Insurance, consent to an earlier termination, the closed block will continue in effect until the date none of such policies is in force. Had the closed block been established as of December 31, 1999 John Hancock Life Insurance Company would have segregated closed block assets of $9,306.4 million, an amount that would be expected to produce cash flows which, together with anticipated revenues from policies included in the closed block, would be expected to be reasonably sufficient to provide for payment of policy benefits, taxes and direct asset acquisition and disposal costs, and for continuation of policy dividend scales payable in 1999, so long as the experience underlying such dividend scales continues. The assets allocated to the closed block and any cash flows provided by these assets will solely benefit the holders of policies included in the closed block. Had the closed block been established as of December 31, 1999, total closed block liabilities would have been $12,081.6 million.

     The assets and liabilities allocated to the closed block will be recorded in our consolidated financial statements at their historical carrying values. The carrying value of the assets allocated to the closed block were less than the carrying value of the closed block liabilities at the effective date of the reorganization. The excess of the closed block liabilities over the closed block assets at the effective date represents the estimated future post-tax contribution expected from the operation of the closed block, which will be recognized in our consolidated income over the period the policies in the closed block remain in force.

     Actual cash flows from the assets allocated to the closed block and other experience relating to the closed block business, in the aggregate, may be more favorable than we assumed in setting up the closed block. In that case, total policy dividends paid to closed block policyholders in future years will be greater than the total policy dividends that would have been paid to such policyholders if the policy dividend scales payable in 1999 had been continued without adjustment. Conversely, to the extent that such cash flows and other experience are, in the aggregate, less favorable than we assumed in setting up the closed block, total policy dividends paid to closed block policyholders in future years will be less than the total dividends that would have been paid to such policyholders if the policy dividend scales payable in 1999 had been continued without adjustment, unless we choose, for competitive reasons, to use our general account assets to support the dividends. As a result of continuing efforts to contact policyholders in connection with our demutualization, we anticipate that additional death claims will be reported to us. We have agreed to reimburse the closed block for the financial effect of the excess claims incurred prior to January 1, 1999, which are reported through December 31, 2000, over the reserve for such claims as of December 31, 1998. We presently estimate that this amount will approximate $61.7 million, as a result of additional claim data received by us in 1999 and have recognized a reserve in that amount. The 1999 charge lowered estimated gross profits for purposes of amortizing deferred policy acquisition costs and reduced amortization expense by approximately $32.4 million in 1999.

     In addition, if the assets allocated to the closed block, the cash flows therefrom and the revenues from the closed block business prove to be insufficient to pay the benefits guaranteed under the policies included in the closed block, John Hancock Life Insurance Company will be required to make payments from its general funds in an amount equal to the shortfall. We funded the closed block to provide for payment of guaranteed benefits on such policies and for continuation of dividends paid under 1999 policy dividends scales, assuming the experience underlying such dividend scales continues. Therefore, we do not believe it will be necessary to use general funds to pay guaranteed benefits on closed block business unless the closed block business experiences substantial adverse deviations in investment, mortality, persistency or other experience factors.

     We estimate that costs relating to the demutualization, excluding costs relating to the offering, will be approximately $156.4 million net of income taxes, of which $112.1 million was recognized through December 31, 1999. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

     For additional information on the creation of the closed block see Note 14 to our consolidated financial statements.

Corporate Account Asset Transfer

Background

     We established a "corporate account" as part of our Corporate and Other Segment to facilitate our capital management process. The corporate account contains capital not allocated to support the operations of our business segments.

     Late in the fourth quarter of 1999, we transferred certain assets from the business segments to the corporate account. These assets include investments in certain subsidiaries and the home office real estate complex (collectively referred to as "corporate purpose assets"). Historically, we have allocated the investment performance or other earnings of corporate purpose assets among all of our business segments. However, subsequent to the conversion to a stock life insurance company, we will centrally manage the performance of corporate purpose assets through the corporate account.


Implications to Contractholders and Policyholders

     The asset transfer directly affected certain participating contractholders, including group pension participating contractholders and participating individual life insurance policyholders because those contracts have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Our nonparticipating contracts have guaranteed crediting rates, dividends and other contract values that are unaffected by earnings on specific portfolio assets. We compensated the affected contractholders and policyholders for the impact of the transfer as follows:

     Group Participating Contracts. Certain group products have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Certain participating contractholders participate in contract experience related to net investment income and realized capital gains and losses in the general account. These participating contractholders were compensated for transferred assets based on the fair value of the assets transferred, which amounted to $771.7 million. These participating contractholders were credited with their portion of the difference between the fair value and carrying value of the assets transferred through the crediting rates and dividends on their contracts. The after-tax amount of the transfer was $205.8 million.

     Participating Individual Life Insurance. As part of the reorganization, we established and operate a closed block for our participating individual life insurance business. The closed block supports the continuation of policyholder dividend scales in effect for 1999, assuming continuation of the experience underlying those dividend scales. The assets included in the closed block do not include any corporate purpose assets. Moreover, our Plan of Reorganization contemplates that the fair value of corporate purpose assets is included in the calculation of consideration payable to our participating individual life insurance policyholders upon our demutualization. As a result, our participating individual life policyholders are not expected to be impacted unfavorably by the transfer of the corporate purpose assets.


Accounting and Timing

     We accounted for the transfer of the corporate purpose assets between the business segments and the corporate account at historical cost.

     Because of the participating features of the affected group participating contracts, we believe that the transfer of corporate purpose assets was analogous to their sale. Group participating contractholders are entitled to receive the proceeds from assets sold from the segment. As a result, we recognized an expense to increase our liability to affected group participating contractholders for their proportionate share of the appreciation of the corporate purpose assets transferred. For the other business segments, differences between the historical cost of the assets transferred and the fair value of amounts received by the business segments was recorded as a capital adjustment by each segment.

  The transfer during the fourth quarter of 1999 resulted in a charge to operations of $205.8 million, net of tax.


Transactions Affecting Comparability of Results of Operations--Disposed
Businesses

     We have completed a number of transactions which have affected the comparability of our results of operations. On March 31, 1999, we completed the sale of Unigard Security Insurance Company ("USIC") and John Hancock Insurance Co. of Bermuda Ltd. ("John Hancock Bermuda"). The sale of USIC was completed by entering into a 100% quota share reinsurance agreement with a third party reinsurer and then through a stock sale. We also sold 100% of the stock of John Hancock Bermuda, which offered reinsurance products and services. Assets and liabilities transferred in connection with both sales amounted to $381.0 million and $161.8 million, respectively. The sale of USIC resulted in an after-tax loss of $21.4 million. John Hancock Bermuda was sold for its net book value which resulted in the recognition of no gain or loss.

     On February 28, 1997, we sold a major portion of our group insurance business to UNICARE Life & Health Insurance Company ("UNICARE"), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included our group accident and health business and related group life insurance business and Cost Care, Inc., Hancock Association Services Group and Tri-State Inc., all of which were indirectly wholly-owned subsidiaries of the company. The company retained its group long-term care operations. Assets equal to liabilities of $686.7 million at February 28, 1997, subject to agreement on asset and liability values, were transferred to UNICARE in connection with the sale. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement.

     On November 29, 1996, we closed the sale of 95% of John Hancock Freedom Securities Corporation ("Freedom Securities"), a holding company, and its subsidiaries, primarily Tucker Anthony Incorporated and Sutro and Co., both broker/dealers. Net assets transferred were approximately $164.3 million and the sale resulted in the recognition of a $25.1 million pre-tax gain in 1996.
We sold the remaining 5% of Freedom Securities during 1998 and recognized a pre-tax gain of $4.3 million.

     Effective July 1, 1996, John Hancock Property and Casualty Insurance Company ("JHP&C") and its wholly-owned subsidiary, John Hancock Indemnity Company ("Indemnity") each entered into a quota share reinsurance agreement with a third party reinsurer under which they ceded 100% of their loss, loss adjustment expense and unearned premium reserves at June 30, 1996, relating to continuing operations. Under the terms of the quota share reinsurance agreement, JHP&C cedes 100% of all continuing operations business written subsequent to June 30, 1996. Net assets transferred were approximately $12.0 million and no gain or loss was recognized on the transaction. On September 12, 1996, JHP&C sold 100% of the stock of Indemnity. Net assets transferred were approximately $6.0 million and the sale resulted in the recognition of a $6.0 million pre-tax gain. On September 9, 1999, we sold 100% of the stock of JHP&C. Net assets were approximately $21.0 million and no gain or loss was recognized on the sale.

     In order to enhance comparability, the following discussion of our results of operations is supplemented, where appropriate, by financial information of the disposed businesses in each period presented. The financial information of the disposed businesses is presented for informational purposes only.

Results of Operations

  The table below presents the results of operations of our ongoing businesses, disposed businesses, and consolidated financial information for the years ended 1999, 1998 and 1997.


                                                           For the Year Ended December 31,
                                     ---------------------------------------------------------------------
                                           1999                              1998                               1997
                                  -----------------------            ------------------------          -----------------------
                              Ongoing   Disposed                 Ongoing   Disposed                 Ongoing   Disposed
                            Businesses Businesses Consolidated Businesses Businesses Consolidated Businesses Businesses Consolidated
                            ---------- ---------- ------------ ---------- ---------- ------------ ---------- ---------- ------------
                                                                       (in millions)
Revenues
 Premiums.................. $ 2,717.5  $     --   $ 2,717.5    $ 2,197.9      $  --  $ 2,197.9    $ 2,372.2  $   101.4  $   2,473.6
 Universal life and
  investment-
  type product charges.....     703.5        --       703.5        597.0         --      597.0        512.0         --        512.0
 Net investment income.....   3,565.0       9.0     3,574.0      3,300.8       29.9    3,330.7      3,153.3       37.4      3,190.7
 Net realized investment
  gains (losses), net of
  related amortization of
  deferred policy
  acquisition costs and
  amounts credited to
  participating pension
  contractholders (1)......     198.1     (23.0)      175.1         85.9       20.5      106.4        113.0       44.0        157.0
 Investment management
  revenues, commissions,
  and other fees...........     680.9        --       680.9        659.7         --      659.7        554.7         --        554.7
 Other revenue (expense)...       9.4      (2.9)        6.5         11.0        (.7)      10.3         22.2       36.1         58.3
                              -------    ------     -------      -------      -----    -------      -------     ------      -------
  Total revenues
   (expenses)..............   7,874.4     (16.9)    7,857.5      6,852.3       49.7    6,902.0      6,727.4      218.9      6,946.3

Benefits and expenses
 Benefits to policyholders,
  excluding amounts related
  to net realized investment
  gains credited to
  participating pension
  contractholders (2)......   5,174.8     243.6     5,418.4      4,140.8       11.2    4,152.0      4,170.4      132.7      4,303.1
 Other operating costs and
  expenses.................   1,412.3        --     1,412.3      1,383.0         --    1,383.0      1,241.6       42.1      1,283.7
 Amortization of deferred
  policy acquisition costs,
  excluding amounts related
  to net realized investment
  gains (3)................     166.8        --       166.8        249.7         --      249.7        312.0         --        312.0
 Dividends to
  policyholders............     501.6        --       501.6        473.2         --      473.2        455.5        2.3        457.8
                             --------    ------    --------     --------      -----   --------     --------     ------     --------
Total benefits and
 expenses..................   7,255.5     243.6     7,499.1      6,246.7       11.2    6,257.9      6,179.5      177.1      6,356.6
                             --------    ------    --------     --------      -----   ---------    --------     ------     --------
Income (loss) before
 income taxes,
 extraordinary items, and
 cumulative effect of
 accounting change.........     618.9    (260.5)      358.4        605.6       38.5      644.1        547.9       41.8        589.7
Income taxes (benefit).....     215.7    (113.8)      101.9        176.4        7.5      183.9        101.8        4.6        106.4
                             --------    ------    --------     --------      -----  ---------     --------     ------     --------

Income (loss) before
 extraordinary item and
 cumulative effect of
 accounting change.........     403.2    (146.7)      256.5        429.2       31.0      460.2        446.1       37.2        483.3
Extraordinary item--
 Demutualization expenses,
  net of tax...............     (93.6)       --       (93.6)       (11.7)        --      (11.7)          --         --           --
Cumulative effect of
 accounting change.........      (9.7)       --        (9.7)          --         --         --           --         --           --
                             --------   -------    --------     --------      -----   --------     --------     -------     -------
Net income (loss)..........  $  299.9   $(146.7)   $  153.2     $  417.5      $31.0   $  448.5     $  446.1     $ 37.2      $ 483.3
                             ========   =======    ========     ========      =====   ========     ========     =======     =======

---------------
(1) Net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders of $85.8 million, $120.3 million, and $60.5 million for the years ended 1999, 1998, and 1997, respectively.
(2) Excluding amounts related to net realized investment gains credited to participating pension contractholders of $35.3 million, $79.1 million, and $29.3 million for the years ended 1999, 1998, and 1997, respectively.
(3) Excluding amounts related to net realized investment gains of $50.5 million, $41.2 million, and $31.2 million for the years ended 1999, 1998, and 1997, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Consolidated income before income taxes, extraordinary item and cumulative effect of accounting change of $358.4 million for the year ended December 31, 1999 decreased by $285.7 million, or 44.4%, as compared to consolidated income before income taxes, extraordinary item and cumulative effect of accounting change of $644.1 million for the year ended December 31, 1998. The decrease was primarily attributable to decreases in income before income taxes, extraordinary item and cumulative effect of accounting change of $194.3 million in the Guaranteed and Structured Financial Products Segment, $191.0 million in the Corporate and Other Segment, and $34.0 million in the Asset Gathering Segment. These decreases were offset by increases of $94.1 million in the Protection Segment and $39.5 million in the Investment Management Segment. The decrease in the Guaranteed and Structured Financial Products Segment was primarily due to recognizing a $345.5 million pre-tax charge for compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account. The decrease in the Corporate & Other Segment was primarily due to a $208.6 million pre-tax charge for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in 1997 partially offset by lower pre-tax charges in connection with the class action settlement of $140.2 million in 1999 compared to $230.8 million in 1998. The decrease in the Asset Gathering Segment was primarily due to lower investment advisory fees earned from our mutual fund operations. The increase in the Protection Segment was primarily due to higher realized investment gains on real estate, higher fee income on variable life insurance products, and favorable claims experience on long-term care insurance products. The increase in the Investment Management Segment was due primarily to higher investment advisory fees resulting from growth in assets under management and higher realized investment gains on sales of mortgage loans.

  Ongoing Businesses. Premium revenue from ongoing businesses was $2,717.5 million for 1999, an increase of $519.6 million, or 23.6%, from $2,197.9 million in 1998. The increase was due to a $342.3 million increase in premiums in the Guaranteed and Structured Financial Products Segment, including the sale of one single premium annuity contract for $339.0 million, and a $58.1 million increase, or 26.6%, in the Protection Segment for premiums on individual long-term care insurance products.

  Universal life and investment-type product charges from ongoing businesses were $703.5 million for 1999, an increase of $106.5 million, or 17.8%, from $597.0 million in 1998. These product charges consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to higher cost of insurance fees resulting from growth in the average amount of variable life insurance in force and higher average variable annuity separate account liabilities. Investment-type product charges in the Guaranteed and Structured Financial Products Segment also increased as a result of higher sales of single premium annuity contracts and separate account GICs.

  Net investment income from ongoing businesses was $3,565.0 million for 1999, an increase of $264.2 million, or 8.0%, from $3,300.8 million in 1998. The increase was primarily the result of higher average invested assets, which increased $3,447.3 million, or 8.0%, to $46,757.6 million in 1999, as compared to $43,310.3 million in 1998. The net yield on average invested assets was 7.62% for 1999 and 1998. Yields were positively impacted in 1999 from lower investment expenses offset by the general decline in market interest rates.

  Net realized gains on investments from ongoing businesses were $198.1 million for 1999, an increase of $112.2 million from $85.9 million in 1998. The increase was primarily the result of increased gains on sales of real estate relating to the program initiated in 1998 to sell more than 150 of the properties in our real estate portfolio in order to take advantage of the strong real estate market and reduce our general account investment in real estate.

   Realized gains on sales of real estate increased $66.6 million to $115.1 million in 1999 from $48.5 million in 1998.

  Investment management revenues, commissions, and other fees from ongoing businesses were $680.9 million, an increase of $21.2 million, or 3.2%, from $659.7 million in 1998. The increase was the result of higher institutional investment advisory fees which increased $18.3 million primarily due to growth in average institutional assets under management at Independence Investment Advisors, our investment advisory subsidiary. Average institutional assets under management increased 13.5% to $40,554.7 million in 1999. Underwriting and distribution fees increased $12.2 million primarily resulting from our acquisition of the Essex Corporation, a distributor of annuities and mutual funds through banks, in January 1999. Partially offsetting these increases, mutual fund advisory fees declined $8.1 million in 1999, primarily due to lower average assets under management along with a slight decline in the average investment advisory fee rate, as fixed income assets, which bear a lower advisory fee than equity assets, increased as a percentage of total assets.

  Other revenue from ongoing businesses was $9.4 million in 1999, a decrease of $1.6 million, or 14.5%, from $11.0 million reported in 1998.

  Benefits to policyholders from ongoing businesses were $5,174.8 million for 1999, an increase of $1,034.0 million, or 25.0%, from $4,140.8 million in 1998. The increase was primarily due to a $373.9 million increase in benefits due to higher sales of single premium annuity contracts, a $345.5 million increase in benefits related to the compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account, a $140.7 million increase in benefits on traditional life insurance products due to higher death benefits, including $61.7 million of reserves established for incurred but unreported deaths identified as a result of the policyholder demutualization mailing, a $113.2 million increase in benefits related to the settlement of a class action lawsuit involving individual life insurance policies sold from 1979 through 1996 and a $63.2 million increase in benefits on individual long-term care insurance products, resulting from higher sales.

  Other operating costs and expenses from ongoing businesses were $1,412.3 million for 1999, an increase of $29.3 million, or 2.1%, from $1,383.0 million for 1998. The increase was primarily due to $26.3 million in restructuring charges during 1999 and increased interest and related expenses of $9.0 million in the Investment Management Segment primarily resulting from the formation of a collateralized bond obligation during the second quarter of 1998. These increases were partially offset by a $20.9 million decrease in interest expense on prior year taxes.

  Amortization of deferred policy acquisition costs from ongoing businesses was $166.8 million for 1999, a decrease of $82.9 million, or 33.2%, from $249.7 million for 1998. The decrease was primarily due to lower amortization expense on non-traditional life insurance products resulting from revised projections of estimated gross profits based upon increases in estimated future interest margins and mortality margins. In addition, amortization expense on traditional life insurance products decreased due to lower profits, primarily resulting from $61.7 million of previously unreported deaths identified as a result of the policyholder demutualization mailing.

  Dividends to policyholders from ongoing businesses were $501.6 million in 1999, an increase of $28.4 million, or 6.0%, from $473.2 million in 1998. The increase primarily resulted from normal growth in dividends on traditional life insurance products.

  Income taxes from ongoing businesses were $215.7 million in 1999, compared to $176.4 million for 1998. Our effective tax rate from ongoing businesses before the surplus tax and demutualization expenses was 31.3% in 1999, as compared to 31.7% in 1998. We have been subject to the surplus tax (add-on tax) imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to the surplus tax.

  Extraordinary expenses from ongoing businesses, net of tax, were $93.6 million in 1999 compared to $11.7 million in 1998. These expenses were comprised of direct non-recurring costs specifically related to our reorganization. These costs primarily consist of printing and mailing fees, fees of the regulators' advisors and our financial, legal, actuarial, and accounting advisors.

  Cumulative effect of accounting change, net of tax was $9.7 million in 1999. During 1999 we adopted Statement of Position 98-5, Reporting the Costs of Start-up Activities, which requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. We wrote off the unamortized balance of capitalized start-up costs related to our closed-end mutual funds in 1999.

  Disposed Businesses. Revenues from disposed businesses decreased $66.6 million and benefits and expenses from disposed businesses increased $232.4 million in 1999 as compared to 1998. The decrease in revenues is due to the previously described disposals. The increase in benefits and expenses is primarily due to recognizing a $208.6 million pre-tax charge for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in 1997.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Consolidated income before income taxes, extraordinary item and cumulative effect of accounting change of $644.1 million for the year ended December 31, 1998 increased by $54.4 million, or 9.2%, as compared to consolidated income before income taxes, extraordinary item and cumulative effect of accounting change of $589.7 million for the year ended December 31, 1997. The increase was primarily attributable to increases in consolidated income before income taxes, extraordinary item and cumulative effect of accounting change of $43.6 million in the Asset Gathering Segment, $20.2 million in the Guaranteed and Structured Financial Products Segment, and $3.1 million in the Protection Segment. These increases were offset by decreases of $8.5 million in the Corporate and Other Segment and $4.0 million in the Investment Management Segment. The increase in the Asset Gathering Segment was primarily attributable to growth in investment management revenues, commissions, and other fees, investment-type product charges, and net investment income, all due to growth in assets under management, primarily due to net sales. The increase in the Guaranteed and Structured Financial Products Segment was primarily due to improved interest margins on spread-based products and growth in general account assets. The increase in the Protection Segment was primarily due to higher fee income from cost of insurance and separate account charges on variable life insurance products and lower amortization of deferred policy acquisition costs, partially offset by higher operating expenses. Corporate and Other Segment income declined due to the disposal of businesses previously described. The decrease in the Investment Management Segment was due primarily to reduced advisory fees on timber assets and higher operating expenses due to growth in operations.

  Ongoing Businesses.   Premium revenue from ongoing businesses was $2,197.9
million for 1998, a decrease of $174.3 million, or 7.3%, from $2,372.2 million in 1997. The decrease was primarily due to a decline in premiums of $107.6 million resulting from the termination of our participation in the Federal Employers Group Life Insurance Program (the ''FEGLI Program'') in the Corporate and Other Segment and a $79.6 million decrease in single premium annuity contract premiums in the Guaranteed and Structured Financial Products Segment. The decline in premiums due to the termination of our participation in the FEGLI Program has little effect on earnings, as the decline in premiums is completely offset by corresponding decreases in benefits to policyholders. Traditional life insurance premiums in the Protection Segment decreased $38.0 million primarily due to term insurance premiums ceded under a reinsurance contract entered into during 1998. These decreases were partially offset by higher premiums of individual long-term care insurance of $43.3 million, an increase of 24.7%.

  Universal life and investment-type product charges from ongoing businesses were $597.0 million for 1998, an increase of $85.0 million, or 16.6%, from $512.0 million in 1997. The increase was primarily the result of growth in account values of variable life insurance products due to additional deposits and market appreciation. The average amount of variable life insurance in force increased 12.7% to $49,364.1 million in 1998 from $43,791.7 million in 1997. Average variable annuity separate account liabilities increased 28.9% to $5,736.0 million in 1998 compared to $4,450.0 million in 1997.

  Net investment income from ongoing businesses was $3,300.8 million for 1998, an increase of $147.5 million, or 4.7%, from $3,153.3 million in 1997. The increase was primarily the result of an increase in average invested assets related to ongoing businesses due to continued sales among all segments. Average invested assets related to ongoing businesses increased $1,688.4 million, or 4.1%, to $43,310.3 million for 1998, as compared to $41,621.9 million in 1997. The net yield on average invested assets increased to 7.62% in 1998 from 7.58% in 1997. The increase was primarily due to increased investments in leveraged leases and lower depreciation expense on real estate, which resulted from suspending depreciation on real estate properties held for sale during 1998.

  Net realized gains on investments from ongoing businesses were $85.9 million for 1998, a decrease of $27.1 million, or 24.0%, from $113.0 million in 1997. The decrease was primarily due to additional provisions for losses of $142.0 million on mortgage loans, real estate, and other invested assets, partially offset by higher gains on sales of common stock and real estate. During 1998 we initiated a program to sell more than 150 properties in our real estate portfolio. Once we identify a property to be sold, it is held for sale and valued at the lower of cost or fair value less costs to sell. Realized gains on sales of common stock were $82.0 million in 1998, as compared to $6.2 million in 1997. Realized gains on sales of real estate were $48.5 million in 1998, as compared to $18.3 million in 1997.

  Investment management revenues, commissions, and other fees from ongoing businesses were $659.7 million, an increase of $105.0 million, or 18.9%, from $554.7 million in 1997. This increase was primarily the result of higher underwriting and distribution fees earned of $64.1 million, higher investment advisory fees earned of $39.0 million, and higher shareholder service and other fees earned of $6.7 million primarily in the Asset Gathering Segment. The increases primarily reflect a higher level of average assets under management, which increased 15.6% to $69,960.2 million in 1998 from $60,513.7 million in 1997.

  Other revenue from ongoing businesses was $11.0 million in 1998, a decrease of $11.2 million, or 50.5%, from $22.2 million reported in 1997. Of the decrease, $4.4 million was due to lower conversion fee income resulting from the termination of our participation in the FEGLI Program. Conversion fee income is earned when an insured in the FEGLI Program purchases insurance directly from us.

  Benefits to policyholders from ongoing businesses were $4,140.8 million for 1998, a decrease of $29.6 million, or 0.7%, from $4,170.4 million in 1997. This decrease primarily resulted from a $107.0 million decline in benefits related to the termination of the FEGLI Program and a $83.6 million decline in benefits primarily resulting from lower sales of single premium annuity contracts. These decreases were partially offset by a $77.3 million increase in benefits related to the settlement of a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996 and higher benefits on non-traditional life insurance and individual long-term care insurance products due to increased sales.

  Other operating costs and expenses from ongoing businesses were $1,383.0 million for 1998, an increase of $141.4 million, or 11.4%, from $1,241.6 million for 1997. The increase was primarily due to higher compensation and related costs and administrative expenses of approximately $60.6 million related to mutual fund and institutional investment management operations as a result of continued growth in those businesses and additional expenses of $47.2 million related to the operation, management, and enhancement of our information systems. Commissions increased from 1997 as a result of higher sales of mutual fund and non-traditional life insurance products. These increases were partially offset by lower expenses of $19.6 million in 1998, as compared to 1997, related to the settlement of a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996.

  Amortization of deferred policy acquisition costs from ongoing businesses was $249.7 million for 1998, a decrease of $62.3 million, or 20.0%, from $312.0 million for 1997. The decrease was primarily the result of higher amortization expense in 1997 for non-traditional life insurance products resulting from revised projections of estimated gross profits.

  Dividends to policyholders from ongoing businesses were $473.2 million in 1998, an increase of $17.7 million, or 3.9%, from $455.5 million in 1997. The increase primarily resulted from normal growth in dividends on traditional life insurance products, partially offset by a reduction in participating group annuity contract payments.

  Income taxes from ongoing businesses were $176.4 million in 1998, compared to $101.8 million for 1997. Our effective tax rate from ongoing businesses before the surplus tax and demutualization expenses was 31.7% in 1998, as compared to 25.0% in 1997. The increase in the effective tax rate was due primarily to the development of tax planning strategies to use $51.0 million of net loss carryforwards in 1997.

  Extraordinary expenses of $11.7 million, net of tax, for 1998 were comprised of direct non-recurring costs specifically related to our reorganization. These costs primarily consist of fees of our financial, legal, actuarial, and accounting advisors.

  Disposed Businesses. Revenues from disposed businesses decreased $169.2 million and benefits and expenses from disposed businesses decreased $165.9 million from 1997 to 1998 due to the previously described disposals.

Results of Operations by Segment

  We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment gains and losses and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment gains and losses, extraordinary items, and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

  A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                      For the Year Ended December 31,
                                                     ---------------------------------
                                                        1999        1998        1997
                                                     ---------    --------    --------
                                                               (in millions)
Segment Data: (1)
Segment after-tax operating income:
Protection Segment..................................   $ 190.6     $ 172.3     $ 158.1
Asset Gathering Segment.............................     115.1       111.1        93.3
                                                      --------    --------    --------
Total Retail........................................     305.7       283.4       251.4
Guaranteed and Structured Financial Products
 Segment............................................     202.4       145.7       139.9

Investment Management Segment.......................      37.3        15.4        17.2
                                                      --------    --------    --------
Total Institutional.................................     239.7       161.1       157.1
Corporate and Other Segment.........................      67.8        56.3        39.4
                                                      --------    --------    --------
Total segment income................................     613.2       500.8       447.9

After-tax adjustments: (1)
Realized investment gains, net (1)..................     119.9        93.9       104.9
Class action lawsuit................................     (91.1)     (150.0)     (112.5)
Workers' compensation reinsurance reserve...........    (133.7)          -           -
Restructuring charges...............................     (17.0)          -           -
Corporate account asset transfer....................    (205.8)          -           -
Other demutualization related costs.................      (6.8)          -           -
Benefit from pension participating contract
 modification.......................................         -           -         7.7

Surplus tax.........................................     (22.2)       15.5        35.3
                                                      --------    --------    --------
Total after-tax adjustments.........................    (356.7)      (40.6)       35.4
                                                      --------    --------    --------

GAAP Reported:
Income before extraordinary item and cumulative
 effect of accounting change........................     256.5       460.2       483.3

Extraordinary item
 Demutualization expenses, net of tax...............     (93.6)      (11.7)          -
Cumulative effect of accounting change..............      (9.7)          -           -
                                                      --------    --------    --------
Net income..........................................   $ 153.2     $ 448.5     $ 483.3
                                                      ========    ========    ========

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Adjustments to GAAP Reported Net Income

     Our GAAP reported net income was significantly affected by net realized investment gains and losses and unusual or non-recurring events and transactions presented above as after-tax adjustments. A description of these adjustments follows.

     In all periods, net realized investment gains and losses, except for gains and losses from mortgage securitizations and investments backing our short-term funding agreements, have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. The volatility between periods can be impacted by fluctuations in the market, as well as by changes in the volume of activity which can be influenced by us and our investment decisions. Realized investment gains and losses from mortgage securitizations and investments backing our short-term funding agreements were not excluded from segment after-tax operating income because we view the related gains and losses as an integral part of the core business of those operations.

     Net realized investment gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to certain participating contractholder accounts. We believe presenting realized investment gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of
(a) net realized investment gains per the consolidated financial statements and
(b) the adjustment made for net realized investment gains to calculate segment after-tax operating income for the years ended December 31, 1999, 1998 and 1997.

                                                                                        For the Year Ended December 31,
                                                                                      ----------------------------------
                                                                                         1999       1998         1997
                                                                                      ---------   --------     ---------
                                                                                               (in millions)
Net realized investment gains.........................................................   $260.9     $226.7       $217.5
Less amortization of deferred policy
 acquisition costs related to net realized
 investment gains.....................................................................    (50.5)     (41.2)       (31.2)
Less amounts credited to participating pension
 contractholder accounts..............................................................    (35.3)     (79.1)       (29.3)
                                                                                         ------     ------       ------
Net realized investment gains, net of related
 amortization of deferred policy acquisition
 costs and amounts credited to participating
 pension contractholders per consolidated
 financial statements.................................................................    175.1      106.4        157.0
Less realized investment gains (losses)
 attributable to mortgage securitizations and
 investments backing short-term funding
 agreements...........................................................................    (27.7)     (42.1)        (4.6)
                                                                                         ------     ------       ------
Realized investment gains (losses), net - pre-tax adjustment to calculate segment
 operating income.....................................................................    202.8      148.5        161.6
Less income tax effect................................................................    (82.9)     (54.6)       (56.7)
                                                                                         ------     ------       ------
Realized investment gains (losses), net - after-tax adjustment to calculate segment
 operating income.....................................................................   $119.9     $ 93.9       $104.9
                                                                                         ======     ======       ======


     During 1997, we entered into a court approved settlement relating to a class action lawsuit involving individual life insurance policies sold from 1979 through 1996, as specified in the Legal Proceedings section of this Form 10-K. In entering into the settlement, we specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $496.6 million, $436.6 million and $308.8 million at December 31, 1999, 1998 and 1997 respectively. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amount previously reported.

     Through our group health insurance operations, which we sold in 1997, we entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, we both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. During the fourth quarter of 1999 and early 2000, we received additional information about our exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, our present best estimate of our remaining loss exposure to this issue is $133.7 million, after tax, which we recognized in 1999.

     During 1999, we recorded $17.0 million in after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. For additional information see "Note 1 - Summary of Significant Accounting Policies - Severance" of our Consolidated Financial Statements.

     During 1999, we recorded a $205.8 million after-tax charge for the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account. These assets included investments in certain subsidiaries and the home office real estate complex (collectively referred to as "corporate purpose assets"). Certain group contracts have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Certain participating contractholders participate in contract experience related to net investment income and realized capital gains and losses in the general account. These participating contractholders were compensated for transferred assets based on the fair value of the assets transferred. The difference between the fair value and carrying value of the assets transferred were credited to affected participating contractholders through the crediting rates and dividends on their contracts.

     During 1999, we recorded a $6.8 million after-tax charge for demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs.

     During 1997, a participating pension reinsurance contractholder requested the distribution of a portion of contract funds. At the time of the request, the contract stated that these funds were to be paid out over a specified number of years. However, we distributed a portion of the contractholder's funds in exchange for the right to retain the tax credits that resulted from the distribution. The contractual amendment resulted in the recognition of a $7.7 million after-tax gain.

  We have been subject to the surplus tax imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to surplus tax and have excluded the surplus tax from segment after-tax operating income in all periods.

Amortization of Goodwill

  The excess of cost over the fair value of the net assets of businesses acquired was $155.3 million and $69.8 million at December 31, 1999 and 1998, respectively. Goodwill is amortized on a systematic basis over periods not exceeding 40 years, which correspond with the benefits estimated to be derived from the acquisitions. Accumulated amortization was $43.3 million and $34.5 million at December 31, 1999 and 1998, respectively. Amortization expense included in other operating costs and expenses was $9.7 million, $9.1 million, and $16.7 million in 1999, 1998 and 1997, respectively. The Company reevaluates the recoverability of recorded goodwill based on the undiscounted cash flows of the related business whenever significant events or changes indicate an impairment may exist. If the undiscounted cash flows do not support the amount recorded, an impairment is recognized by a charge to current operations to reduce the carrying value of the goodwill based on the expected discounted cash flows of the related business. The following table shows the amount of goodwill amortization for each applicable segment:


                                         For the Year Ended December 31,
                                       ----------------------------------
                                          1999        1998       1997
                                       ----------   --------   ----------
                                                  (in millions)
Amortization of Goodwill:
  Protection Segment..................   $   -      $   -        $   -
  Asset Gathering Segment.............      6.8        6.5          6.5
                                         ------     ------       ------
    Total Retail......................      6.8        6.5          6.5
  Guaranteed and Structured
    Financial Products Segment........       -          -            -

  Investment Management Segment.......      1.1        1.1          1.1
                                         ------     ------       ------
    Total Institutional...............      1.1        1.1          1.1
  Corporate and Other Segment.........      1.8        1.5          9.1
                                         ------     ------       ------
  Total segment income................    $ 9.7      $ 9.1        $16.7
------------------------------------------------------------------------


Segment Allocations

  We allocate surplus to the segments in amounts sufficient to support the associated liabilities of each segment and to maintain capital levels consistent with the overall business segment and corporate strategies. Allocations of net investment income are based on the amount of assets owned by each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other allocation methodologies.

Retail-Protection Segment

     The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                             For the Year Ended
                                                                December 31,
                                                      --------------------------------
                                                         1999       1998       1997
                                                       --------   --------   --------
                                                               (in millions)
Operating Results:
Revenues
  Premiums...........................................  $1,431.7   $1,351.4   $1,343.0
  Universal life and investment-type product
   charges...........................................     361.1      333.3      288.8

  Net investment income..............................   1,107.3    1,063.9      983.4
  Other revenue......................................       2.9       10.6       16.6
                                                       --------   --------   --------
    Total revenues...................................   2,903.0    2,759.2    2,631.8

Benefits and expenses
   Benefits to policyholders.........................   1,709.4    1,493.8    1,399.1
   Other operating costs and expenses................     407.1      442.4      375.7
 Amortization of deferred policy acquisition
  costs,  excluding amounts related to net realized
      investment gains...............................      71.8      153.9      224.7

 Dividends to policyholders..........................     452.0      422.8      395.9
                                                       --------   --------   --------
    Total benefits and expenses......................   2,640.3    2,512.9    2,395.4

Segment pre-tax operating income (1).................     262.7      246.3      236.4

Income taxes.........................................      72.1       74.0       78.3
                                                       --------   --------   --------
Segment after-tax operating income (1)...............     190.6      172.3      158.1

After-tax adjustments:(1)
   Realized investment gains, net (1)................     108.5       49.2       53.5
   Restructuring charges.............................      (8.6)         -          -
   Other demutualization related costs...............      (4.6)
   Surplus tax.......................................     (12.5)      11.7       16.9
                                                       --------   --------   --------
     Total after-tax adjustments.....................      82.8       60.9       70.4
                                                       --------   --------   --------

GAAP Reported:
 Income before extraordinary item....................     273.4      233.2      228.5
   Extraordinary item-demutualization expenses,
    net of tax.......................................     (61.3)      (7.9)         -
                                                       --------   --------   --------
Net income...........................................  $  212.1   $  225.3   $  228.5
                                                       ========   ========   ========

                                                             For the Year Ended
                                                                December 31,
                                                       ------------------------------
                                                          1999      1998      1997
                                                        --------  --------  --------
                                                               (in millions)
Other Data:
Segment after-tax operating income (loss)
  Non-traditional life (variable life  and universal
   life)..............................................  $   92.8  $   74.6  $   38.6

  Traditional life....................................      68.2      73.0      97.9
  Individual long-term care...........................      20.6      16.4      15.9
  Group long-term care................................       7.9       7.8       8.4
  Other...............................................       1.1        .5      (2.7)
Statutory premiums (2)
  Variable life.......................................  $  829.8  $  810.8  $  670.8
  Universal life (3)..................................     117.9     436.8     141.8
  Traditional life....................................   1,043.6   1,051.3   1,071.7
  Individual long-term care...........................     258.6     199.8     156.6
  Group long-term care................................      78.4      72.7      69.6

________________
(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

(2) Statutory data have been derived from the annual statements of John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life (formerly John Hancock Life Insurance Company of America), and John Hancock Reassurance Company Ltd. as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

(3) Includes bank owned life insurance premiums of $340.0 million and $65.0 million for the years ended December 31, 1998 and 1997, respectively. There were no bank owned life insurance premiums for the year ended December 31, 1999.

          Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Segment after-tax operating income was $190.6 million in 1999, an increase of $18.3 million, or 10.6%, from $172.3 million in 1998. Non-traditional life insurance segment after-tax operating income increased $18.2 million, or 24.4%, primarily due to an increase in universal life and investment-type product charges due to growth in variable life insurance in-force. Traditional life insurance segment after-tax operating income decreased $4.8 million, or 6.6%, primarily resulting from higher death benefits and a $29.3 million charge net of deferred acquisition costs for the incurred but not reported reserve associated with the demutualization, partially offset by a decrease in interest expense on prior year taxes. Individual long-term care insurance segment after-tax operating income increased $4.2 million, or 25.6%, primarily due to higher net investment income resulting from an increase in invested assets, partially offset by unfavorable persistency. Group long-term care insurance segment after-tax operating income increased by $0.1 million, or 1.3%.

     Total revenues were $2,903.0 million in 1999, an increase of $143.8 million, or 5.2%, from $2,759.2 million in 1998. Premiums increased $80.3 million, or 5.9%, primarily due to an increase in individual long-term care insurance premiums, which increased $58.1 million, or 26.6%. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $361.1 million in 1999, an increase of $27.8 million, or 8.3%, from $333.3 million in 1998. The increase was primarily due to higher cost of insurance fees resulting from growth in the average amount of variable life insurance in-force, which increased 10.7% to $54,622.0 million in 1999 from $49,364.1 million in 1998. Net investment income increased $43.4 million, or 4.1%, primarily due to an increase in the segment's average invested assets and lower investment expenses.

     Total benefits and expenses were $2,640.3 million in 1999, an increase of $127.4 million, or 5.1%, from $2,512.9 million in 1998. Benefits to policyholders increased $215.6 million, or 14.4%, primarily due to a $140.7 million increase in benefits on traditional life insurance products due to higher death benefits, including $61.7 million of benefits from previously unreported deaths identified as a result of the policyholder demutualization mailing, and a $63.2 million increase in benefits on individual long-term care insurance products, due to higher sales. Other operating costs and expenses decreased $35.3 million, or 8.0%, to $407.1 million in 1999 from $442.4 million in 1998, primarily due to a decrease in interest expense on prior year taxes. Amortization of deferred policy acquisition costs of $71.8 million in 1999 decreased $82.1 million, or 53.3%, from $153.9 million in 1998. The decrease was primarily due to lower amortization expense on non-traditional life insurance products resulting from revised projections of estimated gross profits based upon increases in estimated future interest margins and mortality margins. In addition, amortization expense on traditional life insurance products decreased due to lower profits, primarily resulting from $61.7 million of previously unreported death claims identified as a result of the policyholder demutualization mailing. Dividends to policyholders increased $29.2 million, or 6.9%, primarily due to normal growth of dividends on traditional life insurance products. The segment's effective tax rate declined to 27.4% in 1999 from 30.0% in 1998, due to non-deductible losses in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Segment after-tax operating income was $172.3 million in 1998, an increase of $14.2 million, or 9.0% from $158.1 million in 1997. Non-traditional life insurance segment after-tax operating income increased $36.0 million, or 93.3%, to $74.6 million in 1998 from $38.6 million in 1997. This increase was primarily due to higher product charges on variable life insurance resulting from increased sales and market appreciation. This increase also was due to lower amortization expense of deferred policy acquisition costs in 1998 compared to 1997 that resulted from revised projections of estimated gross profits. Traditional life insurance segment after-tax operating income declined by $24.9 million, or 25.4%, primarily due to higher operating expenses incurred for the operation, management and enhancement of our information systems. Individual long-term care insurance segment after-tax operating income increased $0.5 million, or 3.1%, to $16.4 million in 1998 from $15.9 million in 1997, primarily due to favorable claims experience partially offset by unfavorable persistency. Group long-term care insurance segment after-tax operating income declined by $0.6 million, or 7.1%, primarily due to unfavorable persistency.

     Total revenues were $2,759.2 million in 1998, an increase of $127.4 million, or 4.8%, from $2,631.8 million in 1997. Premiums increased $8.4 million, or 0.6%, from 1997 primarily due to an increase in individual long-term care insurance premiums of $43.3 million, or 24.7%, partially offset by a decrease in traditional life insurance premiums of $38.0 million, or 3.5%. The decrease in traditional life insurance premiums was primarily due to $34.5 million of term insurance premiums, primarily related to policies issued from 1986 to 1995, which were ceded under a reinsurance contract entered into during 1998. Universal life and investment-type product charges increased $44.5 million, or 15.4%, to $333.3 million in 1998 from $288.8 million in 1997. Cost of insurance fees increased primarily due to growth in the average amount of variable life insurance in force, which increased 12.7% to $49,364.1 million in 1998 from $43,791.7 million in 1997. Fees earned on separate account products increased as a result of the strong stock market returns experienced during the year. Net investment income increased by $80.5 million, or 8.2%, compared to 1997, primarily reflecting an increase in the segment's invested assets. Other revenue decreased $6.0 million in 1998 primarily due to lower conversion fee income of $4.4 million resulting from the termination of our participation in the FEGLI Program.

     Total benefits and expenses were $2,512.9 million in 1998, an increase of $117.5 million, or 4.9%, from $2,395.4 million in 1997. This increase was primarily due to a $85.6 million increase in benefits to policyholders on non-traditional life insurance and individual long-term care insurance products. Benefits on non-traditional life insurance products increased $51.8 million, or 32.3%, primarily due to interest credited on the average total account balance on universal life insurance, which increased 19.8% to $1,699.2 million for 1998 from $1,418.4 million for 1997, due to sales of new contracts. Benefits on individual long-term care insurance products increased $33.8 million, or 28.4%, due to sales of new contracts and higher than expected persistency of insurance in force. These increases were partially offset by favorable mortality and persistency on traditional life and non-traditional life insurance products. Other operating costs and expenses increased $66.7 million, or 17.8%, to $442.4 million in 1998 from $375.7 million in 1997. The increase was primarily due to higher expenses incurred for the operation, management, and enhancement of our information systems and increased commissions resulting from higher sales of non-traditional life insurance products. Amortization of deferred policy acquisition costs of $153.9 million for 1998 decreased $70.8 million, or 31.5%, from $224.7 million for 1997 primarily due to higher amortization expense recorded in 1997 that resulted from revised projections of estimated gross profits based upon changes in estimated future expense levels. Dividends to policyholders increased $26.9 million, or 6.8%, due primarily due to normal growth of dividends on traditional life insurance products. The segment's effective tax rate declined to 30.0% in 1998, from 33.1% in 1997 due to nondeductible losses arising in 1997.

Retail-Asset Gathering Segment

     The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                        For the Year Ended December 31,
                                                       ----------------------------------
                                                          1999        1998         1997
                                                        --------    --------      ------
                                                                 (in millions)
Operating Results:
Revenues
  Premiums..........................................    $   17.2    $   19.8      $ 55.0
  Investment-type product charges...................       120.6        99.9        82.7
  Net investment income.............................       388.6       378.0       353.3
  Investment management revenues, commissions,
   and other fees...................................       528.8       516.8       412.4

  Other revenue.....................................         2.1         0.8         1.5
                                                        --------    --------      ------
    Total revenues..................................     1,057.3     1,015.3       904.9

Benefits and expenses
  Benefits to policyholders.........................       299.3       296.3       314.5
  Other operating costs and expenses................       529.3       504.9       416.2
  Amortization of deferred policy
    acquisition costs, excluding amounts related to
     net realized investment gains..................        53.4        46.8        38.9
  Dividends to policyholders........................         0.1         0.1         0.1
                                                        --------    --------      ------
    Total benefits and expenses.....................       882.1       848.1       769.7

Segment pre-tax operating income (1)................       175.2       167.2       135.2

Income taxes........................................        60.1        56.1        41.9
                                                        --------    --------      ------

Segment after-tax operating income (1)..............       115.1       111.1        93.3

After-tax adjustments (1):
  Realized investment gains, net....................        (6.9)       12.0         4.4
  Restructuring charges.............................        (7.3)          -           -
  Other demutualization related costs...............        (0.9)          -           -
  Surplus tax.......................................        (1.0)        0.3         0.3
                                                        --------    --------      ------
     Total after-tax adjustments....................       (16.1)       12.3         4.7
                                                        --------    --------      ------

GAAP Reported:
  Income before extraordinary item and cumulative
   effect of accounting change......................        99.0       123.4        98.0

  Extraordinary item-demutualization expenses, net
   of tax...........................................       (13.0)       (1.8)          -

  Cumulative effect of accounting change............        (9.6)          -           -
                                                        --------    --------      ------
Net income..........................................    $   76.4    $  121.6      $ 98.0
                                                        ========    ========      ======
Amortization of goodwill, net of tax................    $    4.4    $    4.2      $  4.2
                                                        --------    --------      ------
Net Income before amortization of goodwill..........    $   80.8    $  125.8      $102.2
                                                        ========    ========      ======

                                               For the Year Ended December 31,
                                              ---------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
                                                        (in millions)
Other Data:
Segment after-tax operating income
    Annuity.................................   $    67.0  $    53.2  $    45.7
    Mutual funds............................        46.9       57.0       46.8
    Other...................................         1.2        0.9        0.8
Annuity premiums and deposits (2)
    Fixed...................................   $   648.6  $   360.6  $   692.6
    Variable................................       847.7      882.7      745.9
Mutual fund assets under management, end of
 period.....................................   $32,696.6  $34,945.2  $31,402.0

________________

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Statutory data have been derived from the annual statements of John Hancock Mutual Life Insurance Company and John Hancock Variable Life Insurance Company, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Segment after-tax operating income was $115.1 million in 1999, an increase of $4.0 million, or 3.6%, from $111.1 million in 1998. Annuity segment after-tax operating income increased $13.8 million, or 25.9%, primarily due to an increase in variable annuity product charges, resulting from higher average account balances, and higher investment spread on fixed annuity products, primarily resulting from a decline in the average interest credited rate. Mutual fund segment after-tax operating income decreased $10.1 million, or 17.7%, primarily due to lower advisory fees as a result of lower assets under management and exiting the New Mexico Capital Management business, partially offset by a decline in operating expenses.

  Total revenues increased $42.0 million, or 4.1%, to $1,057.3 million in 1999 from $1,015.3 million in 1998. Premiums decreased $2.6 million, or 13.1%, due to lower sales of immediate fixed annuities with life contingencies. Investment-type product charges increased $20.7 million, or 20.7%, due to growth in average variable annuity separate account liabilities, which increased 21.3% to $6,955.7 million in 1999 from $5,736.0 million in 1998. Mortality and expense fees as a percentage of average account balances were 1.41% and 1.37% for the years ended December 31, 1999 and 1998, respectively. Net investment income increased $10.6 million or 2.8%, primarily due to a higher level of invested assets backing fixed annuity products, partially offset by a decrease in the average investment yield on invested assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products was 7.77% in 1999 compared to 7.91% in 1998, reflecting lower market interest rates on new fixed income investments.

  Investment management revenues, commissions, and other fees increased $12.0 million, or 2.3%, to $528.8 million in 1999 from $516.8 million in 1998. Average mutual fund assets under management decreased $882.0 million, or 2.6%, to $33,348.0 million in 1999 from $34,230.0 million in 1998, primarily due to net redemptions of $3,095.6 million in 1999 compared to net sales of $3,107.2 million in 1998. Investment advisory fees decreased $8.1 million, or 3.9%, to $200.3 million in 1999 and were .60% and .62% of average mutual fund assets under management for the years ended December 31, 1999 and 1998, respectively. The decline in the investment advisory fee rate occurred primarily because fixed income assets, which bear a lower advisory fee than equity assets, increased as a percentage of total assets. Underwriting and distribution fees increased $12.2 million, or 4.6%, to $278.9 million in 1999, primarily due to our acquisition of the Essex Corporation, a distributor of annuities and mutual funds through banks, in January 1999. Shareholder service and other fees were $49.6 million in 1999 compared to $41.7 million in 1998, primarily reflecting the increase in average number of customer accounts.

     Total benefits and expenses increased $34.0 million, or 4.0%, to $882.1 million in 1999 from $848.1 million in 1998. Benefits to policyholders increased $3.0 million, or 1.0%, primarily due to an increase in interest credited on fixed annuity account balances. Interest credited on fixed annuity account balances increased primarily due to higher average fixed annuity account balance of $4,862.2 million in 1999, as compared to $4,673.2 million in 1998. The increase in interest credited on average fixed annuity account balances was partially offset by a decline in the average interest credited rate on fixed annuity account balances to 5.59% in 1999 from 5.96% in 1998. The average interest credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets and business mix. Deferred fixed annuities' interest credited rates generally are reset annually on the policy anniversary. Other operating costs and expenses increased $24.4 million, or 4.8%, to $529.3 million in 1999 from $504.9 million in 1998. The increase was primarily due to our acquisition of the Essex Corporation and higher amortization of mutual fund deferred selling commissions, resulting from higher redemptions in 1999. These increases were partially offset by a decrease in operating expenses related to our mutual fund operations and annuities operations. Amortization of deferred policy acquisition costs increased $6.6 million, or 14.1%, to $53.4 million in 1999 from $46.8 million in 1998, primarily due to higher profits. The segment's effective tax rate was 34.3% and 33.6% in 1999 and 1998, respectively.

     Amortization of goodwill increased $0.2 million in 1999 as compared to 1998 due to the acquisition of the Essex Corporation in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Segment after-tax operating income was $111.1 million in 1998, an increase of $17.8 million, or 19.1% from $93.3 million in 1997. Annuity segment after-tax operating income increased $7.5 million, or 16.4%, primarily due to higher variable annuity product charges resulting from higher sales and market appreciation on account balances. This increase also was due to higher investment spread in 1998 primarily due to an increase in average invested assets backing fixed annuity products. Mutual fund segment after-tax operating income increased $10.2 million, or 21.8%, to $57.0 million in 1998 from $46.8 million in 1997 primarily due to an increase in advisory and distribution fees as a result of growth in assets under management due to net sales.

     Total revenues increased $110.4 million, or 12.2%, to $1,015.3 million in 1998 from $904.9 million in 1997. Premiums decreased $35.2 million, or 64.0%, due to decreased sales of immediate fixed annuities with life contingencies. Premiums in 1997 include $44.8 million of sales of immediate fixed annuities with life contingencies. Investment-type product charges were $99.9 million, an increase of $17.2 million, or 20.8%, as compared to $82.7 million in 1997. The increase was due to growth in average variable annuity separate account liabilities, which were $5,736.0 million in 1998 compared to $4,450.0 million in 1997, an increase of 28.9%. Variable annuity deposits grew 18.3% to $882.7 million in 1998 from $745.9 million in 1997. Mortality and expense fees as a percentage of average account balances were 1.37% and 1.38% in 1998 and 1997, respectively. Net investment income increased by $24.7 million, or 7.0%, in 1998 compared to 1997 as a result of a higher level of invested assets backing fixed annuity products partially offset by a decrease in the average investment yield on invested assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products was 7.91% in 1998, compared to 7.98% in 1997. This decrease reflects lower market interest rates on new investments.

     Investment management revenues, commissions, and other fees increased $104.4 million, or 25.3%, in 1998. Average mutual fund assets under management increased to $34,230.0 million in 1998 from $27,009.2 million in 1997 due to net sales of approximately $3,107.2 million in 1998, and market appreciation. Investment advisory fees were $208.4 million in 1998 compared to $173.7 million in 1997, reflecting a higher level of average mutual fund assets under management. Investment advisory fees were .62% and .64% of average mutual fund assets under management in 1998 and 1997, respectively. The decline in the investment advisory fee rate reflected an increase in institutional assets under management of $1,120.7 million, or 24.5%, to $5,696.5 million from $4,575.8 million in

1997. Institutional assets under management generally have a lower advisory fee rate than retail assets under management. Underwriting and distribution fees increased $64.1 million, or 31.6%, to $266.7 million in 1998 from $202.6 million in 1997, primarily due to higher asset levels of mutual funds. Shareholder service and other fees were $41.7 million in 1998 compared to $36.2 million in 1997, reflecting an increase in the average number of customer accounts.

     Total benefits and expenses increased $78.4 million, or 10.2%, to $848.1 million in 1998 from $769.7 million in 1997, reflecting the growth in annuity and mutual fund assets under management. Benefits to policyholders decreased $18.2 million in 1998, primarily resulting from a $35.2 million decrease in premiums of immediate fixed annuities with life contingencies. This decrease was partially offset by an increase in interest credited on fixed annuity account balances which was $278.7 million in 1998 compared to $263.7 million in 1997. The increase was due to an increase in the average interest credited rate on fixed annuity account balances which was 5.96% in 1998, compared to 5.90% in 1997, and higher average fixed annuity account balances during 1998 of $4,673.2 million, as compared to $4,468.9 million during 1997. Other operating costs and expenses were $504.9 million in 1998, an increase of $88.7 million, or 21.3%, from $416.2 million in 1997. The increase was primarily due to an increase in compensation and related costs and administrative expenses incurred to support sales and marketing of mutual fund products and higher amortization of deferred selling commissions on mutual fund products. The increase was partially offset by lower commissions on fixed annuity products due to a decline in sales. Amortization of deferred policy acquisition costs of $46.8 million for 1998 increased $7.9 million from $38.9 million in 1997 primarily due to higher profits. The segment's effective tax rate increased to 33.6% in 1998 from 31.0% in 1997, primarily due to a state tax benefit provided to Massachusetts domiciled investment management companies in 1997.

Institutional-Guaranteed and Structured Financial Products Segment

     The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                         For the Year Ended December 31,
                                                        ----------------------------------
                                                           1999        1998        1997
                                                         --------    --------    --------
                                                                  (in millions)
Operating Results:
Revenues
  Premiums............................................   $  463.7    $  121.4    $  201.0
  Investment-type product charges.....................       79.5        71.4        68.7
  Net investment income...............................    1,681.4     1,576.3     1,545.2
  Realized investment losses, net (1).................      (31.2)      (37.7)       (0.6)
  Other revenue (expense).............................        0.6        (0.2)        0.1
                                                         --------    --------    --------
    Total revenues....................................    2,194.0     1,731.2     1,814.4

Benefits and expenses
  Benefits to policyholders, excluding amounts
   related to net realized investment gains credited
   to participating pension contractholders...........    1,785.4     1,411.5     1,493.0
  Other operating costs and expenses..................       85.8        92.6        81.0
  Amortization of deferred policy
    acquisition costs.................................        3.1         3.7         5.2
  Dividends to policyholders..........................       25.9        20.8        41.4
                                                         --------    --------    --------
    Total benefits and expenses.......................    1,900.2     1,528.6     1,620.6

Segment pre-tax operating income (1)..................      293.8       202.6       193.8

Income taxes..........................................       91.4        56.9        53.9
                                                         --------    --------    --------

Segment after-tax operating income (1)................      202.4       145.7       139.9

After-tax adjustments: (1)
  Realized investment gains, net (1)..................       58.4        17.2         4.8
  Restructuring charges...............................       (0.6)          -           -
  Corporate account asset transfer....................     (205.8)          -           -
  Other demutualization related costs.................       (1.1)          -           -
  Benefit from pension participating contract
   modification.......................................          -           -         7.7

  Surplus tax.........................................       (6.5)        2.0         5.5
                                                         --------    --------    --------
     Total after-tax adjustments......................     (155.6)       19.2        18.0
                                                         --------    --------    --------

GAAP Reported:
  Income before extraordinary item....................       46.8       164.9       157.9
  Extraordinary item-demutualization  expenses,
   net of tax.........................................      (16.1)       (1.5)          -
                                                         --------    --------    --------
Net income............................................   $   30.7    $  163.4    $  157.9
                                                         ========    ========    ========

                                          For the Year Ended December 31,
                                         --------------------------------
                                           1999       1998       1997
                                          --------   --------   --------
                                                  (in millions)
Other Data:
Segment after-tax operating income
   Spread-based products
      GICs and funding agreements......  $  131.5   $   83.7   $   78.9
      Single premium annuities..........      33.2       33.8       24.1
   Fee-based products...................      37.7       28.2       36.9
Statutory premiums and deposits (2)
   Spread-based products
     GICs and funding agreements........   5,217.4    4,995.0    2,643.7
     Single premium annuities...........     451.8      111.8      193.7
   Fee-based products
     Participating contracts and
         Conversion annuity contracts...     527.9      566.7      703.8
     Separate account GICs..............     615.7      459.9      456.0
     Other separate account contracts...     272.7      145.6      195.0

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

(2) Statutory data have been derived from the annual statement of John Hancock Mutual Life Insurance Company, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Segment after-tax operating income was $202.4 million in 1999, an increase of $56.7 million, or 38.9% from $145.7 million in 1998. Spread-based products' segment after-tax operating income increased $47.2 million, or 40.2%, primarily due to higher investment spread as a result of an increase in average invested assets backing spread-based products and the receipt of $14.7 million of interest on a defaulted fixed maturity investment. Fee-based products' segment after-tax operating income increased $9.5 million to $37.7 million in 1999 from $28.2 million in 1998 primarily due to an increase in separate account GIC fees and lower operating expenses.

  Total revenues increased $462.8 million, or 26.7%, to $2,194.0 million in 1999 from $1,731.2 million in 1998, primarily due to a $342.3 million increase in premiums. During the second quarter of 1999, we sold one single premium annuity contract for $339.0 million. Investment-type product charges were $79.5 million for 1999, an increase of $8.1 million, or 11.3%, primarily due to higher sales of single premium annuity contracts and higher product charges from separate account GICs due to higher average account balances resulting from sales. Investment-type product charges were .65% and .59% of average fee-based policy reserves in 1999 and 1998, respectively. The increase primarily reflects higher expense charges on participating contracts and the recognition of fee income upon the sale of single premium annuity contracts and separate account GICs. Net investment income increased $105.1 million, or 6.7%, in 1999 compared to 1998, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $1,924.5 million, or 12.7%, to $17,076.3 million in 1999 from $15,151.8 million in 1998. The average investment yield on these invested assets declined to 8.10% in 1999 compared to 8.18% in 1998, reflecting the reinvestment of proceeds from higher-yielding fixed maturities into relatively lower-yielding securities. Realized investment losses associated with our short-term funding agreements, which were terminated in 1999, improved $6.5 million in 1999 primarily due to a narrowing of interest rate spreads on mortgage-backed securities and corporate bonds relative to U.S. Treasury securities, resulting in higher prices upon the sale of the securities in 1999 as compared to 1998.

     Total benefits and expenses increased $371.6 million, or 24.3%, to $1,900.2 million in 1999 from $1,528.6 million in 1998. The increase was primarily due to a $373.9 million increase in benefits to policyholders as a result of increased sales of single premium annuity contracts. Benefits to policyholders also includes interest credited on account balances for spread-based products, which was $1,118.3 million in 1999, an increase of $69.2 million, or 6.6%, from $1,049.1 million in 1998. The increase was primarily due to an increase in average account balances for spread-based products of $1,356.7 million to $16,429.1 million in 1999 from $15,072.4 million in 1998 partially offset by a decline in the average interest credited rate on account balances for spread-based products, which was 6.81% in 1999 compared to 7.21% in 1998. The decline in the average interest credited rate on account balances for spread-based products was primarily due to sales of GICs and funding agreements with lower average interest credited rates. Other operating costs and expenses were $85.8 million in 1999, a decrease of $6.8 million, or 7.3%, from $92.6 million in 1998. The decrease was primarily due to lower guaranty fund assessments. Dividends of $25.9 million in 1999, increased $5.1 million, or 24.5%, from $20.8 million for 1998, reflecting higher earnings on participating contractholders' accounts. The segment's effective tax rate was 31.1% in 1999, as compared to 28.1% in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Segment after-tax operating income was $145.7 million in 1998, an increase of $5.8 million, or 4.1%, from $139.9 million in 1997. Spread-based products' segment after-tax operating income increased $14.5 million, or 14.1%, primarily due to a decline in the average interest credited rate partially offset by deposit growth from sales of funding agreements. Fee-based products' segment after-tax operating income decreased $8.7 million to $28.2 million in 1998 from $36.9 million in 1997 primarily due to an increase in operating expenses while average fee-based assets under management remained nearly level.

     Total revenues decreased $83.2 million, or 4.6%, to $1,731.2 million in 1998 from $1,814.4 million in 1997, due primarily to a $79.6 million decrease in premiums primarily resulting from lower sales of single premium annuity contracts. Investment-type product charges were $71.4 million for 1998, an increase of $2.7 million, or 3.9%, primarily reflecting higher amortization of deferred profits on single premium group annuity and terminal funding annuity contracts, and were .59% and .58% of average fee-based policy reserves in 1998 and 1997, respectively. Net investment income increased $31.1 million, or 2.0%, in 1998 compared to 1997, primarily as a result of a higher level of average invested assets backing spread-based products, partially offset by a decline in average investment yield on these invested assets. Average invested assets backing spread-based products increased $325.1 million, or 2.2%, to $15,151.8 million in 1998 from $14,826.7 million in 1997. The average investment yield on these invested assets was 8.18% in 1998 compared to 8.37% in 1997. The decrease in the average investment yield was primarily due to lower market interest rates during 1998. Realized investment losses were $37.7 million for 1998, an increase of $37.1 million from realized investment losses of $0.6 million for 1997. The increase primarily resulted from a widening of interest rate spreads on mortgage-backed securities and corporate bonds relative to U.S. Treasury securities, resulting in lower prices upon the sale of the securities.

     Total benefits and expenses decreased $92.0 million, or 5.7%, to $1,528.6 million in 1998 from $1,620.6 million in 1997. The decrease was due primarily to an $81.5 million decrease in benefits to policyholders primarily resulting from lower sales of single premium annuity contracts. Interest credited on account balances for spread-based products was $1,049.1 million in 1998, a decrease of $29.7 million, or 2.8%, from $1,078.8 million in 1997. The decrease was due largely to a decline in the average interest credited rate on account balances for spread-based products, which was 7.21% in 1998 compared to 7.50% in 1997. The decrease in the average interest credited rate was primarily due to the general decline of market interest rates, resulting in new GIC and funding agreement liabilities which have a lower average interest credited rate. Other operating costs and expenses were $92.6 million in 1998, an increase of $11.6 million, or 14.3%, from $81.0 million in 1997. The increase was primarily due to higher guaranty fund assessments and continuing investments in technology for administrative systems. Dividends of $20.8 million in 1998, decreased $20.6 million, or 49.8%, from $41.4 million for 1997. Dividends in 1997 included $25.9 million resulting from contract modifications and conversions. Excluding dividends on contract modifications and conversions, dividends were $20.2 million for 1998 and $15.5 million in 1997. The increase in recurring dividends primarily resulted from appreciation of equity securities. The segment's effective tax rate was 28.1% in 1998, as compared to 27.8% in 1997.

Institutional-Investment Management Segment

     The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                       For the Year Ended December 31,
                                                                     -----------------------------------
                                                                         1999        1998        1997
                                                                      ---------   ---------   ---------
                                                                                (in millions)
Operating Results:
Revenues
  Net investment income...........................................    $    45.9   $    24.1   $     4.0
  Realized investment gains (losses), net (1).....................          3.5        (4.4)       (4.0)
  Investment management revenues,
   commissions, and other fees....................................        140.2       123.8       118.3
  Other revenue...................................................          0.3         0.4         0.2
                                                                      ---------   ---------   ---------
     Total revenues...............................................        189.9       143.9       118.5

Benefits and expenses
  Other operating costs and expenses..............................        127.2       117.8        88.4
                                                                      ---------   ---------   ---------
  Total benefits and expenses.....................................        127.2       117.8        88.4

Segment pre-tax operating income (1)..............................         62.7        26.1        30.1

Income taxes......................................................         25.4        10.7        12.9
                                                                      ---------   ---------   ---------

Segment after-tax operating income (1)............................         37.3        15.4        17.2

After-tax adjustments: (1)
   Realized investment gains, net (1).............................          2.0         0.1         0.1
                                                                      ---------   ---------   ---------

GAAP Reported:
  Income before cumulative effect of accounting
   change.........................................................         39.3        15.5        17.3

   Cumulative effect of accounting change.........................         (0.1)          -           -
                                                                      ---------   ---------   ---------

Net income........................................................    $    39.2   $    15.5   $    17.3
                                                                      =========   =========   =========

Amortization of goodwill, net of tax..............................          0.7         0.7         0.7
                                                                      ---------   ---------   ---------
Net Income before amortization of goodwill........................    $    39.9   $    16.2   $    18.0
                                                                      =========   =========   =========
Other Data:
Assets under management, end of period (2)........................    $40,211.7   $39,637.7   $34,361.5

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis
(2) Includes general account cash and invested assets of $164.5 million, $88.1 million, and $66.0 million as of December 31, 1999, 1998, and 1997, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Segment after-tax operating income was $37.3 million in 1999, an increase of $21.9 million, or 142.2%, from $15.4 million in 1998. The increase was primarily due to higher investment advisory fees resulting from an increase in average assets under management and higher realized investment gains on sales of mortgage loans.

     Total revenues increased $46.0 million, or 32.0%, to $189.9 million in 1999 from $143.9 million in 1998. Net investment income was $45.9 million in 1999, an increase of $21.8 million from $24.1 million for 1998. The increase in net investment income was due to a higher level of average invested assets due to the formation of a collateralized bond obligation in the fourth quarter of 1998. Investment management revenues, commissions, and other fees increased $16.4 million, or 13.2%, in 1999, primarily due to an increase in investment advisory fees, which increased $18.3 million to $133.6 million in 1999 compared to $115.3 million in 1998. The increase in investment advisory fees was primarily due to a higher level of average assets under management, which increased $4,824.5 million, or 13.5%, to $40,554.7 million in 1999 from $35,730.2 million in 1998.
Investment advisory fees were .33% and .32% of average advisory assets under management in 1999 and 1998, respectively. This increase primarily reflects the receipt of a fee in connection with the termination of a timber management contract. Mortgage origination and servicing fees were $6.6 million in 1999 compared to $8.5 million in 1998. Realized investment gains increased $7.9 million in 1999 primarily due to a narrowing of interest rate spreads in 1999, as compared to 1998, on mortgage loans held for sale.

     Other operating costs and expenses were $127.2 million in 1999, an increase of $9.4 million, or 8.0%, from $117.8 million in 1998. The increase was primarily due to a $6.7 million increase in interest expense in connection with our collateralized bond obligation. Other operating costs and expenses were 0.22% and 0.24% of average advisory assets under management in 1999 and 1998, respectively. The segment's effective tax rate was 41.0% in 1999 and 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Segment after-tax operating income was $15.4 million in 1998, a decrease of $1.8 million, or 10.5%, from $17.2 million in 1997 primarily due to higher investment advisory fees earned on timber assets under management in 1997 resulting from strong market appreciation, partially offset by higher operating expenses resulting from the formation of a collateralized bond obligation in 1998.

     Total revenues increased $25.4 million, or 21.4%, to $143.9 million in 1998 from $118.5 million in 1997. Net investment income was $24.1 million in 1998, an increase of $20.1 million from $4.0 million for 1997. The increase in net investment income was due to an increase in the average loans held for sale and a higher level of average invested assets due to the formation of a collateralized bond obligation. Average loans held for sale in 1998 were $106.2 million, compared to $20.7 million in 1997. Investment management revenues, commissions, and other fees increased $5.5 million, or 4.6%, in 1998. Average advisory assets under management increased $2,225.7 million, or 6.6%, to $35,730.2 million in 1998 from $33,504.5 million in 1997, primarily due to market appreciation in 1998. Investment advisory fees were $115.3 million in 1998 compared to $111.0 million in 1997 primarily due to a higher level of average advisory assets under management. Investment advisory fees were .32% and
 .33% of average advisory assets under management in 1998 and 1997, respectively. Mortgage origination and servicing fees were $8.5 million in 1998 compared to $7.3 million in 1997. Realized investment losses were $4.4 million in 1998 compared to $4.0 million in 1997. The increase primarily resulted from a widening of interest rate spreads on mortgage loans held for sale, partially offset by gains on loan sales.

     Other operating costs and expenses were $117.8 million in 1998, an increase of $29.4 million, or 33.3%, from $88.4 million in 1997. The increase was due primarily to $13.9 million of interest and other expenses in connection with the collateralized bond obligation. In addition, operating expenses increased $5.8 million due to financing an increased average balance of loans held for sale. Other operating costs and expenses were .24% and .23% of average advisory assets under management in 1998 and 1997, respectively. The segment's effective tax rate declined to 41.0% in 1998 from 42.9% in 1997 primarily due to lower state tax payments in 1997.

Corporate and Other Segment

     The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                         For the Year Ended December 31,
                                                        ---------------------------------
                                                          1999         1998       1997
                                                         -------     -------    -------
                                                                (in millions)
Operating Results:
Segment after-tax operating income (loss): (1)
  International insurance operations..................   $  26.0     $  25.3    $   8.3
  Corporate operations................................      31.2         8.7      (32.0)
  Non-core businesses.................................      10.6        22.3       63.1
                                                         -------     -------    -------
    Total.............................................      67.8        56.3       39.4

After-tax adjustments:(1)
  Realized investment gains (losses), net (1).........     (42.1)       15.4       42.1
  Class action lawsuit................................     (91.1)     (150.0)    (112.5)
  Restructuring charges...............................      (0.5)          -          -
  Other demutualization related costs.................      (0.2)          -          -
  Workers' compensation reinsurance reserve...........    (133.7)          -          -
  Surplus tax.........................................      (2.2)        1.5       12.6
                                                         -------     -------    -------
     Total after-tax adjustments......................    (269.8)     (133.1)     (57.8)

GAAP Reported:
  (Loss) income before extraordinary item.............    (202.0)      (76.8)     (18.4)
  Extraordinary item-demutualization expenses, net
   of tax.............................................      (3.2)       (0.5)         -
                                                         -------     -------    -------
Net (loss) income.....................................   $(205.2)    $ (77.3)   $ (18.4)
Amortization of goodwill, net of tax..................       1.2         0.9        5.9
                                                         -------     -------    -------
Net income before amortization of goodwill............   $(204.0)    $ (76.4)   $ (12.5)
                                                         =======     =======    =======

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Segment after-tax operating income from international insurance operations was $26.0 million for 1999, an increase of $0.7 million from $25.3 million for 1998. On October 1, 1999, The Maritime Life Assurance Company (Maritime), our Canadian subsidiary, purchased Aetna Holdings Canada Limited (Aetna). Accordingly, Aetna's results of operations are included with Maritime's from the date of the acquisition. The increase in segment after-tax operating income primarily resulted from the inclusion of Aetna's after-tax operating income of $5.2 million partially offset by a decrease in Maritime's after-tax operating income due to unfavorable group claims experience.

  Segment after-tax operating income from corporate operations was $31.2 million in 1999, an increase of $22.5 million from $8.7 million in 1998. The increase was primarily due to a $13.7 million decrease in unallocated corporate overhead and expenses associated with the disposed businesses and higher net investment
income due to a higher level of corporate purpose assets.   During the fourth
quarter of 1999, a corporate account was formed and all corporate type assets were removed from the business units to the Corporate and Other Segment. As part of this move, the group pension participating contractholders were reimbursed at fair market value for these contracts. Because of this transaction, there was no longer a need to calculate the participating policyholders share of the change in these assets. As a result, 1999's segment after-tax operating income includes a charge for this item for nine months versus a full year in 1998, an improvement of $9.4 million.

     Segment after-tax operating income from non-core businesses was $10.6 million in 1999, a decrease of $11.7 million from $22.3 million in 1998. The decrease was due primarily to lower net investment income resulting from the previously described disposals.

     Amortization of goodwill increased $0.3 million in 1999, as compared to 1998, due to the acquisition of Aetna in 1999 partially offset by completing the amortization period for Investors Guarantee Life in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Segment after-tax operating income from international insurance operations was $25.3 million for 1998, an increase of $17.0 million from $8.3 million for 1997. The increase in segment after-tax operating income primarily resulted from continued growth in our Canadian operations' segregated assets, which resulted in higher product charges, which increased $20.5 million, or 29.3%, from 1997. The increase was primarily due to growth in segregated assets under management which were $1,988.1 million in 1998, an increase of 30.4% from $1,524.9 million in 1997.

     Segment after-tax operating income from corporate operations was $8.7 million in 1998, an increase of $40.7 million from an after-tax operating loss of $32.0 million in 1997. The increase primarily resulted from higher net investment income of $32.9 million on corporate assets. Unallocated corporate overhead and expenses associated with the disposed businesses declined $8.0 million during 1998.

     Segment after-tax operating income from non-core businesses was $22.3 million in 1998, a decrease of $40.8 million from $63.1 million in 1997. The decrease was due primarily to the development of tax planning strategies to use $51.0 million of net loss carryforwards in 1997.

     Amortization of goodwill decreased $5.0 million in 1998, as compared to 1997, due to completing the amortization period for Direct Foreign Operations in 1997.

General Account Investments

General Account and Separate Accounts

     Our investments include assets held in our general account and assets held in numerous separate accounts. We manage our general account assets in investment segments that support specific classes of product liabilities. These investment segments permit us to implement investment policies that both support the financial characteristics of the underlying liabilities, and also provide returns on our invested capital. The investment segments also enable us to gauge the performance and profitability of our various businesses.

     Separate account assets are managed in accordance with specific investment contracts. We generally do not bear any investment risk on assets held in separate accounts, but rather receive investment management fees based on levels of assets under management, measured at fair value, as well as mortality fees, policy administration fees and surrender charges. Generally, assets held in separate accounts are not available to satisfy general account obligations.

Asset/Liability Risk Management

     Our primary investment objective is to maximize after-tax returns within acceptable risk parameters. We are exposed to two primary types of investment risk:

     . Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest; and

     . Interest rate risk, meaning changes in the market value of fixed maturity securities as interest rates change over time.

     Management of credit risk is central to our business and we devote considerable resources to the credit analysis underlying each investment acquisition. Our corporate bond management group employs a staff of highly specialized, experienced, and well-trained credit analysts. We rely on these analysts' ability to analyze complex private financing transactions and to acquire the investments needed to profitably fund our liability guarantees. In addition, when investing in private fixed maturity securities, we rely upon broad access to management information, negotiated protective covenants, call protection features and collateral protection.

     Our bond portfolio is reviewed on a continuous basis to assess the integrity of current quality ratings. As circumstances warrant, specific investments are "re-rated" with the adjusted quality ratings reflected in our investment system. All bonds are evaluated regularly against the following criteria:

     .    material declines in the issuer's revenues or margins;

     .    significant management or organizational changes;

     .    significant uncertainty regarding the issuer's industry;

     . debt service coverage or cash flow ratios that fall below industry-specific thresholds;

     .    violation of financial covenants; and

     .    other business factors that relate to the issuer.

     Our records dating back to 1970 show that, on average, the default assumptions built into our investment and liability pricing models have been consistent with actual investment performance.

     We also apply a variety of strategies to minimize credit risk in our commercial mortgage loan portfolio. When considering the origination of new commercial mortgage loans, we review the cash flow fundamentals of the property, a physical assessment of the underlying security, a comprehensive market analysis, and industry lending practices. Upon completion of our due diligence investigation, we score each mortgage loan application against a number of qualitative and quantitative factors that we have developed and tested over many years of mortgage lending. We emphasize the acquisition of commercial mortgage loans on properties that are at, or near, full lease. Guidelines for new mortgage loans typically require a loan-to-value ratio of 75% or less at the time of origination. A portfolio management team is responsible for centralized monitoring of the portfolio, including receiving and analyzing current rent rolls and financial statements on a property-by-property basis.

     To assist in the risk management of our commercial mortgage portfolio, beginning in 1991 we undertook the development of an analytic database, the "Mortgage Investment Risk Analysis" system. This system is designed to screen our mortgage portfolio for likely default candidates.

     We use a variety of techniques to control interest rate risk in our portfolio of assets and liabilities. In general, our risk management philosophy is to limit the net impact of interest rate changes on our assets and liabilities. Each investment segment holds bonds, mortgages, and other asset types that will satisfy the projected cash needs of its underlying liabilities. Where policyholder withdrawal options make it difficult to accurately forecast liability cash flows, and thus difficult to implement conventional asset/liability matching techniques based on interest rate sensitivity, we project asset and liability cash flows under a wide variety of possible economic scenarios. We use those cash flow projections to assess and control interest rate risk.

     Another important aspect of our asset-liability management efforts is the use of interest rate derivatives. We selectively apply derivative instruments, such as interest rate swaps and futures, to reduce the interest rate risk inherent in our portfolios.


Overall Composition of the General Account

     The investment assets in our general account as of December 31, 1999 were generally of high quality and broadly diversified across asset classes and individual credits. As shown in the following table, the major categories of investment assets are fixed maturity securities, including bonds, redeemable preferred stock, asset and mortgage-backed securities, and commercial and agricultural mortgage loans. The remainder of the general account is invested in cash and short-term investments, real estate, equity securities, and "other" invested assets. "Other" invested assets primarily include fixed income leases, private equity investments and independent power generation projects in joint venture and limited partnership form. In addition, policy loans are included in our general account.

     In the following discussion, we include the investment portfolio of our Canadian subsidiary, The Maritime Life Assurance Company. As of December 31, 1999, 37.2% of The Maritime Life Assurance Company's invested assets consisted of government-insured mortgage loans and obligations of the Canadian federal government and provincial governments.

                        General Account Invested Assets

                                                         As of December 31,
                                           --------------------------------------------
                                         1999                   1998                   1997
                                  ----------------         ----------------       --------------
                                   Carrying      % of     Carrying      % of     Carrying      % of
                                     Value      Total       Value      Total       Value      Total
                                     -----      -----       -----      -----       -----      -----
                                 (in millions)          (in millions)          (in millions)
Fixed maturity securities (1)...   $30,869.9     63.5%    $28,200.4     61.9%    $27,174.9     62.4%
Mortgage loans (2)..............    10,736.4     22.0       9,616.1     21.1       9,296.3     21.4
Real estate.....................       548.5      1.1       1,483.2      3.2       2,035.6      4.7
Policy loans....................     1,938.8      4.0       1,879.7      4.1       1,855.6      4.3
Equity securities...............     1,316.2      2.7       1,063.7      2.3         953.6      2.2
Other invested assets...........     1,311.1      2.7       1,254.6      2.7         831.6      1.9
Short-term investments..........       166.9      0.3         279.8      0.6         294.1      0.7
Cash and cash equivalents.......     1,817.9      3.7       1,876.4      4.1       1,036.6      2.4
                                   ---------    -----     ---------    -----     ---------    -----
  Total invested assets.........   $48,705.7    100.0%    $45,653.9    100.0%    $43,478.3    100.0%
                                   =========    =====     =========    =====     =========    =====

________________
(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $631.9 million, $639.2 million and $546.2 million as of December 31, 1999, 1998, and 1997, respectively. Carrying value is composed of investments categorized as "held-to-maturity," which are carried at amortized cost, and investments categorized as "available-for-sale," which are carried at fair value. The total fair value of our fixed maturity security portfolio was $30,518.0 million, $29,143.9 million and $28,028.6 million at December 31, 1999, 1998 and 1997, respectively.
(2) The fair value for our mortgage loan portfolio was $10,685.2 million, $10,204.4 million and $9,873.0 million as of December 31, 1999, 1998 and 1997, respectively.

     Consistent with the nature of our product liabilities, our assets are heavily oriented toward fixed maturity securities. We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

Description of Investment Assets

     The following table provides gross investment yields by asset categories for the periods indicated. Overall, the yield, net of investment expenses, on our general account portfolio increased modestly from 1997 through 1999. Within the real estate and mortgage loan categories, there was a reduction in the yield reflecting our recent real estate sales program and lower yields attributable to relatively tight investment spreads in this market sector. Largely offsetting these lower yields were favorable interest rates achieved on our 1999 fixed maturity security acquisitions and higher money market rates. In particular, 1999 bond acquisitions benefited from a combination of higher U.S. Treasury rates and relatively wide spreads in both the public and private sectors. Indicative of the increase in U.S. Treasury rates, between December 31, 1998 and December 31, 1999, the 10-year U.S. Treasury rate rose 180 basis points to 6.44%.

                     General Account Yields by Asset Type

                                                               As of December 31,
                                                 -------------------------------------------
                                               1999                   1998                   1997
                                        ------------------     -------------------    -------------------
                                       Yield      Amount      Yield      Amount      Yield      Amount
                                       ------  -------------  ------  -------------  ------  -------------
                                               (in millions)          (in millions)          (in millions)
Fixed maturity securities
Gross income (1)......................  8.47%    $ 2,500.7     7.98%    $ 2,210.2     7.93%    $ 2,097.3
Ending assets.........................            30,869.9               28,200.4               27,174.9
Equity securities
Gross income (1)......................  5.26          62.6     1.85          18.7     3.12          27.8
Ending assets.........................             1,316.2                1,063.7                  953.6
Mortgage loans
Gross income (1)......................  8.17         831.7     8.26         781.2     8.62         808.6
Ending assets.........................            10,736.4                9,616.1                9,296.3
Real estate
Gross income (1)...................... 15.59         158.4    23.63         415.7    20.54         430.9
Ending assets.........................               548.5                1,483.2                2,035.6
Policy loans
Gross income (1)......................  5.75         109.8     5.99         111.9     5.82         107.7
Ending assets.........................             1,938.8                1,879.7                1,855.6
Short-term investments and cash and
 cash equivalents
Gross income (1)......................  4.47          92.6     2.60          45.3     4.50          71.7
Ending assets.........................             1,984.8                2,156.2                1,330.7
Other invested assets
Gross income (1)...................... 12.89         165.3    17.38         181.3    16.81         144.5
Ending assets.........................             1,311.1                1,254.6                  831.6
 Total gross income (1)...............  8.31       3,921.1     8.45       3,764.3     8.55       3,688.5
Less: investment expenses.............              (347.1)                (433.6)                (497.8)
                                                 ---------              ---------              ---------
 Net investment income................  7.57%    $ 3,574.0     7.47%    $ 3,330.7     7.40%    $ 3,190.7
                                                 =========              =========              =========

________________
(1)  Gross income before investment expenses

     Fixed Maturity Securities. Our fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities ("ABS") and mortgage-backed securities ("MBS"), with the balance invested in government bonds. Our fixed maturity securities portfolio also includes redeemable preferred stock. As of December 31, 1999, fixed maturity securities represented 63.4% of general account investment assets with a carrying value of $30.9 billion, roughly comprised of 51% public securities and 49% private securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. We typically invest between 10% and 15% of funds allocated to fixed maturity securities in below-investment-grade bonds, some of which include equity participations, such as warrants. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the general account has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to our net worth.

     The following table shows the composition by issuer of our fixed maturity securities portfolio.

                    Fixed Maturity Securities -- By Issuer

                                                            As of December 31,
                                               --------------------------------------------
                                                       1999                   1998
                                                       ----                   ----
                                                 Carrying      % of     Carrying      % of
                                                   Value      Total       Value      Total
                                                   -----      -----       -----      -----
                                               (in millions)          (in millions)
Corporate securities..........................   $23,590.4     76.4%    $21,479.6     76.1%
MBS/ABS.......................................     5,288.4     17.1       5,830.1     20.7
U.S. Treasury securities and obligations of
 U.S. government agencies.....................       297.3      1.0         334.7      1.2
Debt securities issued by foreign
 governments..................................     1,560.2      5.1         450.3      1.6
Obligations of states and political
 subdivisions.................................       133.6      0.4         105.7      0.4
Other debt securities.........................         0.0      0.0           0.0      0.0
                                                 ---------    -----     ---------    -----
  Total.......................................   $30,869.9    100.0%    $28,200.4    100.0%
                                                 =========    =====     =========    =====

     Our MBS and ABS holdings, in keeping with our investment philosophy of tightly managing interest rate risk, are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not prepayable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to our portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in periods of high interest rates. We believe the portion of our MBS/ABS portfolio subject to prepayment risk as of December 31, 1999 and 1998 was limited to 3.9% and 6.8% of our total MBS/ABS portfolio and 0.7% and 1.4% of our total fixed maturity securities holdings, respectively.

     The following table provides the scheduled maturities of our general account fixed maturity securities as of the dates indicated. The portfolio's maturity distributions are primarily a function of our liability composition, but also reflect where our investment managers see relative value.

             Fixed Maturity Securities -- By Scheduled Maturities

                                                            As of December 31,
                                               --------------------------------------------
                                                       1999                   1998
                                                       ----                   ----
                                                 Carrying      % of     Carrying      % of
                                                   Value      Total       Value      Total
                                                   -----      -----       -----      -----
                                               (in millions)          (in millions)
Fixed Maturity Securities:
  Due in one year or less.....................   $ 1,799.2      5.8%    $ 1,776.2      6.3%
  Due after one year through five years.......     6,961.1     22.6       6,604.6     23.4
  Due after five years through ten years......     7,834.1     25.4       6,258.1     22.2
  Due after ten years.........................     8,987.1     29.1       7,731.4     27.4
                                                 ---------    -----     ---------    -----
     Subtotal.................................    25,581.5     82.9      22,370.3     79.3
  Mortgage & Asset-backed securities..........     5,288.4     17.1       5,830.1     20.7
                                                 ---------    -----     ---------    -----
     Total Fixed Maturity Securities..........   $30,869.9    100.0%    $28,200.4    100.0%
                                                 =========    =====     =========    =====

     The Securities Valuation Office ("SVO") of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as S&P and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

  The following table sets forth the SVO ratings for our bond portfolio along with an equivalent S&P rating agency designation. The majority of our bonds are investment grade, with 85.4% invested in Category 1 and 2 securities as of December 31, 1999. As a percent of total invested assets, our below investment grade bonds, at 9.0% as of December 31, 1999, are higher than the American Council of Life Insurance ("ACLI") industry average of 4.8%, last published as of December 31, 1998. This allocation reflects our strategy of avoiding the unpredictability of interest rate risk in favor of relying on our bond analysts' ability to better predict credit or default risk. Our bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries. We believe this results in substantive input from all analysts and a well-diversified high yield portfolio. Category 6 bonds represent securities that were originally acquired as long-term investments, but subsequently became distressed. The fair value of our Category 6 bonds was $168.5 million, $181.2 million and $152.4 million as of December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, $24.8 million, $31.2 million and $28.7 million of scheduled interest payments were not received on problem fixed maturity securities.

                 Fixed Maturity Securities -- By Credit Quality

                                                               As of December 31,
                                         ----------------------------------------------------------
                                              1999                   1998                   1997
                                         --------------        ---------------        --------------
    SVO           S&P Equivalent        Carrying      % of     Carrying      % of     Carrying      % of
Rating (1)        Designation (2)      Value (3)     Total    Value (3)     Total    Value (3)     Total
----------        ---------------      ---------     -----    ---------     -----    ---------     -----
                                      (in millions)          (in millions)          (in millions)
     1        AAA/AA/A..............     $14,760.6    48.8%     $14,157.7    51.3%     $14,018.8    52.7%
     2        BBB                         11,077.6    36.6        9,636.6    35.0        9,008.2    33.8
     3        BB                           2,901.8     9.6        2,688.5     9.8        2,369.5     8.9
     4        B                              868.8     2.9          669.1     2.4          828.5     3.1
     5        CCC and lower.........         460.7     1.5          228.1     0.8          251.3     0.9
     6        In or near default....         168.5     0.6          181.2     0.7          152.4     0.6
                                         ---------   -----      ---------   -----      ---------   -----
              Total.................     $30,238.0   100.0%     $27,561.2   100.0%     $26,628.7   100.0%
                                         =========   =====      =========   =====      =========   =====

----------------
(1) With respect to securities that are awaiting an SVO rating, we have assigned a rating based on an analysis that we believe is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $631.9 million, $639.2 million and $546.2 million as of December 31, 1999, 1998 and 1997, respectively.

  The following table sets forth the credit quality of our public fixed maturity securities portfolio. As the public market has grown to include new asset classes such as securities issued in the Rule 144A market, which we classify as "public" securities, and MBS/ABS, our public fixed maturity securities portfolio has grown in both absolute and relative terms, from 48.6% of our fixed maturity securities portfolio, as of December 31, 1997, to 52.0%, as of December 31, 1999.

             Public Fixed Maturity Securities -- By Credit Quality


                                                              As of December 31,
                                                      -----------------------------------------
                                                      1999           1998                   1997
                                       --------------------     --------------         --------------
    SVO           S&P Equivalent        Carrying      % of     Carrying      % of     Carrying      % of
Rating (1)       Designation (2)        Value (3)    Total     Value (3)    Total     Value (3)    Total
----------       ---------------        ---------    -----     ---------    -----     ---------    -----
                                      (in millions)          (in millions)          (in millions)
     1        AAA/AA/A................   $ 9,146.9    58.2%     $ 8,687.8    62.5%     $ 8,665.9    67.0%
     2        BBB.....................     4,814.7    30.6        3,565.1    25.6        2,941.7    22.7
     3        BB......................     1,443.9     9.2        1,425.3    10.2        1,086.5     8.4
     4        B.......................       226.8     1.4          169.8     1.2          191.8     1.5
     5        CCC and lower...........        43.3     0.3           60.1     0.4           36.8     0.3
     6        In or near default......        40.2     0.3           16.4     0.1           11.0     0.1
                                         ---------   -----      ---------   -----      ---------   -----
              Total...................   $15,715.8   100.0%     $13,924.5   100.0%     $12,933.7   100.0%
                                         =========   =====      =========   =====      =========   =====

----------------
(1) With respect to securities that are awaiting an SVO rating, we have assigned a rating based on an analysis that we believe is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $131.2 million, $225.2 million and $161.6 million as of December 31, 1999, 1998 and 1997, respectively.

  The following table sets forth the credit quality of our private fixed maturity securities portfolio. We invest in privately placed bonds to enhance the returns of our overall portfolio and to increase issuer diversification. We believe there are significantly higher risk-adjusted spreads to be obtained in the private placement market than in the public market. Over time the relative percentage of asset qualities has remained stable, with minor repositioning year-to-year reflecting our perception of relative value in the private placement market.

            Private Fixed Maturity Securities -- By Credit Quality


                                                              As of December 31,
                                              -------------------------------------------------
                                              1999                   1998                   1997
                                      ---------------------      --------------        --------------
    SVO           S&P Equivalent        Carrying      % of     Carrying      % of     Carrying      % of
Rating (1)       Designation (2)        Value (3)    Total     Value (3)    Total     Value (3)    Total
---------        --------------         ---------    -----     ---------    -----     ---------    -----
                                      (in millions)          (in millions)          (in millions)
     1        AAA/AA/A..............     $ 5,613.7    38.7%     $ 5,469.9    40.1%     $ 5,352.9    39.1%
     2        BBB...................       6,262.9    43.1        6,071.5    44.5        6,066.5    44.3
     3        BB....................       1,457.9    10.0        1,263.2     9.3        1,283.0     9.4
     4        B.....................         642.0     4.4          499.3     3.7          636.7     4.6
     5        CCC and lower.........         417.4     2.9          168.0     1.2          214.5     1.6
     6        In or near default....         128.3     0.9          164.8     1.2          141.4     1.0
                                         ---------   -----      ---------   -----      ---------   -----
              Total.................     $14,522.2   100.0%     $13,636.7   100.0%     $13,695.0   100.0%
                                         =========   =====      =========   =====      =========   =====

-----------------
(1) With respect to securities that are awaiting an SVO rating, we have assigned a rating based on an analysis that we believe is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $500.7 million, $414.0 million and $384.5 million as of December 31, 1999, 1998 and 1997, respectively.

  The following tables detail the different industry classes that were represented in our bond portfolio as of the dates indicated. Our bond portfolio's industry diversification reflects our preference for corporate issuers and for issuers that rely on the private placement and Rule 144A markets. Our diversification tends to be fairly stable. Relative to insurance industry averages, we invest significantly less in MBS due to our aversion to prepayment and extension risk.

            Fixed Maturity Securities -- By Industry Diversification

                                                                                   As of December 31, 1999
                                                                       ----------------------------------------------
                                                                Publicly Traded       Privately Traded             Total
                                                               -------------------  --------------------      ----------------
                                                               Carrying      % of     Carrying      % of     Carrying      % of
Industry Class                                                   Value      Total       Value      Total       Value      Total
--------------                                                   -----      -----       -----      -----       -----      -----
                                                             (in millions)          (in millions)          (in millions)
Manufacturing..............................................     $ 1,184.8     7.5%     $ 2,661.6    17.7%     $ 3,846.4    12.5%
Utilities..................................................       1,567.4     9.9        3,053.6    20.3        4,621.0    15.0
MBS........................................................       3,169.4    20.0            0.1     0.0        3,169.5    10.2
ABS........................................................       1,891.5    11.9          227.4     1.5        2,118.9     6.9
Bank & Finance.............................................       1,744.5    11.0        1,482.0     9.9        3,226.5    10.5
Transportation.............................................       1,075.2     6.8        1,361.8     9.1        2,437.0     7.9
Oil & Gas..................................................       1,632.5    10.3        1,124.2     7.5        2,756.7     8.9
Agri/Forestry/Mining.......................................         333.3     2.1        1,775.2    11.8        2,108.5     6.8
Government.................................................       1,874.6    11.8        1,001.0     6.7        2,875.6     9.3
Services...................................................         445.8     2.8        1,033.7     6.9        1,479.5     4.8
Communications.............................................         595.7     3.8          456.8     3.0        1,052.5     3.4
Trade......................................................         263.0     1.7          703.7     4.7          966.7     3.1
Other......................................................          69.3     0.4          141.8     0.9          211.1     0.7
                                                                ---------   -----      ---------   -----      ---------   -----
            Total Fixed Maturity Securities................     $15,847.0   100.0%     $15,022.9   100.0%     $30,869.9   100.0%
                                                                =========   =====      =========   =====      =========   =====

                                                                               As of December 31, 1998
                                                                      ----------------------------------------------
                                                               Publicly Traded       Privately Traded             Total
                                                              -------------------   -----------------      -----------------
                                                              Carrying      % of     Carrying      % of     Carrying      % of
Industry Class                                                  Value      Total       Value      Total       Value      Total
--------------                                                  ------     -----       -----      -----       -----      -----
                                                            (in millions)          (in millions)          (in millions)
Manufacturing...............................................   $ 1,158.3     8.2%     $ 2,897.1    20.5%     $ 4,055.4    14.4%
Utilities...................................................     1,381.3     9.8        2,743.0    19.5        4,124.3    14.6
MBS.........................................................     3,408.4    24.1            2.6     0.0        3,411.0    12.1
ABS.........................................................     2,126.5    15.0          292.6     2.1        2,419.1     8.6
Bank & Finance..............................................     1,305.9     9.2        1,556.1    11.1        2,862.0    10.1
Transportation..............................................     1,194.6     8.4        1,193.4     8.5        2,388.0     8.5
Oil & Gas...................................................       856.8     6.1        1,063.5     7.6        1,920.3     6.8
Agri/Forestry/Mining........................................       377.3     2.7        1,435.3    10.2        1,812.6     6.4
Government..................................................     1,027.4     7.3          687.1     4.9        1,714.5     6.1
Services....................................................       295.7     2.1          909.1     6.5        1,204.8     4.3
Communications..............................................       519.4     3.7          478.7     3.4          998.1     3.5
Trade.......................................................       280.7     2.0          598.2     4.3          878.9     3.1
Other.......................................................       217.4     1.4          194.0     1.4          411.4     1.5
                                                               ---------   -----      ---------   -----      ---------   -----
  Total Fixed Maturity Securities...........................   $14,149.7   100.0%     $14,050.7   100.0%     $28,200.4   100.0%
                                                               =========   =====      =========   =====      =========   =====

                                                              As of December 31, 1997
                                                  ----------------------------------------------
                                           Publicly Traded       Privately Traded             Total
                                          -------------------  ---------------------     ----------------
                                          Carrying      % of     Carrying      % of     Carrying      % of
Industry Class                              Value      Total       Value      Total       Value      Total
--------------                              -----      -----       -----      -----       -----      -----
                                        (in millions)          (in millions)          (in millions)
Manufacturing...........................   $   868.9     6.6%     $ 3,275.3    23.3%     $ 4,144.2    15.3%
Utilities...............................     1,224.6     9.4        2,524.9    17.9        3,749.5    13.8
MBS.....................................     3,035.6    23.2            4.3     0.0        3,039.9    11.2
ABS.....................................     2,310.5    17.6           80.5     0.6        2,391.0     8.8
Bank & Finance..........................     1,100.2     8.4        1,580.6    11.2        2,680.8     9.9
Transportation..........................     1,028.0     7.9        1,180.1     8.4        2,208.1     8.1
Oil & Gas...............................       552.1     4.2        1,131.7     8.0        1,683.8     6.2
Agri/Forestry/Mining....................       292.6     2.2        1,291.7     9.2        1,584.3     5.8
Government..............................     1,262.5     9.6          651.2     4.6        1,913.7     7.0
Services................................       239.1     1.8          940.7     6.7        1,179.8     4.3
Communications..........................       558.7     4.3          620.6     4.4        1,179.3     4.3
Trade...................................       246.6     1.9          585.3     4.2          831.9     3.1
Other...................................       375.9     2.9          212.7     1.5          588.6     2.2
                                           ---------   -----      ---------   -----      ---------   -----
  Total Fixed Maturity Securities.......   $13,095.3   100.0%     $14,079.6   100.0%     $27,174.9   100.0%
                                           =========   =====      =========   =====      =========   =====

  The following tables provide additional detail on the composition of our MBS and ABS portfolios. As the securitized asset market has continued to expand in recent years, we have made use of this asset class selectively to add attractive risk-adjusted returns and furnish additional liquidity to our fixed maturity securities portfolios. For asset-liability management purposes we favor relatively stable cash flow structures such as those funded with commercial mortgages, auto loans and credit card receivables.

                     Mortgage Backed Securities -- By Type

                                                                  As of December 31, 1999
                                                     -----------------------------------------------
                                               Publicly Traded       Privately Traded             Total
                                              -------------------  ------------------       ----------------
                                              Carrying      % of     Carrying      % of     Carrying      % of
                                                Value      Total       Value      Total       Value      Total
                                                -----      -----       -----      -----       -----      -----
                                            (in millions)          (in millions)          (in millions)
Commercial mortgage-backed securities.......    $1,951.6    61.6%          $0.1   100.0%      $1,951.7    61.6%
Residential collateralized mortgage
 obligations................................       245.3     7.7             --     0.0          245.3     7.7
Residential pass-through securities.........       972.5    30.7             --     0.0          972.5    30.7
                                                --------   -----           ----   -----       --------   -----
  Total.....................................    $3,169.4   100.0%          $0.1   100.0%      $3,169.5   100.0%
                                                ========   =====           ====   =====       ========   =====

                                                                 As of December 31, 1998
                                                    -----------------------------------------------
                                              Publicly Traded        Privately Traded            Total
                                              -------------------  ------------------      ----------------
                                              Carrying     % of      Carrying     % of      Carrying     % of
                                                Value      Total       Value      Total      Value       Total
                                                -----      -----       -----      -----      -----       -----
                                            (in millions)          (in millions)          (in millions)
Commercial mortgage-backed securities......     $2,048.5    60.1%          $2.6   100.0%      $2,051.1    60.1%
Residential collateralized mortgage
 obligations...............................        307.1     9.0             --     0.0          307.1     9.0
Residential pass-through securities........      1,052.8    30.9             --     0.0        1,052.8    30.9
                                                --------   -----           ----   -----       --------   -----
  Total....................................     $3,408.4   100.0%          $2.6   100.0%      $3,411.0   100.0%
                                                ========   =====           ====   =====       ========   =====

                                                                 As of December 31, 1997
                                                   -----------------------------------------------
                                                Publicly Traded       Privately Traded           Total
                                              -------------------   --------------------   -------------------
                                              Carrying      % of    Carrying      % of     Carrying      % of
                                                Value      Total      Value      Total       Value      Total
                                                -----      ------     -----      ------      -----      ------
                                            (in millions)          (in millions)          (in millions)
Commercial mortgage-backed securities......     $1,596.7     52.6%   $  4.3      100.0%    $1,601.0      52.7%
Residential collateralized mortgage
 obligations...............................        228.5      7.5        --        0.0        228.5       7.5
Residential pass-through securities........      1,210.4     39.9        --        0.0      1,210.4      39.8
                                                --------    -----    ------      -----     --------     -----
  Total....................................     $3,035.6    100.0%   $  4.3      100.0%    $3,039.9     100.0%
                                                ========    =====    ======      =====     ========     =====

                      Asset Backed Securities -- By Type

                                                                 As of December 31, 1999
                                                   -----------------------------------------------
                                                Publicly Traded       Privately Traded           Total
                                              -------------------   --------------------   -------------------
                                              Carrying      % of    Carrying      % of     Carrying      % of
                                                Value      Total      Value      Total       Value      Total
                                                -----      ------     -----      ------      -----      ------
                                            (in millions)          (in millions)          (in millions)
Credit card receivables....................  $   94.3        5.0%    $  0.4         0.2%    $   94.7       4.5%
Auto loans.................................     716.3       38.0         --         0.0        716.3      33.8
Manufactured housing.......................      86.1        4.5         --         0.0         86.1       4.1
Home equity loans..........................      25.1        1.3       43.3        19.1         68.4       3.2
Collateralized bond obligations............     430.4       22.8        0.0         0.0        430.4      20.3
Other......................................     539.3       28.4      183.7        80.7        723.0      34.1
                                             --------      -----     ------       -----     --------     -----
  Total....................................  $1,891.5      100.0%    $227.4       100.0%    $2,118.9     100.0%
                                             ========      =====     ======       =====     ========     =====


                                                                 As of December 31, 1998
                                                   -----------------------------------------------
                                                Publicly Traded       Privately Traded           Total
                                              -------------------   --------------------   -------------------
                                              Carrying      % of    Carrying      % of     Carrying      % of
                                                Value      Total      Value      Total       Value      Total
                                                -----      ------     -----      ------      -----      ------
                                            (in millions)          (in millions)          (in millions)
Credit card receivables....................    $  257.6     12.1%    $   --        0.0%     $  257.6      10.6%
Auto loans.................................       839.7     39.5        4.6        1.6         844.3      34.9
Manufactured housing.......................       113.6      5.3         --        0.0         113.6       4.7
Home equity loans..........................        74.0      3.5         --        0.0          74.0       3.1
Collateralized bond obligations............       471.2     22.2      198.8       67.9         670.0      27.7
Other......................................       370.4     17.4       89.2       30.5         459.6      19.0
                                               --------    -----     ------      -----      --------     -----
  Total....................................    $2,126.5    100.0%    $292.6      100.0%     $2,419.1     100.0%
                                               ========    =====     ======      =====      ========     =====

                                                                 As of December 31, 1997
                                                   -----------------------------------------------
                                                Publicly Traded       Privately Traded           Total
                                              -------------------   --------------------   -------------------
                                              Carrying      % of    Carrying      % of     Carrying      % of
                                                Value      Total      Value      Total       Value      Total
                                                -----      ------     -----      ------      -----      ------
                                            (in millions)          (in millions)          (in millions)
Credit card receivables....................   $  490.6      21.2%    $   --        0.0%    $  490.6       20.5%
Auto loans.................................      937.1      40.6       15.2       18.9        952.3       39.8
Manufactured housing.......................      152.4       6.6         --        0.0        152.4        6.4
Home equity loans..........................       53.5       2.3         --        0.0         53.5        2.2
Collateralized bond obligations............      331.7      14.4       18.0       22.4        349.7       14.6
Other......................................      345.2      14.9       47.3       58.7        392.5       16.5
                                              --------     -----     ------      -----     --------      -----
  Total....................................   $2,310.5     100.0%    $ 80.5      100.0%    $2,391.0      100.0%
                                              ========     =====     ======      =====     ========      =====

  Mortgage Loans.   As of December 31, 1999, we held mortgage loans with a
carrying value of $10.7 billion, including $1.9 billion of agricultural loans and $1.1 billion of commercial loans managed by our Canadian subsidiary, The Maritime Life Assurance Company.

  The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                                                               As of December 31,
                                                -----------------------------------------------
                                               1999                   1998                   1997
                                          ----------------       ----------------       ----------------
                                         Carrying      % of     Carrying      % of     Carrying      % of
                                           Value      Total       Value      Total       Value      Total
                                         -----------  ------    -----------  ------    -----------  ------
                                       (in millions)          (in millions)          (in millions)
Apartment............................     $ 2,493.7    23.2%      $2,362.3    24.6%      $2,476.7    26.7%
Office Buildings.....................       2,552.2    23.7        2,260.5    23.5        1,889.2    20.3
Retail...............................       1,844.8    17.2        1,730.4    18.0        1,748.8    18.8
Agricultural.........................       1,893.0    17.6        1,356.7    14.1        1,455.9    15.7
Industrial...........................       1,006.5     9.4        1,069.9    11.1        1,017.4    10.9
Hotels...............................         425.5     4.0          301.2     3.1          198.3     2.1
Multi-Family.........................          80.7     0.8          104.9     1.1           84.9     0.9
Mixed Use............................         140.2     1.3           93.2     1.0           83.3     0.9
Other................................         299.8     2.8          337.0     3.5          341.8     3.7
                                          ---------   -----       --------   -----       --------   -----
  Total..............................     $10,736.4   100.0%      $9,616.1   100.0%      $9,296.3   100.0%
                                          =========   =====       ========   =====       ========   =====


  The following table shows the distribution of our mortgage loan portfolio by geographical region.

                        Mortgage Loans -- By ACLI Region


                                                                  As of December 31,
                                                ----------------------------------------------------
                                                    1999                         1998                1997
                                              ---------------              --------------       ----------------
                                      Number     Carrying      % of     Carrying      % of     Carrying      % of
                                     of Loans      Value      Total       Value      Total       Value      Total
                                     --------    --------     ------    ---------    ------    ----------   ------
                                               (in millions)          (in millions)          (in millions)
East North Central...................     170     $ 1,108.2    10.3%      $1,106.9    11.5%      $  803.2     8.6%
East South Central...................      38         299.0     2.8          157.4     1.6          157.5     1.7
Middle Atlantic......................     141       1,676.3    15.6        1,500.2    15.6        1,491.2    16.0
Mountain.............................     112         355.5     3.3          381.2     4.0          410.2     4.4
New England..........................     146         896.5     8.4          854.8     8.9          900.8     9.7
Pacific..............................     314       2,119.0    19.7        1,885.0    19.6        1,817.3    19.5
South Atlantic.......................     221       1,927.2    18.0        1,648.3    17.1        1,557.8    16.8
West North Central...................      72         377.3     3.5          333.1     3.5          260.4     2.8
West South Central...................     175         742.9     6.9          645.6     6.7          653.9     7.0
Canada...............................   1,042       1,234.5    11.5        1,103.6    11.5        1,244.0    13.5
                                        -----     ---------   -----       --------   -----       --------   -----
  Total..............................   2,431     $10,736.4   100.0%      $9,616.1   100.0%      $9,296.3   100.0%
                                        =====     =========   =====       ========   =====       ========   =====

     The following table shows our commercial mortgage loan portfolio by loan size. Our commercial mortgage loan portfolio is highly diversified by borrower. As of December 31, 1999, 49.9% of the portfolio was comprised of mortgage loans with principal balances of less than $10 million. Consistent with our diverse base of business, our mortgage loans are originated through affiliated field offices across the country and through a national network of mortgage correspondents.

               Commercial Mortgage Loan Portfolio -- By Loan Size

                                                         As of December 31,
                                                 ------------------------------------
                                     1999                       1998                       1997
                               -----------------          ------------------        ------------------
                           Number                     Number                     Number
                             of    Principal   % of     of    Principal   % of     of    Principal   % of
                           Loans    Balance   Total   Loans    Balance   Total   Loans    Balance   Total
                           ------  ---------  ------  ------  ---------  ------  ------  ---------  ------
                                 (in millions)              (in millions)              (in millions)
Under $5 million..........  1,541   $2,121.0   23.7%   1,779   $2,048.9   24.6%   1,555   $2,021.1   25.4%
$5 million but less
 than $10 million.........    356    2,339.7   26.2      355    2,295.2   27.5      369    2,381.2   30.0
$10 million but less
 than $20 million.........    138    1,790.8   20.0      142    1,781.6   21.4      131    1,736.6   21.9
$20 million but less
 than $30 million.........     37      914.3   10.2       34      859.6   10.3       30      737.4    9.3
$30 million and over......     28    1,779.8   19.9       24    1,351.0   16.2       20    1,060.3   13.4
                            -----   --------  -----    -----   --------  -----    -----   --------  -----
  Total...................  2,100   $8,945.6  100.0%   2,334   $8,336.3  100.0%   2,105   $7,936.6  100.0%
                            =====   ========  =====    =====   ========  =====    =====   ========  =====

  The following table shows the distribution of maturities of our commercial mortgage loan portfolio. To accommodate our liability needs, we seek a reasonably diversified maturity structure for this portfolio. The table illustrates the trend toward longer maturity mortgages. This lengthening of the portfolio primarily reflects commercial borrowers taking advantage of declining interest rates by locking-in long-term financing.


                      Commercial Mortgage Loan Maturities

                                         As of December 31,
                           ----------------------------------------------
                         1999                   1998                   1997
                    ---------------        ---------------        ---------------
                   Principal              Principal              Principal
                    Balance      % of      Balance      % of      Balance      % of
                   Maturing     Total     Maturing     Total     Maturing     Total
                   ---------    ------    ---------    ------    ---------    ------
                 (in millions)          (in millions)          (in millions)
1998..........            N/A     N/A            N/A     N/A       $  797.5    10.1%
1999..........            N/A     N/A       $  609.0     7.3%         673.5     8.5
2000..........       $  728.2     8.1%         736.2     8.8          859.2    10.8
2001..........          646.0     7.2          691.8     8.3          834.2    10.5
2002..........          622.2     7.0          767.8     9.2          844.2    10.6
2003..........          788.0     8.8          859.5    10.3          598.3     7.6
2004..........          647.7     7.2          443.0     5.3          509.1     6.4
2005..........          766.7     8.6          698.3     8.4          637.3     8.0
2006..........          649.5     7.3          429.0     5.2          420.5     5.3
2007..........          535.0     6.0          507.7     6.1          517.3     6.5
After 2007....        3,562.3    39.8        2,594.0    31.1        1,245.5    15.7
                     --------   -----       --------   -----       --------   -----
  Total.......       $8,945.6   100.0%      $8,336.3   100.0%      $7,936.6   100.0%
                     ========   =====       ========   =====       ========   =====


  The following table shows the percentages of our commercial loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed. Commercial mortgage loans are classified as delinquent when they are 60 days or more past due as to the payment of interest or principal. Commercial mortgage loans are classified as restructured when they are in good standing, but the basic terms, such as interest rate or maturity date, have been modified as a result of a prior actual delinquency or an imminent delinquency. Although we have recorded higher levels of delinquencies and foreclosures than ACLI averages in most of the periods shown, we believe our commercial mortgage portfolio has performed comparably to ACLI industry averages for delinquencies, restructurings and foreclosures in process. While our total delinquency rate as of September 30, 1999 was 0.46%, as shown in the table below, as of December 31, 1999, it has improved to 0.34% due mainly to the foreclosure of a $13.0 million loan which was completed in October. At September 30, 1999 our restructured mortgage loans were at a higher percentage of our mortgage loan portfolio than was the industry average. However, one $70 million loan accounted for 30.4% of our total restructured mortgage loans as of September 30, 1999. This loan was sold during the fourth quarter and reduced the percentage of our mortgage loans that are restructured to approximately 1.58%. All foreclosure decisions are based on a thorough assessment of the property's quality and location and market conditions. The decision may also reflect a plan to invest additional capital in a property to make tenant improvements or renovations to secure a higher resale value at a later date. Following foreclosure, we rely on our real estate investment group's ability to manage foreclosed real estate for eventual return to investment real estate status or outright sale.

                     Commercial Mortgage Loan Comparisons

                                                                        As of December 31,
                                                           --------------------------------------------
                            As of September 30, 1999 (1)           1998                   1997
                           ------------------------------     ---------------       --------------
                                John                          John                   John
                             Hancock (2)       ACLI (3)    Hancock (2)  ACLI (3)  Hancock (2)  ACLI (3)
                           -------------       -------     ----------   -------   ----------   -------
Delinquent,
 not in foreclosure......       0.06%             0.16%        0.33%     0.17%        0.50%     0.32%
Delinquent,
 in foreclosure..........       0.40              0.15         0.30      0.31         0.67      0.58
Restructured.............       2.92              2.41         2.88      3.02         4.20      4.61
                                ----              ----         ----      ----         ----      ----
  Subtotal...............       3.38              2.72         3.51      3.50         5.37      5.51
Loans foreclosed
 during period...........       0.28              0.26         0.64      0.44         1.58      0.84
                                ----              ----         ----      ----         ----      ----
  Total..................       3.66%             2.98%        4.15%     3.94%        6.95%     6.35%
                                ====              ====         ====      ====         ====      ====

________________
(1)  Most recent reporting period available.
(2)  Excludes data from The Maritime Life Assurance Company.
(3) Source: ACLI Investment Bulletins entitled "Mortgage Loan Portfolio Profile" Numbers 1453, 1429 and 1399 dated November 22, 1999, March 4, 1999 and March 9, 1998, respectively.

  We use our internally developed Mortgage Investment Risk Analysis system to monitor the aggregate risk of our commercial mortgage loan portfolio. When a loan becomes more than 30 days delinquent, an assessment is made as to what course of action should be taken with the investment. In most instances, the loan is referred for foreclosure; however, in some circumstances we may decide that it is advantageous to restructure the loan. We will only restructure when we believe we will recapture lost income as markets improve.

  Delinquent and restructured loans are reviewed on a quarterly basis after consultation with the controller's department. Loan officers present an analysis of the problem loans, including a 10 year discounted cash flow analysis, that establishes a value for the property. A reserve is established based on the difference between the book value of the property and the agreed-upon market value.

  The following table shows our agricultural mortgage loan portfolio by its three major sectors: agribusiness, timber and production agriculture. Agribusiness is our largest agricultural sector and is a relatively stable segment of the food industry that includes suppliers, warehousers, processors, distributors, wholesalers, and retailers. Our expertise in this area provides us with a specialized niche in the largest sector of manufactured goods in the United States. Our largest concentrations of agricultural mortgage loans are located in California and Maine, with the two states comprising 44% of our agricultural mortgage loan portfolio's holdings as of December 31, 1999. We are one of the largest lenders in the timber market and, in addition to managing timber investments for third parties, we have a small amount of timber loans in our general account. In 1998, we sold 70% of our production agriculture portfolio and are not actively pursuing new investments in this market sector.


                   Agricultural Mortgage Loans -- By Sector

                                                     As of December 31,
                                       ----------------------------------------------
                                     1999                   1998                   1997
                                  ------------           ------------           ------------
                               Carrying      % of     Carrying      % of     Carrying      % of
                                 Value      Total       Value      Total       Value      Total
                                 -----      -----       -----      -----       -----      -----
                             (in millions)          (in millions)          (in millions)
Agribusiness.................    $1,290.8    68.1%      $  958.7    70.7%      $  717.5    49.3%
Timber.......................       542.4    28.7          319.2    23.5          402.4    27.6
Production Agriculture.......        59.8     3.2           78.8     5.8          336.0    23.1
                                 --------   -----       --------   -----       --------   -----
 Total.......................    $1,893.0   100.0%      $1,356.7   100.0%      $1,455.9   100.0%
                                 ========   =====       ========   =====       ========   =====

  Real Estate. We have recently completed a comprehensive strategic sales initiative, liquidating approximately 90% of our December 31, 1997 "non-home office" commercial real estate portfolio. Our current real estate holdings are predominantly comprised of our headquarters in Boston, Massachusetts.

  Our remaining equity real estate holdings include properties originally acquired as investment real estate, foreclosed properties subsequently transferred to investment status, and recently foreclosed properties. As of December 31, 1999, our total real estate portfolio, with a carrying value of $548.5 million, represented 1.1% of invested assets.

  The following table shows investment valuation allowances for our mortgage loan and real estate portfolios for the periods indicated:

  Investment Valuation Allowances

                                                                                Real
                                                                   Mortgages    ----     Total
                                                                   ---------   Estate    -----
                                                                               ------
                                                                           (in millions)
Year Ended December 31,
1997
 Beginning Balance................................................    $142.0   $ 54.5   $ 196.5
  Provision.......................................................      19.5      1.5      21.0
  Write-offs......................................................     (34.2)   (30.5)    (64.7)
                                                                      ------   ------   -------
  Ending balance..................................................    $127.3   $ 25.5   $ 152.8
  Valuation allowance as % of carrying value before reserves......       1.4%     1.3%      1.3%
1998
  Provision (1)...................................................    $ 15.9   $ 97.0   $ 112.9
  Write-offs......................................................     (32.2)   (10.5)    (42.7)
                                                                      ------   ------   -------
  Ending balance..................................................    $111.0   $112.0   $ 223.0
  Valuation allowance as % of carrying value before reserves......       1.2%     7.0%      2.0%
1999
  Provision.......................................................    $ 39.3   $ 22.5   $  61.8
  Write-offs......................................................     (39.9)   (76.4)   (116.3)
                                                                      ------   ------   -------
  Ending balance..................................................    $110.4   $ 58.1   $ 168.5
  Valuation allowance as % of carrying value before reserves......       1.0%     9.6%      1.5%

----------------
(1) The increased amount in 1998 is primarily attributable to our commercial real estate disposition initiative, which resulted in a shortening of the expected holding period for the majority of all properties in our commercial real estate portfolio.

  The allowance for losses on mortgage loans on real estate and foreclosed real estate is maintained at a level that we believe to be adequate to absorb estimated probable credit losses. Our periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all future losses or that additional valuation allowances or asset write-downs will not be required in the future.


  Policy Loans.   As of December 31, 1999, our investment assets included
$1,938.8 million in policy loans, nearly unchanged in absolute terms from outstanding levels as of December 31, 1998 and 1997. Policy loans are extended to our life insurance policyholders and are collateralized by the cash value of their insurance policies. The interest rates charged to policyholders on these loans are set forth in their policies and are approved by state insurance commissioners. These interest rates usually range from 5% to 8% for older policies, which typically have fixed interest rate provisions. For newer policies, which typically have variable interest rate provisions, interest rates are expressly based on external market indices. Interest rates charged on policy loans have generally exceeded the guaranteed interest rates credited on the underlying policies. Our gross investment income from policy loans amounted to $109.8 million, $111.9 million and $107.7 million in the year ended December 31, 1999, 1998 and 1997, respectively.

  Equity Securities.   As of December 31, 1999, we held $1,316.2 million of
equity securities, including $947.8
million of common equity that was largely acquired through the equity participation features of below-investment-grade bonds or through recoveries on defaulted bonds.

  Other Invested Assets. Other invested assets totaled $1,311.1 million as of December 31, 1999, compared to $1,254.6 million as of December 31, 1998. Total gross investment income from other invested assets totaled $165.3 million for the year ended December 31, 1999 and $181.3 million in 1998. Other invested assets primarily include leases, private equity, and independent power projects. Joint ventures and partnership interests are comprised of a variety of underlying investment pools or assets such as real estate leases. Joint venture and partnership interests are generally accounted for under the equity method. The equity method requires increasing the asset's carrying value to recognize undistributed earnings, or reducing the asset's carrying value to recognize distributed earnings and return of principal, in the underlying entities. The carrying value of this asset class, as well as the investment income it generates, is highly contingent upon the economic performance of the underlying entities or assets. Also included in this category are derivatives and other miscellaneous assets.

  The following table shows other invested assets carrying value and income by type. Our real estate joint ventures were disposed of in 1999 as part of our comprehensive real estate sale previously discussed.

                                                                  As of December 31,
                                               --------------------------------------------------------
                                                     1999               1998                1997
                                               -----------------  -----------------  ------------------
                                               Carrying           Carrying           Carrying
                                                Value    Income    Value    Income     Value    Income
                                               --------  -------  --------  -------  ---------  -------
                                                                    (in millions)
Real estate joint ventures..................   $    0.0  $ (0.4)  $  173.8  $  5.8     $123.7   $ 13.5
Equity participations.......................       46.9    10.4       72.3    11.5       35.4      8.5
Fixed income/leases.........................      302.7    27.3      213.4    30.5      200.2     23.5
Equity or fund type limited partnerships....      169.2    27.9      151.4    31.7      151.7     51.7
Oil & gas, power, etc.......................      126.0    31.7      153.2    44.3      209.1     39.0
Derivatives.................................      139.1     6.4       31.8    (4.8)     (12.0)    (4.1)
Investments in process......................       88.6     0.0      254.1     0.0        1.2      0.0
Investment settlements pending..............      291.8     0.0       78.6     0.0       20.7      0.0
All other...................................      146.8    62.0      126.0    62.3      101.6     12.4
                                               --------  ------   --------  ------     ------   ------
  Total.....................................   $1,311.1  $165.3   $1,254.6  $181.3     $831.6   $144.5
                                               ========  ======   ========  ======     ======   ======

  Cash and Short-Term Investments.   As of December 31, 1999, our short-term
investments (including cash and cash-equivalents) totaled $1,984.8 million. Volatility in our annual short-term investment income reflects swings in our cash balances, as well as changes in short-term interest rates. As a general policy, we aim to minimize the opportunity cost of holding excess cash and short-term investments, while balancing our need to meet obligations to our policyholders and creditors, as well as to settle investment transactions. We invest short-term funds in commercial paper, certificates of deposit and other short-term instruments, subject to investment guidelines regarding issuer concentration, quality and maturity. We also have an active securities-lending program.


Liquidity and Capital Resources

  Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Historically, our principal cash flow sources have been premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with our various life insurance, annuity, and structured investment products, and to the funding of investments in new products, processes, and technologies. Our product liabilities include the payment of benefits under life insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans.

  John Hancock Financial Services, Inc. is an insurance holding company. The assets of John Hancock Financial Services Inc. consist of the outstanding capital stock of John Hancock Life Insurance Company and a portion of the net proceeds of our initial public offering. The amount of net proceeds retained by John Hancock Financial Services, Inc. was $105.7 million. John Hancock Financial Services, Inc.'s sources of cash are dividends from its subsidiaries and investment returns on the invested net proceeds of the offering retained by it. State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The ability of John Hancock Life Insurance Company, John Hancock Financial Services Inc.'s primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when John Hancock Life Insurance Company can pay shareholder dividends. John Hancock Life Insurance Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law. John Hancock Financial Services, Inc. currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. However, John Hancock Financial Services, Inc. can give no assurance it will declare or pay dividends.

  We maintain investment programs generally intended to provide adequate funds to pay benefits without forced sales of investments. Products having liabilities with longer lives, such as life insurance and certain pension products, are matched with assets having similar estimated lives such as mortgage loans, long-term bonds, and private placement bonds. Shorter-term liabilities are matched with investments such as short and medium-term fixed maturities. In addition, highly liquid, high quality short-term U.S. Treasury securities and other liquid investment grade fixed maturities are held to fund normal operating expenses, surrenders, withdrawals and development and maintenance expenses associated with new products and technologies.

  The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 1999, $25,838.2 million, or 85.4% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. ("S&P") or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,399.8 million of fixed maturity investments were rated non-investment grade.

  We employ an asset/liability management approach tailored to the specific requirements of each of our product lines. Each product line has an investment strategy based on the specific characteristics of the liabilities in the product line. As part of this approach, we develop investment policies and operating guidelines for each portfolio based upon the return objectives, risk tolerance, liquidity, and tax and regulatory requirements of the underlying products and business segments.

  In the fourth quarter of 1999, we exercised our termination rights on all funding agreements containing 30 or 90 day termination provisions which totaled approximately $1.2 billion at September 30, 1999. The cost associated with exercising our right to terminate under these agreements was not material.

  Net cash provided by operating activities was $1,688.3 million, $1,328.9 million, and $1,483.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 compared to 1998 resulted primarily from a decrease in benefits paid to policyholders, partially offset by an increase in purchases of trading securities. The decrease in 1998 as compared to 1997 resulted primarily from an increase in benefits paid to policyholders in 1998 as compared to 1997.

  Net cash used in investing activities was $1,996.9 million, $1,339.1 million and $1,295.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cash used in 1999 as compared to 1998 resulted from net cash paid related to acquisitions and disposals of subsidiaries and a decrease in maturities, prepayments and scheduled redemptions of fixed maturities partially offset by an increase in sales of real estate. The increase in net cash used in 1998 as compared to 1997 resulted primarily from an increase in purchases of fixed maturities, partially offset by fixed maturity securities maturing or being sold.

  Net cash provided by financing activities was $250.1 million, $850.0 million and ($792.4) million, for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in 1999 as compared to 1998 resulted from cash payments made on withdrawals of universal life insurance and investment-type contracts which exceeded cash received from deposits on such contracts by $221.9 million. The increase in 1998 resulted primarily from cash received from deposits on universal life insurance and investment-type contracts that exceeded cash payments made on withdrawals of such contracts by $1,010.7 million.

  Cash flow requirements also are supported by committed lines of credit totaling $1,000.0 million, $500.0 million of which expires on July 29, 2000 and $500.0 million of which expires June 30, 2001. The lines of credit are available for general liquidity needs, capital expansion, and acquisitions. The lines of credit contain covenants that, among other provisions, require maintenance of certain levels of policyholders' equity. To date, we have not borrowed any amounts under the lines of credit.

  As of December 31, 1999, we had $990.7 million of debt outstanding consisting of $380.6 million of commercial paper borrowings, $447.1 million of surplus notes, and $163.0 million of other notes payable.

  A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. We closely evaluate and manage this risk. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:

                                                                        As of December 31,
                                                         -----------------------------------------------
                                                                  1999                     1998
                                                         ---------------------  ------------------------
                                                           Amount         %          Amount         %
                                                         --------       ------     ----------     ------
                                                        (in millions)            (in millions)
Not subject to discretionary withdrawal provisions.....   $19,335.2      70.3%      $15,383.4      62.4%
Subject to discretionary withdrawal adjustment:
   With market value adjustment........................     1,126.3       4.1           792.9       3.2
At contract value......................................     1,540.6       5.6         4,010.7      16.3
Subject to discretionary withdrawal at contract
   value less surrender charge.........................     5,496.5      20.0         4,462.8      18.1
                                                         ----------    ------      ----------     ------
Total annuity reserves and deposit funds liability.....   $27,498.6     100.0%      $24,649.8     100.0%
                                                         ==========    ======      ==========     ======

  Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, there is a substantial percentage of annuity reserves and deposit fund liabilities that are not subject to withdrawal. As a matter of policy, we seek to include provisions limiting withdrawal rights from general account institutional structured investment products. These include GICs and funding agreements sold to plan sponsors where the contract prohibits the contractholder from making withdrawals other than on a scheduled maturity date.

  Individual life insurance policies (other than term life insurance policies) increase in cash values over their lives. Policyholders have the right to borrow from us an amount generally up to the cash value of their policy at any time. As of December 31, 1999, we had approximately $17.7 billion in cash values in which policyholders have rights to policy loans. The majority of cash values eligible for policy loans are at variable interest rates which are reset annually on the policy anniversary. Moreover, a portion of our fixed interest rate policy loans have features that provide for reduced crediting rates on the portion of cash values loaned. The amount of policy loans has remained consistent over the past three years, at approximately $1.9 billion.

  The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all our insurance subsidiaries as of December 31, 1999, were above the ranges that would require regulatory action.

  We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have no significant exposure to uncollectable reinsurance in excess of uncollectable amounts recognized in the Consolidated Financial Statements.

  Given the historical cash flow of our subsidiaries and current financial results, management believes that the cash flow from the operating activities over the next year will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurances in this regard.

Year 2000

  By late 1999, we completed our Year 2000 readiness plan to address issues that could result from computer programs being written using two digits to define the applicable year rather than four to define the applicable year and century. As a result, we were prepared for the transition to the Year 2000 and did not experience any significant Year 2000 problems with respect to our mission critical information technology ("IT") or non-IT systems, applications or infrastructure. During the date rollover to the year 2000, we implemented and monitored our millennium rollover plan and conducted business as usual on Monday, January 3, 2000.

  Since January 3, 2000, our information systems, including our mission critical systems, which in the event of a Year 2000 failure would have the greatest impact on our operations, have functioned properly. In addition, we have not experienced any significant Year 2000 issues related to interactions with our material business partners. We have experienced no disruption in our ability to process claims, update customer accounts, process financial transactions, report accurate data to management or any other business interruptions due to Year 2000 issues. While we continue to monitor our systems, and those of our material business partners, closely to ensure that no unexpected Year 2000 issues develop, we have no reason to expect any such issues.

  The costs of the Year 2000 project consist of internal IT personnel and external costs such as consultants, programmers, replacement software, and hardware. The costs of the Year 2000 project are expensed as incurred. The project is funded partially through a reallocation of resources from discretionary projects. Through December 31, 1999, we have incurred and expensed approximately $20.8 million in related payroll costs for internal IT personnel on the project. The estimated range of remaining IT personnel costs of the project is approximately $0.8 million to $0.9 million. Through December 31, 1999, we incurred and expensed approximately $47.0 million in external costs for the project. The estimated range of remaining external costs of the project is approximately $1.5 to $1.9 million. The total costs of the Year 2000 project, based on management's best estimates, include approximately $21.7 million in internal IT personnel, $14.6 million in the external modification of software, $18.3 million for external solution providers, $9.1 million in replacement costs of non-compliant IT systems and $6.9 million in oversight, test facilities and other expenses. Accordingly, the estimated range of total costs of the Year 2000 project, internal and external, is approximately $70 to $72.5 million. Our total Year 2000 project costs include the estimated impact of external solution providers based on presently available information.

ITEM 7A. Quantitative and Qualitative Information About Market Risk

  Market risk is the risk that we will incur losses due to adverse changes in market rates and prices. Our primary market risk exposures are to changes in interest rates, although we have certain exposures to changes in equity prices and foreign currency exchange rates.

  The active management of market risk is integral to our operations. We may use the following approaches to manage our exposure to market risk within defined tolerance ranges: (1) rebalance our existing asset or liability portfolios; (2) change the character of future investments purchased; or (3) use derivative instruments to modify the market risk characteristics of existing assets or liabilities or assets expected to be purchased.


Interest Rate Risk

  Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and also have interest sensitive liabilities, primarily in our Protection, Asset Gathering, and Guaranteed and Structured Financial Products Segments.

  We seek to earn returns that enhance our ability to offer competitive rates and prices to customers while contributing to attractive and stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are a function of the underlying risks and product profiles of each primary business operation. In addition, we diversify our product portfolio offerings to include products that contain features that will protect us against fluctuations in interest rates. Those features include adjustable crediting rates, policy surrender charges, and market value adjustments on liquidations.

  We manage the interest rate risk inherent in our assets relative to the interest rate risk inherent in our liabilities. One of the measures we use to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. As of December 31, 1999, the difference between the pre-tax asset and liability duration on our duration managed portfolio was approximately 0.2 years. This positive duration gap indicates that the fair value of our assets is somewhat more sensitive to interest rate movements than the fair value of our liabilities. Our objective is to manage this duration gap as closely as possible to 0 years.

  The selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate, parallel increase or decrease does not represent our view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While these fair value measurements provide a representation of interest rate sensitivity, they are based on our portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to new business, management's assessment of changing market conditions and available investment opportunities.

  To calculate duration, we project asset and liability cash flows, and discount them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity, and other specific risks.
Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case.

  Based upon the information and assumptions we use in our duration calculation and in effect as of December 31, 1999, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of our duration managed assets and liabilities by approximately $31.0 million.

  For other products, such as whole life insurance, term life insurance, and single premium deferred annuities, the liability cash flow is less predictable, and a duration-matching strategy is less reliable and manageable. For these products, we manage interest rate risk based on modeling which considers the target average life, maturities, crediting rates, and assumptions of policyholder behavior. As of December 31, 1999, the fair value of assets supporting liabilities managed under this modeling was $26,897.4 million. A rate shock (as defined above) would decrease the fair value of these assets by $973.6 million.

  We also utilize various derivative financial instruments to manage our exposure to fluctuations in interest rates, including interest rate swaps, interest rate futures, interest rate caps, interest rate floors, and interest rate swaptions.

  Interest rate swaps are used primarily to more closely match the interest rate characteristics of assets and liabilities. We use a common variation of interest rate swaps, constant maturity treasury ("CMT") swaps, to hedge our exposure to floating rate, fixed maturity liability contracts. Interest rate futures contracts are used to hedge changes in interest rates subsequent to the issuance of an insurance liability (i.e., GIC) but prior to the purchase of a supporting asset, or during periods of warehousing assets in anticipation of a near term liability sale. We also use interest rate futures to periodically rebalance our duration-managed accounts. We use interest rate caps to hedge embedded caps on floating-rate assets and to manage the risk associated with a sudden rise in interest rates. Similar to interest rate caps, we also use interest rate floors. These contracts are used to hedge a sudden decline in interest rates during the premium contribution "window" on our GICs or to hedge guaranteed minimum crediting rates in certain contracts. Interest rate swaptions are used to hedge premium contribution risk and withdrawal risk associated with fixed liability contracts.

  We also seek to reduce call or prepayment risk arising from changes in interest rates in individual investments. We believe that we can assess credit risk better than interest rate movements. We limit our exposure to investments which are not call protected, which means they are not prepayable without penalty prior to maturity at the option of the issuer, or we require incremental yield to compensate for the risk that the option will be exercised. Examples of investments we limit because of the option risk are residential mortgage-backed securities. We assess option risk in all investments and, when taken, price accordingly.

  Our exposure to credit risk is the risk of loss from a counterparty failing to perform the terms of the contract. We continually monitor our position and the credit ratings of the counterparties to these derivative instruments. To limit exposure associated with counterparty nonperformance on interest rate swap, cap, floor, and swaption agreements, we enter into master netting agreements with our counterparties. We believe the risk of incurring losses due to nonperformance by our counterparties is remote and that such losses, if any, would be immaterial. Futures contracts trade on organized exchanges and, therefore, have no credit risk.

The table below shows the interest rate sensitivity of our interest rate derivatives measured in terms of fair value.
These exposures will change as a result of ongoing portfolio and risk management activities.

                                                   As of December 31, 1999
                         ---------------------------------------------------------------------------
                                                                           Fair Value
                                                             ---------------------------------------
                                    Weighted Average Term
                         Notional         (Years)            -100 Basis      As of       +100 Basis
                          Amount                           Point Change    12/31/99    Point Change
                         --------   ---------------------  -------------   ----------  -------------
                                       (in millions, except for Weighted Average Term)
Interest rate swaps....  $ 9,393.0                   9.8         $ (78.0)     $(18.3)         $ 34.6
CMT swaps..............      648.7                   1.9             2.0         1.9             2.2
Futures contracts (1)..    2,350.0                  (4.8)         (104.7)       31.3            98.6
Interest rate caps.....      359.4                   6.0             2.4         5.8            11.3
Interest rate floors...      125.0                   4.3             0.2         0.1             0.1
Swaptions..............       30.0                  25.4            (2.1)       (3.6)           (4.9)
                         ---------  --------------------   -------------   ---------   -------------
      Totals...........  $12,906.1                   6.7         $(180.2)     $ 17.2          $141.9
                         =========  ====================   =============   =========   =============

__________________________
(1)  Represents the notional value on open contracts as of December 31, 1999.

  As of December 31, 1999, the aggregate fair value of debt was $962.8 million. A 100 basis point, immediate, parallel decrease in interest rates would increase the fair value of debt by approximately $51.2 million.

Equity Risk

  Equity risk is the risk that we will incur economic losses due to adverse changes in a particular common stock. In order to reduce our exposure to market fluctuations on some equity securities, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on equity securities. As of December 31, 1999, the fair value of our equity securities was $1,361.2 million. The fair value of our equity collar agreements as of December 31, 1999 was $53.0 million. A 15% decline in the value of the equity securities including the equity collar agreements would result in an unrealized loss of $184.8 million.

Foreign Currency Risk

  Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises from our international operations and certain foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. We also have fixed income securities that are denominated in foreign currencies; however, we use derivatives to hedge the foreign currency risk of these securities (both interest payments and the final maturity payment). At December 31, 1999, fair value of our foreign currency denominated fixed maturity securities was $300.0 million. We use currency swap agreements of the same currency to hedge the foreign exchange risk related to our investments in securities denominated in foreign currencies. The fair value of our currency swap agreements at December 31, 1999 supporting foreign pay bonds was $(11.6) million.

  We estimate that as of December 31, 1999, a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed including the currency swap agreements would result in no change to the net fair value of our foreign currency denominated instruments identified above. The selection of a 10% immediate unfavorable change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to the Canadian dollar/U.S. dollar.

  The modeling technique we use to calculate our exposure does not take into account correlation among foreign currency exchange rates or correlation among various markets. Our actual experience may differ from the results noted above due to the correlation assumptions utilized or if events occur that were not included in the methodology, such as significant liquidity or market events.

Effects of Inflation

  We do not believe that inflation has had a material effect on our consolidated operations except insofar as inflation may affect interest rates.

ITEM 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and Schedules on page F-1 herein.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK FINANCIAL SERVICES

                        DIRECTORS AND EXECUTIVE OFFICERS


  The following table lists our directors and executive officers, their ages and their positions as of March 24, 2000. Effective February 1, 2000, John Hancock Mutual Life Insurance Company was renamed John Hancock Life Insurance Company and became the direct, wholly-owned subsidiary of John Hancock Financial Services, Inc.

              NAME                  AGE                                 POSITION
---------------------------------  -----  -------------------------------------------------------------
Stephen L. Brown ................     62  Chairman of the Board, Chief Executive Officer and Director
Foster L. Aborn .................     65  Vice Chairman of the Board and Director
David F. D'Alessandro ...........     49  President and Chief Operations Officer and Director
Samuel W. Bodman ................     61  Director
I. MacAllister Booth ............     68  Director
Wayne A. Budd ...................     58  Director
John M. Connors, Jr. ............     57  Director
Robert E. Fast, Esq. ............     64  Director
Dr. Kathleen Foley Feldstein ....     59  Director
Nelson S. Gifford ...............     69  Director
Michael C. Hawley ...............     62  Director
Edward H. Linde .................     58  Director
Judith A. McHale ................     53  Director
Richard F. Syron ................     56  Director
Robert J. Tarr, Jr. .............     56  Director
Kathleen M. Graveline ...........     48  Executive Vice President
Thomas E. Moloney ...............     56  Chief Financial Officer
Richard S. Scipione .............     62  General Counsel

  The following is biographical information for our directors and executive officers:

  STEPHEN L. BROWN is the Chairman of the Board, Chief Executive Officer, a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. Since 1992, he has been Chairman and Chief Executive Officer of John Hancock Mutual Life Insurance Company and a John Hancock Mutual Life Insurance Company director since 1982. Effective June 1, 2000, Mr. Brown will be Chairman of the Board and a director of John Hancock Financial Services, Inc., but will no longer serve as Chief Executive Officer. He is a Fellow, Society of Actuaries, Enrolled Actuary under ERISA, member of American Academy of Actuaries and Chartered Life Underwriter, American College of Chartered Life Underwriters. He is a former director of the Federal Reserve Bank of Boston. On December 7, 1999 Mr. Brown became chairman of The Berkeley Financial Group where he previously served as a director. He is the Chairman of the Executive Committee of the board of directors of John Hancock Financial Services, Inc.

  FOSTER L. ABORN is the Vice Chairman of the Board, a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been Vice Chairman of the Board and Chief Investment Officer of John Hancock Mutual Life Insurance Company since 1992 and a John Hancock Mutual Life Insurance Company director since 1987. He is a director of John Hancock Subsidiaries, Inc., Independence Investment Associates, Inc., and The Berkeley Financial Group. He will retire on June 30, 2000.

  DAVID F. D'ALESSANDRO is the President and Chief Operations Officer, a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been President and Chief Operations Officer of John Hancock Mutual Life Insurance Company since 1998 and a John Hancock Mutual Life Insurance Company director since 1990. Effective June 1, 2000 Mr. D'Alessandro will also become Chief Executive Officer of John Hancock Financial Services, Inc. From 1988 to 1997 he was Senior Executive Vice President. He is Vice Chairman of the Executive Committee of the board of directors of John Hancock Financial Services, Inc., Chairman of John Hancock Variable Life Insurance Company and a director of John Hancock Subsidiaries, Inc. and The Berkeley Financial Group. He is a director of Partners Healthcare Systems, Inc., an integrated healthcare delivery system.

  SAMUEL W. BODMAN is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1992. Mr. Bodman has been Chairman and Chief Executive Officer of Cabot Corporation, a manufacturer of specialty chemicals and materials, since 1987. He is a director of Cabot Corporation, Security Capital Group Incorporated, a global real estate management company, Thermo Electron Corporation, a manufacturer of a broad range of biomedical and other products, and Westvaco Corporation, a paper and paperboard producer. He is Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee and Executive Committee of the board of directors of John Hancock Financial Services, Inc.

  I. MACALLISTER BOOTH is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1992. Mr. Booth is the retired Chairman, President, Chief Executive Officer and a retired director of Polaroid Corporation. He is a director of State Street Bank, ThermoLase Corporation, a manufacturer of personal care products, and Western Digital Corporation, a manufacturer of disk drives. He is a member of the Nominating and Corporate Governance Committee of the board of directors of John Hancock Financial Services, Inc.

  WAYNE A. BUDD is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1998. Mr. Budd has been Senior Vice President and Group President, Bell Atlantic-New England, Bell Atlantic Corporation, since 1996. He is a director of Tosco Corporation, an independent marketer of petroleum products. Prior to 1996, he was a Senior Partner in the law firm of Goodwin, Proctor & Hoar. He is a member of the Audit Committee and Compensation Committee of the board of directors of John Hancock Financial Services, Inc.

  JOHN M. CONNORS, JR. is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1991. Mr. Connors has been the Chairman and Chief Executive Officer of Hill, Holliday, Connors, Cosmopulos, Inc., a full-service advertising agency, since 1968. He is a director of Geerlings & Wade, Inc., a direct marketer of premium wines, Lycos, Inc., an Internet company, and Saucony, Inc., a manufacturer of performance-oriented athletic shoes. Mr. Connors is also the Chairman of the board of directors for Partners Healthcare Systems, Inc., an integrated healthcare delivery system, and a trustee of Boston College. He is a member of the Executive Committee and the Nominating and Corporate Governance Committee of the board of directors of John Hancock Financial Services, Inc.

  ROBERT E. FAST is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1989. Mr. Fast is a Senior Partner in the law firm of Hale and Dorr, where he has been an attorney since 1962.

  DR. KATHLEEN FOLEY FELDSTEIN is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. She has been a John Hancock Mutual Life Insurance Company director since 1993. Dr. Feldstein has been the President of Economics Studies, Inc., a private economic consulting firm, since 1987. She is a director of Bank of America Corporation, BellSouth Corporation, a telecommunications company, Ionics Corporation, a water purification company, and Knight-Ridder

Corporation, a newspaper publishing company. She is a member of the Audit Committee and the Compensation Committee of the board of directors of John Hancock Financial Services, Inc.

  NELSON S. GIFFORD is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1976. Mr. Gifford has been the Principal of Fleetwing Capital, a venture capital investment firm, since 1991. Prior to 1991, he was President, Chief Executive Officer and a director of Dennison Manufacturing Company, a stationery products, systems and packaging company. He is a trustee of NSTAR, a holding company for Massachusetts' utility companies, including Boston Edison Company. He is the Chairman of the Audit Committee and a member of the Executive Committee of the board of directors of John Hancock Financial Services, Inc.

  MICHAEL C. HAWLEY is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1995. Mr. Hawley was elected Chairman and Chief Executive Officer of The Gillette Company in April, 1999. Prior to this election, he had been President and Chief Operating Officer. He is a director of The Gillette Company and Texaco, Inc. He is a member of the Audit Committee and Compensation Committee of the board of directors of John Hancock Financial Services, Inc.

  EDWARD H. LINDE is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1999. Mr. Linde has been President and Chief Executive Officer of Boston Properties, Inc., an owner and developer of office properties, since 1970.

  JUDITH A. MCHALE is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. She has been a John Hancock Mutual Life Insurance Company director since 1999. She has been President and Chief Operating Officer of Discovery Communications, Inc., parent company of cable television's Discovery Channel, since 1995. From 1987 to 1995, she served as Executive Vice President and General Counsel for Discovery Communications, Inc. She is a director of the Potomac Electric Power Company.

  RICHARD F. SYRON is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1985. Mr. Syron is the President and Chief Executive Officer of Thermo Electron Corporation, a manufacturer of a broad range of biomedical and other products. Mr. Syron has served as a director of Thermo Electron Corporation since 1997. From 1994 to 1999, Mr. Syron was the Chairman and Chief Executive Officer of the American Stock Exchange. From 1989 to 1994, he was the President and Chief Executive Officer of the Federal Reserve Bank of Boston. He is a member of the Compensation Committee, the Executive Committee and the Nominating and Corporate Governance Committee of the board of directors of John Hancock Financial Services, Inc.

  ROBERT A. TARR, JR. is a director of John Hancock Financial Services, Inc. and a director of John Hancock Life Insurance Company. He has been a John Hancock Mutual Life Insurance Company director since 1996. Mr. Tarr is Chairman, President and Chief Executive Officer of HomeRuns.com, an Internet-based food retailer. From 1991 to 1997 he was the President, Chief Executive Officer and Chief Operating Officer of Harcourt General, Inc. (formerly General Cinema Corporation) and the Neiman Marcus Group, Inc. He is a director of Barney's New York, Inc., a retailer of men's and women's apparel and accessories, Hannaford Bros. Co., a multi-regional food retailer, Houghton Mifflin Company and Wesco International, Inc., a distributor of electrical products. He is a member of the Audit Committee of the board of directors of John Hancock Financial Services, Inc.

  KATHLEEN M. GRAVELINE is an Executive Vice President of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company. She has been an Executive Vice President of John Hancock Mutual Life Insurance Company since 1999. In 2000 she was elected Chairman of the board of directors of John Hancock Signature Services. From 1996 through 1999, she was Senior Vice President, Retail Sector, of John Hancock Mutual Life Insurance Company.

  THOMAS E. MOLONEY is the Chief Financial Officer of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company. He has been Chief Financial Officer of John Hancock Mutual Life Insurance Company and John Hancock Subsidiaries, Inc. since 1992. He is the Chairman and a director of John Hancock Management Company and John Hancock Reassurance Co., Ltd. He is a director of The Berkeley Financial Group, John Hancock Realty Services Corp., John Hancock Signature Services, John Hancock Subsidiaries, Inc., The Maritime Life Assurance Company and John Hancock Canadian Holdings Limited.

  RICHARD S. SCIPIONE is the General Counsel of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company. He has been General Counsel of John Hancock Mutual Life Insurance Company since 1987. He is a director of Signator Investors, Inc. and The Berkeley Financial Group. He will retire on November 1, 2000.

  Effective April 1, 2000, JOHN M. DECICCIO will become an Executive Vice President of John Hancock Financial Services, Inc. and Chief Investment Officer of John Hancock Life Insurance Company. From 1994 through 2000, he has been Senior Vice President, Investment and Pension Sector, of John Hancock Mutual Life Insurance Company. From 1997 through 2000, he has led the demutualization project for John Hancock Mutual Life Insurance Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  On March 15, 2000, Mr. Gifford filed a Form 4 which reported his purchase of JHF stock on February 25, 2000. This form should have been filed by March 10, but was late due to an administrative error.

ITEM 11. EXECUTIVE COMPENSATION

COMPOSITION OF BOARD AND COMMITTEES

  The business of John Hancock Financial Services, Inc. is managed under the direction of its board of directors. The board of directors currently consists of 15 directors, 12 of whom are independent directors. John Hancock Financial Services, Inc. has established the following standing committees:


COMPENSATION COMMITTEE

  The Compensation Committee of John Hancock Financial Services, Inc. is chosen by the board of directors from those members who are not officers of John Hancock Financial Services, Inc. or its subsidiaries. The Compensation Committee will make recommendations to the board of directors regarding salaries and any supplemental employee compensation of the executive officers and act upon management's recommendations for salary and supplemental employee compensation for all other employees. The Compensation Committee will also act upon management's recommendations which require director action with respect to all employee pension and welfare benefit plans.


THE AUDIT COMMITTEE

  The Audit Committee of John Hancock Financial Services, Inc. is chosen by the board of directors from those members who are not officers of John Hancock Financial Services, Inc. or its subsidiaries. The Audit Committee will recommend to the board of directors the firm of independent certified public accountants to annually audit the books and records. The Audit Committee will review and report on the activities of the independent certified public accountants to the board of directors and review and advise the board of directors as to the adequacy of John Hancock Financial Services, Inc.'s system of internal accounting controls.

OTHER COMMITTEES

  The board of directors may form such other committees of the board of
directors as it deems appropriate.   As of March 24, 2000, other committees of
the board of directors included the Nominating and Corporate Governance Committee and Executive Committee.

COMPENSATION OF DIRECTORS

  The compensation for our directors who are not officers or employees of John Hancock Financial Services, Inc. consists of a $40,000 annual retainer plus a $1,500 attendance fee for each regular or special board meeting attended. These directors are also compensated for participation on committees. In addition, each director has a deferral account that is annually credited with an amount equal to one-half the annual retainer fee and is annually adjusted based on a surplus measurement for John Hancock Life Insurance Company for that year. The balance in the account is generally paid shortly following the end of the director's service on the board of directors subject to certain options available to the director. We do not currently plan to pay additional compensation to directors for also participating on the board of directors of John Hancock Life Insurance Company.

COMPENSATION OF NAMED EXECUTIVE OFFICERS

  The following table describes the compensation paid to our Chief Executive Officer and the four other most highly compensated executive officers for services rendered during the fiscal years ended December 31, 1998 and 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                           ------------
                                                             ANNUAL COMPENSATION             LONG-TERM
                                                           -------------------------         INCENTIVE        ALL OTHER
               NAME AND POSITION                 YEAR         SALARY       BONUS (1)          PLAN (2)     COMPENSATION (3)
---------------------------------------------    ----      -----------     ---------         ---------     ----------------
S.L. Brown                                       1998      $1,000,000      $1,000,000         899,941      $   10,000
 Chairman of the Board and Chief Executive       1999       1,000,000       2,000,000       1,062,475          10,000
 Officer
D.F. D'Alessandro                                1998         600,000         420,000         554,605          10,000
 President and Chief Operations Officer (4)      1999         646,154       1,360,000         660,447          10,000
F.L. Aborn                                       1998         518,000         310,800         503,946          10,000
 Vice Chairman of the Board and Chief            1999         518,000         715,000         581,232          10,000
 Investment Officer
T.E. Moloney                                     1998         412,000         206,000         358,807          10,000
 Chief Financial Officer                         1999         412,000         463,384         425,863          10,000
K.M. Graveline                                   1999         412,000         500,000         206,139          10,000
  Executive Vice President

----------------
(1) The amount in this column represents the annual incentive paid in 1999 and 2000 for the prior performance years of 1998 and 1999.
(2) This column reports long-term incentive awards received or deferred in 1998 and 1999 for prior performance cycles.
(3) The amounts in this column include employer contributions under the Investment Incentive Plan. This payment constitutes the company match on base salary over the ERISA limitations as well as the match on deferred base salary. In 1998, there was a 4% company match on base salary over the 1998 ERISA limitations of $160,000 as well as the 4% match on deferred base salary. In 1999, there was a 4% company match on base salary over the 1999 ERISA limitations of $160,000 as well as the 4% match on deferred base salary. Total company match contributions for 1998 and 1999 are capped at $10,000.
(4) Mr. D'Alessandro's salary increased from $600,000 to $800,000, effective October 11, 1999. Effective June 1, 2000, Mr. D'Alessandro will become Chief Executive Officer (CEO) and his salary will be increased from $800,000 to $1,000,000.


ANNUAL INCENTIVE COMPENSATION PLAN

  Under the Incentive Compensation Plan for Employees (''ICP''), cash awards will be payable to eligible employees upon the achievement of corporate performance objectives established by the Compensation Committee of the board of directors. Such cash awards will be stated as a percentage of the base salary payable to the eligible employee, with the range of targets for executive officers being from 55% to 100% of the officer's base salary. Actual amounts payable will be adjusted up or down for performance at or above targeted levels of performance. Amounts, if any, payable under the ICP are paid during the first quarter of the fiscal year immediately following the performance year. Generally, an eligible employee must be employed on the last day of the fiscal year in order to receive a payment under the ICP in respect of such fiscal year. However, in the event of an executive's death, disability or retirement, a pro-rated amount may be payable in accordance with administrative guidelines established by the Compensation Committee.

  In order to assist our senior officers in meeting the ownership guidelines established by the Compensation Committee, senior officers, other than the executive officers, were permitted to receive matching stock grants if they used a portion of their cash award (either 25% or 50%) to purchase company stock. For those senior officers who made this election, we have provided an additional company stock match equal to 50% of the amount of the cash award used to purchase company stock in the open market. In 2001, we anticipate that program would continue. Beginning in 2002, the company stock match for senior officers who are not executive officers will be 25%. Any shares acquired by reason of the officers' election to purchase shares with his cash award and any shares granted to match these acquired shares are subject to sales restrictions and the match is subject to forfeiture if within three years the individual terminates his employment with the company or an affiliate (other than by retirement, death or disability) or sells the elected company stock. For executive officers, they will be allowed to elect to receive shares in lieu of a portion of their cash awards, beginning with cash awards that become payable in March of 2001. For these executive officers, the 50% match will continue until 2002. Thereafter, the company stock match for executive officers will be 25%. The company stock match will be paid out of the 1999 Long-Term Stock Incentive Plan.

LONG TERM INCENTIVE PLAN

  The executive officers, each senior vice president or vice president and such other senior officers of John Hancock Life Insurance Company, and officers of a subsidiary as may be selected by the committee responsible for administering the plan, are participants of the Long-Term Incentive Plan for Senior Executives (the "LTIP"). The LTIP operates during successive three-year periods (the "Performance Cycle"). At the beginning of the Performance Cycle each participant is awarded a number of Equity Rights determined by dividing his or her Target Award by 100. The Target Award is a percentage of salary established for each participant, with the range of Target Awards for executive officers ranging from 70% to 350%. Under the LTIP, the Compensation Committee of the board of directors establishes corporate performance objectives. If these objectives are achieved at target levels, each of the equity rights is worth $100, but such amount may be adjusted up (to a maximum of $300 per equity right) or down depending on whether the goals have been exceeded or have not been met. For Messrs. Brown, Aborn, D'Alessandro, Moloney and Ms. Graveline, beginning with the 1999 Performance Cycle, equity rights vest in one installment after five years. For most other participants, the equity rights vest in three installments, one-third at the end of the Performance Cycle and one-third on January 1 of each of the following two years. As equity rights vest, cash payments equal to the value of the equity rights will be made to participants unless a participant irrevocably elects to defer the payment until retirement or more than five years from the date of election.

  In the event of a participant's death, all equity rights for completed Performance Cycles which have not previously vested will vest and a pro rata share of the equity rights will vest based on the elapsed portion of any Performance Cycle in progress. In the event of a participant's retirement or disability, all equity rights for completed Performance Cycles which have not previously vested will vest under the normal vesting schedule and a pro rata share of the equity rights will vest based on the elapsed portion of any current Performance Cycle. For all plan participants, including Messrs. Brown and Aborn, beginning with the 1999 Performance Cycle, in the event of normal retirement, all equity rights for completed Performance Cycles which have not previously vested shall vest under the normal vesting schedule and a full share of the equity rights for the current Performance Cycle will vest in one installment following the later of the completion of the Performance Cycle or retirement. Additionally, participants may be entitled to hardship distributions if, in the opinion of the Compensation Committee, the participant has incurred a financial hardship. Participants who terminate employment, other than by retirement, disability or death, shall forfeit all non-vested equity rights.

  In order to assist our senior officers in meeting the ownership guidelines established by the Compensation Committee, senior officers, other than the executive officers, were permitted to receive matching stock grants if they used a portion of their equity rights (either 25% or 50%) to purchase company stock. For those senior officers who made this election, we have provided an additional company stock match equal to 50% of the amount of the equity rights used to purchase company stock in the open market. In 2001, we anticipate that program would continue. Beginning in 2002, the company stock match for senior officers who are not executive officers will be 25%. Any shares acquired by reason of the officers' election to purchase shares with 2000 equity rights and any shares granted to match these acquired shares are subject to sales restrictions and the match is subject to forfeiture if within three years the individual terminates his employment with the company or an affiliate (other than by retirement, death or disability) or sells the elected company stock. For executive officers, they will be allowed to elect to receive shares in lieu of a portion of their equity rights, beginning with equity rights that become payable in March of 2001. For these executive officers, the 50% match will continue until 2002. Thereafter, the company stock match for executive officers will be 25%. The company stock match will be paid out of the 1999 Long-Term Stock Incentive Plan.

  The table immediately below presents the number of equity rights granted to each Named Executive Officer during 1999.

                  LONG-TERM INCENTIVE PLAN TABLE (CYCLE 1999)

                                                           ESTIMATED FUTURE PAYOUTS
                            NUMBER OF       PERFORMANCE    -------------------------
         NAME             EQUITY RIGHTS       PERIOD         TARGET          MAXIMUM
-----------------------   -------------     -----------    ----------        -------
S.L. Brown ............    33,000            99-00-01      $3,300,000      $9,900,000
D.F. D'Alessandro .....    20,000            99-00-01       2,000,000       6,000,000
F.L. Aborn ............    10,360            99-00-01       1,036,000       3,108,000
T.E. Moloney ..........     8,240            99-00-01         824,000       2,472,000
K.M. Graveline ........  * 16,180            99-00-01       1,618,000       4,854,000

* Target equals 6,180 equity rights; additional grant equal to $1,000,000 (balance of retention award) equals 10,000 additional equity rights for a total of 16,180 equity rights.

LONG-TERM STOCK INCENTIVE PLAN

     Under the 1999 Long Term Stock Incentive Plan, (the "Long Term Stock Incentive Plan") a committee responsible for administering the Long Term Stock Incentive Plan (the "Committee"), may from time to time grant eligible employees qualified or nonqualified stock options, and may grant eligible agents and other producers nonqualified stock options, to purchase shares of common stock having an exercise price at least equal to the fair market value of a share of common stock on the effective date of the grant of such stock option. The Committee may also award employees the right to receive shares, a cash equivalent payment, or a combination of both which may be subject to forfeitability contingencies based on continued employment with us or on meeting performance criteria or both (the "Stock Awards"). The Long Term Stock
Incentive Plan further provides that the Committee must consist of two or more members each of whom must be a "non-employee director" within the meaning of Rule 16b-3, as promulgated pursuant to the Exchange Act, and Section 162(m) of the Internal Revenue Code.

     The maximum number of shares of common stock that may be issued under the Long Term Stock Incentive Plan is 5.0% of the total number of shares of common stock that are outstanding following our initial public offering. The shares of common stock underlying any awards which are forfeited, canceled, reacquired by us, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) shall be added back to the shares of common stock available for issuance under the Long Term Stock Incentive Plan. The maximum number of shares that may be granted as Stock Awards shall be 1.0% of total shares outstanding and the maximum number of shares available for use as incentive stock options shall be 4.0% of total shares outstanding. Additionally, the maximum number of shares that may be awarded to any participant shall be 1% of total shares outstanding. If there is a stock split, stock dividend, recapitalization or other relevant change affecting the outstanding shares of common stock, appropriate adjustments will be made in the number and kind of shares available for award under the Long Term Stock Incentive Plan in the future and the number and kind of shares as to which outstanding shares shall be exercisable.

     The Committee may amend the Long Term Stock Incentive Plan, except that no amendment without the approval of our stockholders shall be made which would increase the number of shares available for issuance under the Long Term Stock Incentive Plan or cause the Long Term Stock Incentive Plan not to comply with Rule 16b-3 of the Exchange Act or Section 162(m) of the Code. The Long Term Stock Incentive Plan shall be effective as of the date approved by the board. No awards may be made under the Long Term Stock Incentive Plan after ten years from the date of approval or earlier termination of the Long Term Stock Incentive Plan by the board.

     In the event of a change of control, the Committee may provide for the acceleration of any time period relating to the exercise or realization of the award, provide for the purchase of the award upon the participant's request for an amount of cash or other property that could have been received upon the exercise or realization of the award had the award been currently exercisable or payable, adjust the terms of the award, cause the award to be assumed, or new rights substituted therefor, by another entity, or make such other provisions as the Committee may consider to be equitable and in our best interests. Under the Plan of Reorganization until one year after completion of the offering, we may not award any stock options or stock grants to any of our executive officers or directors.


FEDERAL INCOME TAX ASPECTS

     The following is a brief summary of the Federal income tax consequences of awards under the Long Term Stock Incentive Plan based on the Federal income tax laws in effect on the date hereof. This summary is not intended to be exhaustive and does not describe state or local tax consequences.

     No taxable income is realized by the grantee upon the grant or exercise of an Incentive Stock Option (an "ISO"). If a grantee does not sell the stock received upon the exercise of an ISO ("ISO Shares") for at least two years from the date of grant and one year from the date of exercise, when the ISO Shares are sold any gain or loss realized will be treated as long-term capital gain or loss. In such circumstances, no deduction will be allowed to the grantee's employer for Federal income tax purposes.

     If ISO Shares are disposed of prior to the expiration of the holding periods described above, the grantee generally will realize ordinary income at that time equal to the lesser of the excess of the fair market value of the shares at exercise over the price paid for such ISO Shares or the actual gain on the disposition. We will generally be entitled to deduct any such recognized amount. Any further gain or loss realized by the grantee will be taxed as short-term or long-term capital gain or loss. Subject to certain exceptions for disability or death, if an ISO is exercised more than three months following the termination of the grantee's employment, the ISO will generally be taxed as a nonqualified stock option.

     No income is realized by the grantee at the time a nonqualified stock option is granted. Generally upon exercise of a nonqualified stock option, the grantee will realize ordinary income in an amount equal to the difference between the price paid for the shares and the fair market value of the shares on the date of exercise. We will generally be entitled to a tax deduction in the same amount and at the time as the grantee recognizes ordinary income. Any appreciation or depreciation after the date of exercise will be treated as either short-term or long-term capital gain or loss, depending upon the length of time that the grantee has held the shares.


EMPLOYMENT CONTINUATION AGREEMENTS AND RETENTION ARRANGEMENT

     EMPLOYMENT CONTINUATION AGREEMENTS. We have entered into agreements with certain of our executive officers, including Messrs. Brown, Aborn, D'Alessandro, and Moloney and Ms. Graveline, that provide for each executive's continued employment with us for a period of three years following the occurrence of a change of control. A change of control generally means a merger or other change in corporate structure after which the majority of our board members is no longer on our board or a majority of our shareholders are no longer shareholders. Under these agreements, each eligible executive's terms and conditions of employment, including his rate of base salary, annual bonus opportunity and his title, position, duties and responsibilities, are not to be modified in a manner adverse to the executive following the change of control. If an eligible executive's employment is terminated by us within three years of a change of control without cause, or is terminated by the executive for good reason, we will provide the executive with certain benefits, including severance in an amount equal to three times the sum of the executive's annual base salary and target annual bonus amount. Cause is generally defined as the occurrence of one or more acts of intentional and willful misconduct that has an adverse effect on us. Good reason generally means the occurrence of one or more events that have an adverse effect on the executive's terms and conditions of employment, including a reduction in the executive's base salary or annual bonus opportunity, a material adverse change in the executive's duties and responsibilities, and the relocation of the executive's principal place of employment to a location more than 50 miles away from his prior place of employment. Additionally, if such a termination of employment occurs prior to the fourth calendar year beginning after the first grant of stock options, performance shares or any similar stock based awards made to the executive following an underwritten public offering, the severance amount will also include three times the long term incentive award granted to the executive with respect to most recent performance period commencing prior to the change of control. The severance amounts will also be payable if an executive's employment is terminated after the occurrence of certain enumerated events that are a prelude to a change of control, e.g., the commencement of a tender offer or a proxy contest or the signing of a merger agreement, and a change of control occurs within two years thereafter.

     The agreements also ensure that an executive who receives severance benefits will also receive various benefits and payments otherwise earned by or owing to the executive for his prior service. Such an executive will receive a pro-rated target bonus for the then current year, and pro-rated long term incentive amounts in respect of performance periods then in effect. Except as noted below, each such executive's retirement benefits will be calculated based on the service (but not the age) the executive would have attained or completed had the executive continued in our employ until the earlier of (1) the date the executive attains age 65 or (2) the third anniversary of his termination. In the event he becomes entitled to receive severance benefits under his agreement or if his employment terminates more than three years after a change of control, but under circumstances under which he would have been entitled to severance were the agreement then still in effect, Mr. D'Alessandro will be deemed to have worked until the earliest age at which he could retire and immediately commence receipt of his retirement benefits without actuarial reduction for early commencement. We will also make additional payments to any eligible executive who incurs any excise taxes in respect of the benefits and other payments provided to him under the agreement or otherwise on account of the change of control. The payments will be in an amount such that, after taking into account all applicable Federal, state and local taxes, the executive is able to retain an amount equal to the excise taxes that are imposed without regard to these additional payments.

     RETENTION ARRANGEMENTS. In 1998, we established a special retention program for Mr. D'Alessandro to induce him to remain in our employ for the five calendar years ending December 31, 2002. The retention award was initially valued at two million dollars, or $400,000 per year of service during the retention period. This initial amount was treated as invested in surplus units. The value of these surplus units will be payable to Mr. D'Alessandro if he is still employed at the end of this five-year period. The value of the surplus units will also be paid if Mr. D'Alessandro's employment terminates prior to December 31, 2002 due to his death or disability or in certain circumstances following a change of control.

     Effective beginning in 1998, we established a special retention program for Ms. Graveline to induce her to remain in our employ for the five calendar years ending December 31, 2002. The retention award initially called for a payment of $250,000 on March 31 of each year from 1998 through 2002. In March, 1999, the payments for 1999 through 2002 were replaced with a $1,000,000 award under our Long Term Incentive Plan. If Ms. Graveline voluntarily terminates her employment, or if we terminate her employment for cause, prior to December 31, 2002 she will forfeit the special Long Term Incentive Plan award and be obligated to repay the cash amount paid in 1998.


RETIREMENT PLAN

     The following table shows the estimated annual pension benefits payable to a covered participant at normal retirement age based on the final pay formula contained in our Pension Plan, a qualified defined-benefit plan. The benefits also include any pension amounts provided under our Non-Qualified Pension Plan due to benefit limitations imposed by ERISA.

                               PENSION PLAN TABLE

FINAL AVERAGE                        YEARS OF PLAN PARTICIPATION

      PAY          15            20            25            30            35            40

$  300,000    $   79,056    $  105,408    $  131,760    $  158,112    $  166,020    $  173,916
   350,000        92,556       123,408       154,260       185,112       194,364       203,616
   400,000       106,056       141,408       176,760       212,112       222,720       233,316
   450,000       119,556       159,408       199,260       239,112       251,064       263,016
   500,000       133,056       177,408       221,760       266,112       279,420       292,716
   550,000       146,556       195,408       244,260       293,112       307,764       322,416
   600,000       160,056       213,408       266,760       320,112       336,120       352,116
   650,000       173,556       231,408       289,260       347,112       364,464       381,816
   700,000       187,056       249,408       311,760       374,112       392,820       411,516
   750,000       200,556       267,408       334,260       401,112       421,164       441,216
   800,000       214,056       285,408       356,760       428,112       449,520       470,916
   900,000       241,056       321,408       401,760       482,112       506,220       530,316
 1,000,000       268,056       357,408       446,760       536,112       562,920       589,716
 1,100,000       295,056       393,408       491,760       590,112       619,620       649,116
 1,200,000       322,056       429,408       536,760       644,112       676,320       708,516
 1,300,000       349,056       465,408       581,760       698,112       733,020       767,916
 1,400,000       376,056       501,408       626,760       752,112       789,720       827,316
 1,500,000       403,056       537,408       671,760       806,112       846,420       886,716
 1,600,000       430,056       573,408       716,760       860,112       903,120       946,116
 1,700,000       457,056       609,408       761,760       914,112       959,820     1,005,516
 1,900,000       511,056       681,408       851,760     1,022,112     1,073,220     1,124,316
 2,100,000       565,056       753,408       941,760     1,130,112     1,186,620     1,243,116
 2,300,000       619,056       825,408     1,031,760     1,238,112     1,300,020     1,361,916

     The benefits shown in the above table are payable in the form of a straight life annuity. Benefits payable under the Pension Plan are not subject to offset for Social Security benefits. Compensation taken into account under the Pension Plan is the average monthly compensation paid to a participant during the consecutive 60-month period over the most recent 120-month period that produces the highest average compensation. For this purpose, compensation includes the total of base salary and bonus.

STOCK OWNERSHIP AND LOAN PROGRAM

     We have adopted a mandatory stock ownership program for members of the Policy Committee of John Hancock Life Insurance Company. Pursuant to this stock ownership program, by the fifth anniversary of the date from which Policy Committee members are eligible to purchase common stock of John Hancock Financial Services, Inc., each such person is required to own common stock of John Hancock Financial Services, Inc. in an amount equal to three times base salary. We have extended a variation of this stock ownership program to all senior officers.

     We have implemented a loan program whereby John Hancock Financial Services, Inc. will make loans available to members of the Policy Committee of John Hancock Life Insurance Company, to facilitate their purchase of common stock of John Hancock Financial Services, Inc. pursuant to the stock ownership program. The maximum amount a member of the Policy Committee is entitled to borrow under the loan program is two times his or her base salary. The principal amount of such loans, plus any accrued but unpaid interest is required to be repaid prior to the earlier of (i) the 180th day after the termination of employment or death of such Policy Committee member or (ii) the fifth anniversary of the first date any Policy Committee member was eligible to purchase common stock of John Hancock Financial Services, Inc. Interest on the principal amount of such loans is equal to the London Interbank Offer Rate plus 1.25%, reset every 30 days, and will be paid quarterly. As of March 21, 2000, the following executive officers had loans outstanding under the stock ownership loan program: David
D'Alessandro: $ 1,999,909.68; Kathleen Graveline: $ 500,000; Thomas E. Moloney:
$684,898.73. The initial rate of interest for these loans is 7.12625% through March 31, 2000. The table in Item 12. Security Ownership of Certain Beneficial Owners and Management, immediately below this section, however, reports shares beneficially owned as of the most recent month end, February 29, 2000. As such, the table does not fully include shares purchased by our executive officers during March, 2000, using the stock ownership loan program.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number of shares of common stock beneficially owned by each director and Named Executive Officer, individually, and by all directors and executive officers as a group (in each case as of February 29, 2000). As of that date, all directors and executive officers as a group beneficially owned less than 1% of John Hancock Financial Services, Inc.'s outstanding common stock. The Named Executive Officers refer to those executive officers that John Hancock Financial Services, Inc. is required to identify in the Summary Compensation Table in Item 11 Executive Compensation. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned by such person as set forth opposite that person's name.


                                                                  NUMBER OF SHARES
NAME                                                             BENEFICIALLY OWNED(1)
----                                                             ---------------------
Stephen L. Brown (2)                                                    24,741
Foster L. Aborn (3)                                                     11,533
David F. D'Alessandro (4)                                              105,359
Samuel W. Bodman                                                           486
I. MacAllister Booth                                                        28
Wayne A. Budd (5)                                                          493
John M. Connors, Jr. (6)                                                 1,041
Robert E. Fast, Esq.                                                        87
Dr. Kathleen Foley Feldstein                                                52
Nelson S. Gifford (7)                                                    1,589
Michael C. Hawley                                                            0

                                                                  NUMBER OF SHARES
NAME                                                             BENEFICIALLY OWNED(1)
----                                                             ---------------------
Edward H. Linde                                                            141
Judith A. McHale                                                             0
Richard F. Syron (8)                                                     1,656
Robert J. Tarr, Jr.                                                         31
Kathleen M. Graveline (9)                                                  396
Thomas E. Moloney (10)                                                  23,066
Richard S. Scipione                                                      3,024
All directors and executive officers as a group (18 persons) (11)      173,723

(1)  Based on ownership records as of February 29, 2000
(2) Includes 998 shares owned by Mr. Brown's spouse. Mr. Brown disclaims beneficial ownership of 14,550 shares of 17,342 held in trust.
(3) Includes 92 shares owned by Mr. Aborn's spouse. Mr. Aborn disclaims beneficial ownership of 11,343 shares held in trust.
(4) Mr. D'Alessandro disclaims beneficial ownership of 3,938 shares held in trust.
(5) Includes 34 shares owned by Mr. Budd's spouse. Mr. Budd disclaims beneficial ownership of 425 shares held in trust.
(6) Includes 52 shares owned by Mr. Connor's spouse. Mr. Connor's disclaims beneficial ownership of 989 shares held in trust.
(7) Includes 20 shares owned by Mr. Gifford's spouse. Mr. Gifford disclaims beneficial ownership of the shares held by his spouse. Mr. Gifford disclaims beneficial ownership of 542 shares held in trust.
(8) Includes 1,656 shares owned by Mr. Syron's spouse. Mr. Syron disclaims beneficial ownership of the shares held by his spouse.
(9)  Includes 196 shares owned by Ms. Graveline's spouse.
(10) Includes 47 shares owned by Mr. Moloney's spouse. Mr. Moloney disclaims beneficial ownership of 6,783 shares held in trust.
(11) Includes 40,246 shares of Common Stock for which beneficial ownership is disclaimed by certain executive officers and directors.

     We believe no persons beneficially own more than 5% of our outstanding shares of common stock as of February 29, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Fast is a Senior Partner in the law firm of Hale and Dorr, which we use, among other law firms, for legal services. For a discussion of certain relationships and related transactions, see "Item 11. Executive Compensation - Stock Ownership and Loan Program."

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

     1. CONSOLIDATED FINANCIAL STATEMENTS. See index to Consolidated Financial Statements and Schedules on page F-1 herein.

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See index to Consolidated Financial Statements and Schedules on page F-1 herein.

     3.   EXHIBITS


                                 EXHIBIT INDEX

Exhibit
Number             Description
------             -----------
1.1     Form of Underwriting Agreement**
2.1     Plan of Reorganization**
3.1     Restated Certificate of Incorporation of John Hancock Financial
        Services, Inc.**
3.2     By-laws of John Hancock Financial Services, Inc.**
4.1     Form of certificate for the common stock, par value $0.01 per share, of
        John Hancock Financial Services, Inc. **
10.1    Credit Agreement, dated as of July 30, 1999, among John Hancock Mutual
        Life Insurance Company, John Hancock Capital Corporation, Banks listed therein, BankBoston, N.A., as Administrative Agent, Citicorp USA, Inc.,
        as Syndication Agent, The First National Bank of Chicago, as
        Documentation Agent, and Comerica Bank, The Bank of Nova Scotia, Fleet
        National Bank, Royal Bank of Canada and Wachovia Bank, as Co-Agents**
10.2    Amended and Restated Credit Agreement, dated as of July 19, 1996 by and among John Hancock Mutual Life Insurance Company and John Hancock
        Capital Corporation, Banks named therein and Morgan Guaranty Trust
        Company of New York, as Agent**
10.3    Fiscal Agency Agreement, dated as of February 25, 1994 by and between
        John Hancock Mutual Life Insurance Company, as Issuer, and First
        National Bank of Boston, as Fiscal Agent**
10.4    Reinsurance Agreement, dated as of July 30, 1992 by and between John
        Hancock Mutual Life Insurance Company and Provident Life and Accident
        Insurance Company**
10.5    Reinsurance Agreement, dated as of July 30, 1992 by and between John
        Hancock Mutual Life Insurance Company and Provident Life and Accident
        Insurance Company**
10.6    Coinsurance Agreement, dated as of March 1, 1997 by and between John
        Hancock Mutual Life Insurance Company and UNICARE Life & Health
        Insurance Company**
10.7    Letter of Credit Agreement, dated as of January 2, 1997 by and among
        John Hancock Mutual Life Insurance Company, Banks named therein and
        Morgan Guaranty Trust Company of New York as Issuing Bank and Agent**
10.8    Long-Term Incentive Plan for Senior Executives*
10.9    Form of Employment Continuation Agreement**
10.10   Form of Stockholder Rights Agreement**
10.11   1999 Long-Term Stock Incentive Plan**
10.11.1 First Amendment to the 1999 Long-Term Stock Incentive Plan**
10.12   Incentive Compensation Plan for Employees of John Hancock Financial
        Services, Inc.*
10.13   Form of Stock Ownership Loan Program and form of Note*
21.1    Subsidiaries of John Hancock Financial Services, Inc.*
23.1    Consent of Ernst & Young LLP*
24.1    Powers of Attorney*
27.1    Financial Data Schedule*

Any exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to John Hancock Financial Services, Inc., Investor Relations, John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.

--------
*  Filed herewith
** Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-1
   Registration Statement (file no. 333-87271)

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed since John Hancock Financial Services, Inc.'s S-1 Registration Statement (file no. 333-87271) was filed on January 26, 2000.

Item 8. Financial Statements and Supplementary Data

                     JOHN HANCOCK FINANCIAL SERVICES, INC.
(FORMERLY KNOWN AS JOHN HANCOCK MUTUAL LIFE INSURANCE COMPANY AND SUBSIDIARIES)

                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors................................................   F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1999 and 1998..................   F-3
Consolidated Statements of Income for the Years Ended December 31, 1999,
   1998 and 1997..............................................................   F-5
Consolidated Statements of Changes in Policyholders' Equity for the Years
   Ended December 31, 1999, 1998 and 1997.....................................   F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
   1998 and 1997..............................................................   F-8

Notes to Consolidated Financial Statements....................................  F-10--F-50
Financial Statement Schedules.................................................  F-51--F-53


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
John Hancock Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of John Hancock Financial Services, Inc. (formerly known as John Hancock Mutual Life Insurance Company and subsidiaries) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in policyholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed on pages F-51 through F-53. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Financial Services, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                             /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 3, 2000

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31
                                                                           1999                1998
                                                                         -----------------------------
                                                                            (IN MILLIONS)
ASSETS

Investments - Notes 2 and 3
Fixed maturities:
   Held-to-maturity--at amortized cost
    (fair value: 1999--$13,448.4; 1998--$13,921.7)...................    $13,800.3           $12,978.2
   Available-for-sale--at fair value
    (cost: 1999--$17,267.7; 1998--$14,491.5).........................     17,069.6            15,222.2
Equity securities:
   Available-for-sale--at fair value
   (cost: 1999--$1,088.1; 1998--$756.8)..............................      1,232.1               995.8
   Trading securities--at fair value
   (cost: 1999--$53.8; 1998--$53.0)..................................         84.1                67.9
Mortgage loans on real estate........................................     10,736.4             9,616.1
Real estate..........................................................        548.5             1,483.2
Policy loans.........................................................      1,938.8             1,879.7
Short-term investments...............................................        166.9               279.8
Other invested assets................................................      1,311.1             1,254.6
                                                                         -----------------------------

   Total Investments.................................................     46,887.8            43,777.5

Cash and cash equivalents............................................      1,817.9             1,876.4
Accrued investment income............................................        654.5               537.9
Premiums and accounts receivable.....................................        215.6               227.5
Deferred policy acquisition costs....................................      3,234.9             2,758.7
Reinsurance recoverable - Note 7.....................................      1,872.6             1,634.3
Other assets.........................................................      1,724.8             1,187.8
Separate accounts assets.............................................     28,047.6            24,966.6
                                                                         -----------------------------

   Total Assets......................................................    $84,455.7           $76,966.7
                                                                        ==============================

The accompanying notes are an integral part of these consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                    DECEMBER 31
                                                                              1999                 1998
                                                                           ----------------------------------
                                                                                   (IN MILLIONS)

LIABILITIES AND POLICYHOLDERS' EQUITY

Liabilities
Future policy benefits.................................................     $31,106.2            $27,070.5
Policyholders' funds...................................................      15,562.3             14,671.7
Unearned revenue.......................................................         490.2                373.8
Unpaid claims and claim expense reserves...............................         358.9                886.3
Dividends payable to policyholders.....................................         472.8                432.8
Short-term debt - Note 5...............................................         453.8                427.8
Long-term debt - Note 5................................................         536.9                602.7
Income taxes - Note 4..................................................         159.2                385.1
Other liabilities......................................................       2,383.2              2,168.9
Separate accounts liabilities..........................................      28,047.6             24,966.6
                                                                          --------------------------------

   Total Liabilities...................................................      79,571.1             71,986.2

Minority interest - Note 6.............................................          93.5                 25.3

Commitments and contingencies - Note 9

Policyholders' equity - Notes 11 and 14
Surplus................................................................       4,825.0              4,671.8
Accumulated other comprehensive income.................................         (33.9)               283.4

   Total Policyholders' Equity.........................................       4,791.1              4,955.2
                                                                          --------------------------------

   Total Liabilities and Policyholders' Equity.........................     $84,455.7            $76,966.7
                                                                          ================================

The accompanying notes are an integral part of these consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              YEAR ENDED DECEMBER 31
                                                                        --------------------------------
                                                                            1999       1998       1997
                                                                        --------------------------------
                                                                                  (IN MILLIONS)
REVENUES
  Premiums..............................................................  $2,717.5   $2,197.9   $2,473.6
  Universal life and investment-type product charges....................     703.5      597.0      512.0
  Net investment income - Note 2........................................   3,574.0    3,330.7    3,190.7
  Net realized investment gains, net of related amortization of deferred policy acquisition costs and amounts credited to
    participating pension contractholders ($85.8, $120.3 and
    $60.5, respectively) - Notes 1, 2 and 12...........................     175.1      106.4      157.0
  Investment management revenues, commissions and
    other fees..........................................................     680.9      659.7      554.7
  Other revenue.........................................................       6.5       10.3       58.3
                                                                        --------------------------------
     Total revenues.....................................................   7,857.5    6,902.0    6,946.3

BENEFITS AND EXPENSES
  Benefits to policyholders, excluding amounts related to net realized investment gains credited to participating pension contractholders ($35.3, $79.1, $29.3, respectively) - Notes
    1, 2 and 12........................................................   5,418.4    4,152.0    4,303.1
  Other operating costs and expenses....................................   1,412.3    1,383.0    1,283.7
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment gains ($50.5,
    $41.2 and $31.2, respectively) - Notes 1, 2 and 12..................     166.8      249.7      312.0
  Dividends to policyholders............................................     501.6      473.2      457.8
                                                                        --------------------------------
     Total benefits and expenses........................................   7,499.1    6,257.9    6,356.6
                                                                        --------------------------------

Income before income taxes, extraordinary item and
  cumulative effect of accounting change................................     358.4      644.1      589.7

Income taxes - Note 4...................................................     101.9      183.9      106.4
                                                                        --------------------------------
Income before extraordinary item and cumulative effect of
  accounting change.....................................................     256.5      460.2      483.3

Extraordinary item - demutualization expenses, net of
  tax - Note 1..........................................................     (93.6)     (11.7)         -
Cumulative effect of accounting change, net of
  tax - Note 1..........................................................      (9.7)         -          -
                                                                        --------------------------------

Net income..............................................................  $  153.2   $  448.5   $  483.3
                                                                        ================================

The accompanying notes are an integral part of these consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                             YEAR ENDED
                                                                           DECEMBER 31,1999
                                                                               PRO FORMA
                                                                              (UNAUDITED)
                                                                         --------------------
                                                                         (IN MILLIONS, EXCEPT
                                                                            PER SHARE DATA)
BASIC AND DILUTED EARNINGS PER COMMON SHARE - NOTE 15:

Income before extraordinary item and cumulative
  effect of accounting change.......................................            $  .82

Extraordinary item..................................................              (.30)

Cumulative effect of accounting change..............................              (.03)
                                                                         --------------------

Net income per common share.........................................             $ .49
                                                                         ====================
Share data:
Weighted-average shares used in basic and diluted earnings
   per share calculations...........................................            314.8
                                                                         ====================

The unaudited pro forma information above gives effect to the Reorganization and Initial Public Offering referred to in Notes 1 and 14.

The accompanying notes are an integral part of these consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN POLICYHOLDERS' EQUITY

                                                                            ACCUMULATED OTHER
                                                           SURPLUS         COMPREHENSIVE INCOME          TOTAL
                                                      -----------------------------------------------------------
                                                                              (IN MILLIONS)
Balance at January 1, 1997............................       $3,740.0           $ 352.4                  $4,092.4
                                                                                                    -------------
Comprehensive income:
  Net income..........................................          483.3                                       483.3
  Other comprehensive income, net of tax:
     Net unrealized gains (losses)....................                            131.0                     131.0
     Foreign currency translation adjustment..........                            (28.4)                    (28.4)
     Minimum pension liability........................                             (8.2)                     (8.2)
                                                                                                    -------------
Comprehensive income..................................                                                      577.7
                                                      -----------------------------------------------------------
Balance at December 31, 1997..........................        4,223.3             446.8                   4,670.1
                                                                                                    -------------
Comprehensive income:
  Net income..........................................          448.5                                       448.5
  Other comprehensive income, net of tax:
     Net unrealized gains (losses)....................                           (148.6)                   (148.6)
     Foreign currency translation adjustment..........                             (6.0)                     (6.0)
     Minimum pension liability........................                             (8.8)                     (8.8)
                                                                                                    -------------
Comprehensive income..................................                                                      285.1
                                                      -----------------------------------------------------------
Balance at December 31, 1998..........................        4,671.8             283.4                   4,955.2
                                                                                                    -------------
Comprehensive income:
  Net income..........................................          153.2                                       153.2
  Other comprehensive income, net of tax:
     Net unrealized gains (losses)....................                           (311.3)                   (311.3)
     Foreign currency translation adjustment..........                             16.9                      16.9
     Minimum pension liability........................                            (22.9)                    (22.9)
                                                                                                    -------------
Comprehensive income..................................                                                     (164.1)
                                                      -----------------------------------------------------------
Balance at December 31, 1999..........................       $4,825.0           $ (33.9)                 $4,791.1
                                                      ===========================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31
                                                                                 1999         1998         1997
                                                                            --------------------------------------
                                                                                         (IN MILLIONS)
Cash flows from operating activities:
  Net income................................................................  $    153.2   $    448.5   $    483.3
     Adjustments to reconcile net income to net cash
      provided by operating activities:
           Amortization of discount - fixed maturities......................       (77.9)       (55.6)       (33.9)
           Realized investment gains, net...................................      (175.1)      (106.4)      (157.0)
           Change in deferred policy acquisition costs......................      (317.3)      (206.9)      (154.9)
           Depreciation and amortization....................................        74.3         90.2        122.9
           Net cash flows from trading securities...........................       (16.2)         4.2        (11.6)
           (Increase) decrease in accrued investment income.................      (118.0)        21.3         59.8
           Decrease (increase) in premiums and accounts
             receivable.....................................................        11.8        131.3       (112.4)
           Increase in other assets and other liabilities, net..............      (118.1)      (362.8)      (411.7)
           Increase in policy liabilities and accruals, net.................     2,253.6      1,347.4      1,763.8
           Loss on sale of subsidiaries.....................................        21.3            -            -
           (Decrease) increase in income taxes..............................        (3.3)        17.7       (110.0)
                                                                            --------------------------------------
               Net cash provided by operating activities....................     1,688.3      1,328.9      1,438.3

Cash flows from investing activities:
  Sales of:
    Fixed maturities held-to-maturity.......................................        28.7          8.5         35.0
    Fixed maturities available-for-sale.....................................     9,824.0     21,079.2     13,635.2
    Equity securities available-for-sale....................................       182.7        249.2        661.2
    Real estate.............................................................     1,286.3        640.3        449.0
    Short-term investments and other invested assets........................       764.4        926.3        109.6
  Maturities, prepayments and scheduled redemptions of:
    Fixed maturities held-to-maturity.......................................     1,777.1      2,166.9      2,035.9
    Fixed maturities available-for-sale.....................................     1,880.3      2,162.3      2,571.1
    Short-term investments and other invested assets........................       311.8         79.4        167.4
    Mortgage loans on real estate...........................................     1,509.0      1,849.8      1,426.5
  Purchases of:
    Fixed maturities held-to-maturity.......................................    (2,725.2)    (2,428.5)    (1,886.7)
    Fixed maturities available-for-sale.....................................   (12,728.5)   (24,154.7)   (17,455.6)
    Equity securities available-for-sale....................................      (386.0)      (384.5)      (663.8)
    Real estate.............................................................      (197.2)      (152.0)      (232.7)
    Short-term investments and other invested assets........................      (715.4)    (1,103.0)      (466.3)
    Mortgage loans on real estate issued....................................    (2,414.1)    (2,265.3)    (1,406.8)
    Net cash paid related to sale of subsidiaries...........................      (206.5)           -            -
    Net cash paid for acquisition of subsidiary.............................      (200.4)           -            -
    Other, net..............................................................        12.1        (13.0)      (274.3)
                                                                            --------------------------------------
            Net cash used in investing activities...........................    (1,996.9)    (1,339.1)    (1,295.3)

The accompanying notes are an integral part of these consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                    YEAR ENDED DECEMBER 31
                                                                                 1999        1998        1997
                                                                            -----------------------------------
                                                                                        (IN MILLIONS)
Cash flows from financing activities:
  Universal life and investment-type contract deposits......................  $ 8,365.9   $ 8,214.8   $ 5,778.7
  Universal life and investment-type contract maturities and
     withdrawals............................................................   (8,144.0)   (7,204.1)   (6,447.6)
  Issuance of long-term debt................................................        6.0        77.0        55.4
  Repayment of long-term debt...............................................      (15.5)     (298.1)     (251.9)
  Net (decrease) increase in commercial paper...............................      (30.5)       60.4        73.0
  Proceeds from issuance of preferred stock.................................       68.2           -           -
                                                                            -----------------------------------

      Net cash provided by (used in) financing activities...................      250.1       850.0      (792.4)
                                                                            -----------------------------------

      Net (decrease) increase in cash and cash equivalents..................      (58.5)      839.8      (649.4)

Cash and cash equivalents at beginning of year..............................    1,876.4     1,036.6     1,686.0
                                                                            -----------------------------------

      Cash and cash equivalents at end of year..............................  $ 1,817.9   $ 1,876.4   $ 1,036.6
                                                                            ===================================

The accompanying notes are an integral part of these consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

John Hancock Financial Services, Inc. (the Company), formerly known as John Hancock Mutual Life Insurance Company (the Mutual Company) and Subsidiaries, is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services.

Pursuant to a Plan of Reorganization, effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. Also effective February 1, 2000, the Company completed an initial public offering (IPO). See Note 14--Subsequent Events for more detail on the reorganization and the IPO.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled domestic and foreign subsidiaries. Less than majority-owned entities in which the Company has at least a 20% interest are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

Management determines the appropriate classification of fixed maturity investments at the time of purchase. Fixed maturity investments include bonds, mortgage-backed securities, and redeemable preferred stock and are classified as held-to-maturity or available-for-sale. Bonds and mortgage-backed securities, which the Company has the positive intent and ability to hold to maturity, are classified as held-to-maturity and carried at amortized cost. Fixed maturity investments not classified as held-to-maturity are classified as available-for-sale and are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in policyholders' equity, net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and applicable taxes. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary.

For the mortgage-backed bond portion of the fixed maturity investment portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date, and anticipated future payments and any resulting adjustment is included in net investment income.

Equity securities include common stock and non-redeemable preferred stock. Equity securities that have readily determinable fair values are carried at fair value. For equity securities which the Company has classified as available-for-sale, unrealized gains and losses are reflected in policyholders' equity as described above. Gains and losses, both realized and unrealized, on equity securities classified as trading are included in net investment income.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premium or discount, less allowance for probable losses. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, the loan is deemed to be impaired and a valuation allowance for probable losses is established. The valuation allowance is based on the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or on the collateral value of the loan if the loan is collateral dependent. Any change to the valuation allowance for mortgage loans on real estate is reported as a component of realized investment gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is collateral value. Foreclosed real estate is then recorded at the collateral's fair value at the date of foreclosure, which establishes a new cost basis.

Investment real estate, which the Company has the intent to hold for the production of income, is carried at depreciated cost, using the straight-line method of depreciation, less adjustments for impairments in value. In those cases where it is determined that the carrying amount of investment real estate is not recoverable, an impairment loss is recognized based on the difference between the depreciated cost and fair value of the asset. The Company reports impairment losses as part of realized investment gains (losses).

Real estate to be disposed of is carried at the lower of cost or fair value less costs to sell. Any change to the valuation allowance for real estate to be disposed of is reported as a component of realized investment gains (losses). The Company does not depreciate real estate to be disposed of. During 1998, the Company made a strategic decision to sell the majority of its commercial real estate portfolio. Properties with a carrying value of $979.7 million and $512.0 million were sold in 1999 and 1998, respectively. The remaining properties to be disposed of, which had a carrying value of $83.2 million at December 31, 1999, are expected to be sold in 2000.

Policy loans are carried at unpaid principal balances.

Short-term investments are carried at amortized cost.

Partnership and joint venture interests in which the Company does not have control or a majority ownership interest are recorded using the equity method of accounting and included in other invested assets.

Realized investment gains and losses are determined on the basis of specific identification and are reported net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholder accounts.

Derivative Financial Instruments

The Company uses futures contracts, interest rate swap, cap and floor agreements, swaptions and currency rate swap agreements for other than trading purposes to hedge and manage its exposure to changes in interest rate levels, foreign exchange rate fluctuations and to manage duration mismatch of assets and liabilities. The Company also uses equity collar agreements to reduce its exposure to market fluctuations in certain equity securities.

The Company uses futures contracts principally to hedge risks associated with interest rate fluctuations on sales of guaranteed investment contracts. Futures contracts represent commitments to either purchase or sell securities at a specified future date and at a specified price or yield.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

The Company uses interest rate swap, cap and floor agreements and swaptions for the purpose of converting the interest rate characteristics (fixed or variable) of certain investments to more closely match its liabilities. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. Interest rate cap and floor agreements are contracts with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap or floor interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising and falling interest rates. Swaptions entitle the Company to receive settlement payments from other parties on specified expiration dates, contingent on future interest rates. The amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount.

Currency rate swap agreements are used to manage the Company's exposure to foreign exchange rate fluctuations. Currency rate swap agreements are contracts to exchange the currencies of two different countries at the same rate of exchange at specified future dates.

The Company invests in common stock that is subject to fluctuations from market value changes in stock prices. The Company sometimes seeks to reduce its market exposure to such holdings by entering into equity collar agreements. A collar consists of a call option that limits the Company's potential for gain from appreciation in the stock price as well as a put option that limits the Company's potential for loss from a decline in the stock price.

Futures contracts are carried at fair value and require daily cash settlement. Changes in the fair value of futures contracts that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability.

The net differential to be paid or received on interest rate swap agreements and currency rate swap agreements is accrued and recognized as a component of net investment income. The related amounts due to or from counterparties are included in accrued investment income receivable or payable.

Premiums paid for interest rate cap and floor agreements and swaptions are deferred and amortized to net investment income on a straight-line basis over the term of the agreements. The unamortized premium is included in other assets. Amounts earned on interest rate cap and floor agreements and swaptions are recorded as an adjustment to net investment income. Settlements received on swaptions are deferred and amortized over the life of the hedged assets as an adjustment to yield.

Interest rate swap, cap and floor agreements, swaptions and currency rate swap agreements which hedge instruments designated as available-for-sale are adjusted to fair value with the resulting unrealized gains and losses, net of related taxes, included in policyholders' equity. The net unrealized gain (losses) on derivatives hedging available-for-sale instruments included in policyholders' equity was $86.1 million, ($128.1) million, and ($59.7) million, at December 31, 1999, 1998 and 1997, respectively. The change in net unrealized gain (losses) for derivatives recorded as part of other comprehensive income for the years ended December 31, 1999, 1998 and 1997 was $214.2 million, ($68.4) million and ($31.4) million, respectively. The fair value of those derivatives used to hedge items other than available-for-sale instruments is not recognized in the financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Equity collar agreements are carried at fair value and are included in other invested assets, with the resulting unrealized gains and losses included in realized investment gains (losses).

Hedge accounting is applied after the Company determines that the items to be hedged expose it to interest or price risk, designates these financial instruments as hedges and assesses whether the instruments reduce the hedged risks through the measurement of changes in the value of the instruments and the items being hedged at both inception and throughout the hedge period.

From time to time, futures contracts, interest rate swaps, cap and floor agreements, swaptions and currency rate swap agreements are terminated. If the terminated position was accounted for as a hedge, realized gains or losses are deferred and amortized over the remaining lives of the hedged assets or liabilities. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item or included in income when it is determined that the item is no longer probable of occurring. Changes in the fair value of derivatives no longer effective as hedges are recognized in income from the date the derivative becomes ineffective until their expiration.

Revenue Recognition

Premiums from participating and non-participating traditional life insurance and annuity policies with life contingencies are recognized as income when due.

Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges.

Premiums for contracts with a single premium or a limited number of premium payments, due over a significantly shorter period than the total period over which benefits are provided, are recorded in income when due. The portion of such premium that is not required to provide for all benefits and expenses is deferred and recognized in income in a constant relationship to insurance in force or, for annuities, the amount of expected future benefit payments.

Premiums from long-term care contracts are recognized as income when due. Premiums from group life and health insurance contracts are recognized as income over the period to which the premiums relate in proportion to the amount of insurance protection provided.

Property and casualty insurance premiums are recognized as earned over the terms of the contracts.

Investment advisory, transfer agent, distribution and service fees are recognized as revenues when services are performed. Commissions related to security transactions and related expenses are recognized as income on the trade date. Contingent deferred selling charge commissions are recognized as income in the year received. Selling commissions paid to the selling broker/dealer for sales of mutual funds that do not have a front-end sales charge are deferred and amortized on a straight-line basis over periods not exceeding six years. This is the approximate period of time expected to be benefited and during which fees earned pursuant to Rule 12b-1 distribution plans are received from the funds and contingent deferred sales charges are received from shareholders of the funds.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Future Policy Benefits and Policyholders' Funds

Future policy benefits for participating traditional life insurance policies are based on the net level premium method. This net level premium reserve is calculated using the guaranteed mortality and dividend fund interest rates, which range from 2.5% to 9.5%. The liability for annual dividends represents the accrual of annual dividends earned. Settlement dividends are accrued in proportion to gross margins over the life of the contract.

For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.5% to 9.5% for life insurance liabilities, from 2.0% to 14.2% for individual annuity liabilities and from 2.0% to 12.6% for group annuity liabilities.

Policyholders' funds for universal life and investment-type products, including guaranteed investment contracts and funding agreements, are equal to the policyholder account values before surrender charges. As of December 31, 1999, the Company had approximately $4.1 billion of funding agreements, of which $231.8 million contained no early termination provisions of less than 1 year and $3.8 billion contained no early termination provisions. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policyholders' account balances. Interest crediting rates range from 3.0% to 9.0% for universal life products and from 4.6% to 16.0% for investment-type products.

Future policy benefits for long-term care insurance policies are based on the net level premium method. Assumptions established at policy issue as to mortality, morbidity, persistency, interest and expenses which include a margin for adverse deviation, are based on estimates developed by management. Interest rates used in establishing such liabilities range from 6.0% to 8.5%.

Liabilities for unpaid claims and claim expenses include estimates of payments to be made on reported individual and group life, long-term care, and group accident and health insurance claims and estimates of incurred but not reported claims based on historical claims development patterns.

Estimates of future policy benefit reserves, claim reserves and expenses are reviewed continually and adjusted as necessary; such adjustments are reflected in current earnings. Although considerable variability is inherent in such estimates, management believes that future policy benefit reserves and unpaid claims and claims expense reserves are adequate.

Property and casualty reserves include loss reserve estimates based on claims reported and unreported and estimates of future expenses to be incurred in settlement of the claims provided for in the loss reserves estimates. These liabilities include estimates of future trends in claim severity and frequency and other factors that could vary as the losses are ultimately settled. During 1999, the Company sold the rest of its property and casualty business. At December 31, 1998, certain property and casualty reserves were recorded on a discounted basis, using interest rates from 4.0% to 7.0%, the resulting discounted reserves were $38.8 million, less than the projected ultimate values.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Participating Insurance

Participating business represents approximately 88.1%, 87.7% and 86.8% of the Company's life insurance in force, 98.3%, 98.4% and 98.5% of the number of life insurance policies in force, and 97.4%, 97.3% and 96.8% of life insurance premiums in 1999, 1998 and 1997, respectively.

The portion of earnings allocated to participating pension contractholders that cannot be expected to inure to the Company is excluded from net income and policyholders' equity.

The amount of policyholders' dividends to be paid is approved annually by the Company's Board of Directors. The aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by the Mutual Company.

Deferred Policy Acquisition Costs

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable.
Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges and investment results, and mortality and expense margins.
The effects on the amortization of deferred policy acquisition costs of revisions to estimated gross margins and profits are reflected in earnings in the period such estimated gross margins and profits are revised. For non-participating term life and long-term care life insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.
For property and casualty policies, such costs are being amortized over the contract period. Amortization expense was $217.3 million, $290.9 million and $343.2 million in 1999, 1998 and 1997, respectively.

Amortization of deferred policy acquisition costs is allocated to: (1) realized investment gains and losses for those products that realized gains and losses have a direct impact on the amortization of deferred policy acquisition costs;
(2) unrealized investment gains and losses, net of tax, to provide for the effect on the deferred policy acquisition cost asset that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and
(3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

Realized investment gains and losses related to certain products have a direct impact on the amortization of deferred policy acquisition costs as such gains and losses affect the amount and timing of profit emergence. Accordingly, to the extent that such amortization results from realized gains and losses, management believes that presenting realized investment gains and losses net of related amortization of deferred policy acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid investments with a maturity of three months or less when purchased.

Goodwill

The excess of cost over the fair value of the net assets of businesses acquired was $155.3 million and $69.8 million at December 31, 1999 and 1998, respectively, and is included in other assets in the consolidated balance sheets. Goodwill is amortized on systematic bases over periods not exceeding 40 years, which correspond with the benefits estimated to be derived from the acquisitions. Accumulated amortization was $43.3 million and $34.5 million at December 31, 1999 and 1998, respectively. Amortization expense included in other operating costs and expenses was $9.7 million, $9.1 million and $16.7 million in 1999, 1998 and 1997, respectively. The Company reevaluates the recoverability of recorded goodwill based on the undiscounted cash flows of the related business whenever significant events or changes indicate an impairment may exist. If the undiscounted cash flows do not support the amount recorded, an impairment is recognized by a charge to current operations to reduce the carrying value of the goodwill based on the expected discounted cash flows of the related business.

On October 1, 1999, The Maritime Life Assurance Company (Maritime), an indirect majority owned subsidiary of the Company, completed its purchase of Aetna Canada Holdings Limited (Aetna Canada) for approximately $300 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the purchase price over the estimated fair values recorded as goodwill. The goodwill calculation is preliminary and further refinements might be necessary and are expected to be finalized in 2000.

The following unaudited pro forma summary presents information as if the acquisition of Aetna Canada had occurred at the beginning of the years presented. These pro forma amounts are not necessarily indicative of what the actual combined results of operations would have been if the acquisition occurred effective at the beginning of each year presented:

                                                                 YEAR ENDED DECEMBER 31
                                                           1999                        1998
                                                        --------------------------------------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)

Revenues............................................     $8,217.4                    $7,348.7
Income before extraordinary item and
  cumulative effect of accounting change............        264.2                       474.0
Net income..........................................        160.9                       462.3
Net income per basic and diluted common share.......          .51                         --

For purposes of the unaudited pro forma earnings per share calculation, the weighted average number of shares outstanding during 1999 gives effect to the Company's IPO completed February 1, 2000. See Notes 14 and 15. Unaudited pro forma amounts after giving effect to the other business acquired during 1999 would not have been materially different from the reported amounts for either year.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Separate Accounts

Separate accounts assets and liabilities reported in the accompanying consolidated balance sheets represent funds that are administered and invested by the Company to meet specific investment objectives of the contractholders. Investment income and investment gains and losses generally accrue directly to such contractholders who bear the investment risk, subject in some cases to minimum guaranteed rates. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets are reported at fair value. Deposits, net investment income and realized investment gains and losses of separate accounts are not included in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type product charges.

Reinsurance

The Company utilizes reinsurance agreements to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks and provide additional capacity for growth.

Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis. The accompanying statements of income reflect premiums, benefits and settlement expenses net of reinsurance ceded. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Federal Income Taxes

The provision for federal income taxes includes amounts currently payable or recoverable and deferred income taxes, computed under the liability method, resulting from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. Foreign subsidiaries and U.S. subsidiaries operating outside of the United States are taxed under applicable foreign statutory rates.

Foreign Currency Translation

The assets and liabilities of operations in foreign currencies are translated into United States dollars at current exchange rates. Revenues and expenses are translated at average rates during the year. The resulting net translation adjustments for each year are accumulated and included in policyholders' equity. Gains or losses on foreign currency transactions are reflected in earnings.

Severance

During 1999, the Company initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating portions of its operations. The plan consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

In connection with the restructuring plan, approximately 250 employees have been or will be terminated. These employees are or have been associated with operations in our Boston office and outside the home offices. Estimated employee termination costs of a pretax charge of $26.3 million have been accrued in 1999. Of the total number of employees affected, approximately 125 have been terminated in 1999, having received benefit payments of approximately $5.5 million.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Extraordinary Item

The accompanying consolidated statements of income reflect extraordinary expenses of $93.6 million and $11.7 million (net of tax of $2.6 million and $6.3 million) for the year ended December 31, 1999 and 1998, respectively, relating to costs associated with the Company's demutualization.

Reclassification

Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Accounting Changes

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company in the fourth quarter of 1997 on a retroactive basis. Under SFAS No. 131, business segments are defined on the same basis that the Company is managed versus the product or market approach. Data shown for all periods has been presented to conform to the requirements of SFAS No. 131.

SFAS No. 130, "Reporting Comprehensive Income," issued in June 1997, was adopted by the Company during the fourth quarter of 1997 on a retroactive basis as permitted by SFAS No. 130. SFAS No. 130 requires that selected changes in policyholders' equity be added to net income and reported as comprehensive income. The Company reported this information within the consolidated statements of changes in policyholders' equity and the footnotes to the consolidated financial statements.

SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," was adopted by the Company during the fourth quarter of 1998. SFAS No. 132 does not change the recognition or measurement of pension or postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits. Data shown for all periods has been presented to conform to the requirements of SFAS No. 132.

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is for internal use and when costs incurred for internal use software are to be capitalized. SOP 98-1 was adopted by the Company on January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities." The SOP, which was adopted by the Company on January 1, 1999, requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The adoption of SOP 98-5 resulted in a charge to operations of $9.7 million (net of tax of $5.9 million) and was accounted for as a cumulative effect of an accounting change.

In December 1997, the AICPA issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance for assessments related to insurance activities and requirements for disclosure of certain information. SOP 97-3 was adopted on January 1, 1999. The adoption of SOP 97-3 did not have a material impact on the Company's consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings.

While SFAS No. 133 originally was effective for fiscal years beginning after June 15, 1999, the FASB deferred the effective date of SFAS No. 133 until 2001. The Company plans to adopt SFAS No. 133 effective January 1, 2001 and currently is evaluating the effect that the implementation of SFAS No. 133 will have on its results of operations and financial position. The impact is not known at this time.

SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk under a method referred to as deposit accounting. SOP 98-7 is effective for fiscal years beginning after June 15, 1999. SOP 98-7 is not expected to have a material impact on the Company's consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 2 -- INVESTMENTS

The following information summarizes the components of net investment income and realized investment gains, net:

                                                                            YEAR ENDED DECEMBER 31
                                                                           1999      1998      1997
                                                                       ------------------------------
                                                                                (IN MILLIONS)
NET INVESTMENT INCOME
    Fixed maturities...................................................  $2,500.7  $2,210.2  $2,097.3
    Equity securities..................................................      62.6      18.7      27.8
    Mortgage loans on real estate......................................     831.7     781.2     808.6
    Real estate........................................................     158.4     415.7     430.9
    Policy loans.......................................................     109.8     111.9     107.7
    Short-term investments.............................................      92.6      45.3      71.7
    Other..............................................................     165.3     181.3     144.5
                                                                       ------------------------------
    Gross investment income............................................   3,921.1   3,764.3   3,688.5

       Less investment expenses........................................     347.1     433.6     497.8
                                                                       ------------------------------

       Net investment income...........................................  $3,574.0  $3,330.7  $3,190.7
                                                                       ==============================
NET REALIZED INVESTMENT GAINS (LOSSES), NET OF RELATED
AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS AND
AMOUNTS CREDITED TO PARTICIPATING PENSION
CONTRACTHOLDERS
    Fixed maturities...................................................  $  (34.6) $  110.6  $  101.3
    Equity securities..................................................     113.5     115.2      23.6
    Mortgage loans on real estate and real estate......................     143.5     (15.6)     64.2
    Derivatives and other invested assets..............................      38.5      16.5      28.4
    Amortization adjustment for deferred policy acquisition
        costs..........................................................     (50.5)    (41.2)    (31.2)
    Amounts credited to participating pension contractholders..........     (35.3)    (79.1)    (29.3)
                                                                       ------------------------------
    Net realized investment gains, net of related amortization for deferred policy acquisition costs and amounts
      credited to participating pension contractholders................  $  175.1  $  106.4  $  157.0
                                                                       ==============================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 2 - INVESTMENTS - (CONTINUED)

Gross gains of $192.3 million in 1999, $268.1 million in 1998 and $143.8 million in 1997 and gross losses of $176.9 million in 1999, $92.9 million in 1998 and $35.4 million in 1997 were realized on the sale of available-for-sale securities.

The Company's investments in held-to-maturity securities and available-for-sale securities are summarized below:

                                                                       GROSS             GROSS
                                                   AMORTIZED         UNREALIZED        UNREALIZED           FAIR
                                                      COST             GAINS             LOSSES            VALUE
                                              ------------------------------------------------------------------------
                                                                            (IN MILLIONS)
DECEMBER 31, 1999
HELD-TO-MATURITY:

Corporate securities......................         $12,533.1            $390.3            $680.7         $12,242.7

Mortgage-backed securities................           1,188.4               5.0              68.5           1,124.9

Obligations of states and
  political subdivisions..................              59.7               1.8               4.4              57.1

Debt securities issued by foreign
  governments.............................               5.0               5.0                 -              10.0

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...............              14.1                 -               0.4              13.7
                                              ------------------------------------------------------------------------

   Total..................................         $13,800.3            $402.1            $754.0         $13,448.4
                                              ========================================================================
AVAILABLE-FOR-SALE:

Corporate securities......................         $11,191.5            $304.7            $437.8         $11,057.3

Mortgage-backed securities................           4,190.7              18.8             110.6           4,100.0

Obligations of states and
  political subdivisions..................              68.9               5.0                 -              73.9

Debt securities issued by foreign
  governments.............................           1,525.3              79.2              49.3           1,555.2

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...............             291.3               1.6               9.7             283.2
                                              ------------------------------------------------------------------------

Total fixed maturities....................          17,267.7             409.3             607.4          17,069.6

Equity securities.........................           1,088.1             305.9             161.9           1,232.1
                                              ------------------------------------------------------------------------

   Total..................................         $18,355.8            $715.2            $769.3         $18,301.7
                                              ========================================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 2 -- INVESTMENTS - (CONTINUED)

                                                                   GROSS             GROSS
                                               AMORTIZED         UNREALIZED        UNREALIZED           FAIR
                                                  COST             GAINS             LOSSES            VALUE
                                          ------------------------------------------------------------------------
                                                                        (IN MILLIONS)
DECEMBER 31, 1998
HELD-TO-MATURITY:

Corporate securities......................         $11,617.0          $1,041.2            $150.3         $12,507.9

Mortgage-backed securities................           1,318.1              43.2               0.5           1,360.8

Obligations of states and
  political subdivisions..................              29.4               3.4                 -              32.8

Debt securities issued by foreign
  governments.............................               6.0               6.5                 -              12.5

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...............               7.7                 -                 -               7.7
                                          ------------------------------------------------------------------------

   Total..................................         $12,978.2          $1,094.3            $150.8         $13,921.7
                                          ========================================================================

AVAILABLE-FOR-SALE:

Corporate securities......................         $ 9,358.3          $  734.6            $230.3         $ 9,862.6

Mortgage-backed securities................           4,361.2             156.2               5.4           4,512.0

Obligations of states and
  political subdivisions..................              69.3               7.0                 -              76.3

Debt securities issued by foreign
  governments.............................             387.2              62.4               5.3             444.3

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies...............             315.5              11.6               0.1             327.0
                                          ------------------------------------------------------------------------

Total fixed maturities....................          14,491.5             971.8             241.1          15,222.2

Equity securities.........................             756.8             321.5              82.5             995.8
                                          ------------------------------------------------------------------------

   Total..................................         $15,248.3          $1,293.3            $323.6         $16,218.0
                                          ========================================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 2 -- INVESTMENTS - (CONTINUED)

The amortized cost and fair value of fixed maturities at December 31, 1999, by contractual maturity, are shown below:

                                                                              AMORTIZED              FAIR
                                                                                 COST               VALUE
                                                                        ----------------------------------------
                                                                                      (IN MILLIONS)
Held-to-Maturity:
Due in one year or less.................................................           $   947.3           $   942.3
Due after one year through five years...................................             4,082.7             4,081.6
Due after five years through ten years..................................             3,502.5             3,445.5
Due after ten years.....................................................             4,079.4             3,854.1
                                                                        ----------------------------------------
                                                                                    12,611.9            12,323.5

Mortgage-backed securities..............................................             1,188.4             1,124.9
                                                                        ----------------------------------------

Total...................................................................           $13,800.3           $13,448.4
                                                                        ========================================
Available-for-sale:
Due in one year or less.................................................           $   864.7           $   851.9
Due after one year through five years...................................             2,883.6             2,878.4
Due after five years through ten years..................................             4,413.5             4,331.6
Due after ten years.....................................................             4,915.2             4,907.7
                                                                        ----------------------------------------
                                                                                    13,077.0            12,969.6

Mortgage-backed securities..............................................             4,190.7             4,100.0
                                                                        ----------------------------------------

Total...................................................................           $17,267.7           $17,069.6
                                                                        ========================================


Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

The sale of fixed maturities held-to-maturity relate to certain securities, with amortized cost of $24.3 million, $8.5 million and $98.1 million, for the years ended December 31, 1999, 1998 and 1997, respectively, which were sold as part of the sale of our property and casualty operations in 1999 or specifically due to a significant decline in the issuers' credit quality. The related realized gains (losses), net on the sales were $0.9 million and $(63.1) million in 1999 and 1997, respectively. There were no such gains in 1998.

The change in net unrealized gains (losses) on trading securities that has been included in earnings during 1999, 1998 and 1997 amounted to $15.4 million, ($6.6) million and $5.0 million, respectively.

The Company participates in a securities lending program for the purpose of enhancing income on securities held. At December 31, 1999 and 1998, $278.1 million and $421.5 million, respectively, of the Company's bonds and stocks, at market value, were on loan to various brokers/dealers, but were fully collateralized by cash and U.S. government securities in an account held in trust for the Company. The market value of the loaned securities is monitored on a daily basis, and the Company obtains additional collateral when deemed appropriate.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 2 -- INVESTMENTS - (CONTINUED)

For 1999, 1998 and 1997, investment results passed through to participating pension contractholders as interest credited to policyholders' account balances amounted to $170.8 million, $178.1 million and $168.8 million, respectively.

Mortgage loans on real estate are evaluated periodically as part of the Company's loan review procedures and are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses that exist at the balance sheet date. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Changes in the allowance for probable losses on mortgage loans on real estate and real estate to be disposed of were as follows:

                                                BALANCE AT                                                  BALANCE AT
                                                BEGINNING                                                     END OF
                                                 OF YEAR            ADDITIONS           DEDUCTIONS             YEAR
                                          --------------------------------------------------------------------------------
                                                                            (IN MILLIONS)
Year ended December 31, 1999
 Mortgage loans on real estate............       $111.0              $ 39.3              $ 39.9              $110.4
 Real estate to be disposed of............        112.0                22.5                76.4                58.1
                                          --------------------------------------------------------------------------------
Total.....................................       $223.0              $ 61.8              $116.3              $168.5
                                          ================================================================================

Year ended December 31, 1998
 Mortgage loans on real estate............       $127.3              $ 15.9              $ 32.2              $111.0
 Real estate to be disposed of............         25.5                97.0                10.5               112.0
                                          --------------------------------------------------------------------------------
Total.....................................       $152.8              $112.9              $ 42.7              $223.0
                                          ================================================================================

Year ended December 31, 1997
 Mortgage loans on real estate............       $142.0              $ 19.5              $ 34.2              $127.3
 Real estate to be disposed of............         54.5                 1.5                30.5                25.5
                                          --------------------------------------------------------------------------------
Total.....................................       $196.5              $ 21.0              $ 64.7              $152.8
                                          ================================================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 2 -- INVESTMENTS - (CONTINUED)

At December 31, 1999 and 1998, the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                                                        DECEMBER 31
                                                                                 1999                 1998
                                                                        -----------------------------------------
                                                                                       (IN MILLIONS)
Impaired mortgage loans on real estate with provision for losses........         $147.1               $210.6
Provision for losses....................................................         (43.2)               (38.8)
                                                                        -----------------------------------------
Net impaired mortgage loans on real estate..............................         $103.9               $171.8
                                                                        =========================================

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                                               YEAR ENDED DECEMBER 31
                                                                    1999                1998                1997
                                                           ------------------------------------------------------------
                                                                                   (IN MILLIONS)
Average recorded investment in impaired loans..............         $137.9              $210.8              $293.3
Interest income recognized on impaired loans...............            4.9                 2.7                18.4


The payment terms of mortgage loans on real estate may be restructured or modified from time to time. Generally, the terms of the restructured mortgage loans call for the Company to receive some form or combination of an equity participation in the underlying collateral, excess cash flows or an effective yield at the maturity of the loans sufficient to meet the original terms of the loans.

Restructured commercial mortgage loans aggregated $133.1 million and $241.8 million as of December 31, 1999 and 1998, respectively. The expected gross interest income that would have been recorded had the loans been current in accordance with the original loan agreements and the actual interest income recorded were as follows:

                                                                               YEAR ENDED DECEMBER 31
                                                                    1999                1998                1997
                                                           ------------------------------------------------------------
                                                                                   (IN MILLIONS)
Expected...................................................         $12.0               $23.7               $35.3
Actual.....................................................           7.9                12.6                26.0

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 2 -- INVESTMENTS - (CONTINUED)

At December 31, 1999, the mortgage portfolio was diversified by geographic region and specific collateral property type as displayed below:

                                         CARRYING                   GEOGRAPHIC                  CARRYING
PROPERTY TYPE                             AMOUNT                   CONCENTRATION                 AMOUNT
------------------------------------------------------------------------------------------------------------
                                      (IN MILLIONS)                                           (IN MILLIONS)
Apartments.......................   $ 2,507.8            East North Central...............    $ 1,116.1
Hotels...........................       428.5            East South Central...............        300.8
Industrial.......................     1,015.8            Middle Atlantic..................      1,692.8
Office buildings.................     2,586.7            Mountain.........................        358.0
Retail...........................     1,862.8            New England......................        902.8
1-4 Family.......................        80.7            Pacific..........................      2,148.3
Mixed Use........................       141.3            South Atlantic...................      1,944.9
Agricultural.....................     1,921.3            West North Central...............        380.2
Other............................       301.9            West South Central...............        765.2
                                                         Canada/Other.....................      1,237.7
Allowance for losses.............      (110.4)           Allowance for losses.............       (110.4)
                                 --------------------                                      ------------------

Total............................   $10,736.4            Total............................    $10,736.4
                                 ====================                                      ==================

Mortgage loans with outstanding principal balances of $51.2 million, bonds with amortized cost of $59.5 million and real estate with a carrying value of $14.7 million were non-income producing for the year ended December 31, 1999.

Depreciation expense on investment real estate was $8.1 million, $41.7 million and $73.1 million in 1999, 1998 and 1997, respectively. Accumulated depreciation was $60.5 million and $189.4 million at December 31, 1999 and 1998, respectively.

Investments in unconsolidated joint ventures and partnerships accounted for by using the equity method of accounting totaled $201.7 million and $286.0 million at December 31, 1999 and 1998, respectively. Total combined assets of these joint ventures and partnerships were $1,134.2 million and $1,819.9 million (consisting primarily of investments), and total combined liabilities were $267.1 million and $774.5 million (including $133.2 million and $349.2 million of non-recourse notes payable to banks) at December 31, 1999 and 1998, respectively. Total combined revenues and expenses of such joint ventures and partnerships were $346.7 million and $145.2 million, respectively, resulting in $201.5 million of total combined income from operations before income taxes in 1999. Total combined revenues of such joint ventures and partnerships were $1,435.6 million and $1,524.1 million, and total combined expenses were $1,128.0 million and $1,275.5 million, respectively, resulting in $307.6 million and $248.6 million of total combined income from operations before income taxes in 1998 and 1997, respectively. Net investment income on investments accounted for on the equity method totaled $65.1 million, $70.0 million and $54.6 million in 1999, 1998 and 1997, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 3 -- DERIVATIVES

The notional amounts, carrying values and estimated fair values of the Company's derivative instruments are as follows:

                                                                          ASSETS (LIABILITIES)
                                          NUMBER OF CONTRACTS/  ----------------------------------------
                                            NOTIONAL AMOUNTS            1999                 1998
                                       -----------------------------------------------------------------
                                                                 CARRYING     FAIR    CARRYING     FAIR
                                            1999        1998       VALUE     VALUE      VALUE     VALUE
                                       -----------------------------------------------------------------
                                                                  (IN MILLIONS)
ASSET HEDGES:
  Futures contracts to sell
  securities...........................     19,288      12,477      $32.2   $  32.2    $  (3.7)  $  (3.7)
  Interest rate swap agreements
     Notional..........................   $5,824.0    $5,485.0       82.9      94.7     (127.4)   (411.0)
     Average fixed rate-paid...........       6.91%       6.74%         -         -          -         -
     Average float rate-received.......       6.06%       5.07%         -         -          -         -
  Interest rate cap agreements.........   $   80.0    $   80.0        0.2       0.2        0.4       0.4
  Interest rate swaption
  agreements...........................       30.0        30.0       (3.6)     (3.6)      (1.9)     (1.9)
  Currency rate swap
  agreements...........................      541.0       439.5        9.1       9.1      (19.5)    (19.5)
  Equity collar agreements.............          -           -       53.0      53.0       28.6      28.6
LIABILITY HEDGES:
  Futures contracts to acquire
  securities...........................      4,075       1,470       (0.9)     (0.9)      (0.3)     (0.3)
  Interest rate swap agreements
     Notional..........................   $3,780.0    $2,483.3          -    (113.0)         -     235.9
     Average fixed rate-received.......       6.97%       6.42%         -         -          -         -
     Average float rate-paid...........       6.06%       5.07%         -         -          -         -
  Interest rate swaps (receive CMT
    rate)..............................   $  648.7    $  609.7          -       1.9          -      (0.2)
  Interest rate cap agreements.........      279.4       129.4        5.6       5.6        3.2       3.2
  Interest rate floor agreements.......      125.0       125.0        0.1       0.1        0.7       0.7
  Currency rate swap
   agreements..........................    5,470.2     2,597.4          -     (57.4)         -      21.8

Financial futures contracts are used principally to hedge risks associated with interest rate fluctuations on sales of guaranteed investment contracts. The Company is subject to the risks associated with changes in the value of the underlying securities; however, such changes in value generally are offset by opposite changes in the value of the hedged items. The contracts or notional amounts of the contracts represent the extent of the Company's involvement but not the future cash requirements, as the Company intends to close the open positions prior to settlement. The futures contracts expire in March 2000.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 3 -- DERIVATIVES - (CONTINUED)

The interest rate swap agreements expire in 2000 to 2029. The interest rate cap agreements expire in 2000 to 2008 and interest rate floor agreements expire in 2003. Interest rate swaption agreements expire in 2025. The currency rate swap agreements expire in 2000 to 2021. The equity collar agreements expire in 2003.

Fair values for futures contracts are based on quoted market prices. Fair values for interest rate swap, cap and floor agreements, swaptions, and currency swap agreements and equity collar agreements are based on current settlement values. The current settlement values are based on quoted market prices, which utilize pricing models or formulas using current assumptions.

The Company's exposure to credit risk is the risk of loss from a counterparty failing to perform to the terms of the contract. The Company continually monitors its position and the credit ratings of the counterparties to these derivative instruments. To limit exposure associated with counterparty nonperformance on interest rate and currency swap agreements, the Company enters into master netting agreements with its counterparties. The Company believes the risk of incurring losses due to nonperformance by its counterparties is remote and that such losses, if any, would be immaterial. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk.

NOTE 4 -- INCOME TAXES

Four of the Company's domestic life insurance companies (John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company and Investors Guaranty Life Insurance Company) file consolidated federal income tax returns with the Company's non-life insurance company subsidiaries (John Hancock Subsidiaries, Inc. and John Hancock International Holdings, Inc.).

In addition to taxes on operations, mutual life insurance companies are charged an equity base tax. The equity base tax is determined by application of an industry based earnings rate to the Mutual Company's average equity base, as defined by the Internal Revenue Code. The industry earnings rate is determined by the Internal Revenue Service (IRS) and is not finalized until the subsequent year. The Mutual Company estimates income taxes based on estimated industry earnings rates and revises these estimates up or down when the earnings rates are finalized and published by the IRS.

Income before income taxes, extraordinary item and cumulative effect of accounting change includes the following:

                                                                                YEAR ENDED DECEMBER 31
                                                                       1999              1998              1997
                                                               ------------------------------------------------------
                                                                                    (IN MILLIONS)
Domestic.......................................................      $310.2            $611.9            $566.8
Foreign........................................................        48.2              32.2              22.9
                                                               ------------------------------------------------------
Income before income taxes, extraordinary item and
  cumulative effect of accounting change.......................      $358.4            $644.1            $589.7
                                                               ======================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 4 -- INCOME TAXES - (CONTINUED)

The components of income taxes were as follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                        1999                 1998                 1997
                                                               --------------------------------------------------------------
                                                                                        (IN MILLIONS)
Current taxes:
 Federal.......................................................        $(58.0)              $234.9               $144.2
 Foreign.......................................................           2.6                  1.9                  9.5
 State.........................................................           5.8                  6.3                  7.3
                                                               --------------------------------------------------------------

                                                                        (49.6)               243.1                161.0
Deferred taxes:
 Federal.......................................................         137.2                (66.0)               (45.6)
 Foreign.......................................................          15.4                  7.7                 (1.9)
 State.........................................................          (1.1)                (0.9)                (7.1)
                                                               --------------------------------------------------------------
                                                                        151.5                (59.2)               (54.6)
                                                               --------------------------------------------------------------
Total income taxes.............................................        $101.9               $183.9               $106.4
                                                               ==============================================================

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                        1999                 1998                 1997
                                                               --------------------------------------------------------------
                                                                                        (IN MILLIONS)
Tax at 35%.....................................................         $125.4               $225.4               $206.4
Add (deduct):
     Equity base tax...........................................           22.2                (19.9)               (25.3)
     Prior year taxes..........................................            2.1                  5.8                  9.0
     Tax credits...............................................          (12.9)               (13.0)               (20.0)
     Foreign taxes.............................................            1.0                  2.5                  4.5
     Tax exempt investment income..............................          (19.4)               (24.4)               (18.5)
     Non-taxable gain on sale of subsidiary....................          (15.4)                   -                    -
    Use of loss carryforwards..................................              -                    -                (51.0)
     Other.....................................................           (1.1)                 7.5                  1.3
                                                               --------------------------------------------------------------

        Total income taxes.....................................        $101.9               $183.9               $106.4
                                                               ==============================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 4 -- INCOME TAXES - (CONTINUED)

The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                                         DECEMBER 31
                                                                                 1999                  1998
                                                                        ------------------------------------------
                                                                                       (IN MILLIONS)
Deferred tax assets:
     Policy reserve adjustments.........................................       $  803.1             $  673.7
     Other postretirement benefits......................................          151.1                151.2
     Investment valuation reserves......................................          119.7                175.8
     Dividends payable to policyholders.................................          129.0                132.9
     Unearned premium...................................................           58.3                 49.1
     Loss on sale of foreign subsidiary.................................              -                 68.0
     Interest...........................................................           38.3                 37.8
     Other..............................................................           68.1                 79.8
                                                                        ------------------------------------------
         Total deferred tax assets......................................        1,367.6              1,368.3
     Valuation allowance................................................              -                (17.0)
                                                                        ------------------------------------------

         Net deferred tax assets........................................        1,367.6              1,351.3
                                                                        ------------------------------------------
Deferred tax liabilities:
     Deferred policy acquisition costs..................................          805.1                684.6
     Depreciation.......................................................          232.1                268.4
     Basis in partnerships..............................................          159.2                142.0
     Market discount on bonds...........................................           59.2                 48.7
     Pension plan expense...............................................           82.5                 60.6
     Capitalized charges related to mutual funds........................           71.8                 98.4
     Unrealized gains...................................................           32.3                204.2
                                                                        ------------------------------------------
         Total deferred tax liabilities.................................        1,442.2              1,506.9
                                                                        ------------------------------------------

         Net deferred tax liabilities...................................       $   74.6             $  155.6
                                                                        ==========================================

The Company made income tax payments of $86.7 million, $163.3 million and $223.1 million in 1999, 1998 and 1997, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 5 -- DEBT AND LINE OF CREDIT

Short-term and long-term debt consists of the following:

                                                                                          DECEMBER 31
                                                                                    1999               1998
                                                                            -------------------------------------
                                                                                         (IN MILLIONS)
Short-term debt:
 Commercial paper...........................................................      $380.6           $  411.1
 Current maturities of long-term debt.......................................        73.2               16.7
                                                                            -------------------------------------
Total short-term debt.......................................................       453.8              427.8
                                                                            -------------------------------------
Long-term debt:
 Surplus notes, 7.38% maturing in 2024......................................       447.1              446.9
 Notes payable, interest ranging from 5.43% to 9.60%, due in varying
  amounts to 2004...........................................................       163.0              172.5

                                                                            -------------------------------------

Total long-term debt........................................................       610.1              619.4

Less current maturities.....................................................       (73.2)             (16.7)
                                                                            -------------------------------------

Long-term debt..............................................................       536.9              602.7
                                                                            -------------------------------------

    Total debt..............................................................      $990.7           $1,030.5
                                                                            =====================================

The Company issues commercial paper primarily to take advantage of current investment opportunities, balance operating cash flows and existing commitments and meet working capital needs. The weighted average interest rate for outstanding commercial paper at December 31, 1999 and 1998 was 6.28% and 5.22%, respectively. The weighted average life for outstanding commercial paper at December 31, 1999 and 1998 was approximately 11 days and 14 days, respectively. Commercial paper borrowing arrangements are supported by a syndicated line of credit.

The issuance of surplus notes was approved by the Commonwealth of Massachusetts Division of Insurance, and any payments of interest or principal on the surplus notes requires the prior approval of the Commissioner of the Commonwealth of Massachusetts Division of Insurance.

At December 31, 1999, the Company had two syndicated lines of credit with a group of banks totaling $1.0 billion, $500.0 million of which expires on July 29, 2000 and $500.0 million of which expires on June 30, 2001. The banks will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with each line of credit agreement. Under the terms of the agreements, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 1999. At December 31, 1999, the Company had no outstanding borrowings under either agreement.

Aggregate maturities of long-term debt are as follows: 2000--$73.2 million; 2001--$23.0 million; 2002--$38.0 million; 2003--$22.9 million; 2004--$5.9 million and thereafter--$447.1 million.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 5 -- DEBT AND LINE OF CREDIT - (CONTINUED)

Interest expense on debt, included in other operating costs and expenses, was $70.1 million, $76.7 million and $76.9 million in 1999, 1998 and 1997, respectively. Interest paid amounted to $70.1 million in 1999, $76.7 million in 1998 and $76.9 million in 1997.

NOTE 6 -- MINORITY INTEREST

Minority interest relates to preferred stock issued by The Maritime Life Assurance Company (Maritime), an indirect majority owned subsidiary of the Company. For financial reporting purposes, the assets, the liabilities, and earnings of Maritime are consolidated in the Company's financial statements.

In 1986, Maritime issued $25.3 million of series A Cumulative Redeemable Preferred Stock (Preferred Stock). Dividends on the Preferred Stock are payable quarterly at 18% of the average of two prime rates of two specified Canadian banks. The Preferred Stock is nonvoting and redeemable at Maritime's sole option at a price of 25 Canadian dollars per share.

On November 19, 1999, Maritime issued $68.2 million of Non-Cumulative Redeemable Second Preferred Shares, Series 1 (Series 1 Preferred Shares) at a price of 25 Canadian dollars per share. Dividends on the Series 1 Preferred Shares are payable quarterly, through December 31, 2004, at a rate of 0.38125 Canadian dollars per share. Commencing on January 1, 2005 the Series 1 Preferred Shares dividends will be calculated by applying 25 Canadian dollars to the greater of one quarter of 90% of prime rate and 5.85%. The Series 1 Preferred Shares are nonvoting and redeemable at Maritime's sole option any time after December 31, 2004 at a price of 25.50 Canadian dollars plus all declared and unpaid dividends. In addition, shareholders as of December 31, 2004 have the option to convert their Series 1 Preferred Shares to Non-Cumulative Redeemable Second Preferred Shares, Series 2 (Series 2 Preferred Shares). The Series 2 Preferred Shares will have a dividend rate of not less than 95% of the yield of certain bonds of the Government of Canada.

The investors' preferred stock interests have been reported as Minority Interest on the consolidated balance sheets.

NOTE 7 -- REINSURANCE

The effect of reinsurance on premiums written and earned was as follows:

                                                1999                   1998                  1997
                                              PREMIUMS               PREMIUMS              PREMIUMS
                                       ----------------------  --------------------  --------------------
                                        WRITTEN      EARNED     WRITTEN    EARNED     WRITTEN    EARNED
                                     -------------------------------------------------------------------
                                                                 (IN MILLIONS)
Life, Health and Annuity:
  Direct.............................  $ 3,437.1   $ 3,435.2   $2,830.4   $2,828.4   $2,931.6   $2,929.8
  Assumed............................      312.5       312.5      351.9      351.9      417.1      417.1
  Ceded..............................   (1,030.5)   (1,030.5)    (982.5)    (982.4)    (874.0)    (874.0)
                                     -------------------------------------------------------------------
     Net life, health and
     annuity premiums................    2,719.1     2,717.2    2,199.8    2,197.9    2,474.7    2,472.9
                                     -------------------------------------------------------------------

Property and Casualty:
  Direct.............................          -           -        0.4        7.1       37.5       65.0
  Assumed............................        0.3         0.3          -        1.9        6.2        6.2
  Ceded..............................          -           -       (0.4)      (9.0)     (43.0)     (70.5)
                                     -------------------------------------------------------------------
     Net property and
     casualty premiums...............        0.3         0.3          -          -        0.7        0.7
                                     -------------------------------------------------------------------


     Net premiums....................  $ 2,719.4   $ 2,717.5   $2,199.8   $2,197.9   $2,475.4   $2,473.6
                                     ===================================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 7 -- REINSURANCE - (CONTINUED)

For the years ended December 31, 1999, 1998 and 1997, benefits to policyholders under life, health and annuity ceded reinsurance contracts were $556.3 million, $810.8 million and $800.4 million, respectively.

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly-owned subsidiaries of the Company. The Company retained its group long-term care operations. Assets equal to liabilities of approximately $686.7 million at February 28, 1997 were transferred to UNICARE in connection with the sale. Income from operations in 1997 was not significant. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement.

The Company has secured a $397.0 million letter of credit facility with a group of banks. The banks have agreed to issue a letter of credit to the Company pursuant to which the Company may draw up to $397.0 million for any claims not satisfied by UNICARE under the coinsurance agreement after the Company has incurred the first $113.0 million of losses from such claims. The amount available pursuant to the letter of credit agreement and any letter of credit issued thereunder automatically will be reduced on a scheduled basis consistent with the anticipated runoff of liabilities related to the business reinsured under the coinsurance agreement. The letter of credit and any letter of credit issued thereunder are scheduled to expire on March 1, 2002. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of December 31, 1999, would not be material.

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of the reinsurers to honor their obligations could result in losses to the Company; consequently, estimates are established for amounts deemed or estimated to be uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar characteristics of the reinsurers.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 8 -- PENSION BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company provides pension benefits to substantially all employees and general agency personnel. These benefits are provided through both qualified defined benefit and defined contribution pension plans. In addition, through nonqualified plans, the Company provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. Pension benefits under the defined benefit plans are based on years of service and average compensation generally during the five years prior to retirement. Benefits related to the Company's defined benefit pension plans paid to employees and retirees covered by annuity contracts issued by the Company amounted to $97.6 million in 1999, $92.6 million in 1998 and $89.7 million in 1997. Plan assets consist principally of listed equity securities, corporate obligations and U.S. government securities.

The Company's funding policy for qualified defined benefit plans is to contribute annually an amount in excess of the minimum annual contribution required under the Employee Retirement Income Security Act (ERISA). This amount is limited by the maximum amount that can be deducted for federal income tax purposes. Because the qualified defined benefit plans are overfunded, no amounts were contributed to these plans in 1999 or 1998. The funding policy for nonqualified defined benefit plans is to contribute the amount of the benefit payments made during the year. The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plans, which are underfunded, for which accumulated benefit obligations are in excess of plan assets were $257.4 million, and $239.3 million, respectively, at December 31, 1999, and $221.3 million and $194.8 million, respectively, at December 31, 1998. Non-qualified plan assets, at fair value, were $1.0 million and $1.2 million at December 31,1999 and 1998, respectively.

Defined contribution plans include The Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $9.4 million, $8.1 million, and $6.2 million in 1999, 1998 and 1997, respectively.

In addition to the Company's defined benefit pension plans, the Company has employee welfare plans for medical, dental, and life insurance covering most of its retired employees and general agency personnel. Substantially all employees may become eligible for these benefits if they reach retirement age while employed by the Company. The postretirement health care and dental coverages are contributory based on service for post January 1, 1992 non-union retirees.
A small portion of pre-January 1, 1992 non-union retirees also contribute. The applicable contributions are based on service.

The Company's policy is to fund postretirement benefits in amounts at or below the annual tax qualified limits. As of December 31, 1999 and 1998, plan assets related to non-union employees were comprised of an irrevocable health insurance contract to provide future health benefits to retirees. Plan assets related to union employees were comprised of approximately 70% equity securities and 30% fixed income investments.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 8 -- PENSION BENEFIT PLANS AND
          OTHER POSTRETIREMENT BENEFIT PLANS - (CONTINUED)

The changes in benefit obligation and plan assets related to the Company's qualified and nonqualified benefit plans are summarized as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                         PENSION BENEFITS    OTHER POSTRETIREMENT BENEFITS
                                                     -------------------------------------------------------
                                                         1999        1998          1999            1998
                                                     -------------------------------------------------------
                                                                           (IN MILLIONS)
Change in benefit obligation:
   Benefit obligation at beginning of year...........  $1,839.8    $1,734.5      $ 441.1          $ 452.7
   Service cost......................................      35.7        34.6          7.5              7.1
   Interest cost.....................................     121.2       117.5         28.7             29.1
   Amendments........................................      19.9           -            -                -
   Actuarial loss (gain).............................      32.6        55.5         (4.7)           (19.2)
   Translation loss (gain)...........................       2.1        (2.1)           -                -
   Benefits paid.....................................    (115.1)     (100.2)       (29.4)           (28.6)
   Acquisition of subsidiary.........................      44.6           -            -                -
   Curtailment.......................................     (13.2)          -            -                -
                                                     -------------------------------------------------------
   Benefit obligation at end of year.................   1,967.6     1,839.8        443.2            441.1
                                                     -------------------------------------------------------
Change in plan assets:
   Fair value of plan assets at beginning
     of year.........................................   2,251.1     2,044.6        215.2            172.7
   Actual return on plan assets......................     281.5       298.5         17.7             39.9
   Employer contribution.............................      11.5        11.5            -              2.6
   Benefits paid.....................................    (108.4)     (100.2)           -                -
   Translation gain (loss)...........................       3.5        (3.3)           -                -
   Acquisition of subsidiary.........................      50.2           -            -                -
   Curtailment.......................................     (12.9)          -            -                -
                                                     -------------------------------------------------------
   Fair value of plan assets at end of year..........   2,476.5     2,251.1        232.9            215.2
                                                     -------------------------------------------------------

Funded status........................................     508.9       411.3       (210.3)          (225.9)
Unrecognized actuarial gain..........................    (366.0)     (301.6)      (182.8)          (187.2)
Unrecognized prior service cost......................      39.1        23.1         (1.6)            (1.8)
Unrecognized net transition asset....................     (11.8)      (23.9)           -                -
                                                     -------------------------------------------------------
Prepaid (accrued) benefit cost, net..................  $  170.2    $  108.9      $(394.7)         $(414.9)
                                                     =======================================================

Amounts recognized in balance sheet
  consist of:
      Prepaid benefit cost...........................  $  299.4    $  229.6
      Accrued benefit liability......................    (238.9)     (193.6)
      Intangible asset...............................       7.9         8.3
      Accumulated other comprehensive
        income.......................................     101.8        64.6
                                                     ----------------------
Prepaid benefit cost, net............................  $  170.2    $  108.9
                                                     ======================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 8 -- PENSION BENEFITS PLANS AND OTHER POSTRETIREMENT BENEFIT PLANS - (CONTINUED)

The assumptions used in accounting for the Company's qualified and nonqualified benefit plans were as follows:

                                                                            YEAR ENDED DECEMBER 31
                                                              PENSION BENEFITS         OTHER POSTRETIREMENT BENEFITS
                                                      ---------------------------------------------------------------
                                                            1999           1998           1999             1998
                                                      ---------------------------------------------------------------
                                                                                (IN MILLIONS)
Discount rate.........................................      7.0%           6.8%           7.0%              6.8%
Expected return on plan assets........................      8.5%           8.5%           8.5%              8.5%
Rate of compensation increase.........................      4.8%           4.6%           4.8%              4.6%

For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.3% in 2001 and remain at that level thereafter.

The net periodic benefit (credit) cost related to the Company's qualified and nonqualified benefit plans includes the following components:

                                                            YEAR ENDED DECEMBER 31
                                                                            OTHER POSTRETIREMENT
                                                  PENSION BENEFITS                BENEFITS
                                          --------------------------------------------------------
                                              1999      1998      1997     1999     1998     1997
                                          --------------------------------------------------------
                                                                (IN MILLIONS)
Service cost..............................  $  35.7   $  34.6   $  32.6   $  7.5   $  7.1   $  7.6
Interest cost.............................    121.2     117.5     111.3     28.7     29.1     31.1
Expected return on plan assets............   (186.6)   (168.5)   (150.7)   (18.3)   (14.7)   (11.3)
Amortization of transition asset..........    (12.1)    (11.7)    (11.7)       -        -        -
Amortization of prior service cost........      3.9       6.5       6.6     (0.2)    (0.3)    (0.2)
Recognized actuarial gain.................     (8.1)     (2.6)     (1.0)    (8.5)    (7.8)    (5.4)
Other.....................................     (3.8)     (1.2)    (20.2)       -        -     (5.2)
                                          --------------------------------------------------------
     Net periodic benefit (credit) cost...  $ (49.8)  $ (25.4)  $ (33.1)  $  9.2   $ 13.4   $ 16.6
                                          ========================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                               1-PERCENTAGE                  1-PERCENTAGE
                                                              POINT INCREASE                POINT DECREASE
                                                      ----------------------------------------------------------
                                                                              (IN MILLIONS)
Effect on total of service and interest costs
   in 1999............................................           $ 4.3                       $ (3.3)
Effect on postretirement benefit obligations
   as of December 31, 1999............................            37.9                        (33.7)

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES

The Company has extended commitments to purchase fixed maturity investments, preferred and common stock, and other invested assets and issue mortgage loans on real estate totaling $762.0 million, $6.1 million, $281.1 million and $216.4 million, respectively, at December 31, 1999. If funded, loans related to real estate mortgages would be fully collateralized by related properties. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The estimated fair values of the commitments described above aggregate $1.3 billion at December 31, 1999. The majority of these commitments expire in 2000.

During 1996, the Company entered into a credit support and collateral pledge agreement with the Federal National Mortgage Association (FNMA). Under the agreement, the Company sold $532.8 million of commercial mortgage loans and acquired an equivalent amount of FNMA securities. The Company completed similar transactions with FNMA in 1991 for $1.04 billion and in 1993 for $71.9 million. FNMA is guaranteeing the full face value of the bonds of the three transactions to the bondholders. However, the Company has agreed to absorb the first 12.25% of original principal and interest losses (less buy-backs) for the pool of loans involved in the three transactions, based on the total outstanding principal balance of $1.04 billion at July 1, 1996, but is not required to commit collateral to support this loss contingency. Historically, the Company has experienced losses of less than one percent on its multi-family mortgage portfolio. At December 31, 1999, the aggregate outstanding principal balance of all the remaining pools of loans from 1991, 1993 and 1996 is approximately $493.4 million.

During 1996, the Company entered into a credit support and collateral pledge agreement with the Federal Home Loan Mortgage Corporation (FHLMC). Under the agreement, the Company sold $535.3 million of multi-family loans and acquired an equivalent amount of FHLMC securities. FHLMC is guaranteeing the full face value of the bonds to the bondholders. However, the Company has agreed to absorb the first 10.5% of original principal and interest losses (less buy-backs) for the pool of loans involved but is not required to commit collateral to support this loss contingency. Historically, the Company has experienced total losses of less than one percent on its multi-family loan portfolio. At December 31, 1999, the aggregate outstanding principal balance of the pools of loans was $365.2 million. There have been no mortgage buy-backs since 1996.

The Company is subject to insurance guaranty fund laws in the states in which it does business. These laws assess insurance companies amounts to be used to pay benefits to policyholders and claimants of insolvent insurance companies. Many states allow these assessments to be credited against future premium taxes. The Company believes such assessments in excess of amounts accrued would not materially affect its financial position or results of operations.

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 1999. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $496.6 million and $436.6 million at December 31, 1999 and 1998, respectively. Costs incurred related to the settlement were $140.2 million, $230.8 million, and $173.1 million in 1999, 1998 and 1997, respectively. The estimated reserve is based on a number of factors, including the estimated number of claims, the expected type of relief to be sought by class members (general relief or alternative dispute resolution), the estimated cost per claim and the estimated costs to administer the claims.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 9 -- COMMITMENTS AND CONTINGENCIES - (CONTINUED)

During 1996, management determined that is was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's previous estimates, primarily due to additional outreach activities by regulatory authorities during 1998 encouraging class members to consider alternative dispute resolution relief. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly.

Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. The Company will continue to update its estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at this time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional costs related to the settlement cannot be reasonably estimated.

NOTE 10 -- STATUTORY FINANCIAL INFORMATION

John Hancock Mutual Life Insurance Company and its domestic insurance subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the state of domicile. Prescribed statutory accounting practices include state laws, regulations and administrative rules, as well as guidance published by the NAIC. Permitted accounting practices encompass all accounting practices that are not prescribed by the sources noted above. Since 1988, the Commonwealth of Massachusetts Division of Insurance has provided the Company with approval to recognize the pension plan prepaid expense in accordance with the requirements of SFAS No. 87, "Employers' Accounting for Pensions." The Company furnishes the Massachusetts Division of Insurance with an actuarial certification of the prepaid expense computation on an annual basis.

In addition, during 1999 and 1998, the Company received permission from the Commonwealth of Massachusetts Division of Insurance to record its Asset Valuation Reserve in excess of the prescribed maximum reserve level by $48.0 million and $111.3 million at December 31, 1999 and 1998, respectively. There are no other material permitted practices.

Statutory net income and surplus include the accounts of the Mutual Company and its variable life insurance subsidiary, John Hancock Variable Life Insurance Company, including its wholly-owned subsidiary, Investors Partners Life Insurance Company, and Investors Guaranty Life Insurance Company.

                                            1999                 1998                 1997
                                   ---------------------------------------------------------------
                                                             (IN MILLIONS)
Statutory net income...............      $  573.2             $  627.3             $  414.0
Statutory surplus..................       3,456.7              3,388.7              3,157.8

Massachusetts has enacted laws governing the payment of dividends by insurers. Under Massachusetts insurance law, no insurer may pay any shareholder dividends from any source other than statutory unassigned funds without the prior approval of the Massachusetts Commissioner of Insurance. Massachusetts statute limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Commonwealth of Massachusetts Insurance Commissioner, to the greater of (i) 10% of its statutory policyholders' surplus as of the preceding December 31 or (ii) the individual company's statutory net gain from operations for the preceding calendar year, if such insurer is a life company.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 11 -- POLICYHOLDERS' EQUITY

The components of accumulated other comprehensive income are as follows:

                                                                    FOREIGN
                                                    NET             CURRENCY           MINIMUM
                                                 UNREALIZED       TRANSLATION          PENSION    ACCUMULATED OTHER
                                               GAINS (LOSSES)      ADJUSTMENT         LIABILITY  COMPREHENSIVE INCOME
                                             -----------------------------------------------------------------------------
                                                                              (IN MILLIONS)
Balance at January 1, 1997...................        $ 389.4          $(15.7)          $(21.3)            $ 352.4
                                             -----------------------------------------------------------------------------
Gross unrealized gains (losses) (net of
 deferred income tax expense of $145.8
 million)....................................          274.5               -                -               274.5

Less reclassification adjustment for (gains)
 losses, realized in net income (net of tax
 expense of $37.9 million)...................          (70.5)              -                -               (70.5)

Participating group annuity contracts (net
 of deferred income tax benefit of $22.5
 million)....................................          (41.9)              -                -               (41.9)

Adjustment to deferred policy acquisition
 costs and present value of future profits
 (net of deferred income tax benefit of
 $16.7 million)..............................          (31.1)              -                -               (31.1)
                                             -----------------------------------------------------------------------------
Net unrealized gains (losses)................          131.0               -                -               131.0
Foreign currency translation
adjustment...................................              -           (28.4)               -               (28.4)

Minimum pension liability (net of
deferred income tax benefit of
$4.4 million)................................              -               -           (  8.2)               (8.2)
                                             -----------------------------------------------------------------------------
Balance at December 31, 1997.................          520.4           (44.1)           (29.5)              446.8
                                             -----------------------------------------------------------------------------
Gross unrealized gains (losses) (net of
 deferred income tax benefit of $56.7
 million)....................................         (121.3)              -                -              (121.3)

Less reclassification adjustment for
(gains) losses, realized in net
income (net of tax expense of
$61.4 million)...............................         (113.9)              -                -              (113.9)

Participating group annuity contracts (net
 of deferred income tax expense of $31.1
 million)....................................           57.7               -                -                57.7

Adjustment to deferred policy acquisition
 costs and present value of future profits
 (net of deferred income tax expense of
 $15.5 million)..............................           28.9               -                -                28.9
                                             -----------------------------------------------------------------------------
Net unrealized gains (losses)................         (148.6)              -                -              (148.6)

Foreign currency translation adjustment......              -            (6.0)               -                (6.0)

Minimum pension liability (net of deferred
 income tax benefit of $6.2 million).........              -               -             (8.8)               (8.8)
                                             -----------------------------------------------------------------------------
Balance at December 31, 1998.................        $ 371.8          $(50.1)          $(38.3)            $ 283.4
                                             -----------------------------------------------------------------------------

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 11 -- POLICYHOLDERS' EQUITY - (CONTINUED)

                                                                    FOREIGN
                                                    NET             CURRENCY           MINIMUM
                                                 UNREALIZED       TRANSLATION          PENSION          ACCUMULATED OTHER
                                               GAINS (LOSSES)      ADJUSTMENT         LIABILITY       COMPREHENSIVE INCOME
                                              -----------------------------------------------------------------------------
                                                                              (IN MILLIONS)
Balance at December 31, 1998.................        $ 371.8              $(50.1)          $(38.3)                 $ 283.4
Gross unrealized gains (losses) (net of
 deferred income tax benefit of $277.9
 million)....................................         (508.2)                  -                -                   (508.2)

Less reclassification adjustment for
(gains) losses, realized in net
income (net of tax expense of
$5.4 million)................................          (10.0)                  -                -                    (10.0)
Participating group annuity contracts (net
 of deferred income tax expense of $40.1
 million)....................................           74.6                   -                -                     74.6

Adjustment to deferred policy acquisition
 costs and present value of future profits
 (net of deferred income tax expense of
 $71.3 million)..............................          132.3                   -                -                    132.3
                                             -----------------------------------------------------------------------------
Net unrealized gains (losses)................         (311.3)                  -                -                   (311.3)
Foreign currency translation adjustment......              -                16.9                -                     16.9
Minimum pension liability (net of deferred
 income tax benefit of $12.3 million)........              -                   -            (22.9)                   (22.9)
                                             -----------------------------------------------------------------------------
Balance at December 31, 1999.................        $  60.5              $(33.2)          $(61.2)                 $ (33.9)
                                             =============================================================================

Net unrealized investment gains (losses), included in the consolidated balance sheets as a component of policyholders' equity, are summarized as follows:

                                                                  1999                 1998                  1997
                                                         ---------------------------------------------------------------
                                                                                   (IN MILLIONS)
Balance, end of year comprises:
Unrealized investment gains (losses) on:
      Fixed maturities...................................             $(198.1)             $ 730.7              $  885.6
      Equity investments.................................               144.0                239.0                 359.7
      Derivatives and other..............................               110.8               (111.5)                (33.8)
                                                         ---------------------------------------------------------------
Total....................................................                56.7                858.2               1,211.5

Amounts of unrealized investment (gains) losses
  attributable to:
      Participating group annuity contracts..............               (24.0)              (138.7)               (227.5)
      Deferred policy acquisition cost and
        present value of future profits..................                60.1               (143.5)               (187.9)
      Deferred federal income taxes......................               (32.3)              (204.2)               (275.7)
                                                         ---------------------------------------------------------------
Total....................................................                 3.8               (486.4)               (691.1)
                                                         ---------------------------------------------------------------

Net unrealized investment gains..........................             $  60.5              $ 371.8              $  520.4
                                                         ===============================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 12 - SEGMENT INFORMATION

The Company offers financial products and services in two major groups: (i) its retail business, which offers protection and asset gathering products and services primarily to retail consumers; and (ii) the institutional business, which offers guaranteed and structured financial products and investment management products and services primarily to institutional customers. In addition, there is a corporate and other segment. The Company's reportable segments are strategic business units offering different products and services. The reportable segments are managed separately, as they focus on different products, markets or distribution channels.

In the Retail-Protection segment, the Company offers a variety of individual life insurance and individual and group long-term care insurance products, including participating whole life, term life, universal life, variable life, and retail and group long-term care insurance. Products are distributed through multiple distribution channels, including insurance agents and brokers and alternative distribution channels that include banks, financial planners, direct marketing and the Internet.

In the Retail-Asset Gathering segment, the Company offers individual annuities and mutual fund products and services. Individual annuities consist of fixed deferred annuities, fixed immediate annuities, single premium immediate annuities, and variable annuities. Mutual fund products and services primarily consist of open-end mutual funds, closed-end funds, and 401(k) services. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, and banks.

In the Institutional-Guaranteed and Structured Financial Products (G&SFP) segment, the Company offers a variety of retirement products to qualified defined benefit plans, defined contribution plans and non-qualified buyers. The Company's products include guaranteed investment contracts, funding agreements, single premium annuities, and general account participating annuities and fund type products. These contracts provide non-guaranteed, partially guaranteed, and fully guaranteed investment options through general and separate account products. The segment distributes its products through a combination of dedicated regional representatives, pension consultants and investment professionals.

The Institutional-Investment Management segment offers a wide range of investment management products and services to institutional investors covering a variety of private and publicly traded asset classes including fixed income, equity, mortgage loans, and real estate. The Investment Management segment distributes its products through a combination of dedicated sales and marketing professionals, independent marketing specialists, and investment professionals.

The Corporate and Other segment primarily consists of the Company's international insurance operations, certain corporate operations, and businesses that are either disposed or in run-off. Corporate operations primarily include certain financing activities, income on capital not specifically allocated to the reporting segments and certain non-recurring expenses not allocated to the segments. The disposed businesses primarily consist of group health insurance and related group life insurance, property and casualty insurance, and selected broker/dealer operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Allocations of net investment income are based on the amount of assets allocated to each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other relevant allocation methodologies.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 12 -- SEGMENT INFORMATION - (CONTINUED)

Management of the Company evaluates performance based on segment after-tax operating income which excludes the effect of net realized investment gains or losses and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment gains and losses, including gains and losses on disposals of businesses, extraordinary items, and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of after-tax operating income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business.

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain realized investment gains (losses), net of related amortization adjustment for deferred policy acquisition costs and amounts credited to participating pension contractholder accounts. The adjustment for realized investment gains (losses) excludes gains and losses from mortgage securitizations and investments backing short-term funding agreements because management views the related gains and losses as an integral part of the core business of those operations; (ii) benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving certain individual life insurance policies sold from 1979 through 1996; (iii) restructuring costs related to our distribution systems, retail operations and mutual fund operations; (iv) the surplus tax on mutual life insurance companies which as a stock company will no longer be applicable to the Company; (v) a fourth quarter charge for uncollectible reinsurance related to certain assumed reinsurance business; (vi) a fourth quarter charge for a group pension dividend resulting from demutualization related asset transfers and the formation of a corporate account; (vii) a charge for certain one time costs associated with the demutualization process; (viii) extraordinary item and cumulative effect of accounting change; and (ix) benefits obtained in 1997 in connection with a participating pension reinsurance contract modification.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 12 -- SEGMENT INFORMATION - (CONTINUED)

The following table summarizes selected financial information by segment for the year ended or as of December 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                                  RETAIL                    INSTITUTIONAL
                                                     RETAIL       ASSET     INSTITUTIONAL     INVESTMENT    CORPORATE
                                                   PROTECTION   GATHERING       G&SFP         MANAGEMENT    AND OTHER   CONSOLIDATED
                                                   -----------  ----------  --------------  --------------  ----------  ------------
1999
REVENUES:
      Segment revenues...........................   $ 2,903.0   $ 1,057.3       $ 2,194.0    $  189.9   $ 1,310.5      $ 7,654.7
      Realized investment gains (losses), net....       173.5       (11.0)           93.3         3.1       (56.1)         202.8
                                                 -------------------------------------------------------------------------------
      Revenues...................................     3,076.5     1,046.3         2,287.3       193.0     1,254.4        7,857.5
                                                 ===============================================================================
      Net investment income......................   $ 1,107.3   $   388.6       $ 1,681.4    $   45.9   $   350.8      $ 3,574.0
NET INCOME:
      Segment after-tax operating income.........       190.6       115.1           202.4        37.3        67.8          613.2
      Realized investment gains (losses), net....       108.5        (6.9)           58.4         2.0       (42.1)         119.9
      Class action
       lawsuit...................................           -           -               -           -       (91.1)         (91.1)
      Restructuring charges......................        (8.6)       (7.3)           (0.6)          -        (0.5)         (17.0)
      Surplus tax................................       (12.5)       (1.0)           (6.5)          -        (2.2)         (22.2)
      Workers' compensation reinsurance reserve..           -           -               -           -      (133.7)        (133.7)
      Group pension dividend transfer............           -           -          (205.8)          -           -         (205.8)
      Other demutualization related costs........        (4.6)       (0.9)           (1.1)          -        (0.2)          (6.8)
      Extraordinary item.........................       (61.3)      (13.0)          (16.1)          -        (3.2)         (93.6)
      CumuIative effect of accounting
       change....................................           -        (9.6)              -        (0.1)          -           (9.7)
                                                 -------------------------------------------------------------------------------
      Net income.................................   $   212.1   $    76.4       $    30.7    $   39.2   $  (205.2)     $   153.2
                                                 ===============================================================================
SUPPLEMENTAL INFORMATION:
      Inter-segment revenues.....................           -           -               -        43.6       (43.6)             -
      Equity in net income of investees
       accounted for by the equity method........        46.2        (0.3)           14.3         3.5         1.4           65.1
      Amortization of deferred policy
       acquisition costs.........................        71.8        53.5             3.1           -        38.4          166.8
      Interest expense...........................         0.7         6.2               -         5.3        57.9           70.1
      Income tax expense (credit)................       142.5        52.6            (7.8)       26.5      (111.9)         101.9
      Segment assets.............................    25,378.4    14,297.2        30,231.5     3,531.4    11,017.2       84,455.7
NET REALIZED INVESTMENT GAINS DATA:
       Net realized investment gains (losses)....   $   228.3   $   (16.1)      $    97.4    $    6.6   $   (55.3)     $   260.9
       Less amortization of deferred
        policy acquisition costs related to
        net realized investment (losses) gains...       (54.8)        5.1               -           -        (0.8)         (50.5)
       Less amounts credited to participating
        pension contractholder accounts..........           -           -           (35.3)          -           -          (35.3)
                                                 -------------------------------------------------------------------------------
       Net realized investment gains (losses),
        net of related amortization of deferred
        policy acquisition costs and amounts
        credited to participating pension
        contractholders--per consolidated
        financial statements.....................       173.5       (11.0)           62.1         6.6       (56.1)         175.1
       Less realized investment (losses) gains
        attributable to mortgage
        securitizations and investments
        backing short-term funding
        agreements...............................           -           -           (31.2)        3.5           -          (27.7)
      Less gain on sale of business..............           -           -               -           -       (33.0)         (33.0)
                                                 -------------------------------------------------------------------------------
      Realized investment gains (losses),
       net--pre-tax adjustment made to
       calculate segment operating income........       173.5       (11.0)           93.3         3.1       (89.1)         169.8
      Less income tax effect.....................       (65.0)        4.1           (34.9)       (1.1)       47.0          (49.9)
                                                 -------------------------------------------------------------------------------
      Realized investment gains (losses),
       net--after-tax adjustment made to
       calculate segment operating income........   $   108.5   $    (6.9)      $    58.4    $    2.0   $   (42.1)     $   119.9
                                                    ===============================================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 12 -- SEGMENT INFORMATION - (CONTINUED)

                                                               RETAIL                     INSTITUTIONAL
                                                   RETAIL      ASSET     INSTITUTIONAL     INVESTMENT    CORPORATE
                                                 PROTECTION  GATHERING       G&SFP         MANAGEMENT    AND OTHER    CONSOLIDATED
                                                -----------  ----------  --------------  --------------  ----------  -------------
1998
REVENUES:
  Segment revenues...........................   $ 2,759.2   $ 1,015.3       $ 1,731.2       $  143.9    $1,103.9      $ 6,753.5
  Realized investment gains, net.............        75.6        18.3            30.7            0.2        23.7          148.5
                                                ----------------------------------------------------------------------------------
  Revenues...................................   $ 2,834.8   $ 1,033.6       $ 1,761.9       $  144.1    $1,127.6      $ 6,902.0
                                                ==================================================================================
  Net investment income......................   $ 1,063.9   $   378.0       $ 1,576.3       $   24.1    $  288.4      $ 3,330.7
NET INCOME:
  Segment after-tax operating income.........   $   172.3   $   111.1       $   145.7       $   15.4    $   56.3      $   500.8
  Realized investment gains, net.............        49.2        12.0            17.2            0.1        15.4           93.9
  Class action lawsuit.......................           -           -               -              -      (150.0)        (150.0)
  Surplus tax................................        11.7         0.3             2.0              -         1.5           15.5
  Extraordinary item.........................        (7.9)       (1.8)           (1.5)             -        (0.5)         (11.7)
                                                ----------------------------------------------------------------------------------
  Net income.................................   $   225.3   $   121.6       $   163.4       $   15.5    $ ( 77.3)     $   448.5
                                                ==================================================================================
SUPPLEMENTAL INFORMATION:
  Inter-segment revenues.....................  $        -     $     -     $         -        $   34.3    $  (34.3)  $         -
  Equity in net income of investees
    accounted for by the equity method.......        54.9           -            12.7           0.9         1.5           70.0
  Amortization of deferred policy
    acquisition costs........................       153.9        46.8             3.7             -        45.3          249.7
  Interest expense...........................         0.3         8.5               -           7.0        60.9           76.7
  Income tax expense (credit)................        88.6        62.2            68.4          10.7       (46.0)         183.9
  Segment assets.............................    25,703.7    12,715.7        29,315.2       3,439.6     5,792.5       76,966.7
NET REALIZED INVESTMENT GAINS DATA:
  Net realized investment gains
    (losses)...................................   $   113.2   $    21.9       $    72.1    $   (4.2)   $   23.7      $   226.7
  Less amortization of deferred
    policy acquisition costs related
    to net realized investment gains...........       (37.6)       (3.6)              -         -           -          (41.2)
  Less amounts credited to participating
    pension contractholder accounts                   -               -           (79.1)         -          -          (79.1)
                                                -----------------------------------------------------------------------------
  Net realized investment gains
    (losses), net of related amortization
    of deferred  policy acquisition costs
    and amounts credited to participating
    pension contractholders--per
    consolidated financial statements..........      75.6         18.3           (7.0)       (4.2)       23.7       106.4
  Less realized investment gains
    (losses) attributable to mortgage
    securitizations and investments
    backing short-term funding
    agreements.................................          -           -          (37.7)       (4.4)        -        (42.1)
                                                -----------------------------------------------------------------------------
  Realized investment gains, net--pre-
    tax adjustment made to calculate
    segment operating income...................        75.6      18.3           30.7          0.2      23.7        148.5
   Less income tax effect......................       (26.4)     (6.3)         (13.5)        (0.1)     (8.3)       (54.6)
                                                -----------------------------------------------------------------------------
   Realized investment gains, net--after-
    tax adjustment made to calculate
    segment operating income...................      $ 49.2     $12.0         $ 17.2        $ 0.1     $15.4        $ 93.9
                                                 ============================================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 12 -- SEGMENT INFORMATION - (CONTINUED)

                                                                  RETAIL                    INSTITUTIONAL
                                                     RETAIL       ASSET     INSTITUTIONAL     INVESTMENT    CORPORATE
                                                   PROTECTION   GATHERING       G&SFP         MANAGEMENT    AND OTHER   CONSOLIDATED
                                                   -----------  ----------  --------------  --------------  ----------  -----------
1997
REVENUES:
      Segment revenues...........................   $ 2,631.8   $   904.9       $ 1,814.4   $  118.5    $1,315.1      $ 6,784.7
      Realized investment gains, net.............        82.3         6.8             7.6        0.1        64.8          161.6
                                                 ------------------------------------------------------------------------------
      Revenues...................................   $ 2,714.1   $   911.7       $ 1,822.0   $  118.6    $1,379.9      $ 6,946.3
                                                 ==============================================================================
      Net investment income......................   $   983.4   $   353.3       $ 1,545.2   $    4.0    $  304.8      $ 3,190.7
NET INCOME:
      Segment after-tax operating income.........   $   158.1   $    93.3       $   139.9   $   17.2    $   39.4      $   447.9
      Realized investment gains, net.............        53.5         4.4             4.8        0.1        42.1          104.9
      Class action lawsuit.......................           -           -               -          -      (112.5)        (112.5)
      Surplus tax................................        16.9         0.3             5.5          -        12.6           35.3
      Benefit from pension participating
       contract modification.....................           -           -             7.7          -           -            7.7
                                                 ------------------------------------------------------------------------------
      Net income.................................   $   228.5   $    98.0       $   157.9   $   17.3    $  (18.4)     $   483.3
                                                 ==============================================================================
SUPPLEMENTAL INFORMATION:
      Inter-segment revenues.....................  $        -   $       -   $           -   $   31.0    $  (31.0)  $        -
      Equity in net income of investees..........
       accounted for by the equity method........        42.3           -             8.8        0.8         2.7           54.6
      Amortization of deferred policy
       acquisition costs, excluding amounts
       related to realized investment gains......       224.7        38.9             5.2          -        43.2          312.0
      Interest expense...........................         0.3         9.2               -        1.3        66.1           76.9
      Income tax expense (credit)................        90.2        43.9            55.2       13.0     (  95.9)         106.4
      Segment assets.............................    23,173.9    11,070.3        28,110.0    3,286.8     5,776.5       71,417.5
NET REALIZED INVESTMENT GAINS DATA:
      Net realized investment gains
       (losses)..................................   $   110.8   $     9.5       $    36.3   $   (3.9)   $   64.8      $   217.5
      Less amortization of deferred
       policy acquisition costs related
       to net realized investment gains..........       (28.5)       (2.7)              -          -           -          (31.2)
      Less amounts credited to participating
       pension contractholder accounts...........           -           -           (29.3)         -           -          (29.3)
                                                 ------------------------------------------------------------------------------
      Net realized investment gains
       (losses), net of related amortization
       of deferred policy acquisition costs
       and amounts credited to participating
       pension contractholders--per
       consolidated financial statements.........        82.3         6.8             7.0       (3.9)       64.8          157.0
      Less realized investment gains
       (losses) attributable to mortgage
       securitizations and investments
       backing short-term funding
       agreements................................           -           -            (0.6)      (4.0)          -           (4.6)
                                                 ------------------------------------------------------------------------------
      Realized investment gains, net--pre-tax
       adjustment made to calculate segment
       operating income..........................        82.3         6.8             7.6        0.1        64.8          161.6
      Less income tax effect.....................       (28.8)       (2.4)           (2.8)         -       (22.7)         (56.7)
                                                 ------------------------------------------------------------------------------
      Realized investment gains, net--after-tax
       adjustment made to calculate segment
       operating income..........................   $    53.5   $     4.4       $     4.8   $    0.1    $   42.1      $   104.9
                                                 ==============================================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 12 -- SEGMENT INFORMATION - (CONTINUED)

The Company operates primarily in the United States, Canada and the Pacific Rim (Malaysia, Singapore, Thailand, Indonesia, and the Philippines). The following table summarizes selected financial information by geographic location for the year ended or at December 31:

                                                                                                 INCOME BEFORE
                                                                                                 INCOME TAXES,
                                                                                                 EXTRAORDINARY
                                                                                             ITEM, AND CUMULATIVE
                                                                                                   EFFECT OF
                                                          LONG-LIVED                              ACCOUNTING
LOCATION                                 REVENUES           ASSETS            ASSETS                CHANGE
-------------------------------------------------------------------------------------------------------------------
                                                                      (IN MILLIONS)
1999
----
United States......................          $6,878.9            $440.0         $75,644.9             $310.2
Canada.............................             741.9              28.8           8,461.7               41.8
Foreign - other....................             236.7               2.2             349.1                6.4
                                   ---------------------------------------------------------------------------------
                                             $7,857.5            $471.0         $84,455.7             $358.4
                                   =================================================================================
1998
----
United States......................          $6,161.4            $442.5         $71,744.6             $611.9
Canada.............................             512.0              24.9           4,941.6               30.2
Foreign - other....................             228.6               2.1             280.5                2.0
                                   ---------------------------------------------------------------------------------
                                             $6,902.0            $469.5         $76,966.7             $644.1
                                   =================================================================================
1997
----
United States......................          $6,207.5            $445.8         $66,589.4             $566.8
Canada.............................             535.0              29.1           4,588.5               31.5
Foreign - other....................             203.8               2.0             239.6               (8.6)
                                   ---------------------------------------------------------------------------------
                                             $6,946.3            $476.9         $71,417.5             $589.7
                                   =================================================================================

The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.


NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The following discussion outlines the methodologies and assumptions used to determine the fair value of the Company's financial instruments. The aggregate fair value amounts presented herein do not represent the underlying value of the Company and, accordingly, care should be exercised in drawing conclusions about the Company's business or financial condition based on the fair value information presented herein.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

The following methods and assumptions were used by the Company to determine the fair values of financial instruments:

  Fair values for publicly traded fixed maturities (including redeemable preferred stocks) are obtained from an independent pricing service. Fair values for private placement securities and fixed maturities not provided by the independent pricing service are estimated by the Company by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair value for equity securities is based on quoted market prices.

  The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses using interest rates adjusted to reflect the credit characteristics of the loans. Mortgage loans with similar characteristics and credit risks are aggregated into qualitative categories for purposes of the fair value calculations. Fair values for impaired mortgage loans are measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral for loans that are collateral dependent.

  The carrying amount in the balance sheet for policy loans, short-term investments and cash and cash equivalents approximates their respective fair values.

  The fair value of the Company's long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements. Carrying amounts for commercial paper and short-term borrowings approximate fair value.

  Fair values for the Company's guaranteed investment contracts are estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. The fair value for fixed-rate deferred annuities is the cash surrender value, which represents the account value less applicable surrender charges. Fair values for immediate annuities without life contingencies and supplementary contracts without life contingencies are estimated based on discounted cash flow calculations using current market rates.

  The Company's derivatives include futures contracts, interest rate swap, cap and floor agreements, swaptions, currency rate swap agreements and equity collar agreements. Fair values for these contracts are based on current settlement values. These values are based on quoted market prices for the financial futures contracts and brokerage quotes that utilize pricing models or formulas using current assumptions for all swaps and other agreements.

  The fair value for commitments approximates the amount of the initial commitment.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 13 -- FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

The following table presents the carrying amounts and fair values of the Company's financial instruments:

                                                                           DECEMBER 31
                                                                 1999                       1998
                                                      -----------------------    -----------------------
                                                         CARRYING      FAIR         CARRYING      FAIR
                                                          VALUE       VALUE          VALUE       VALUE
                                                      -----------------------    -----------------------
                                                                         (in millions)
ASSETS:
   Fixed maturities:
     Held-to-maturity.................................  $13,800.3   $13,448.4      $12,978.2   $13,921.7
     Available-for-sale...............................   17,069.6    17,069.6       15,222.2    15,222.2
   Equity securities:.................................
     Available-for-sale...............................    1,232.1     1,232.1          995.8       995.8
     Trading securities...............................       84.1        84.1           67.9        67.9
   Mortgage loans on real estate......................   10,736.4    10,685.2        9,616.1    10,204.4
   Policy loans.......................................    1,938.8     1,938.8        1,879.7     1,879.7
   Short-term investments.............................      166.9       166.9          279.8       279.8
   Cash and cash equivalents..........................    1,817.9     1,817.9        1,876.4     1,876.4

LIABILITIES:
   Debt...............................................      990.7       962.8        1,030.5     1,077.2
   Guaranteed investment contracts....................   13,203.5    12,709.1       12,796.2    12,729.0
   Fixed rate deferred and immediate annuities........    4,801.1     4,656.9        4,458.4     4,367.5
   Supplementary contracts
     without life contingencies.......................       56.6        55.7           43.3        44.7

Derivatives assets/(liabilities) relating to:
   Futures contracts, net.............................       31.3        31.3           (4.0)       (4.0)
   Interest rate swap agreements......................       82.9       (18.3)        (127.4)     (175.3)
   Interest rate cap agreements.......................        5.8         5.8            3.6         3.6
   Interest rate floor agreements.....................        0.1         0.1            0.7         0.7
   Interest rate swaption agreements..................       (3.6)       (3.6)          (1.9)       (1.9)
   Currency rate swap agreements......................        9.1       (48.3)         (19.5)        2.3
   Equity collar agreements...........................       53.0        53.0           28.6        28.6

Commitments...........................................          -    (1,273.5)             -    (1,202.5)

NOTE 14-- SUBSEQUENT EVENTS

Reorganization and Initial Public Offering

In connection with the Mutual Company's Plan of Reorganization, effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly owned subsidiary of the Company, which is a holding company. All policyholder membership interests in the Mutual Company were extinguished on that date and eligible policyholders of the Mutual Company received, in the aggregate, approximately 212.8 million shares of common stock, $1,438.7 million of cash and $43.7 million policy credits as compensation. In connection with the reorganization, the Mutual Company changed its name to John Hancock Life Insurance Company.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 14-- SUBSEQUENT EVENTS - (CONTINUED)

In addition, on February 1, 2000, the Company completed its IPO and 102.0 million shares of common stock were issued at an initial public offering price of $17.00 per share. Net proceeds from the offering were $1,657.7 million, of which $105.7 million was retained by the Company and $1,552.0 million was contributed to John Hancock Life Insurance Company.

Establishment of the Closed Block (Unaudited)

Under the plan of Reorganization, effective February 1, 2000, John Hancock Life Insurance Company created a closed block for the benefit of policies included therein. The policies included in the closed block are individual and joint traditional whole life insurance policies of the Mutual Company that are paying or are expected to pay dividends, and individual term life insurance policies that were in force on February 1, 2000. The purpose of the closed block is to protect the policy dividend expectations of these policies after the demutualization. Unless the Massachusetts Commissioner of Insurance and, in certain circumstances, the New York Superintendent of Insurance, consent to an earlier termination, the closed block will continue in effect until the date none of such policies is in force. Had the Closed Block been established as of December 31, 1999, John Hancock Life Insurance Company would have segregated to the Closed Block assets of $9,306.4 million that would be expected to produce cash flows which, together with anticipated revenues from the policies included in the closed block, would be expected to be reasonably sufficient to provide for the payment of policy benefits, taxes, and direct asset acquisition cost, and for continuation of policy dividend scales payable in 1999, if the experience underlying such dividend scales continues. Had the Closed Block been established as of December 31, 1999, total closed block liabilities would have been $12,081.6 million.

Adoption of Incentive Stock Plan

On January 5, 2000 John Hancock Mutual Life Insurance Company, as sole shareholder of John Hancock Financial Services, Inc., approved and adopted the 1999 Long-Term Stock Incentive Plan which had been originally approved by the Board of Directors of John Hancock Financial Services, Inc. on August 31, 1999 (the "Plan"). Under the Plan which became effective on February 1, 2000, options granted may be either non-qualified options or incentive stock options qualifying under Section 422 of the Internal Revenue Code. The maximum number shares of common stock available under the Plan is 5% of the total number of shares of common stock that are outstanding following the initial public offering of the common stock ("Total Shares Outstanding"). In addition, no more than 4% of The Total Shares Outstanding shall be available for awards of incentive stock options under the Plan, and no more than 1% of the Total Shares Outstanding shall be available for stock awards. The aggregate number of shares that may be covered by awards for any one participant over the period that the Plan is in effect shall not exceed 1% of the Total Shares Outstanding. Subject to these overall limits, there is no annual limit on the number of stock options or stock awards which may be granted in any one year.

Acquisition of Long-term Care Business

On January 3, 2000, the Company signed an agreement to purchase the individual long-term care insurance business of Fortis, Inc. The business to be acquired had earned premiums of approximately $124.4 million in 1999 and included approximately 97,000 policies in force as of December 31, 1999. During 1999 the Company's individual long-term care earned premium was $276.6 million and approximately 164,000 individual long-term care policies were in force.

NOTE 15 -- PRO FORMA EARNINGS PER SHARE (UNAUDITED)

Subsequent to its IPO, the Company adopted SFAS No. 128, "Earnings per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per shares excludes any dilutive effects of options, warrants or convertible securities. Diluted earnings per share is very similar to the previously required fully diluted earnings

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

NOTE 15 -- PRO FORMA EARNINGS PER SHARE (UNAUDITED) - (CONTINUED)

per share. For purposes of the Company's unaudited pro forma earnings per share calculations, the weighted average number of shares outstanding during the year was assumed to be 314.8 million shares, which represents 212.8 million shares provided to eligible policyholders in connection with the demutualization and
102.0 million shares sold in the IPO.

NOTE 16 -- QUARTERLY RESULTS OF OPERATIONS - (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for 1999 and 1998:

                                                                             1999
                                                        MARCH 31  JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                      ------------------------------------------------
                                                                        (IN MILLIONS)
Premiums..............................................  $  554.3  $  884.0      $  595.0      $  684.2
Net investment income.................................     843.3     873.6         864.1         993.0
Realized investment gains (losses), net of
 related amortization of deferred policy
 acquisition costs and amounts credited to
 participating pension contractholders................     101.8     140.0         (63.8)         (2.9)
Investment management revenues,
 commissions and other fees...........................     168.7     168.3         167.6         176.3
Total revenues........................................   1,823.5   2,261.1       1,733.5       2,039.4
Benefits and expenses.................................   1,525.2   1,918.0       1,660.3       2,395.6
Income before income taxes, extraordinary
 item and cumulative effect of accounting
 change...............................................     298.3     343.1          73.2        (356.2)
Extraordinary item - demutalization expenses,
 net..................................................       9.5      21.2          25.9          37.0
Cumulative effect of accounting change, net...........       9.7         -             -             -
Net income............................................     188.0     202.0          19.1        (255.9)
                                                                            1998
                                                        MARCH 31  JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                      ------------------------------------------------
                                                                        (IN MILLIONS)
Premiums..............................................  $  559.6  $  525.1      $  563.0      $  550.2
Net investment income.................................     801.7     831.3         808.4         889.3
Realized investment gains (losses), net of
 related amortization of deferred policy
 acquisition costs and amounts credited to
 participating pension contractholders................      27.1      86.3         (48.5)         41.5
Investment management revenues,
 commissions and other fees...........................     156.5     170.7         160.7         171.8
Total revenues........................................   1,686.8   1,765.2       1,633.8       1,816.2
Benefits and expenses.................................   1,486.4   1,476.6       1,485.6       1,809.3
Income before income taxes and
 extraordinary item...................................     200.4     288.6         148.2           6.9
Extraordinary item - demutualization
 expenses, net........................................         -       1.7           3.1           6.9
Net income............................................     143.1     192.2         108.3           4.9

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                      SCHEDULE I - SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                            As of December 31, 1999
                           (in millions of dollars)

                                                                                             AMOUNT AT WHICH
                                                                                             SHOWN IN THE
                                                                                             CONSOLIDATED
TYPE OF INVESTMENT                                               COST (2)        VALUE       BALANCE SHEET
-----------------------------------------------------------     ----------     --------     -----------------
Fixed maturity securities available-for-sale:
 Bonds
    United States Government and government agencies
     and authorities.......................................     $   291.3     $   283.2             $   283.2
    States, municipalities and political subdivisions......         195.8         196.3                 196.3
    Foreign governments....................................       1,525.3       1,555.2               1,555.2
    Public utilities.......................................       1,196.7       1,197.2               1,197.2
    Convertibles and bonds with warrants attached..........         502.1         511.9                 511.9
    All other corporate bonds..............................      12,920.4      12,693.9              12,693.9
Certificates of deposits...................................             -             -                     -
Redeemable preferred stock.................................         636.1         631.9                 631.9
                                                                ---------     ---------             ---------
     Total fixed maturity securities available-for-sale         $17,267.7     $17,069.6             $17,069.6
                                                                ---------     ---------             ---------

Equity securities, available-for-sale:
  Common stocks:
    Public utilities.......................................     $    17.0     $    19.0             $    19.0
    Banks, trust and insurance companies...................           8.8          11.5                  11.5
    Industrial, miscellaneous and all other................         707.0         917.3                 917.3
    Non-redeemable preferred stock.........................         355.3         284.3                 284.3
                                                                ---------     ---------             ---------
     Total equity securities available-for-sale                 $ 1,088.1     $ 1,232.1             $ 1,232.1
                                                                ---------     ---------             ---------

Fixed maturity securities held-to-maturity:
 Bonds:
    United States Government and government agencies
     and authorities.......................................     $    14.1     $    13.7             $    14.1
    States, municipalities and political subdivisions......         915.4         858.3                 915.4
    Foreign governments....................................           5.0          10.0                   5.0
    Public utilities.......................................       1,177.5       1,128.2               1,177.5
    Convertibles and bonds with warrants attached..........         236.3         235.3                 236.3
    All other corporate bonds..............................      11,452.0      11,202.9              11,452.0
Certificates of deposits                                                                                    -
Redeemable preferred stock                                                                                  -
                                                                ---------     ---------             ---------
     Total fixed maturity securities held-to-maturity           $13,800.3     $13,448.4             $13,800.3
                                                                ---------     ---------             ---------

Equity securities, trading:
 Common stocks:
    Public utilities.......................................     $     5.3     $    12.7             $    12.7
    Banks, trust and insurance companies...................           7.6          11.7                  11.7
    Industrial, miscellaneous and all other................          40.9          59.7                  59.7
    Non-redeemable preferred stock.........................                                                 -
                                                                ---------     ---------             ---------
     Total equity securities trading                            $    53.8     $    84.1             $    84.1
                                                                ---------     ---------             ---------

Mortgage loans on real estate (1)..........................     $10,846.8          xxxx             $10,736.4
Real estate, net:
  Investment properties (1)................................         415.2          xxxx                 398.3
  Acquired in satisfaction of debt (1).....................         191.4          xxxx                 150.2
Policy loans...............................................       1,938.8          xxxx               1,938.8
Other long-term investments................................       1,311.1          xxxx               1,311.1
Short-term investments.....................................         166.9          xxxx                 166.9
                                                                ---------     ---------             ---------
     Total investments                                          $47,080.1          xxxx             $46,887.8
                                                                =========     =========             =========

(1) Difference is due to valuation allowances on mortgage loans on real estate and real estate. See note 3 to the consolidated financial statements.

(2) Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

            JOHN HANCOCK FINANCIAL SERVICES, INC. and SUBSIDIARIES

              SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
  As of December 31, 1999, 1998 and 1997 and for each of the years then ended
                           (in millions of dollars)

                                                                      FUTURE POLICY                      OTHER POLICY
                                                                     BENEFITS, LOSSES,                    CLAIMS AND
                                                DEFERRED POLICY       CLAIMS AND LOSS    UNEARNED          BENEFITS       PREMIUM
SEGMENT                                         ACQUISITION COSTS        EXPENSES        PREMIUMS (1)     PAYABLE (1)     REVENUE
1999:
  Protection                                    $         2,383.8    $       15,035.0    $      217.4     $     112.1     $ 1,431.7
  Asset Gathering                                           521.5             5,166.8               -             0.2          17.2
  Guaranteed & Structured Financial
  Products                                                    8.4            20,310.4            56.1             0.5         463.7
  Investment Management                                         -                   -               -               -             -
  Corporate & Other                                         321.2             6,629.1           216.7           246.1         804.9
                                                -----------------    ----------------    ------------     -----------     ---------
  Total                                         $         3,234.9    $       47,141.3    $      490.2     $     358.9     $ 2,717.5
                                                -----------------    ----------------    ------------     -----------     ---------
1998:
  Protection                                    $         2,073.8    $       14,093.6    $      219.5     $      85.5     $ 1,351.4
  Asset Gathering                                           425.2             4,850.0               -             0.2          19.8
  Guaranteed & Structured Financial
  Products                                                    8.7            19,366.4            48.4             0.3         121.4
  Investment Management                                         -                   -               -               -             -
  Corporate & Other                                         251.0             3,865.0           105.9           800.3         705.3
                                                -----------------    ----------------    ------------     -----------     ---------
  Total                                         $         2,758.7    $       42,175.0    $      373.8     $     886.3     $ 2,197.9
                                                -----------------    ----------------    ------------     -----------     ---------
1997:
  Protection                                    $         1,957.6    $       13,001.7    $      200.5     $      82.0     $ 1,343.0
  Asset Gathering                                           376.7             4,765.1               -             0.1          55.0
  Guaranteed & Structured Financial
  Products                                                   10.0            18,306.9            46.9             0.3         201.0
  Investment Management                                         -                   -               -               -             -
  Corporate & Other                                         218.7             3,795.9            93.1           875.5         874.6
                                                -----------------    ----------------    ------------     -----------     ---------
  Total                                         $         2,563.0    $       39,869.6    $      340.5     $     957.9     $ 2,473.6
                                                -----------------    ----------------    ------------     -----------     ---------

                                                                                        AMORTIZATION OF
                                                                                        DEFERRED POLICY
                                                                                       ACQUISITION COSTS,
                                                                    BENEFITS, CLAIMS,      EXCLUDING
                                                                       LOSSES, AND      AMOUNTS RELATED      OTHER
                                                 NET INVESTMENT         SETTLEMENT         TO REALIZED      OPERATING
SEGMENT                                              INCOME              EXPENSES      INVESTMENT GAINS     EXPENSES
1999:
  Protection                                    $         1,107.3    $        1,709.4    $       71.8     $     427.3
  Asset Gathering                                           388.6               299.3            53.5           542.1
  Guaranteed & Structured Financial
  Products                                                1,681.4             2,130.9             3.1            88.3
  Investment Management                                      45.9                   -               -           127.2
  Corporate & Other                                         350.8             1,278.8            38.4           227.4
                                                -----------------    ----------------    ------------     -----------
  Total                                         $         3,574.0    $        5,418.4    $      166.8     $   1,412.3
                                                -----------------    ----------------    ------------     -----------
1998:
  Protection                                    $         1,063.9    $        1,493.8    $      153.9     $     442.4
  Asset Gathering                                           378.0               296.3            46.8           504.9
  Guaranteed & Structured Financial
  Products                                                1,576.3             1,411.5             3.7            92.6
  Investment Management                                      24.1                   -               -           117.8
  Corporate & Other                                         288.4               950.4            45.3           225.3
                                                -----------------    ----------------    ------------     -----------
  Total                                         $         3,330.7    $        4,152.0    $      249.7     $   1,383.0
                                                -----------------    ----------------    ------------     -----------
1997:
  Protection                                    $           983.4    $        1,399.1    $      224.7     $     375.7
  Asset Gathering                                           353.3               314.5            38.9           416.2
  Guaranteed & Structured Financial
  Products                                                1,545.2             1,481.1             5.2            81.0
  Investment Management                                       4.0                   -               -            88.4
  Corporate & Other                                         304.8             1,108.4            43.2           322.4
                                                -----------------    ----------------    ------------     -----------
  Total                                         $         3,190.7    $        4,303.1    $      312.0     $   1,283.7
                                                -----------------    ----------------    ------------     -----------

(1) Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

            JOHN HANCOCK FINANCIAL SERVICES, INC. and SUBSIDIARIES

                          SCHEDULE IV -- REINSURANCE
 As of December 31, 1999, 1998 and 1997 and for each of the years then ended:
                           (IN MILLIONS OF DOLLARS)

                                                                                                             PERCENTAGE
                                                               CEDED TO         ASSUMED                       OF AMOUNT
                                                                 OTHER        FROM OTHER         NET         ASSUMED TO
                                             GROSS AMOUNT      COMPANIES       COMPANIES        AMOUNT           NET
                                            --------------  --------------  --------------  --------------  --------------
1999
Life insurance in force                     $    409,233.9  $     83,232.3  $     29,214.6  $    355,216.2            8.2%
                                            ==============  ==============  ==============  ==============  ==============

Premiums:
  Life insurance                            $      2,292.8  $        302.0  $        139.4  $      2,130.2            6.5%
  Accident and health insurance                    1,142.4           728.5           173.1           587.0           29.5%
  P&C                                                    -               -             0.3             0.3          100.0%
                                            --------------  --------------  --------------  --------------  --------------
   Total                                    $      3,435.2  $      1,030.5  $        312.8  $      2,717.5  $        11.5%
                                            ==============  ==============  ==============  ==============  ==============

1998
Life insurance in force                     $    353,807.8  $     88,662.6  $     29,210.1  $    294,355.3            9.9%
                                            ==============  ==============  ==============  ==============  ==============

Premiums:
  Life insurance                            $      1,871.9  $        327.6  $        221.0   $     1,765.3           12.5%
  Accident and health insurance                      956.5           654.8           130.9           432.6           30.3%
  P&C                                                  7.1             9.0             1.9               -            0.0%
                                            --------------  --------------  --------------  --------------  --------------
   Total                                    $      2,835.5  $        991.4  $        353.8   $     2,197.9           16.1%
                                            ==============  ==============  ==============  ==============  ==============

1997
Life insurance in force                     $    371,627.9  $     82,752.3  $      1,411.6  $    290,287.2            0.5%
                                            ==============  ==============  ==============  ==============  ==============

Premiums:
  Life insurance                            $      2,177.7  $        452.7  $        287.2  $      2,012.2           14.3%
  Accident and health insurance                      752.1           421.3           129.9           460.7           28.2%
  P&C                                                 65.0            70.5             6.2             0.7          885.7%
                                            --------------  --------------  --------------  --------------  --------------
   Total                                    $      2,994.8  $        944.5  $        423.3  $      2,473.6           17.1%
                                            ==============  ==============  ==============  ==============  ==============

Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors' report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOHN HANCOCK FINANCIAL SERVICES, INC.


                                   By: /s/ Thomas E. Moloney
                                      ------------------------
                                       Thomas E. Moloney
                                       Chief Financial Officer

Date: March 24, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                            TITLE                          DATE
------------------------------  ------------------------------------  --------------------
/s/ Stephen L. Brown                Chairman of the Board, Chief         March 24, 2000
------------------------------     Executive Officer and Director
Stephen L. Brown

          *                      Vice Chairman of the Board, Chief       March 24, 2000
------------------------------    Investment Officer and Director
Foster L. Aborn

          *                        President and Chief Operations        March 24, 2000
------------------------------          Officer and Director
David F. D'Alessandro

          *                                   Director                   March 24, 2000
------------------------------
Samuel W. Bodman

          *                                   Director                   March 24, 2000
------------------------------
I. MacAllister Booth

          *                                   Director                   March 24, 2000
------------------------------
Wayne A. Budd

          *                                   Director                   March 24, 2000
------------------------------
John M. Connors, Jr.

          *                                   Director                   March 24, 2000
------------------------------
Robert E. Fast, Esq.

          *                                   Director                   March 24, 2000
------------------------------
Dr. Kathleen Foley Feldstein

          *                                   Director                   March 24, 2000
------------------------------
Nelson S. Gifford

          *                                   Director                   March 24, 2000
------------------------------
Michael C. Hawley

          *                                   Director                   March 24, 2000
------------------------------
Edward H. Linde

          *                                   Director                   March 24, 2000
------------------------------
Judith A. McHale

          *                                   Director                   March 24, 2000
------------------------------
Richard F. Syron

          *                                   Director                   March 24, 2000
------------------------------
Robert J. Tarr, Jr.

* By: /s/ Thomas E. Moloney                                              March 24, 2000
   ---------------------------
    Thomas E. Moloney
    Attorney-in-Fact