Form 10-Q
period 2000-03-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2000-05-15
CIK 736260

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER: 1-15607


                     JOHN HANCOCK FINANCIAL SERVICES, INC.
               Exact name of registrant as specified in charter

                     DELAWARE                        04-3483032
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)



                              JOHN HANCOCK PLACE
                          BOSTON, MASSACHUSETTS 02117
                   (Address of principal executive offices)

                                (617) 572-0600
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [_]

  Number of shares outstanding of our only class of common stock as of May 3,
                                     2000:

                                  315,119,194

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31,
                                                                                      2000            DECEMBER 31,
                                                                                  (UNAUDITED)            1999
                                                                                  -------------------------------
                                                                                           (IN MILLIONS)
ASSETS

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
    (fair value: 2000--$11,099.1; 1999--$13,448.4)......................           $11,451.5            $13,800.3
   Available-for-sale--at fair value
    (cost: 2000--$15,465.5; 1999--$17,267.7)............................            15,473.6             17,069.6
Equity securities:
   Available-for-sale--at fair value
   (cost: 2000--$972.2; 1999--$1,088.1).................................             1,135.5              1,232.1
   Trading securities--at fair value
   (cost: 2000--$165.1; 1999--$53.8)....................................               229.8                 84.1
Mortgage loans on real estate...........................................             8,683.4             10,736.4
Real estate.............................................................               545.0                548.5
Policy loans............................................................               390.7              1,938.8
Short-term investments..................................................               336.8                166.9
Other invested assets...................................................             1,053.4              1,311.1
                                                                        -----------------------------------------
   Total Investments....................................................            39,299.7             46,887.8

Cash and cash equivalents...............................................             1,856.4              1,817.9
Accrued investment income...............................................               561.6                654.5
Premiums and accounts receivable........................................               274.1                215.6
Deferred policy acquisition costs.......................................             2,255.4              3,234.9
Reinsurance recoverable.................................................             1,841.0              1,872.6
Other assets............................................................             1,756.3              1,724.8
Closed block assets - Note 5............................................             9,451.8                    -
Separate accounts assets................................................            27,712.5             28,047.6
                                                                        -----------------------------------------
   Total Assets.........................................................           $85,008.8            $84,455.7
                                                                        =========================================

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                    MARCH 31,
                                                                                      2000            DECEMBER 31,
                                                                                  (UNAUDITED)            1999
                                                                                  -------------------------------
                                                                                           (IN MILLIONS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Future policy benefits..................................................           $21,846.2            $31,106.2
Policyholders' funds....................................................            13,702.1             15,562.3
Unearned revenue........................................................               448.2                490.2
Unpaid claims and claim expense reserves................................               309.6                358.9
Dividends payable to policyholders......................................                74.5                472.8
Short-term debt.........................................................               425.9                453.8
Long-term debt..........................................................               542.9                536.9
Income taxes............................................................                33.4                159.2
Other liabilities.......................................................             2,427.7              2,383.2
Closed block liabilities - Note 5.......................................            12,192.2                    -
Separate accounts liabilities...........................................            27,712.5             28,047.6
                                                                        -----------------------------------------
   Total Liabilities....................................................            79,715.2             79,571.1

Minority interest.......................................................                93.5                 93.5

Commitments and contingencies - Note 4

Shareholders' Equity - Notes 6 and 7
Common stock, $.01 par value; 2.0 billion shares authorized;
   315.1 million shares issued and outstanding..........................                 3.2                    -
Additional paid in capital..............................................             5,030.0                    -
Retained earnings.......................................................               147.5              4,825.0
Accumulated other comprehensive income..................................                19.4                (33.9)
                                                                        -----------------------------------------
   Total Shareholders' Equity...........................................             5,200.1              4,791.1
                                                                        -----------------------------------------
   Total Liabilities and Shareholders' Equity...........................           $85,008.8            $84,455.7
                                                                        =========================================

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       2000                 1999
                                                                        -----------------------------------------
                                                                                        (IN MILLIONS)
REVENUES
  Premiums..............................................................            $  531.6             $  554.3
  Universal life and investment-type product charges....................               205.0                148.8
  Net investment income.................................................               848.6                843.3
  Net realized investment gains, net of related amortization of deferred policy acquisition costs and amounts credited to
    participating pension contractholders (($0.7) and $79.4,
    respectively).......................................................                18.3                101.8
  Investment management revenues, commissions and
    other fees..........................................................               229.3                168.7
  Other revenue.........................................................                 2.8                  6.6
  Contribution from the closed block - Note 5...........................                28.7                    -
                                                                        -----------------------------------------
     Total revenues.....................................................             1,864.3              1,823.5

BENEFITS AND EXPENSES
  Benefits to policyholders, excluding amounts related to net realized investment gains credited to participating pension
    contractholders (($2.1) and $37.2, respectively)....................             1,018.1              1,029.5
  Other operating costs and expenses....................................               425.8                299.1
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment gains (($1.4) and
    $42.2, respectively)................................................                44.1                 75.8
  Dividends to policyholders............................................                65.9                120.8
                                                                        -----------------------------------------
     Total benefits and expenses........................................             1,553.9              1,525.2
                                                                        -----------------------------------------
Income before income taxes, extraordinary item and
  cumulative effect of accounting change................................               310.4                298.3
Income taxes............................................................               105.2                 91.1
                                                                        -----------------------------------------
Income before extraordinary item and cumulative effect of
  accounting change.....................................................               205.2                207.2

Extraordinary item - demutualization expenses, net of
  tax - Note 1..........................................................               (13.7)                (9.5)
Cumulative effect of accounting change, net of
  tax - Note 1..........................................................                   -                 (9.7)
                                                                        -----------------------------------------
Net income..............................................................            $  191.5             $  188.0
                                                                        =========================================

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                                 THREE MONTHS
                                                                               FOR THE PERIOD                   ENDED MARCH 31,
                                                                             FEBRUARY 1 THROUGH                      2000
                                                                               MARCH 31, 2000                      PRO FORMA
                                                                        -----------------------------------------------------------
                                                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
BASIC AND DILUTED EARNINGS PER COMMON SHARE - NOTES 6 AND 7:

Income before extraordinary item........................................           $  .47                           $  .65

Extraordinary item......................................................                -                             (.04)
                                                                        -----------------------------------------------------------

Net income per common share.............................................            $  .47                           $  .61
                                                                        ===========================================================

SHARE DATA:
Weighted-average shares used in basic earnings
   per common share calculations........................................             314.8                            314.8

Plus: incremental shares from
   assumed conversion of non-vested stock and stock options.............                .3                               .3
                                                                        -----------------------------------------------------------

Weighted-average shares used in diluted earnings
   per common share calculations........................................             315.1                            315.1
                                                                        ===========================================================

 The unaudited pro forma information above gives effect to the Reorganization and Initial Public Offering referred to in Notes 1 and 6.

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME


                                                                                   ACCUMULATED
                                                   ADDITIONAL                         OTHER              TOTAL
                                         COMMON     PAID IN       RETAINED        COMPREHENSIVE      SHAREHOLDERS'
                                         STOCK      CAPITAL       EARNINGS            INCOME             EQUITY
                                       ---------------------------------------------------------------------------
                                                                       (IN MILLIONS)
BALANCE AT JANUARY 1, 1999.............  $   -   $       -          $ 4,671.8               $283.4       $ 4,955.2

Comprehensive income:
  Net income...........................                                 188.0                                188.0
  Other comprehensive income,
     net of tax:
     Net unrealized losses.............                                                      (96.2)          (96.2)
     Foreign currency translation
       adjustment......................                                                        8.7             8.7
     Minimum pension liability.........                                                       (0.2)           (0.2)
                                                                                                        ----------
Comprehensive income...................                                                                      100.3
                                       ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999..............  $   -   $       -          $ 4,859.8               $195.7       $ 5,055.5
                                       ===========================================================================
BALANCE AT JANUARY 1, 2000.............  $   -   $       -          $ 4,825.0               $(33.9)      $ 4,791.1


Demutualization transaction............    2.2     3,373.3           (4,869.0)                            (1,493.5)
Initial public offering................    1.0     1,656.7                                                 1,657.7

Comprehensive income:
  Net income before demutualization....                                  44.0                                 44.0
  Net income after demutualization.....                                 147.5                                147.5
                                                                    ---------                            ---------
  Net income for the period............                                 191.5                                191.5

  Other comprehensive income,
     net of tax:
     Net unrealized gains..............                                                       50.6            50.6
     Foreign currency translation
       adjustment......................                                                        8.2             8.2
     Minimum pension liability.........                                                       (5.5)           (5.5)
                                                                                                        ----------
Comprehensive income...................                                                                      244.8
                                       ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000..............   $3.2   $ 5,030.0          $   147.5               $ 19.4       $ 5,200.1
                                       ===========================================================================

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                   2000        1999
                                                                                             -----------------------
                                                                                                   (IN MILLIONS)
Cash flows from operating activities:
 Net income..................................................................................  $   191.5   $   188.0
 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of discount - fixed maturities...............................................      (26.7)       (8.0)
   Realized investment gains, net............................................................      (18.3)     (101.8)
   Change in deferred policy acquisition costs...............................................      (93.6)      (36.4)
   Depreciation and amortization.............................................................       24.6        18.7
   Net cash flows from trading securities....................................................     (145.7)     (411.3)
   Increase in accrued investment income.....................................................      (43.2)      (38.0)
   (Increase) decrease in premiums and accounts
     receivable..............................................................................      (62.5)       55.9
   Decrease in other assets and other liabilities, net.......................................      272.2       587.8
   Increase in policy liabilities and accruals, net..........................................      247.6        55.9
   Increase (decrease) in income taxes.......................................................      102.9       (43.7)
   Initial cash transferred to the closed block..............................................     (158.6)          -
   Contribution from the closed block........................................................      (28.7)          -
                                                                                             -----------------------
                   Net cash provided by operating activities.................................      261.5       267.1

Cash flows from investing activities:
 Sales of:
   Fixed maturities held-to-maturity.........................................................          -        19.2
   Fixed maturities available-for-sale.......................................................    1,178.9     2,839.4
   Equity securities available-for-sale......................................................       42.2        24.8
   Real estate...............................................................................        8.9       521.6
   Short-term investments and other invested assets..........................................       11.0       233.8
 Maturities, prepayments and scheduled redemptions of:
   Fixed maturities held-to-maturity.........................................................      472.3       486.0
   Fixed maturities available-for-sale.......................................................      289.1       414.4
   Short-term investments and other invested assets..........................................       50.2        74.4
   Mortgage loans on real estate.............................................................      333.8       304.8
 Purchases of:
   Fixed maturities held-to-maturity.........................................................     (361.1)     (455.1)
   Fixed maturities available-for-sale.......................................................   (1,957.8)   (4,785.8)
   Equity securities available-for-sale......................................................      (47.3)      (40.4)
   Real estate...............................................................................       (9.2)      (53.8)
   Short-term investments and other invested assets..........................................     (258.5)     (570.5)
   Mortgage loans on real estate issued......................................................     (173.2)     (859.4)
   Cash received related to acquisition of business..........................................      126.3           -
   Other, net................................................................................       (5.4)       20.7
                                                                                             -----------------------
                Net cash used in investing activities........................................     (299.8)   (1,825.9)

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                               THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                 2000        1999
                                                                                           -----------------------
                                                                                                 (IN MILLIONS)
Cash flows from financing activities:
 Issuance of common stock..................................................................    1,657.7           -
 Payments to eligible policyholders under Plan of Reorganization...........................     (791.7)          -
 Universal life and investment-type contract deposits......................................    1,522.9     2,326.8
 Universal life and investment-type contract maturities and
        withdrawals........................................................................   (2,290.2)   (1,803.0)
 Issuance of long-term debt................................................................       10.0           -
 Repayment of long-term debt...............................................................      (18.0)          -
 Net (decrease) increase in commercial paper...............................................      (13.9)       98.9
                                                                                           -----------------------
          Net cash provided by financing activities........................................       76.8       622.7
                                                                                           -----------------------
          Net  increase (decrease) in cash and cash equivalents............................       38.5      (936.1)

Cash and cash equivalents at beginning of year.............................................    1,817.9     1,876.4
                                                                                           -----------------------
          Cash and cash equivalents at end of year.........................................  $ 1,856.4   $   940.3
                                                                                           =======================

             The accompanying notes are an integral part of these
                 unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Financial Services, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 1999 Form 10-K).

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Reorganization and Initial Public Offering

In connection with John Hancock Mutual Life Insurance Company's (the Mutual Company) Plan of Reorganization (the Plan), effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e. demutualized) and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. All policyholder membership interests in the Mutual Company were extinguished on that date and eligible policyholders of the Mutual Company received, in the aggregate, 212.8 million shares of common stock, $1,438.7 million of cash and $43.7 million policy credits as compensation. In addition, the Company established a closed block, to fund the guaranteed benefits and dividends of certain participating insurance policies. In connection with the Plan, the Mutual Company changed its name to John Hancock Life Insurance Company.

In addition, on February 1, 2000, the Company completed its initial public offering (IPO) in which 102.0 million shares of common stock were issued at a price of $17.00 per share. Net proceeds from the IPO were $1,657.7 million, of which $105.7 million was retained by the Company and $1,552.0 million was contributed to John Hancock Life Insurance Company.

Extraordinary Item

The accompanying unaudited consolidated statements of income reflect extraordinary expenses of $13.7 million and $9.5 million (net of tax of $2.3 million and $2.6 million, respectively) for the three months ended March 31, 2000 and 1999, respectively, relating to costs associated with the Company's demutualization.

Cumulative Effect of Accounting Change

On January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities," which requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The adoption of SOP 98-5 resulted in a charge to operations of $9.7 million (net of tax of $5.9 million) for the three months ended March 31, 1999 that was accounted for as a cumulative effect of accounting change.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

New Accounting Pronouncements

SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk under a method referred to as deposit accounting. SOP 98-7 is effective for fiscal years beginning after June 15, 1999. SOP 98-7 did not have a material impact on the Company's unaudited consolidated financial statements.

Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," provides guidance on how to account for the issuance of stock and stock options to employees of the Company. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Non-vested stock is generally recorded as compensation cost over the requisite vesting periods based on market value on the date of grant.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established and encourages accounting and disclosure requirements using a "fair-value based method" of accounting for stock-based employee compensation plans, but allows the use of the intrinsic value based method prescribed by APB Opinion No. 25. SFAS No. 123 amends APB Opinion No. 25 to require pro forma disclosures of net income and earnings per share as if the "fair-value based method" was used. The Company has elected to utilize the APB Opinion No. 25 method of accounting for stock-based compensation as described above, and has adopted the disclosure requirements of SFAS No. 123.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings.

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

Recent Acquisitions

On October 1, 1999, The Maritime Life Assurance Company (Maritime), an indirect majority owned Canadian subsidiary of the Company, completed its purchase of Aetna Canada Holdings Limited (Aetna Canada). On March 1, 2000, the Company acquired the individual long term care insurance business of Fortis, Inc. (Fortis). The pro forma results for the periods ending March 31, 2000 and March 31, 1999, assuming the acquisitions of Aetna Canada and Fortis had taken place as of the beginning of 2000 and 1999, respectively, would not be materially different from the reported results.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- SEGMENT INFORMATION

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment Management Segment. For additional information about the Company's business segments please refer to the Company's 1999 Form 10-K.

The following table summarizes selected financial information by segment for the three months ended or as of March 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income (in millions). Included in the Protection Segment for 2000 are the closed block assets and liabilities, as well as the contribution from the closed block, which is reflected in "Revenues" in the table below (see Note
5).

                                                            Retail                    Institutional
                                               Retail       Asset     Institutional    Investment    Corporate
                                             Protection   Gathering       G&SFP        Management    and Other   Consolidated
                                             -----------  ----------  --------------  -------------  ----------  -------------
AS OF OR FOR THE THREE MONTHS ENDED
MARCH 31, 2000
REVENUES:
      Segment revenues.....................   $   516.3   $   297.4       $   486.2        $   79.2  $   465.6      $ 1,844.7
      Realized investment gains (losses),
       net.................................         7.8         1.9            (7.4)              -       17.3           19.6
                                              -------------------------------------------------------------------------------
      Revenues.............................   $   524.1   $   299.3       $   478.8        $   79.2  $   482.9      $ 1,864.3
                                              ===============================================================================
      Net investment income................   $   175.0   $   102.6       $   424.6        $    5.6  $   140.8      $   848.6
NET INCOME:
      Segment after-tax operating income...   $    72.6   $    36.3       $    55.2        $   21.4  $    19.9      $   205.4
      Realized investment gains (losses),
       net.................................         4.8         1.2            (4.7)              -        9.9           11.2
      Restructuring charges................        (3.0)       (0.9)           (2.1)              -       (0.9)          (6.9)
      Extraordinary item...................        (2.6)       (0.6)           (0.6)              -       (9.9)         (13.7)
      Other demutualization related costs..        (6.7)       (1.4)           (1.6)              -       (0.5)         (10.2)
      Group pension dividend transfer......           -           -             5.7               -          -            5.7
                                              -------------------------------------------------------------------------------
      Net income...........................   $    65.1   $    34.6       $    51.9        $   21.4  $    18.5      $   191.5
                                              ===============================================================================
SUPPLEMENTAL INFORMATION:
      Inter-segment revenues...............   $       -   $       -       $       -        $   11.1  $   (11.1)     $       -
      Equity in net income of investees
      accounted for by the equity method...         0.9        (0.2)            0.5             5.5       30.6           37.3
      Amortization of deferred policy
      acquisition costs, excluding amounts
      related to realized investment gains.        13.5        15.1             0.7               -       14.8           44.1
      Segment assets.......................   $26,407.4   $14,337.6       $29,932.4        $2,253.9  $12,077.5      $85,008.8

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -- SEGMENT INFORMATION - (CONTINUED)


                                                           Retail                    Institutional
                                              Retail       Asset     Institutional     Investment    Corporate
                                            Protection   Gathering       G&SFP         Management    and Other   Consolidated
                                            -----------  ----------  --------------  --------------  ----------  -------------
AS OF OR FOR THE THREE MONTHS ENDED
MARCH 31, 1999
REVENUES:
      Segment revenues.....................  $   703.9   $   258.4       $   450.2        $   42.4    $  270.6      $ 1,725.5
      Realized investment gains (losses),
       net.................................       76.5         4.6            27.1             2.4       (12.6)          98.0
                                             --------------------------------------------------------------------------------
      Revenues.............................  $   780.4   $   263.0       $   477.3        $   44.8    $  258.0      $ 1,823.5
                                             ================================================================================
      Net investment income................  $   265.5   $    91.4       $   408.0        $   11.5    $   66.9      $   843.3
NET INCOME:
      Segment after-tax operating income...  $    32.1   $    32.1       $    58.4        $    8.7    $   12.1      $   143.4
      Realized investment gains (losses),
       net.................................       49.7         3.0            17.6             2.5        (1.3)          71.5
      Surplus tax..........................       (3.2)       (0.3)           (2.2)              -        (2.0)          (7.7)
      Extraordinary item...................       (6.3)       (1.4)           (1.5)              -        (0.3)          (9.5)
      Cumulative effect of accounting
      change...............................          -        (9.6)              -            (0.1)          -           (9.7)
                                             --------------------------------------------------------------------------------
      Net income...........................  $    72.3   $    23.8       $    72.3        $   11.1    $    8.5      $   188.0
                                             ================================================================================
SUPPLEMENTAL INFORMATION:
      Inter-segment revenues...............  $       -    $      -       $       -        $   11.1    $  (11.1)     $       -
      Equity in net income of investees
       accounted for by the equity method..        8.2        (0.1)            5.9               -         4.8           18.8
      Amortization of deferred policy
       acquisition costs, excluding
       amounts related to realized
       investment gains....................       55.7        11.6             0.7               -         7.8           75.8
      Segment assets.......................  $25,748.8   $13,316.3       $30,263.0        $3,482.4    $5,717.7      $78,528.2


NOTE 3 -- SEVERANCE

In 1999, the Company initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating portions of its operations. The plan consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

In connection with the restructuring plan, approximately 290 employees have been or will be terminated. These employees are or have been associated with operations in our Boston office and outside the home office. As of March 31, 2000, the liability for employee termination costs included in other liabilities was $27.9 million. Employee termination costs, included in other operating costs and expenses, was $10.8 million and $0.6 million for the three months ended March 31, 2000 and 1999, respectively. Of the total number of employees affected, approximately 277 were terminated as of March 31, 2000, having received benefit payments of approximately $8.2 million.

NOTE 4 -- CONTINGENCIES

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of March 31, 2000. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- CONTINGENCIES - (CONTINUED)


During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $465.7 million and $496.6 million at March 31, 2000 and December 31, 1999, respectively. There were no additional reserves recorded related to the settlement for the three months ended March 31, 2000 and 1999. The estimated reserve is based on a number of factors, including the estimated number of claims, the expected type of relief to be sought by class members (general relief or alternative dispute resolution), the estimated cost per claim and the estimated costs to administer the claims. During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's previous estimates, primarily due to additional outreach activities by regulatory authorities during 1998 encouraging class members to consider alternative dispute resolution relief. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. The Company will continue to update its estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional cost related to the settlement cannot be reasonably estimated.

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly owned subsidiaries of the Company. The Company retained its group long term care operations. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement. The Company has secured a $397.0 million letter of credit facility with a group of banks. The banks have agreed to issue a letter of credit to the Company pursuant to which the Company may draw up to $397.0 million for any claims not satisfied by UNICARE under the coinsurance agreement after the Company has incurred the first $113.0 million of losses from such claims. The amount available pursuant to the letter of credit agreement and any letter of credit issued thereunder automatically will be reduced on a scheduled basis consistent with the anticipated run-off of liabilities related to the business reinsured under the coinsurance agreement. The letter of credit agreement and any letter of credit issued thereunder are scheduled to expire on March 1, 2002. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -- CONTINGENCIES - (CONTINUED)

The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of March 31, 2000, would not be material.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- CLOSED BLOCK

Under the Plan, the Company created a closed block for the benefit of policies included therein. For a detail description of the closed block, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14--Subsequent Events in notes to consolidated financial statements in the Company's 1999 Form 10-K.

The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                                   MARCH 31,                 FEBRUARY 1,
                                                                                     2000                       2000
                                                                                  ----------                 -----------
                                                                                              (IN MILLIONS)
ASSETS
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
       (fair value: March 31--$2,273.1; February 1--$2,259.6)...........          $ 2,282.7                  $ 2,270.7
   Available-for-sale--at fair value
      (cost: March 31--$2,341.6; February 1--$2,275.1)..................            2,300.5                    2,199.2
Equity securities:
    Available-for-sale--at fair value
     (cost: March 31--$6.5; February 1--$6.4)...........................                3.7                        3.4
Mortgage loans on real estate...........................................            1,893.0                    1,875.9
Policy loans............................................................            1,556.3                    1,561.2
Other invested assets...................................................               (9.4)                       5.3
                                                                                  ---------                  ---------
   Total Investments....................................................            8,026.8                    7,915.7

Cash and cash equivalents...............................................              149.8                      158.6
Premiums and accounts receivable........................................               15.3                        4.0
Deferred policy acquisition costs.......................................            1,042.4                    1,062.5
Other assets............................................................              217.5                      202.2
                                                                                  ---------                  ---------
    Total Closed Block Assets...........................................          $ 9,451.8                  $ 9,343.0
                                                                                  =========                  =========

LIABILITIES
Future policy benefits..................................................          $ 9,772.9                  $ 9,732.8
Policyholders' funds....................................................            1,891.8                    1,885.4
Other liabilities.......................................................              527.5                      500.1
                                                                                  ---------                  ---------
    Total Closed Block Liabilities......................................          $12,192.2                  $12,118.3
                                                                                  =========                  =========

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- CLOSED BLOCK - (CONTINUED)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                             FOR THE PERIOD
                                                               FEBRUARY 1
                                                           THROUGH MARCH 31,
                                                                  2000
                                                           -----------------
                                                             (IN MILLIONS)
REVENUES
    Premiums..............................................      $171.9
    Net investment income.................................       108.9
    Realized investment gains, net........................         3.1
    Other revenue.........................................        (0.3)
                                                                ------

       Total revenues.....................................       283.6

BENEFITS AND EXPENSES
    Benefits to policyholders.............................       173.0
    Other operating costs and expenses....................        (3.1)
    Amortization of deferred policy acquisition costs.....         8.5
    Dividends to policyholders............................        76.5
                                                                ------
       Total benefits and expenses........................       254.9
                                                                ------

       Contribution from the closed block.................      $ 28.7
                                                                ======

NOTE 6 -- EARNINGS PER SHARE

The following is a computation of basic and diluted earnings per share. Basic earnings per shares is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period excluding dilutive effects of options, warrants or convertible securities. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities, such as options and non-vested stock grants, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

For purposes of the Company's unaudited earning per share and proforma earnings per share calculations, the weighted-average number of common shares outstanding during the respective periods for basic earnings per share was the 314.8 million shares issued in the Company's demutualization and IPO. The 314.8 million shares represent 212.8 million shares provided to eligible policyholders in connection with the demutualization and 102.0 million shares sold in the IPO. Dilutive securities to the Company's earning per share calculation represent the weighted-average shares outstanding after application of the treasury stock method to the 4.6 million options granted as part of the Company's Incentive Stock Plan and the 0.3 million non-vested shares granted to key employees during the period February 1 through March 31, 2000.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- EARNINGS PER SHARE - (CONTINUED)

                                                                                                 THREE MONTHS
                                                              FOR THE PERIOD                    ENDED MARCH 31,
                                                            FEBRUARY 1 THROUGH                       2000
                                                              MARCH 31, 2000                       PRO FORMA
                                                                (UNAUDITED)                       (UNAUDITED)
                                                            ------------------                ----------------
                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income.............................................               $147.5                            $191.5
                                                             ===============                  ================

Weighted-average shares outstanding (a)................                314.8                             314.8
  Dilutive securities
    Stock options......................................                   .2                                .2
    Non-vested stock...................................                   .1                                .1

Weighted-average shares outstanding                          ---------------                  ----------------
   assuming dilution (b)...............................                315.1                             315.1
                                                             ===============                  ================

Net income per share
  Basic................................................               $  .47                            $  .61
                                                             ===============                  ================
  Diluted..............................................               $  .47                            $  .61
                                                             ===============                  ================

(a) Used to compute basic earnings per share
(b) Used to compute diluted earnings per share


NOTE 7 -- STOCK COMPENSATION PLANS

On January 5, 2000, the Mutual Company, as sole shareholder of John Hancock Financial Services, Inc., approved and adopted the 1999 Long-Term Stock Incentive Plan (the Incentive Plan), which originally had been approved by the Board of Directors of the Company on August 31, 1999. Under the Incentive Plan, which became effective on February 1, 2000, the effective date of the Plan of Reorganization of the Mutual Company, options granted may be either non-qualified options or incentive stock options qualifying under Section 422 of the Internal Revenue Code. The Incentive Plan objectives include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire the Company's common stock.

The maximum number of shares of common stock available under the Incentive Plan is 5% of the total number of shares of common stock that were outstanding following the IPO. In addition, no more than 4% of these shares outstanding shall be available for awards of incentive stock options under the Incentive Plan, and no more than 1% of these shares outstanding shall be available for stock awards, which includes non-vested stock. The aggregate number of shares that may be covered by awards for any one participant over the period that the Incentive Plan is in effect shall not exceed 1% of these shares outstanding. Subject to these overall limits, there is no annual limit on the number of stock options or stock awards that may be granted in any one year.

The Incentive Plan has options exercisable at March 13, 2001 and 2002. The Company has granted 4.6 million options as of March 31, 2000. Options outstanding under the Incentive Plan were granted at a price equal to the market value of the stock on the date of grant, vest over a two-year period, and expire five years after the grant date.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- STOCK COMPENSATION PLANS - (CONTINUED)

The status of the Company's stock option plan is summarized below as of March 31:

                                    NUMBER OF SHARES  WEIGHTED-AVERAGE
                                     (IN THOUSANDS)    EXERCISE PRICE
                                    ----------------  ---------------
Outstanding at February 1, 2000               -                  -
  Granted                               4,562.4             $13.94
  Exercised                                   -                  -
  Canceled                                 34.1              13.94
                                        -------             ------

Outstanding at March 31, 2000           4,528.3              13.94

Options exercisable at:
   March 31, 2001                       2,264.2              13.94
   March 31, 2002                       2,264.1              13.94

On March 13, 2000, the Company granted 291,028 shares of non-vested stock to key personnel at a weighted-average grant price per share of $14.34. These grants of non-vested stock are forfeitable and vest at three or five years of service with the Company.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The estimated weighted-average grant date fair value per share of stock options granted during 2000 using the Black-Scholes option valuation model was $3.62. The fair value of 2000 options granted is estimated on the date of grant using the following assumptions: dividend yield of 1.8%, expected volatility of 24%, risk-free interest rate range of 4.8% to 5.6% depending on grant date, and an expected life ranging from 2 to 5 years.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- STOCK COMPENSATION PLANS - (CONTINUED)

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                               FOR THE PERIOD                    THREE MONTHS
                             FEBRUARY 1 THROUGH                 ENDED MARCH 31,
                               MARCH 31, 2000                         2000
                             ------------------                 ---------------
                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income:
   As reported                     $147.5                            $191.5
   Pro forma                        148.5                             192.5
Earnings per share
 Basic:
   As reported                        .47                               .61
   Pro forma                          .47                               .61
 Diluted:
   As reported                        .47                               .61
   Pro forma                          .47                               .61

At March 31, 2000, the Company had 4.5 million stock options outstanding with a weighted-average remaining contractual life of 4.9 years and a weighted-average exercise price of $13.94. As of March 31, 2000, no options are exercisable, because none are vested at that date.

The Company granted 291,028 shares of non-vested stock during the period February 1, 2000 to March 31, 2000 with a total grant-date exercise price of $4.2 million.

Stock Ownership Loan Program

In January 2000, the Company adopted a loan program whereby the Company may extend credit to key executives to purchase stock in order for them to meet mandatory stock ownership requirements. These full recourse loans bear interest at variable rates and principal and interest are payable no later than the death of the executive, termination of employment or five years. As of March 31, 2000, these loans receivable were $3.2 million and are recorded in other assets.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock or the Company) as of March 31, 2000, compared with December 31, 1999, and its consolidated results of operations for the three-month periods ended March 31, 2000 and March 31, 1999, and, where appropriate, factors that may affect future financial performance. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the period February 1, 2000 (the date the closed block became effective) through March 31, 2000 combined on a line by line basis with the results of operations outside the closed block for such period, as further discussed below. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission (hereafter referred to as the Company's 1999 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

  Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Important Factors that May Affect Future Results" included herein for a discussion of factors that could cause or contribute to such material differences.


THE REORGANIZATION AND INITIAL PUBLIC OFFERING

  The Board of Directors of John Hancock Mutual Life Insurance Company (the Mutual Company) unanimously adopted the Plan of Reorganization (the Plan) on August 31, 1999. Under the terms of the Plan, effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e. demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. All policyholder membership interests in the Mutual Company were extinguished on that date and eligible policyholders of the Mutual Company received, in aggregate, 212.8 million shares of common stock, $1,438.7 million of cash and $43.7 million of policy credits as compensation. In connection with the reorganization, the Mutual Company changed its name to John Hancock Life Insurance Company (the Life Company).

  In addition, on February 1, 2000, the Company completed its initial public offering (IPO) in which 102.0 million shares of common stock were issued at a price of $17.00 per share. Net proceeds from the IPO were $1,657.7 million, of which $105.7 million was retained by the Company and $1,552.0 million was contributed to the Life Company.

  Under the Plan, as of February 1, 2000, the Life Company created a closed block for the benefit of policies included therein. The purpose of the closed block is to protect the policy dividend expectations of the policies included in the closed block after demutualization. Unless the Commissioner of Insurance of the Commonwealth of Massachusetts and, in certain circumstances the New York Superintendent of Insurance, consent to an earlier termination, the closed block will continue in effect until the date none of such policies is in-force. As of February 1, 2000, the Company segregated closed block assets of $9,343.0 million, an amount that is expected to produce cash flows which, together with anticipated revenues from policies included in the closed block, is expected to be sufficient to provide for payment of policy benefits, taxes and direct asset acquisition and disposal costs, and for continuation of policy dividend scales payable in 1999, so long as the experience underlying such dividend scales continues. The assets allocated to the closed block and any cash flows provided by these assets will solely benefit the holders of policies included in the closed block. As of February 1, 2000, when the closed block was established, total closed block liabilities were $12,118.3 million.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

  If the assets allocated to the closed block, the cash flows therefrom and the revenues from the closed block business prove to be insufficient to pay the benefits guaranteed under the policies included in the closed block, the Life Company will be required to make payments from its general funds in an amount equal to the shortfall. We funded the closed block to provide for payment of guaranteed benefits on such policies and for continuation of dividends paid under 1999 policy dividends scales, assuming the experience underlying such dividend scales continues. Therefore, we do not believe it will be necessary to use general funds to pay guaranteed benefits on closed block business unless the closed block business experiences substantial adverse deviations in investment, mortality, persistency or other experience factors.

  For additional information on the closed block see Note 5 to the unaudited consolidated financial statements and the Company's 1999 Form 10-K.

  The costs relating to the demutualization, excluding costs relating to the offering, were approximately $135.9 million, net of income taxes, of which $23.9 million and $9.5 million was recognized in the three-months ending
March 31, 2000 and 1999, respectively. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS--DISPOSED
BUSINESSES

  We have disposed of a business at the end of the first quarter of 1999, which affected the comparability of our results of operations. On March 31, 1999, we completed the sale of Unigard Security Insurance Company ("USIC") and John Hancock Insurance Co. of Bermuda Ltd. ("John Hancock Bermuda"). The sale of USIC was completed by entering into a 100% quota share reinsurance agreement with a third party reinsurer and then through a stock sale. We also sold 100% of the stock of John Hancock Bermuda, which offered reinsurance products and services. Assets and liabilities transferred in connection with both sales amounted to $381.0 million and $161.8 million, respectively. The sale of USIC resulted in an after-tax loss of $16.8 million. John Hancock Bermuda was sold for its net book value, which resulted in the recognition of no gain or loss.

  In order to enhance comparability, the following discussion of our results of operations is supplemented, where appropriate, by financial information of the disposed businesses in each period presented.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

RESULTS OF OPERATIONS

  The table below presents the consolidated results of operations for the three-months ended March 31, 2000 and 1999, respectively. For comparability with prior periods, the table below includes the results of operations of the closed block for the period February 1, 2000 through March 31, 2000 combined on a line by line basis with the results of operations outside the closed block.


                                                     THREE-MONTHS ENDED
                                                          MARCH 31,
                                                 ----------------------------
                                                    2000                1999
                                                 ---------           ---------
                                                         (IN MILLIONS)

Revenues(1)                                       $2,119.2            $1,823.5

Benefits and expenses(1)                           1,808.8             1,525.2
                                                  ---------           --------

Income before income taxes, extraordinary
  item and cumulative effect of accounting
  change                                             310.4               298.3


Income taxes                                         105.2                91.1
                                                  ---------           --------

Income before extraordinary item and
  cumulative effect of accounting change             205.2               207.2
                                                  ---------           --------
Extraordinary item - demutualization
  expenses, net of tax                               (13.7)               (9.5)
Cumulative effect of accounting change                  --                (9.7)
                                                  ---------           --------

Net income                                        $  191.5            $  188.0
                                                  =========           ========

(1) Revenues and benefits and expenses for the three-months ended March 31, 2000 exclude $254.9 million in closed block expenses. These expenses are included in revenues in the contribution from the closed block on the unaudited consolidated statement of income for the three-months ended March 31, 2000.

THREE-MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE-MONTHS ENDED MARCH 31, 1999

  Consolidated income before income taxes, extraordinary item and cumulative effect of accounting change, of $310.4 million, for the three-months ended
March 31, 2000 increased by $12.1 million, or 4.1%, reported in the comparable prior year period. The increase is primarily attributable to an increase of $17.8 million in income before income taxes, extraordinary item and cumulative effect of accounting change in the Investment Management Segment due to one-time fees in the timber investment management unit and an increase of $45.3 million in the Corporate and Other Segment due to $13.4 million in earnings on IPO proceeds and an $16.8 million loss on the sale of USIC and John Hancock Bermuda in the three-months ended March 31, 1999. The Protection Segment's income before income taxes, extraordinary item and cumulative effect of accounting change decreased $20.7 million, or 17.1%, for the three-months ended March 31, 2000 compared to the three-months ended March 31, 1999 due to a decrease in realized gains of $68.8 million partially offset by operating results. The Guaranteed and Structured Financial Products Segment's income before income taxes, extraordinary item and cumulative effect of accounting change decreased
$30.8 million, or 27.8%, due to a decrease in realized gains of $38.1 million, or 124.3%, partially offset by the strong operating results. The Company generated $101.8 million in pre-tax capital gains in the three-months ended March 31, 1999 while generating $21.4 million in pre-tax capital gains for the three-months ended March 31, 2000. The large balance of capital gains generated in 1999 were the result of an ongoing initiative to divest the Company of real estate investments.

  Revenues of $2,119.2 million for the three-months ended March 31, 2000 increased $295.7 million, or 16.2%, compared to the three-months ended March 31, 1999, primarily due to a $176.5 million, or 97.5%, increase in revenues in our international operations attributable to the acquisition of Aetna Canada. Asset Gathering Segment revenues increased $36.3 million, or 13.8%, primarily due to approximately

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

$15.9 million in management advisory fees from the mutual funds business and $11.2 million in net investment income driven by the fixed annuity business. Investment Management Segment revenues increased $34.4 million, or 76.8%, primarily due to $35.5 million in one-time fees in the timber investment management unit, partially offset by a decrease in net investment income. The one-time fee is a performance-based payment from the timber investment management unit's largest client for restructuring an asset management contract.

  Benefits and expenses of $1,808.8 million for the three-months ended March 31, 2000 increased $283.6 million, or 18.6%, compared to the three-months ended March 31, 1999, primarily due to an increase of $176.1 million in international operations which includes the acquisition of Aetna Canada. Benefits and expenses in the Guaranteed and Structured Financial Products Segment and the Investment Management Segment increased $32.3 million, or 8.8%, and $16.8 million, or 68.1%, respectively for the quarter ended March 31, 2000. The Guaranteed and Structured Financial Products Segment's increase in benefits and expenses of $32.3 million was primarily due to benefits incurred during the three-months ended March 31, 2000 on a $339.0 million Montgomery Ward single premium annuity sale in 1999. The Investment Management Segment's increase in benefits and expenses of $16.8 million was primarily due to incentive payments to employees of $12.3 million driven by the one-time performance-based fee received in the timber investment management unit. Operating expenses increased as a percentage of average assets under management from 0.28% as of March 31, 1999 to 0.43% as of March 31, 2000 primarily due to increases in incentive payments to employees.

RESULTS OF OPERATIONS BY SEGMENT

  We operate our business in five segments. Two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment and the Investment Management Segment.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

  A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                             THREE-MONTHS
                                                             ENDED MARCH 31,
                                                        -----------------------
                                                          2000           1999
                                                        --------       --------
                                                             (IN MILLIONS)
SEGMENT DATA: (1)
SEGMENT AFTER-TAX OPERATING INCOME:
  Protection Segment................................... $ 72.6          $ 32.1
  Asset Gathering Segment..............................   36.3            32.1
                                                        ------          ------
    Total Retail.......................................  108.9            64.2
  Guaranteed and Structured Financial Products
    Segment............................................   55.2            58.4
  Investment Management Segment........................   21.4             8.7
                                                        ------          ------
    Total Institutional................................   76.6            67.1
  Corporate and Other Segment..........................   19.9            12.1
                                                        ------          ------
  Total segment after-tax operating income.............  205.4           143.4

AFTER-TAX ADJUSTMENTS: (1)
  Realized investment gains, net (1)...................   11.2            71.5
  Restructuring charges................................   (6.9)              -
  Group pension dividend transfer......................    5.7               -
  Other demutualization related costs..................  (10.2)              -
  Surplus tax..........................................      -            (7.7)
                                                        ------          ------
  Total after-tax adjustments..........................   (0.2)           63.8
                                                        ------          ------

GAAP REPORTED:
  Income before extraordinary item and cumulative
   effect of accounting change.........................  205.2           207.2

  Extraordinary item demutualization expenses,
   net of tax..........................................  (13.7)           (9.5)
  Cumulative effect of accounting change...............      -            (9.7)
                                                        ------          ------
  Net income........................................... $191.5          $188.0
                                                        ======          ======

(1)  See "Adjustments to GAAP Reported Net Income" set forth below.

--------------
ADJUSTMENTS TO GAAP REPORTED NET INCOME

   Our GAAP reported net income was significantly affected by net realized investment gains and losses and unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income to segment after-tax operating income in Note 2 -- Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows.

   In both periods, net realized investment gains and losses, except for gains and losses from mortgage securitizations, mezzanine funds and investments backing our short-term funding agreements, which we exited in 1999, have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. The volatility between periods can be impacted by fluctuations in the market, as well as by changes in the volume of activity, which can be influenced by us and our investment decisions. Realized investment gains and losses from mortgage securitizations, mezzanine funds and investments backing our short-term funding agreements were not excluded from segment after-tax operating income because we view the related gains and losses as in integral part of the core business of those operations.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

     Net realized investment gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to participating pension contractholder accounts. We believe presenting realized investment gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment gains per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment gains to calculate segment after-tax operating income for the three-months ended March 31, 2000 and 1999.

                                                         THREE-MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                      2000                1999
                                                     ------              ------
                                                          (IN MILLIONS)
Net realized investment gains....................    $20.6              $181.2
Less amortization of deferred policy acquisition
 costs related to net realized investment gains       (1.3)              (42.2)
Add amounts credited to participating pension
 contractholder accounts.........................      2.1               (37.2)
                                                     -----              ------
Net realized investment gains, net of related
 amortization of deferred policy acquisition
 costs and amounts credited to participating
 pension contractholders per unaudited
 consolidated financial statements (1)...........     21.4               101.8
Less realized investment gains attributable
 to mortgage securitizations, mezzanine funds
 and investments backing short-term funding
 agreements......................................     (1.8)               (3.8)
                                                     -----              ------
Realized investment gains, net -
 pre-tax adjustment to calculate segment
 operating income................................     19.6                98.0
Less income tax effect...........................     (8.4)              (26.5)
                                                     -----              ------
Realized investment gains, net -
 after-tax adjustment to calculate segment
 operating income................................    $11.2              $ 71.5
                                                     =====              ======

(1) Net realized investment gains, net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders for the three-months ended March 31, 2000 includes
     $3.1 million in net realized gains generated in the closed block. This balance is included in contribution from the closed block in the unaudited consolidated financial statements.
-----------------
     The Company incurred after-tax charges for demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for demutualization related expenses were $10.2 million for the three-months ended March 31, 2000 and no such costs were incurred in the three-months ended March 31, 1999.

     The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 3 -- Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs were $6.9 million for the three-months ended March 31, 2000 and no such costs were incurred for the three-months ended March 31, 1999.

     During the fourth quarter of 1999, the Company recorded a $205.8 million after-tax charge for the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account within the Corporate and Other Segment. The assets included investments in certain subsidiaries

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

and the home office real estate complex. Certain group contracts have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Certain participating contractholders participate in contract experience related to net investment income and realized capital gains and losses in the general account. These participating contractholders were compensated for transferred assets based on the fair value of the assets transferred. The difference between the fair value and carrying value of the assets transferred were credited to affected participating contractholders through crediting rates and dividends on their contracts. The $5.7 million after-tax credit occurring in the first quarter of 2000 is a change in estimate of this transaction based on information that became available in 2000.

     Effective in the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies. The mutual company surplus tax of $7.7 million has been excluded from after-tax operating income for the three-months ended March 31, 1999.

RETAIL-PROTECTION SEGMENT

  The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                         THREE-MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                        2000            1999
                                                      -------         ---------
                                                           (IN MILLIONS)
    Revenues (1).....................................  $771.2           $703.9

    Benefits and expenses............................   663.4            659.0

    Income taxes.....................................    35.2             12.8
                                                       ------           ------
    Segment after-tax operating income (1)...........    72.6             32.1
                                                       ------           ------
    AFTER-TAX ADJUSTMENTS: (1)
      Realized investment gains, net (1).............     4.8             49.7
      Other demutualization related costs............    (6.7)               -
      Restructuring charges..........................    (3.0)               -
      Surplus tax....................................       -             (3.2)
                                                       ------           ------
     Total after-tax adjustments.....................    (4.9)            46.5
                                                       ------           ------
    GAAP REPORTED:
    Income before extraordinary item.................    67.7             78.6
    Extraordinary item - demutualization
        expenses, net of tax.........................    (2.6)            (6.3)
                                                       ------           ------
    Net income.......................................  $ 65.1           $ 72.3
                                                       ======           ======
    OTHER DATA:
    Segment after-tax operating income (loss):
      Non-traditional life (variable and
       universal life)...............................  $ 26.2           $ 13.8
      Traditional life...............................    34.5             12.9
      Individual long term care......................     8.8              6.7
      Group long term care...........................     3.2              0.9
      Other..........................................    (0.1)            (2.2)
                                                       ------           ------
    Segment after-tax operating income (1)...........  $ 72.6           $ 32.1
                                                       ======           ======

(1)  See "Adjustments to GAAP Reported Net Income" included in this MD&A.

                    JOHN HANCOCK FINANCIAL SERVICES, INC.

THREE-MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE-MONTHS ENDED MARCH 31, 1999

  Segment after-tax operating income was $72.6 million for the three-months ended March 31, 2000, an increase of $40.5 million, or 126.2%, from $32.1 million for the three-months ended March 31, 1999. Non-traditional life insurance business after-tax operating income increased $12.4 million, or 89.9%, primarily due to an increase in universal life and investment type product charges due to growth in the variable life insurance in-force. This increase was partially offset by benefits to policyholders from higher claims volume. Traditional life insurance business after-tax operating income increased
$21.6 million, or 167.4%, primarily resulting from lower operating expenses, lower benefits to policyholders, improved investment income and lower DAC amortization. Individual long term care insurance business after-tax operating income increased $2.1 million, or 31.3%, resulting from lower expenses, higher investment income resulting from an increase in invested assets, and lower DAC amortization. Group long term care insurance business after-tax operating income increased $2.3 million, or 255.6%, due to increased premiums and lower operating expenses.

  Revenues were $771.2 million for the three-months ended March 31, 2000, an increase of $67.3 million, or 9.6%, from $703.9 million for the three-months ended March 31, 1999. Premiums increased $12.7 million, or 3.5%, primarily due to an increase in long term care insurance premiums, which increased
$29.5 million, or 48.3%, resulting from both additional premium assumed relating to the acquisition of Fortis, and continued growth in the business. Partially offsetting this increase was a decline in traditional life insurance premiums of $18.8 million, or 6.7%, attributed to lower first year and renewal premiums, as customers continued to focus on variable and universal life products, and increased ceded premiums on the growing term insurance business, which has been 80% reinsured since the product was first introduced in 1995. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $111.3 million for the three-months ended
March 31, 2000, an increase of $36.5 million, or 48.8%, from $74.8 million for the three months ended March 31, 1999. This increase was due primarily to growth of the variable life insurance in-force, before reinsurance, to $64,120.2 million at March 31, 2000, from $58,042.5 million at March 31, 1999.
Net investment income increased $18.3 million, or 6.9%, primarily due to an increase in the portfolio yields.

  Benefits and expenses were $663.4 million for the three-months ended
March 31, 2000, an increase of $4.4 million, or 0.7%, from $659.0 million for the three-months ended March 31, 1999. Benefits to policyholders increased
$15.3 million, or 3.8%, due to increased volume of claims paid in the non-traditional life insurance business and increased reserve balances in the retail long term care insurance business, associated with lower lapses and growth of the business. Partially offsetting these increases were lower benefits to policyholders in the traditional life insurance business. Other operating costs and expenses increased $10.6 million, or 12.4%, primarily due to an increase of $16.6 million in operating expenses on non-traditional life insurance products mainly attributable to an increase in reinsurance expense. Dividends to policyholders increased $12.2 million, or 11.1%, primarily due to normal growth of dividends on traditional life insurance products. Amortization of deferred policy acquisition costs decreased $33.7 million, or 60.5%, due to both lower current quarter amortization, partially due to better separate account performance in the non-traditional life insurance business, and higher amortization in the first quarter of 1999. The Segment's effective tax rate on operating income was 32.7% and 28.5% for the three-months ended March 31, 2000 and 1999, respectively. This increase in the effective tax rate is primarily due to the transfer of tax preferenced assets to the Corporate and Other Segment.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


RETAIL-ASSET GATHERING SEGMENT

  The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                         THREE-MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                      2000               1999
                                                    --------            ------
                                                           (IN MILLIONS)
Revenues (1)......................................  $297.4              $258.4

Benefits and expenses.............................   242.8               210.5

Income taxes......................................    18.3                15.8
                                                    ------              ------

Segment after-tax operating income (1)............    36.3                32.1
                                                    ------              ------

AFTER-TAX ADJUSTMENTS: (1)
  Realized investment gains, net (1)..............     1.2                 3.0
  Other demutualization related costs.............    (1.4)                  -
  Restructuring charges...........................    (0.9)                  -
  Surplus tax.....................................       -                (0.3)
                                                    ------              ------
Total after-tax adjustments.......................    (1.1)                2.7
                                                    ------              ------

GAAP REPORTED:
Income before extraordinary item and
    cumulative effect of accounting change........    35.2                34.8
Extraordinary item - demutualization
    expenses, net of tax..........................    (0.6)               (1.4)
Cumulative effect of accounting change............       -                (9.6)
                                                    ------              ------
Net income........................................  $ 34.6              $ 23.8
                                                    ======              ======

(1)  See "Adjustments to GAAP Reported Net Income" included in this MD&A.

----------
THREE-MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE-MONTHS ENDED MARCH 31, 1999

  Segment after-tax operating income was $36.3 million for the three-months ended March 31, 2000, an increase of $4.2 million, or 13.1%, from $32.1 million reported in the comparable prior year period. Annuity business after-tax operating income was $25.8 million for the three-months ended March 31, 2000, an increase of $8.1 million, or 45.8%, primarily due to an increase in variable annuity product charges, resulting from higher average account balances, and higher investment income in fixed annuities on higher invested assets. Spreads decreased 7 basis points to 1.86% for the three-months ended March 31, 2000 from 1.93% for the three-months ended March 31, 1999. The average interest credited rate increased 23 basis points to 5.74% from 5.51%, while the earned interest rate increased 16 basis points to 7.60% from 7.44%. Mutual funds after-tax operating income decreased $2.7 million, or 19.1%, primarily due to lower asset based fees as a result of a decrease in average assets under management of 4.9%.

  Revenues were $297.4 million for the three-months ended March 31, 2000, an increase of $39.0 million, or 15.1%, from $258.4 million reported for the comparable prior year period. The increased revenue was due to higher net investment income arising in the fixed annuity business, higher investment-type product charges arising in variable annuity business and higher commission revenue on front-end load charge mutual fund sales. Net investment income was $102.6 million for the three-months ended March 31, 2000, an increase of $11.2 million, or 12.3%, from $91.4 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products was 7.60% for the three-months ended March 31, 2000 compared to 7.44% reported in the comparable prior year period, reflecting higher market interest rates on new fixed income investments. Investment-type product charges were $35.6 million for the three-months ended March 31, 2000, an increase of $7.4 million, or 26.2%, from $28.2 million reported for the comparable prior year period. The increase in investment-type product fees is primarily due to growth in average variable annuity separate account liabilities, which increased 15.8% to $7,780.0 million for the three-months ended March 31, 2000 from $6,717.2 million reported in the comparable prior year period. Mortality and expense fees as a percentage of average account balances were 1.39% and 1.35% for the three-months ended March 31, 2000 and 1999, respectively.

  Investment management revenues, commissions, and other fees were $151.0 million for the three-months ended March 31, 2000, an increase of $15.9 million, or 11.8%, from $135.1 million for the comparable prior year period. Average mutual fund assets under management was $32,873.3 million for the three-months ended March 31, 2000, a decrease of $1,687.3 million or 4.9%, from $34,560.6 million reported in the comparable prior year period, primarily due to net redemptions. Net redemptions for the three-months ended March 31, 2000 were $304.0 million compared to $491.2 million reported in the comparable prior year period, an improvement of $187.2 million, or 38.1%, primarily due to conservation initiatives of the Company. Investment advisory fees were $47.8 million for the three-months ended March 31, 2000, a decrease of $5.3 million, or 10.0%, from $53.1 million reported in the comparable prior year period and were 0.58% and 0.61% of average mutual fund assets under management for the three-months ended March 31, 2000 and 1999, respectively. Underwriting and distribution fees increased $19.3 million, or 26.5%, to $92.2 million for the three-months ended March 31, 2000 primarily due to the increase in front-end load charge mutual fund sales and accordingly, commission revenue. Shareholder service and other fees were $12.5 million for the three-months ended March 31, 2000 compared to $10.1 million reported in the comparable prior year period, primarily reflecting an increase in the average number of customer accounts.

  Benefits and expenses increased $32.3 million, or 15.3%, to $242.8 million for the three-months ended March 31, 2000 from $210.5 million reported in the comparable prior year period. Benefits to policyholders increased $9.4 million, or 13.4%, primarily due to an increase in interest credited on fixed annuity account balances. Interest credited on fixed annuity account balances increased primarily due to higher average account balances. Other operating costs and expenses increased $19.5 million, or 15.2%, to $147.8 million for the three-months ended March 31, 2000 from $128.3 million reported in the comparable prior year period. The increase was primarily due to the increase in commission fees incurred in the mutual fund business, primarily the result of increased front-end load charge mutual fund sales. In addition, other operating costs and expenses increased due to increases in commission expense in the Signator Financial Network. These increases were partially offset by a decrease in other operating expenses driven primarily by increased deferrals of acquisition expenses in the annuities business. Amortization of deferred policy acquisition costs increased $3.5 million, or 30.2%, to $15.1 million for the three-months ended March 31, 2000 from $11.6 million reported in the comparable prior year period, primarily due to higher profits. The Segment's effective tax rate on operating income was 33.5% and 33.0% for the three-months ended March 31, 2000 and 1999, respectively. This increase in the effective tax rate is primarily due to the transfer of tax preferenced assets to the Corporate and Other Segment.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


INSTITUTIONAL-GUARANTEED AND STRUCTURED FINANCIAL PRODUCTS SEGMENT

  The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                        THREE-MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                      2000               1999
                                                    --------            ------
                                                          (IN MILLIONS)
Revenues (1)......................................  $486.2              $450.2

Benefits and expenses.............................   402.0               366.5

Income taxes......................................    29.0                25.3
                                                    ------              ------

Segment after-tax operating income (1)............    55.2                58.4
                                                    ------              ------

AFTER-TAX ADJUSTMENTS: (1)
  Realized investment gains (losses), net (1).....    (4.7)               17.6
  Restructuring charges...........................    (2.1)                  -
  Other demutualization related costs.............    (1.6)                  -
  Group pension dividend transfer.................     5.7                   -
  Surplus tax.....................................       -                (2.2)
                                                    ------              ------
Total after-tax adjustments.......................    (2.7)               15.4
                                                    ------              ------

GAAP REPORTED:
Income before extraordinary item..................    52.5                73.8
Extraordinary item - demutualization
    expenses, net of tax..........................    (0.6)               (1.5)
                                                    ------              ------
Net income........................................  $ 51.9              $ 72.3
                                                    ======              ======

OTHER DATA:
Segment after-tax operating income:
  Spread-based products:
    GICs and funding agreements...................  $ 35.4              $ 43.9
    Single premium annuities......................    12.0                 4.8
  Fee-based products..............................     7.8                 9.7
                                                    ------              ------
Segment after-tax operating income (1)............  $ 55.2              $ 58.4
                                                    ======              ======

(1)  See "Adjustments to GAAP Reported Net Income" included in this MD&A.

--------------
THREE-MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE-MONTHS ENDED MARCH 31, 1999

  Segment after-tax operating income was $55.2 million for the three-months ended March 31, 2000, a decrease of $3.2 million, or 5.5%, from $58.4 million reported in the comparable prior year period. In December 1999 the Company exited the short-term funding agreement business. The short-term funding agreement business generated $13.7 million in after-tax operating income for the three-months ended March 31, 1999. Spread-based products after-tax operating income decreased $1.3 million, or 2.7%, primarily due to the elimination of the short-term funding agreement product at the end of 1999. Fee-based products after-tax operating income decreased $1.9 million to $7.8 million for the three-months ended March 31, 2000 from $9.7 million reported in the comparable prior year period primarily due to an increase in income taxes resulting from fewer permanent tax deductions available in the current period as compared to the comparable prior year period.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


  Revenues increased $36.0 million, or 8.0%, to $486.2 million for the three-months ended March 31, 2000 from $450.2 million reported in the comparable prior year period, largely due to a $24.2 million increase in premiums.
The Structured Settlement product, introduced during the last half of 1999, contributed $14.1 million in premiums in the current period, single premium annuity premiums improved $4.3 million, and terminal funding premiums improved by $3.9 million from the comparable prior period. Investment-type product charges were $17.0 million for the three-months ended March 31, 2000, a decrease of $0.7 million, or 4.0%, primarily due to lower expense recoveries from participating contracts. Investment-type product charges were 0.55% and 0.63% of average fee-based policy reserves for the three-months ended March 31, 2000 and 1999, respectively. Net investment income increased $16.6 million, or 4.1%, for the three-months ended March 31, 2000 compared to the prior year period, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $360.2 million, or 2.2% to $17,111.5 million for the three-months ended March 31, 2000 from $16,751.3 million reported in the comparable prior year period. The average investment yield on these invested assets increased to 8.58% for the three-months ended March 31, 2000 compared to 8.54% reported in the prior year period, reflecting the reinvestment of proceeds from lower-yielding fixed maturities into relatively higher-yielding securities.

  Benefits and expenses increased $35.5 million, or 9.7%, to $402.0 million for the three-months ended March 31, 2000 from $366.5 million reported in the comparable prior year period. The increase was largely due to a $15.1 million increase in benefits to policyholders as a result of increased sales of single premium annuity contracts combined with interest credited on account balances for spread-based products, which was $277.7 million for the three-months ended March 31, 2000, an increase of $13.8 million, or 5.2%, from $263.9 million reported in the comparable prior year period. The increase in interest credited was due to an increase in average account balances for spread-based products of $208.2 million to $16,275.2 million for the three-months ended March 31, 2000 from $16,067.0 million reported in the comparable prior year period combined with an increase in the average interest credited rate on account balances for spread-based products, which was 7.00% for the three-months ended March 31, 2000 compared to 6.81% reported in the prior year period. The increase in the average interest credited rate on account balances for spread-based products was primarily due to general increases in interest rates and their impact on new contracts and on existing contracts that are subject to resets of crediting rates. Other operating costs and expenses were $15.3 million for the three-months ended March 31, 2000, a decrease of $9.5 million, or 38.3%, from $24.8 million reported in the comparable prior year period. The decrease was primarily due to lower systems expenses related to projects completed during 1999. Dividends of $7.5 million for the three-months ended March 31, 2000, increased $3.5 million, or 87.5%, from $4.0 million reported in the comparable prior year period, reflecting a higher level of distributable surplus in participating contractholder accounts. The Segment's effective tax rate on operating income was 34.4% and 30.2% for the three months ended March 31, 2000 and 1999, respectively. This increase in the effective tax rate is primarily due to the transfer of tax preferenced assets to the Corporate and Other Segment.

INSTITUTIONAL-INVESTMENT MANAGEMENT SEGMENT

  The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                        THREE-MONTHS ENDED
                                                             MARCH 31,
                                                     ------------------------
                                                      2000               1999
                                                     ------             -----
                                                          (IN MILLIONS)
Revenues (1)......................................   $79.2              $42.4

Benefits and expenses.............................    43.1               26.6

Income taxes......................................    14.7                7.1
                                                     -----              -----

Segment after-tax operating income (1)............    21.4                8.7
                                                     -----              -----

AFTER-TAX ADJUSTMENTS: (1)
  Realized investment gains, net (1)..............       -                2.5
                                                     -----              -----
Total after-tax adjustments.......................       -                2.5
                                                     -----              -----

GAAP REPORTED:
Income before cumulative effect of
    accounting change.............................    21.4               11.2
Cumulative effect of accounting change............       -               (0.1)
                                                     -----              -----
Net income........................................   $21.4              $11.1
                                                     =====              =====

(1)  See "Adjustments to GAAP Reported Net Income" included in this MD&A.
-----------
THREE-MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE-MONTHS ENDED MARCH 31, 1999

  Segment after-tax operating income was $21.4 million for the three-months ended March 31, 2000, an increase of $12.7 million, or 146.0%, from $8.7 million reported in the comparable prior year period. The increase was primarily due to higher investment advisory fees.

  Revenues increased $36.8 million, or 86.8%, to $79.2 million for the three-months ended March 31, 2000 from $42.4 million reported in the comparable prior year period. Net investment income was $5.6 million for the three-months ended March 31, 2000, a decrease of $5.9 million from $11.5 million reported in the comparable prior year period. The decrease in net investment income was due to a reduction of assets held for sale related to collateralized bond obligations. Investment management revenues, commissions, and other fees increased $40.8 million, or 132.9%, for the three-months ended March 31, 2000, primarily due to an increase in investment advisory fees, which increased $40.7 million to $69.9 million for the three-months ended March 31, 2000 compared to $29.2 million reported in the prior year period. The increase in investment advisory fees was primarily due to a $35.5 million incentive fee receipt in connection with the restructuring of a timber management contract and a $4.8 million performance fee received by the mezzanine fund manager. Investment advisory fees were 0.71% and 0.29% of average advisory assets under management in 2000 and 1999, respectively. Mortgage origination and servicing fees were $1.6 million for the three-months ended March 31, 2000 compared to $1.5 million in 1999. Realized investment gains increased $1.8 million for the three-months ended March 31, 2000, primarily due to a gain on a commercial mortgage backed securitization done in the first quarter of 2000. There were no commercial mortgage backed securitizations closed in the first quarter of 1999.

  Benefits and expenses were $43.1 million for the three-months ended March 31, 2000, an increase of $16.5 million, or 62.0%, from $26.6 million reported in the comparable prior year period.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


The increase was primarily due to a $12.3 million incentive compensation payment related to the receipt of the incentive fee on the timber management contract and a $2.7 million performance fee paid for the management of the mezzanine fund. Other operating costs and expenses were 0.43% and 0.28% of average advisory assets under management in 2000 and 1999, respectively. The Segment's effective tax rate on operating income was 40.7% and 44.9% for the three-months ended March 31, 2000 and 1999, respectively. The effective tax rate for the Institutional Investment Management Segment are higher than our other business segments due to the state tax on certain subsidiaries.

CORPORATE AND OTHER SEGMENT

  The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                 THREE-MONTHS ENDED
                                                                      MARCH 31,
                                                         --------------------------------
                                                           2000                    1999
                                                         -------                  -------
                                                                   (IN MILLIONS)
Revenues (1)...........................................  $465.6                    $270.6

Benefits and expenses..................................   440.3                     247.2

Income taxes...........................................     5.4                      11.3
                                                         -------                  -------

Segment after-tax operating income (1).................    19.9                      12.1
                                                         -------                  -------

AFTER-TAX ADJUSTMENTS: (1)
 Realized investment gains (losses), net (1)...........     9.9                      (1.3)
 Restructuring charges.................................    (0.9)                        -
 Other demutualization related costs...................    (0.5)                        -
 Surplus tax...........................................       -                      (2.0)
                                                         -------                   ------
Total after-tax adjustments............................     8.5                      (3.3)
                                                         -------                   ------

GAAP REPORTED:
Income before extraordinary item.......................    28.4                       8.8
Extraordinary item - demutualization
    expenses, net of tax...............................    (9.9)                     (0.3)
                                                         ------                    ------
Net income.............................................  $ 18.5                    $  8.5
                                                         ======                    ======

(1)  See "Adjustments to GAAP Reported Net Income" included in this MD&A.

--------------
THREE-MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE-MONTHS ENDED MARCH 31, 1999


  Segment after-tax operating income from international operations was $3.1 million for the three-months ended March 31, 2000, a decrease of $1.0 million from $4.1 million reported in the comparable prior year period. The decrease in segment after-tax operating income is primarily due to The Maritime Life Assurance Company, an indirect majority owned Canadian subsidiary of the Company, incurring less favorable mortality experience in Individual Life products, claims experience on group long term disability and supplemental health business, acquisition related integration expenses, goodwill amortization and acquisition related costs from preferred dividends and interest on debt.

  Segment after-tax operating income from corporate operations was $17.4 million for the three-months ended March 31, 2000, an increase of $8.0 million from $9.4 million reported in the comparable prior year period. The increase was primarily due to $5.3 million of tax benefits related primarily to low income housing credits. During the fourth quarter of 1999, a corporate account was formed and all corporate type assets were removed from the business units to the Corporate

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

and Other Segment. As part of this move, the group pension participating contractholders were reimbursed at fair market value for these contracts. Because of this transaction, there is no longer a need to calculate the participating policyholders' share of the change in these assets. As a result, segment after-tax operating income reported in the comparable prior year period, includes a charge for this item versus none for the three-months ended March 31, 2000, an improvement of $1.6 million.

  The Segment's effective tax rate on operating income was 21.3% and 48.3% for the three-months ended March 31, 2000 and 1999, respectively. This rate decreased primarily due to the transfer of tax-preferenced assets into the Corporate and Other Segment.

GENERAL ACCOUNT INVESTMENTS

     On the effective date of the Plan of Reorganization, the Company's invested assets were allocated between the closed block and operations outside the closed block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, the invested assets in the closed block have been combined with the Company's invested assets outside the closed block for purposes of the following discussion and analysis.

OVERALL COMPOSITION OF THE GENERAL ACCOUNT

  Invested assets, excluding separate accounts, totaled $49.3 billion as of March 31, 2000 and were comprised of $31.5 billion of fixed maturities, $10.6 billion of mortgage loans, $0.5 billion of real estate, $1.9 billion of policy loans, equity securities of $1.4 billion and other investments of $3.4 billion. As of December 31, 1999, general account invested assets totaled $48.7 billion and were comprised of $30.9 billion of fixed maturities, $1.9 billion of policy loans, equity securities of $1.3 billion and other investments of $3.3 billion. Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. The portfolio composition has not significantly changed at March 31, 2000 as compared to December 31, 1999.

  The following table shows the composition of investments in our general account portfolio.


                                    AS  OF MARCH 31,         AS OF DECEMBER 31,
                                         2000                     1999
                               ------------------------   ----------------------
                                 CARRYING       % OF       CARRYING      % OF
                                   VALUE        TOTAL        VALUE       TOTAL
                               -------------  ---------   -----------  ---------
                                    (IN MILLIONS)             (IN MILLIONS)
Fixed maturity securities (1).. $31,508.3       63.9%      $30,869.9      63.5%
Mortgage loans (2).............  10,576.4       21.4        10,736.4      22.0
Real estate....................     545.0        1.1           548.5       1.1
Policy loans...................   1,947.0        3.9         1,938.8       4.0
Equity securities..............   1,369.0        2.8         1,316.2       2.7
Other invested assets..........   1,044.0        2.1         1,311.1       2.7
Short-term investments.........     336.8        0.7           166.9       0.3
Cash and cash equivalents (3)..   2,006.2        4.1         1,817.9       3.7
                                ---------      -----       ---------     -----
    Total invested assets...... $49,332.7      100.0%      $48,705.7     100.0%
                                =========      =====       =========     =====

----------------
(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $627.5 million and $631.9 million as of March 31, 2000 and December 31, 1999, respectively. Carrying value is composed of investments categorized as held-to-maturity, which are carried at amortized cost, and investments categorized as available-for-sale, which are carried at fair value. The total fair value of our fixed maturity security portfolio was $31,146.3 and $30,518.0 million, at March 31, 2000 and December 31, 1999, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

(2) The fair value for our mortgage loan portfolio was $10,589.0 and
    $10,685.2 million as of March 31, 2000 and December 31, 1999, respectively.
(3) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company. Cash and cash equivalents are not considered part of Total Investments as shown on the unaudited consolidated balance sheets of $39,299.7 million and closed block assets described in Note 5 of
    $8,026.8 million, totaling $47,326.5 million at March 31, 2000 and
    $46,887.8 million at December 31, 1999.
-------------
    Consistent with the nature of our product liabilities, our assets are heavily oriented toward fixed maturity securities. We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

FIXED MATURITY SECURITIES.   Our fixed maturity securities portfolio is
predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. Our fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2000, fixed maturity securities represented 63.9% of general account investment assets with a carrying value of $31.5 billion, roughly comprised of 52% public securities and 48% private securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. We typically invest between 10% and 15% of funds allocated to fixed maturity securities in below-investment-grade bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the general account has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to our net worth.

     The following table shows the composition by issuer of our fixed maturity securities portfolio.

                     FIXED MATURITY SECURITIES -- BY ISSUER



                                                   AS OF MARCH 31,            AS OF DECEMBER 31,
                                                        2000                        1999
                                               -----------------------    ------------------------
                                                 CARRYING      % OF         CARRYING       % OF
                                                 VALUE        TOTAL          VALUE         TOTAL
                                               -----------   ---------     -----------   ---------
                                                    (IN                       (IN
                                                 MILLIONS)                 MILLIONS)
Corporate securities.......................      $24,362.0        77.3%      $23,590.4        76.4%
MBS/ABS....................................        5,203.9        16.5         5,288.4        17.1
U.S. Treasury securities and
 obligations of U.S. government agencies...          175.8         0.6           297.3         1.0
Debt securities issued by foreign
 Governments...............................        1,609.6         5.1         1,560.2         5.1
Obligations of states and political
 Subdivisions..............................          157.0         0.5           133.6         0.4
                                                 ---------       -----       ---------       -----
  Total....................................      $31,508.3       100.0%      $30,869.9       100.0%
                                                 =========       =====       =========       =====

  Our MBS and ABS holdings, in keeping with our investment philosophy of tightly managing interest rate risk, are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to our portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


periods of high interest rates. We believe the portion of our MBS/ABS portfolio subject to prepayment risk as of March 31, 2000 and December 31, 1999 was limited to 3.8% and 3.9% of our total MBS/ABS portfolio and 0.6% and 0.7% of our total fixed maturity securities holdings, respectively.

INVESTMENT RESULTS

  The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on our general account portfolio increased from the three-months ended March 31, 1999. The improved yield was benefited by favorable interest rates achieved on our 1999 fixed maturity security acquisitions. In particular, 1999 bond acquisitions benefited from a combination of higher U.S. Treasury rates and relatively wide spreads in both the public and private sectors. Indicative of the increase in interest rates, between March 31, 1999 and March 31, 2000, the 10-year U.S. Treasury rate rose 78 basis points to 6.02%. Additionally, our real estate sales program completed in 1999 contributed to the lower level of investment expenses in the current period.

                                              AS OF OR FOR THE THREE-MONTHS ENDED
                                    -----------------------------------------------------
                                          MARCH 31, 2000             MARCH 31, 1999
                                    --------------------------  -------------------------
                                      YIELD         AMOUNT       YIELD        AMOUNT
                                    ----------  --------------  --------  ---------------
                                                (IN MILLIONS)              (IN MILLIONS)
GENERAL ACCOUNT ASSETS-EXCLUDING
 POLICY LOANS
  Gross income......................   8.58%     $  1,010.0      8.25%      $    915.0
  Ending assets-excluding policy
    loans...........................               47,385.8                   44,982.7
POLICY LOANS
  Gross income......................   6.07%           29.5      5.81%            27.4
  Ending assets.....................                1,947.0                    1,892.3
    Total gross income..............   8.48%        1,039.5      8.15%           942.4
  Less: investment expenses.........                  (82.1)                     (99.1)
                                                 ----------                 ----------
    Net investment income...........   7.81%     $    957.4      7.29%      $    843.3
                                                 ==========                 ==========


LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $261.5 million and $267.1 million for the three-months ended March 31, 2000 and 1999, respectively. The decrease in the three-months ended March 31, 2000 compared to 1999 resulted primarily from the cash transferred to the closed block of $158.6 million and the contribution from the closed block of $28.7 million. These decreases were partially offset by net income of $191.5 million and depreciation and amortization of $24.6 million during the three-months ended March 31, 2000.

  Net cash used in investing activities was $299.8 million and $1,825.9 million for the three-months ended March 31, 2000 and 1999, respectively. The decrease in cash used in the three-months ended March 31, 2000 as compared to 1999 resulted from more acquisitions of fixed maturities classified as available for sale than sales of these assets during the period. As part of a prior year initiative to reduce real estate holdings, the Company generated $521.6 million in cash from investing activities during the three-months ended March 31, 1999. Due to the success of the divestment initiative in 1999 only $8.9 million in cash was generated in the sales of real estate during the three-months ended March 31, 2000. In addition, the Company's exit from the short-term funding agreement business in 1999 resulted in lower uses of cash for investing activities during the three-months ended March 31, 2000. These decreases in cash generated from investing activities were partially offset by the receipt of $126.3 million as part of the acquisition of Fortis' long term care business.

  Net cash provided by financing activities was $76.8 million and $622.7 million for the three-months ended March 31, 2000 and 1999, respectively. The decrease in the three-months ended March 31, 2000 as compared to 1999 resulted from lower levels of universal life and investment-type contract deposits and higher withdrawals on these vehicles. In addition, a significant use of cash during the three-months ended March 31, 2000 was the cash payments of $791.7 million to policyholders as a result of demutualization. These decreases in cash flows from financing were partially offset by proceeds from the issuance of common stock in the Company's IPO of $1,657.7 million during the three-months ended March 31, 2000.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


IMPORTANT FACTORS THAT MAY AFFECT FUTURE RESULTS

  The following are some of the factors that could affect our future results. They should be considered in connection with evaluating forward-looking statements contained in this report and otherwise made by us or on our behalf, because these factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.

  Our future results are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products,
(2) elimination of Federal tax benefits for our products and other changes in laws and regulations may adversely affect sales of our insurance and investment advisory products, (3) as a holding company, we will depend on dividends from our subsidiaries and the Massachusetts insurance law may restrict ability of John Hancock Life Insurance Company to pay dividends to us, (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies, (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business, (6) our life insurance sales are highly dependent on a third party distribution relationship, (7) interest rate volatility may adversely affect our profitability, (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds, (9) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds,
(10) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders, and we may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders, (11) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests, (12) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected, (13) we face risks relating to our investment portfolio, (14) the market price of our common stock may decline if persons who received common stock as compensation in the reorganization sell their stock in the public market, (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes, (16) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments, (17) the National Association of Insurance Commissioners' codification of statutory accounting practices may adversely affect the statutory surplus of John Hancock Life Insurance Company, (18) we may be unable to retain personnel who are key to our business, (19) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance, (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (21) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

  Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CAPITAL MARKETS RISK MANAGEMENT

  The Company maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business operations. To mitigate these risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset / liability risk management
(ALM) professionals centralizes the implementation of its interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy and with formal approval granted from the New York Insurance Department. The Company's use of derivative instruments is monitored on a regular basis by senior management and reviewed quarterly with the Company's Committee of Finance.

  The Company's principal capital market exposures are credit and interest rate risk, although we have certain exposures to changes in equity prices and foreign currency exchange rates. Credit risk pertains to the uncertainty associated with the ability of an obligor or counterparty to continue to make timely and complete payments of contractual principal and/or interest. Interest rate risk pertains to the market value fluctuations that occur within fixed maturity securities or liabilities as market interest rates move. Equity and foreign currency risk pertain to price fluctuations, associated with the Company's ownership of equity investments or non-US dollar denominated investments, driven by dynamic market environments.

CREDIT RISK

  The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings.
We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the
(1) levels assumed in product pricing, (2) ACLI loss experience and (3) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to these external benchmarks and consistent with priced for levels.

  As of March 31, 2000, the Company's fixed maturity portfolio was comprised of 85.4% investment grade securities and 14.6% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

INTEREST RATE RISK

  The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities, primarily within our Protection, Asset Gathering and Guaranteed & Structured Financial Products Segments.

  We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Typically this type of management is expressed as a duration mismatch tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

  As of March 31, 2000, there have been no material changes to the interest rate exposures as reported in the Company's 1999 Form 10-K.

DERIVATIVE INSTRUMENTS

  The Company uses a variety of derivative financial instruments, including swaps, caps, floors, and exchange traded futures contracts, in accordance with Company policy. Permissible derivative applications include the reduction of economic risk (i.e., hedging) related to changes in yields, price, cash flows, and currency exchange rates. In addition, certain limited applications of "income generation" are allowed. Examples of this type of use include the purchase of call options to offset the sale of embedded options in Company liability issuance or the purchase of swaptions to offset the purchase of embedded put options in certain investments. The Company does not make a market or trade derivatives for the purpose of speculation.

  The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions as of March 31, 2000. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                           AS OF MARCH 31, 2000
                           ------------------------------------------------------------------------------------------
                                                                                 FAIR VALUE
                                                    WEIGHTED      ---------------------------------------------------
                               NOTIONAL           AVERAGE TERM        -100 BASIS         AS OF          +100 BASIS
                                AMOUNT              (YEARS)          POINT CHANGE       3/31/00         POINT CHANGE
                           ---------------      ----------------   --------------- -------------     ----------------
                                                 (IN MILLIONS, EXCEPT FOR WEIGHTED AVERAGE TERM)
Interest rate swaps.....     $ 8,707.7                8.4             $ (49.4)         $(41.9)            $(16.8)
CMT swaps...............         529.0                2.0                (5.8)           (5.4)              (5.1)
Futures contracts (1)...       1,977.4               10.0              (123.0)            N/A              114.3
Interest rate caps......         366.0                5.9                 2.1             5.2               10.8
Interest rate floors....         125.0                3.8                 0.2             0.1                0.1
Swaptions...............          30.0                5.0                (1.3)           (0.5)              (0.1)
                             ---------                ---             -------          ------             ------
      Totals............     $11,735.1                8.2             $(177.2)         $(42.5)            $103.1
                             =========                ===             =======          ======             ======

(1) Represents the notional value on open contracts as of March 31, 2000.

  Our non-exchange-traded derivatives are exposed to the possibility of loss from a counterparty failing to perform its obligations under terms of the derivative contract. We believe the risk of incurring losses due to nonperformance by our counterparties is remote. To manage this risk, Company procedures include the (a) on-going evaluation of each counterparty's credit ratings, (b) the application of credit limits and monitoring procedures based on an internally developed, scenario-based, risk assessment system, (c) monthly reporting of each counterparty's "potential exposure", (d) master netting agreements and, where appropriate, (e) collateral agreements. Futures contracts trade on organized exchanges and, therefore, have effectively no credit risk.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


PART II     OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-87271) relating to our IPO of Common Stock, was January 27, 2000. A total of 102,000,000 shares of our Common Stock were sold to an underwriting syndicate. The lead managing underwriters were Morgan Stanley Dean Witter, Merrill Lynch & Co., and Salomon Smith Barney. The IPO commenced on January 27, 2000, at a price of $17.00 per share. The IPO closed on February 1, 2000 and resulted in gross proceeds of $1.734 billion, $76.3 million of which was applied to the underwriting discount. The proceeds to the Company equaled $1,657.7 million of which $105.7 million was retained by John Hancock Financial Services, Inc. for working capital and $1,552.0 million was contributed to John Hancock Life Insurance Company principally to fund demutualization compensation to policyholders in the form of policy credits and cash, and to cover certain expenses related to the demutualization. None of the net proceeds of the IPO were paid by the Company, directly or indirectly, to any director, officer or employee of the Company, other than as demutualization compensation payable to policyholders pursuant to the Plan of Reorganization, or to any person owning ten percent or more of any class of our equity securities, or to any affiliates of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Consent of Sole Shareholder in Lieu of Meeting dated
January 5, 2000, which was in lieu of an annual meeting prior to the IPO, the following matters were approved by the then sole shareholder of the Company, the John Hancock Mutual Life Insurance Company: (1) the adoption of the Restated Certificate of Incorporation of John Hancock Financial Services, Inc.; (2) the election of Foster L. Aborn, Robert E. Fast, Esq., Dr. Kathleen Foley Feldstein, Michael C. Hawley and Robert J. Tarr as Class I Directors; and (3) the adoption of the 1999 Long-Term Stock Option Incentive Plan. In addition to the above named Class I directors, the terms of office for the following Directors continued after the date of the Consent of Sole Shareholder in Lieu of Meeting:
Samuel W. Bodman, I. MacAllister Booth, Stephen L. Brown, Wayne A. Budd, John M. Connors, Jr., David F. D'Alessandro, Nelson S. Gifford, Edward H. Linde, Judith
A. McHale and Richard F. Syron.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


Exhibit
Number          Description
------          -----------

10.1 Amended and Restated Retention Agreement between John Hancock Life Insurance Company and Kathleen M. Graveline
27.1            Financial Data Schedule



b) Reports on Form 8-K.

There were no reports on Form 8-K required to be filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            JOHN HANCOCK FINANCIAL SERVICES, INC.


Date:  May 12, 2000         By: /s/ Thomas E. Moloney
                               --------------------------
                               Thomas E. Moloney
                               Chief Financial Officer

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number     Description
------     -----------

10.1 Amended and Restated Retention Agreement between John Hancock Life Insurance Company and Kathleen M. Graveline

27.1       Financial Data Schedule