Form 10-Q
period 2000-06-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2000-08-11
CIK 736260

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                        COMMISSION FILE NUMBER: 1-15607


                     JOHN HANCOCK FINANCIAL SERVICES, INC.
                Exact name of registrant as specified in charter

             DELAWARE                                04-3483032
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


                               JOHN HANCOCK PLACE
                          BOSTON, MASSACHUSETTS 02117
                    (Address of principal executive offices)

                                 (617) 572-6000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [  ]

Number of shares outstanding of our only class of common stock as of August 4, 2000:

                                  315,119,194

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,
                                                                                   2000              DECEMBER 31,
                                                                               (UNAUDITED)               1999
                                                                        -----------------------------------------
                                                                                            (IN MILLIONS)
ASSETS

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
    (fair value: 2000--$11,018.6; 1999--$13,448.4)......................           $11,495.7            $13,800.3
   Available-for-sale--at fair value
    (cost: 2000--$15,021.8; 1999--$17,267.7)............................            14,821.0             17,069.6
Equity securities:
   Available-for-sale--at fair value
   (cost: 2000--$1,049.2; 1999--$1,088.1)...............................             1,219.0              1,232.1
   Trading securities--at fair value
   (cost: 2000--$170.3; 1999--$53.8)....................................               246.8                 84.1
Mortgage loans on real estate...........................................             8,974.2             10,736.4
Real estate.............................................................               543.0                548.5
Policy loans............................................................               404.0              1,938.8
Short-term investments..................................................               108.3                166.9
Other invested assets...................................................             1,815.3              1,311.1
                                                                        -----------------------------------------

   Total Investments....................................................            39,627.3             46,887.8

Cash and cash equivalents...............................................             2,601.2              1,817.9
Accrued investment income...............................................               576.6                654.5
Premiums and accounts receivable........................................               197.6                215.6
Deferred policy acquisition costs.......................................             2,367.1              3,234.9
Reinsurance recoverable.................................................             1,857.9              1,872.6
Other assets............................................................             1,979.6              1,724.8
Closed block assets - Note 5............................................             9,488.4                    -
Separate accounts assets................................................            27,706.2             28,047.6
                                                                        -----------------------------------------

   Total Assets.........................................................           $86,401.9            $84,455.7
                                                                        =========================================



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                 JUNE 30,
                                                                                   2000              DECEMBER 31,
                                                                               (UNAUDITED)               1999
                                                                        -----------------------------------------
                                                                                            (IN MILLIONS)
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Future policy benefits..................................................           $22,269.9            $31,106.2
Policyholders' funds....................................................            14,158.9             15,562.3
Unearned revenue........................................................               529.8                490.2
Unpaid claims and claim expense reserves................................               284.7                358.9
Dividends payable to policyholders......................................               120.3                472.8
Short-term debt.........................................................               291.6                453.8
Long-term debt..........................................................               533.0                536.9
Income taxes............................................................               225.9                159.2
Other liabilities.......................................................             2,611.1              2,383.2
Closed block liabilities - Note 5.......................................            12,215.9                    -
Separate accounts liabilities...........................................            27,706.2             28,047.6
                                                                        -----------------------------------------

   Total Liabilities....................................................            80,947.3             79,571.1

Minority interest.......................................................                93.5                 93.5

Commitments and contingencies - Note 4

Shareholders' Equity - Notes 6 and 7
Common stock, $.01 par value; 2.0 billion shares authorized; 315.1
   million shares issued and outstanding................................                 3.2                    -
Additional paid in capital..............................................             5,076.4                    -
Retained earnings.......................................................               379.9              4,825.0
Accumulated other comprehensive income..................................               (98.4)               (33.9)
                                                                        -----------------------------------------

   Total Shareholders' Equity...........................................             5,361.1              4,791.1
                                                                        -----------------------------------------


   Total Liabilities and Shareholders' Equity...........................           $86,401.9            $84,455.7
                                                                        =========================================



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                            2000      1999       2000       1999
                                                        ------------------------------------------
                                                                       (IN MILLIONS)
REVENUES
  Premiums..............................................  $  729.6  $  884.0   $1,261.2   $1,438.3
  Universal life and investment-type product charges....     181.2     188.2      386.2      337.0
  Net investment income.................................     812.0     873.6    1,660.6    1,716.9
  Net realized investment gains, net of related
   amortization of deferred policy acquisition costs
   and amounts credited to participating pension
   contractholders ($0.8 and ($21.0) for the three
   months ended June 30, 2000 and 1999 and $1.5 and
   ($100.4) for the six months ended June 30, 2000 and
   1999, respectively)..................................      63.0     140.0       81.3      241.8
  Investment management revenues, commissions and
    other fees..........................................     186.3     168.3      415.6      337.0
  Other revenue.........................................       5.2       7.0        8.0       13.6
  Contribution from the closed block - Note 5...........      22.6         -       51.3          -
                                                        ------------------------------------------

     Total revenues.....................................   1,999.9   2,261.1    3,864.2    4,084.6

BENEFITS AND EXPENSES
  Benefits to policyholders, excluding amounts related
   to net realized investment gains credited to
   participating pension contractholders ($2.5 and ($1.6)
   for the three months ended June 30, 2000 and 1999
   and $4.6 and ($38.8) for the six months ended
   June 30, 2000 and 1999, respectively)................   1,189.7   1,415.8    2,207.8    2,445.3
  Other operating costs and expenses....................     395.9     364.3      821.7      663.4
  Amortization of deferred policy acquisition costs,
   excluding amounts related to net realized investment
   gains (($1.7) and ($19.4) for the three months ended
   June 30, 2000 and 1999 and ($3.1) and ($61.6) for
   the six months ended June 30, 2000 and 1999,
   respectively)........................................      49.9      11.7       94.0       87.5
  Dividends to policyholders............................      27.8     126.2       93.7      247.0
                                                        ------------------------------------------

     Total benefits and expenses........................   1,663.3   1,918.0    3,217.2    3,443.2
                                                        ------------------------------------------

Income before income taxes, extraordinary item and
  cumulative effect of accounting change................     336.6     343.1      647.0      641.4
Income taxes............................................     107.7     119.9      212.9      211.0
                                                        ------------------------------------------

Income before extraordinary item and cumulative effect
 of accounting change.....................................   228.9     223.2      434.1      430.4

Extraordinary item - demutualization expenses, net of
  tax - Note 1..........................................       3.5     (21.2)     (10.2)     (30.7)
Cumulative effect of accounting change, net of
  tax - Note 1..........................................         -         -          -       (9.7)
                                                        ------------------------------------------

Net income..............................................  $  232.4  $  202.0   $  423.9   $  390.0
                                                        ==========================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                       SIX MONTHS ENDED JUNE 30,
                                             THREE MONTHS ENDED       FOR THE PERIOD FEBRUARY 1                   2000
                                               JUNE 30, 2000            THROUGH JUNE 30, 2000                  PRO FORMA
                                           -------------------------------------------------------------------------------------
                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
EARNINGS PER COMMON SHARE - NOTES 6 AND 7:

BASIC EARNINGS PER COMMON SHARE:

Income before extraordinary item...........              $  .73                           $ 1.20                          $ 1.38

Extraordinary item.........................                 .01                              .01                            (.03)
                                           -------------------------------------------------------------------------------------

Net income per common share................              $  .74                           $ 1.21                          $ 1.35
                                           =====================================================================================

DILUTED EARNINGS PER COMMON SHARE:

Income before extraordinary item...........              $  .72                           $ 1.19                          $ 1.37

Extraordinary item.........................                 .01                              .01                            (.03)
                                           -------------------------------------------------------------------------------------

Net income per common share................              $  .73                           $ 1.20                          $ 1.34
                                           =====================================================================================

SHARE DATA:
Weighted-average shares used in basic
 earnings per common share calculations....               314.8                            314.8                           314.8


Plus: incremental shares from assumed
 conversion of non-vested stock and stock
 options...................................                 1.7                              1.2                             1.2
                                           -------------------------------------------------------------------------------------

Weighted-average shares used in diluted
 earnings per common share calculations....               316.5                            316.0                           316.0
                                           =====================================================================================

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                   ADDITIONAL                             ACCUMULATED             TOTAL
                                         COMMON     PAID IN        RETAINED           OTHER COMPREHENSIVE     SHAREHOLDERS'
                                         STOCK      CAPITAL        EARNINGS                  INCOME              EQUITY
                                       ------------------------------------------------------------------------------------
                                                                        (IN MILLIONS)
BALANCE AT APRIL 1, 1999...............  $   -   $   -                $4,859.8               $195.7             $5,055.5

Comprehensive income:
  Net income...........................                                  202.0                                     202.0
  Other comprehensive income,
     net of tax:
     Net unrealized losses.............                                                       (67.0)               (67.0)
     Foreign currency translation
       adjustment......................                                                         5.2                  5.2
     Minimum pension liability.........                                                         1.0                  1.0
                                                                                                        -------------------
Comprehensive income...................                                                                            141.2
                                       ------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999...............  $    -  $   -                $5,061.8               $134.9             $5,196.7
                                       ====================================================================================
BALANCE AT APRIL 1, 2000...............  $  3.2  $      5,030.0       $  147.5               $ 19.4             $5,200.1

Additional paid in capital.............                    46.4                                                     46.4
Comprehensive income:
  Net income...........................                                  232.4                                     232.4
  Other comprehensive income,
     net of tax:
     Net unrealized losses.............                                                       (96.8)               (96.8)
     Foreign currency translation
       adjustment......................                                                       (15.5)               (15.5)
     Minimum pension liability.........                                                        (5.5)                (5.5)
                                                                                                        -------------------
Comprehensive income...................                                                                            114.6
                                       ------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2000...............  $  3.2  $      5,076.4       $  379.9               $(98.4)            $5,361.1
                                       ====================================================================================



The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME -- (CONTINUED)


                                                  ADDITIONAL                       ACCUMULATED           TOTAL
                                         COMMON     PAID IN       RETAINED      OTHER COMPREHENSIVE   SHAREHOLDERS'
                                         STOCK      CAPITAL       EARNINGS            INCOME             EQUITY
                                       ---------------------------------------------------------------------------
                                                                       (IN MILLIONS)
BALANCE AT JANUARY 1, 1999.............  $   -   $     -             $4,671.8              $ 283.4        $4,955.2

Comprehensive income:
  Net income...........................                                 390.0                                390.0
  Other comprehensive income,
     net of tax:
     Net unrealized losses.............                                                     (163.2)         (163.2)
     Foreign currency translation
       adjustment......................                                                       13.9            13.9
     Minimum pension liability.........                                                        0.8             0.8
                                                                                                         ---------
Comprehensive income...................                                                                      241.5
                                       ---------------------------------------------------------------------------

BALANCE AT JUNE 30, 1999...............  $   -   $     -             $5,061.8              $ 134.9        $5,196.7
                                       ===========================================================================
BALANCE AT JANUARY 1, 2000.............  $   -   $     -            $ 4,825.0               $(33.9)      $ 4,791.1
                                                       -

Demutualization transaction............    2.2    3,373.3            (4,869.0)                            (1,493.5)
Initial public offering................    1.0    1,656.7                                                  1,657.7
Additional paid in capital.............              46.4                                                     46.4

Comprehensive income:
  Net income before demutualization....                                  44.0                                 44.0
  Net income after demutualization.....                                 379.9                                379.9
                                                                    ---------                            ---------
  Net income for the period............                                 423.9                                423.9

  Other comprehensive income,
     net of tax:
     Net unrealized losses.............                                                      (46.2)          (46.2)
     Foreign currency translation
       adjustment......................                                                       (7.3)           (7.3)
     Minimum pension liability.........                                                      (11.0)          (11.0)
                                                                                                         ---------
Comprehensive income...................                                                                      359.4
                                       ---------------------------------------------------------------------------

BALANCE AT JUNE 30, 2000...............   $3.2   $5,076.4           $   379.9               $(98.4)      $ 5,361.1
                                       ===========================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                    2000        1999
                                                                                             -----------------------
                                                                                                   (IN MILLIONS)
Cash flows from operating activities:
 Net income..................................................................................  $   423.9   $   390.0
 Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of discount - fixed maturities...............................................      (46.2)      (29.2)
   Realized investment gains, net............................................................      (81.3)     (241.8)
   Change in deferred policy acquisition costs...............................................     (164.9)     (133.9)
   Depreciation and amortization.............................................................       57.1        38.5
   Net cash flows from trading securities....................................................     (162.7)     (597.2)
   Increase in accrued investment income.....................................................      (58.3)      (91.8)
   Decrease in premiums and accounts
    receivable...............................................................................       14.0        26.5
  (Increase) decrease in other assets and other liabilities, net.............................     (291.9)      536.4
  Increase in policy liabilities and accruals, net...........................................      811.1       821.9
  Increase in income taxes...................................................................      332.0        50.8
  Initial cash transferred to the closed block...............................................     (158.6)          -
  Contribution from the closed block.........................................................      (51.3)          -
                                                                                             -----------------------

                   Net cash provided by operating activities.................................      622.9       770.2

Cash flows from investing activities:
 Sales of:
   Fixed maturities held-to-maturity.........................................................          -        40.7
   Fixed maturities available-for-sale.......................................................    2,643.3     5,233.2
   Equity securities available-for-sale......................................................      150.0        93.2
   Real estate...............................................................................       26.3     1,094.1
   Short-term investments and other invested assets..........................................       16.1       390.4
 Maturities, prepayments and scheduled redemptions of:
   Fixed maturities held-to-maturity.........................................................      918.0       941.9
   Fixed maturities available-for-sale.......................................................      640.1     1,000.5
   Short-term investments and other invested assets..........................................      404.2       156.5
   Mortgage loans on real estate.............................................................      566.7       614.5
 Purchases of:
   Fixed maturities held-to-maturity.........................................................     (888.0)   (1,049.3)
   Fixed maturities available-for-sale.......................................................   (3,449.8)   (8,871.4)
   Equity securities available-for-sale......................................................     (121.3)      (98.9)
   Real estate...............................................................................      (26.1)     (132.0)
   Short-term investments and other invested assets..........................................     (315.6)     (659.8)
   Mortgage loans on real estate issued......................................................     (706.3)   (1,350.8)
   Cash received related to acquisition of business..........................................      126.3           -
   Other, net................................................................................       12.4        (5.4)
                                                                                             -----------------------

                Net cash used in investing activities........................................       (3.7)   (2,602.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                                  2000        1999
                                                                                           -----------------------
                                                                                                 (IN MILLIONS)
Cash flows from financing activities:
 Issuance of common stock..................................................................    1,704.1           -
 Payments to eligible policyholders under Plan of Reorganization...........................   (1,044.3)          -
 Universal life and investment-type contract deposits......................................    3,577.8     4,401.5
 Universal life and investment-type contract maturities and
        withdrawals........................................................................   (3,907.4)   (3,221.0)
 Issuance of long-term debt................................................................       10.0           -
 Repayment of long-term debt...............................................................      (28.0)       (6.0)
 Net (decrease) increase in commercial paper...............................................     (148.1)      293.3
                                                                                           -----------------------

          Net cash provided by financing activities........................................      164.1     1,467.8
                                                                                           -----------------------

          Net  increase (decrease) in cash and cash equivalents............................      783.3      (364.6)

Cash and cash equivalents at beginning of period...........................................    1,817.9     1,876.4
                                                                                           -----------------------

          Cash and cash equivalents at end of period.......................................  $ 2,601.2   $ 1,511.8
                                                                                           =======================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Financial Services, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 1999 Form 10-K).

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Extraordinary Item

The accompanying unaudited consolidated statements of income reflect extraordinary expenses of ($3.4) million and $21.2 million (net of tax of ($1.9) million and $2.7 million, respectively) for the three months and $10.2 million and $30.7 million (net of tax of $0.4 million and $5.4 million, respectively) for the six months ended June 30, 2000 and 1999, respectively, relating to costs associated with the Company's demutualization.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Cumulative Effect of Accounting Change

On January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities," which requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The adoption of SOP 98-5 resulted in a charge to operations of $9.7 million (net of tax of $5.9 million) for the six months ended June 30, 1999 that was accounted for as a cumulative effect of accounting change.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," provides guidance on how to account for the issuance of stock and stock options to employees of the Company. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recognized over the requisite vesting periods based on market value on the date of grant.

Accounting Principles Board Opinion (APB) No. 25 was amended by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to require pro forma disclosures of net income and earnings per share as if a "fair value" based method was used.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133."
This statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of FASB Statement No. 133. This statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings.

The Company plans to adopt SFAS No. 133 and SFAS No. 138 effective January 1, 2001 and currently is evaluating the effect that the implementation will have on its results of operations and financial position. The impact is not known at this time.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued a second amendment, SAB 101B, which deferred the effective date of SAB 101 to no later than the fourth

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Recent Accounting Pronouncements (continued)

fiscal quarter of fiscal years beginning after December 15, 1999. The Company plans to adopt SAB 101, and is currently evaluating the effect that the implementation will have on its results of operations and financial position. The impact is not known at this time.

Recent Acquisitions

On October 1, 1999, The Maritime Life Assurance Company (Maritime), an indirect majority-owned Canadian subsidiary of the Company, completed its purchase of Aetna Canada Holdings Limited (Aetna Canada). On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis, Inc. (Fortis). The pro forma results for the periods ending June 30, 2000 and June 30, 1999, assuming the acquisitions of Aetna Canada and Fortis had taken place as of the beginning of 2000 and 1999, respectively, would not be materially different from the reported results.

NOTE 2 -- SEGMENT INFORMATION

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment Management Segment. For additional information about the Company's business segments, please refer to the Company's 1999 Form 10-K.

The following table summarizes selected financial information by segment for the three and six month periods ended, or as of June 30 and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income (in millions). Included in the Protection Segment for 2000 are the closed block assets and liabilities, as well as the contribution from the closed block, which is reflected in "Revenues" in the table below (see Note 5).

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- SEGMENT INFORMATION - (CONTINUED)

                                                            Retail                    Institutional
                                               Retail       Asset     Institutional    Investment    Corporate
                                             Protection   Gathering       G&SFP        Management    and Other   Consolidated
                                             ----------   ----------  --------------  -------------  ----------  ------------
AS OF OR FOR THE THREE MONTHS ENDED JUNE
 30, 2000
REVENUES:
      Segment operating revenues...........   $   416.5   $   299.5       $   720.9        $   48.7  $   454.7      $ 1,940.3
      Realized investment gains (losses),
       net.................................         6.7         4.0           (13.6)            0.6       61.9           59.6
                                           ----------------------------------------------------------------------------------
      Revenues.............................   $   423.2   $   303.5       $   707.3        $   49.3  $   516.6      $ 1,999.9
                                           ==================================================================================
      Net investment income................   $   146.1   $   113.3       $   424.8        $    4.7  $   123.1      $   812.0
NET INCOME:
      Segment after-tax operating income...   $    57.0   $    29.3       $    56.9        $   11.0  $    29.5      $   183.7
      Realized investment gains (losses),
       net.................................         4.2         2.5            (8.4)            0.3       40.2           38.8
      Restructuring charges................        (0.6)       (0.1)           (0.1)              -          -           (0.8)
      Surplus tax..........................         2.9         0.1             1.5               -        2.7            7.2
      Extraordinary item...................         2.4         0.5             0.4               -        0.2            3.5
      Other demutualization related costs..           -           -            (0.1)              -        0.1              -
                                           ----------------------------------------------------------------------------------
      Net income...........................   $    65.9   $    32.3       $    50.2        $   11.3  $    72.7      $   232.4
                                           ==================================================================================
SUPPLEMENTAL INFORMATION:
      Inter-segment revenues...............  $      -     $      -    $        -           $   10.4  $   (10.4)  $        -
      Equity in net income of investees
       accounted for by the equity method..         4.8         3.4             5.8             2.5       27.9           44.4
      Amortization of deferred policy
       acquisition costs, excluding
       amounts related to realized
       investment gains....................        12.7        21.0             0.7               -       15.5           49.9
      Segment assets.......................   $26,662.3   $14,295.6       $30,982.2        $2,014.9  $12,446.9      $86,401.9

                                                           Retail                    Institutional
                                             Retail        Asset     Institutional     Investment    Corporate
                                           Protection    Gathering       G&SFP         Management    and Other   Consolidated
                                           ----------    ----------  --------------  --------------  ----------   ------------
AS OF OR FOR THE THREE MONTHS ENDED JUNE
 30, 1999
REVENUES:
      Segment operating revenues..........   $   697.9   $   262.3       $   813.0        $   46.9    $  295.4      $ 2,115.5
      Realized investment gains (losses),
       net................................        39.4         3.4            99.3            (1.4)        4.9          145.6
                                          -----------------------------------------------------------------------------------
      Revenues............................   $   737.3   $   265.7       $   912.3        $   45.5    $  300.3      $ 2,261.1
                                          ===================================================================================
      Net investment income...............   $   250.7   $    96.1       $   429.1        $   12.1    $   85.6      $   873.6
NET INCOME:
      Segment after-tax operating income..   $    57.1   $    29.6       $    62.2        $    8.5    $   23.3      $   180.7
      Realized investment gains (losses),
       net................................        27.8         2.3            63.2            (1.8)       (2.4)          89.1
      Class action lawsuit................           -           -               -               -       (39.1)         (39.1)
      Restructuring charges...............           -        (3.8)              -               -           -           (3.8)
      Surplus tax.........................        (0.4)       (0.3)           (1.0)              -        (2.0)          (3.7)
      Extraordinary item..................       (13.4)       (2.6)           (4.3)              -        (0.9)         (21.2)
                                          -----------------------------------------------------------------------------------
      Net income..........................   $    71.1   $    25.2       $   120.1        $    6.7    $  (21.1)     $   202.0
                                          ===================================================================================
SUPPLEMENTAL INFORMATION:
      Inter-segment revenues..............  $     -      $     -     $     -              $   11.0    $  (11.0)  $      -
      Equity in net income of investees
       accounted for by the equity
       method.............................        11.9         0.1            (3.8)            1.6         0.9           10.7
      Amortization of deferred policy
       acquisition costs, excluding
       amounts related to realized
       investment gains...................         0.7        11.6               -               -        (0.6)          11.7
      Segment assets......................   $26,703.8   $13,637.4       $31,887.8        $3,553.4    $6,063.3      $81,845.7

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- SEGMENT INFORMATION - (CONTINUED)

                                                            Retail                    Institutional
                                               Retail       Asset     Institutional    Investment    Corporate
                                             Protection   Gathering       G&SFP        Management    and Other   Consolidated
                                             ----------   ----------  --------------  -------------  ----------  ------------
AS OF OR FOR THE SIX MONTHS ENDED JUNE
 30, 2000
REVENUES:
      Segment operating revenues..........   $   932.8   $   596.9       $ 1,207.1        $  127.9   $   920.3      $ 3,785.0
      Realized investment gains (losses),
       net................................        14.5         5.9           (21.0)            0.6        79.2           79.2
                                          -----------------------------------------------------------------------------------
      Revenues............................   $   947.3   $   602.8       $ 1,186.1        $  128.5   $   999.5      $ 3,864.2
                                          ===================================================================================
      Net investment income...............   $   321.1   $   215.9       $   849.4        $   10.3   $   263.9      $ 1,660.6
NET INCOME:
      Segment after-tax operating income..   $   129.6   $    65.6       $   112.1        $   32.4   $    49.4      $   389.1
      Realized investment gains (losses),
       net................................         9.0         3.7           (13.1)            0.3        50.1           50.0
      Restructuring charges...............        (3.6)       (1.0)           (2.2)              -        (0.9)          (7.7)
      Surplus tax.........................         2.9         0.1             1.5               -         2.7            7.2
      Extraordinary item..................        (0.2)       (0.1)           (0.2)              -        (9.7)         (10.2)
      Other demutualization related costs.        (6.7)       (1.4)           (1.7)              -        (0.4)         (10.2)
      Group pension dividend transfer.....           -           -             5.7               -           -            5.7
                                          -----------------------------------------------------------------------------------
      Net income..........................   $   131.0   $    66.9       $   102.1        $   32.7   $    91.2      $   423.9
                                          ===================================================================================
SUPPLEMENTAL INFORMATION:
      Inter-segment revenues..............  $     -      $     -     $     -              $   21.5   $   (21.5)  $      -
      Equity in net income of investees
       accounted for by the equity
       method.............................         5.7         3.2             6.3             8.0        58.5           81.7
      Amortization of deferred policy
       acquisition costs, excluding
       amounts related to realized
       investment gains...................        26.2        36.1             1.4               -        30.3           94.0
      Segment assets......................   $26,662.3   $14,295.6       $30,982.2        $2,014.9   $12,446.9      $86,401.9
                                                            Retail                    Institutional
                                               Retail       Asset     Institutional    Investment    Corporate
                                             Protection   Gathering       G&SFP        Management    and Other   Consolidated
                                             ----------   ----------  --------------  -------------  ----------  ------------
AS OF OR FOR THE SIX MONTHS ENDED JUNE
 30, 1999
REVENUES:
      Segment operating revenues..........   $ 1,401.8   $   520.7       $ 1,263.2        $   89.3   $   566.0      $ 3,841.0
      Realized investment gains (losses),
       net................................       115.9         8.0           126.4             1.0        (7.7)         243.6
                                          -----------------------------------------------------------------------------------
      Revenues............................   $ 1,517.7   $   528.7       $ 1,389.6        $   90.3   $   558.3      $ 4,084.6
                                          ===================================================================================
      Net investment income...............   $   516.2   $   187.5       $   837.1        $   23.6   $   152.5      $ 1,716.9
NET INCOME:
      Segment after-tax operating income..   $    89.2   $    61.7       $   120.6        $   17.2   $    35.4      $   324.1
      Realized investment gains (losses),
       net................................        77.5         5.3            80.8             0.7        (3.7)         160.6
      Class action lawsuit................           -           -               -               -       (39.1)         (39.1)
      Restructuring charges...............           -        (3.8)              -               -           -           (3.8)
      Surplus tax.........................        (3.6)       (0.6)           (3.2)              -        (4.0)         (11.4)
      Extraordinary item..................       (19.7)       (4.0)           (5.8)              -        (1.2)         (30.7)
      Cumulative effect of accounting
       change.............................           -        (9.6)              -            (0.1)          -           (9.7)
                                          -----------------------------------------------------------------------------------
      Net income..........................   $   143.4   $    49.0       $   192.4        $   17.8   $   (12.6)     $   390.0
                                          ===================================================================================
SUPPLEMENTAL INFORMATION:
      Inter-segment revenues..............  $     -      $     -     $     -              $   22.1   $   (22.1)  $      -
      Equity in net income of investees
       accounted for by the equity
       method.............................         20.1           -             2.1             1.6         5.7           29.5
      Amortization of deferred policy
       acquisition costs, excluding
       amounts related to realized
       investment gains...................        56.4        23.2             0.7               -         7.2           87.5
      Segment assets......................   $26,703.8   $13,637.4       $31,887.8        $3,553.4   $ 6,063.3      $81,845.7

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

In connection with the restructuring plan, approximately 310 employees have been or will be terminated. These employees are or have been associated with operations in our Boston office and outside the home office. As of June 30, 2000, the liability for employee termination costs included in other liabilities was $23.6 million. Employee termination costs, included in other operating costs and expenses, were $2.2 million and $13.0 million for the three and six month periods ended June 30, 2000 and $7.6 million and $8.1 million for the comparable periods of the prior year. Of the total number of employees affected, approximately 300 were terminated as of June 30, 2000, having received benefit payments of approximately $21.0 million.

NOTE 4 -- CONTINGENCIES

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2000. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $438.2 million and $496.6 million at June 30, 2000 and December 31, 1999, respectively. There were no additional reserves recorded related to the settlement for the three and six month periods ended June 30, 2000. Reserves recorded in 1999 related to the settlement were $60.2 million for the three and six month periods ended June 30, 1999. The estimated reserve is based on a number of factors, including the estimated number of claims, the expected type of relief to be sought by class members (general relief or alternative dispute resolution), the estimated cost per claim and the estimated costs to administer the claims. During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's previous estimates, primarily due to additional outreach activities by regulatory authorities during 1998 encouraging class members to consider alternative dispute resolution relief. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. The Company will continue to update its estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional cost related to the settlement cannot be reasonably estimated.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 4 -- CONTINGENCIES - (CONTINUED)

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly-owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly-owned subsidiaries of the Company. The Company retained its group long-term care operations. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement. The Company secured a $397.0 million letter of credit facility with a group of banks. The banks agreed to issue a letter of credit to the Company pursuant to which the Company could initially draw up to $397.0 million for any claims not satisfied by UNICARE under the coinsurance agreement after the Company incurred the first $113.0 million of losses from such claims. The amount available pursuant to the letter of credit agreement and any letter of credit issued thereunder is automatically reduced on a scheduled basis consistent with the anticipated run-off of liabilities related to the business reinsured under the coinsurance agreement. The letter of credit facility was reduced to $272.0 million effective March 1, 2000 and is expected to be reduced again to $127.0 million on March 1, 2001. The letter of credit agreement and any letter of credit issued thereunder are scheduled to expire on March 1, 2002. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of June 30, 2000, would not be material.

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of the reinsurers to honor their obligations could result in losses to the Company, consequently, estimates are established for amounts deemed or estimated to be uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar characteristics of the reinsurers.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -- CLOSED BLOCK

Under the Plan, the Company created a closed block for the benefit of policies included therein. For a detailed description of the closed block, see Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 -- Subsequent Events in notes to consolidated financial statements in the Company's 1999 Form 10-K.

The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                              JUNE 30,                FEBRUARY 1,
                                                                                2000                      2000
                                                                        -------------------     ---------------------
                                                                                         (IN MILLIONS)
ASSETS
Investments
Fixed maturities:
    Held-to-maturity--at amortized cost
       (fair value: June 30--$2,271.6; February 1--$2,259.6)............          $ 2,298.1                 $ 2,270.7
   Available-for-sale--at fair value
      (cost: June 30--$2,340.4; February 1--$2,275.1)...................            2,252.0                   2,199.2
Equity securities:
    Available-for-sale--at fair value
      (cost: June 30--$6.6; February 1--$6.4)                                           5.0                       3.4
Mortgage loans on real estate...........................................            1,948.6                   1,875.9
Policy loans............................................................            1,543.7                   1,561.2
Short-term investments..................................................                3.4                         -
Other invested assets...................................................               40.5                       5.3
                                                                        -------------------     ---------------------
   Total Investments                                                                8,091.3                   7,915.7

Cash and cash equivalents...............................................               93.6                     158.6
Accrued investment income...............................................              149.5                         -
Premiums and accounts receivable........................................               17.6                       4.0
Deferred policy acquisition costs.......................................            1,061.4                   1,062.5
Other assets............................................................               75.0                     202.2
                                                                        -------------------     ---------------------
    Total Closed Block Assets...........................................          $ 9,488.4                 $ 9,343.0
                                                                        ===================     =====================

LIABILITIES
Future policy benefits..................................................          $ 9,788.1                 $ 9,732.8
Policyholders' funds....................................................            1,893.0                   1,885.4
Other liabilities.......................................................              534.8                     500.1
                                                                        -------------------     ---------------------
    Total Closed Block Liabilities......................................          $12,215.9                 $12,118.3
                                                                        ===================     =====================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -- CLOSED BLOCK - (CONTINUED)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                                      FOR THE PERIOD
                                                        THREE MONTHS ENDED             FEBRUARY 1,
                                                           JUNE 30, 2000          THROUGH JUNE 30, 2000
                                                     ------------------------     ---------------------
                                                                          (in millions)
Revenues
    Premiums.........................................          $229.9                    $401.8
    Net investment income............................           158.4                     267.3
    Realized investment losses, net..................            (3.2)                     (0.1)
    Other revenue....................................             0.1                      (0.2)
                                                     -----------------------      ----------------------
       Total revenues................................           385.2                     668.8

BENEFITS AND EXPENSES
    Benefits to policyholders........................           237.3                     410.3
    Other operating costs and expenses...............            (2.6)                     (5.7)
    Amortization of deferred policy acquisition costs            19.9                      28.4
    Dividends to policyholders.......................           108.0                     184.5
                                                     -----------------------      ----------------------
       Total benefits and expenses...................           362.6                     617.5
                                                     -----------------------      ----------------------

       Contribution from the closed block............           $ 22.6                    $ 51.3
                                                     =======================      ======================


NOTE 6 -- EARNINGS PER SHARE

The following is a computation of basic and diluted earnings per share. Basic earnings per shares is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period excluding dilutive effects of options, warrants or convertible securities. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities, such as options and non- vested stock grants, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

For purposes of the Company's unaudited earning per share and proforma earnings per share calculations, the weighted-average number of common shares outstanding during the respective periods for basic earnings per share was the 314.8 million shares issued in the Company's demutualization and IPO. The 314.8 million shares represent 212.8 million shares provided to eligible policyholders in connection with the demutualization and 102.0 million shares sold in the IPO. Dilutive securities to the Company's earning per share calculation represent the weighted-average shares outstanding after application of the treasury stock method to the 4.6 million options granted as part of the Company's Long-Term Stock Incentive Plan and the 0.3 million non-vested shares granted to key employees during the period February 1 through June 30, 2000.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -- EARNINGS PER SHARE - (CONTINUED)


                                                                                                 FOR THE PERIOD
                                                          THREE MONTHS ENDED JUNE              FEBRUARY 1 THROUGH
                                                                  30, 2000                        JUNE 30, 2000
                                                                (UNAUDITED)                        (UNAUDITED)
                                                       ---------------------------      ------------------------------
                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income.............................................                     $232.4                              $379.9
                                                       ===========================      ==============================

Weighted-average shares outstanding (a)................                      314.8                               314.8
  Dilutive securities
    Stock options......................................                        1.4                                 1.0
    Non-vested stock...................................                         .3                                  .2
                                                       ---------------------------      ------------------------------
Weighted-average shares outstanding
   assuming dilution (b)...............................                      316.5                               316.0
                                                       ===========================      ==============================

Net income per share
  Basic................................................                     $  .74                              $ 1.21
                                                       ===========================      ==============================
  Diluted..............................................                     $  .73                              $ 1.20
                                                       ===========================      ==============================

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

The Incentive Plan has options exercisable at March 13, 2001 and 2002 and June 12, 2001 and 2002. The Company has granted 4.6 million options as of June 30, 2000. Options outstanding under the Incentive Plan were granted at a price equal to the market value of the stock on the date of grant, vest over a two-year period, and expire five years after the grant date.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- STOCK COMPENSATION PLANS - (CONTINUED)

The status of stock options under the Long-Term Stock Incentive Plan is summarized below as of June 30:

                                                         NUMBER OF SHARES                WEIGHTED-AVERAGE
                                                          (IN THOUSANDS)                  EXERCISE PRICE
                                                  ---------------------------      --------------------------
Outstanding at February 1, 2000                                             -                               -
  Granted                                                             4,575.0                          $13.97
  Exercised                                                                 -                               -
  Canceled                                                              126.9                           13.94
                                                  ---------------------------      --------------------------

Outstanding at June 30, 2000                                          4,448.1                           13.97

Options exercisable at:
   March 13, 2001                                                     2,217.7                           13.96
   June 12, 2001                                                          6.3                           23.37
   March 13, 2002                                                     2,217.8                           13.96
   June 12, 2002                                                          6.3                           23.37


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

The estimated weighted-average grant date fair value per share of stock options granted during 2000 using the Black-Scholes option valuation model was $3.62. The fair value of options granted in 2000 is estimated on the date of grant using the following assumptions: dividend yield of 1.8%, expected volatility of 24%, risk-free interest rate range of 4.8% to 5.6% depending on grant date, and an expected life ranging from 2 to 5 years.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -- STOCK COMPENSATION PLANS - (CONTINUED)

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                             THREE MONTHS                FOR THE PERIOD FEBRUARY 1
                                                          ENDED JUNE 30, 2000              THROUGH JUNE 30, 2000
                                                     -----------------------------     -----------------------------
                                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
Net income:
   As reported                                                 $232.4                              $379.9
   Pro forma                                                    231.1                               378.3
Earnings per share
 Basic:
   As reported                                                     .74                                1.21
   Pro forma                                                       .73                                1.20
 Diluted:
   As reported                                                     .73                                1.20
   Pro forma                                                       .73                                1.20

At June 30, 2000, the Company had 4.4 million stock options outstanding with a weighted-average remaining contractual life of 4.7 years and a weighted-average exercise price of $13.96. As of June 30, 2000, no options are exercisable, because none are vested at that date.

The Company granted 291,028 shares of non-vested stock during the period February 1, 2000 to June 30, 2000 with a total grant-date exercise price of $4.2 million.

Stock Ownership Loan Program

In January 2000, the Company adopted a loan program whereby the Company may extend credit to key executives to purchase stock in order for them to meet mandatory stock ownership requirements. These full recourse loans bear interest at variable rates and principle and interest are payable no later than the death of the executive, termination of employment or five years. As of June 30, 2000, these loans receivable were $3.2 million and are recorded in other assets.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock or the Company) as of June 30, 2000, compared with December 31, 1999, and its consolidated results of operations for the three month and six month periods ended June 30, 2000 and June 30, 1999, and, where appropriate, factors that may affect future financial performance. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the period February 1, 2000 (the date the closed block became effective) through June 30, 2000 combined on a line by line basis with the results of operations outside the closed block for such period, as further discussed below. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 1999 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


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

  If the assets allocated to the closed block, the cash flows therefrom and the revenues from the closed block business prove to be insufficient to pay the benefits guaranteed under the policies included in the closed block, the Life Company will be required to make payments from its general funds in an amount equal to the shortfall. We funded the closed block to provide for payment of guaranteed benefits on such policies and for continuation of dividends paid under 1999 policy dividend scales, assuming the experience underlying such dividend scales continues. Therefore, we do not believe it will be necessary to use general funds to pay guaranteed benefits on closed block business unless the closed block business experiences substantial adverse deviations in investment, mortality, persistency or other experience factors.

  For additional information on the closed block see Note 5 to the unaudited consolidated financial statements and the Company's 1999 Form 10-K.

  The costs relating to the demutualization, excluding costs relating to the offering, were approximately $132.4 million, net of income taxes, of which ($3.5) million and $21.2 million was recognized in the three months ending June 30, 2000 and 1999, respectively, while $20.4 million and $30.7 million was recognized in the six month periods ended June 30, 2000 and 1999, respectively. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS--DISPOSED
BUSINESSES

  The comparison of the results of operations for the six month periods ended June 30, 2000 and 1999 is impacted by the disposal of a business at the end of the first quarter of 1999. On March 31, 1999, we completed the sale of Unigard Security Insurance Company ("USIC") and John Hancock Insurance Co. of Bermuda Ltd. ("John Hancock Bermuda"). The sale of USIC was completed by entering into a 100% quota share reinsurance agreement with a third party reinsurer and then through a stock sale. We also sold 100% of the stock of John Hancock Bermuda, which offered reinsurance products and services. Assets and liabilities transferred in connection with both sales amounted to $381.0 million and $161.8 million, respectively. The sale of USIC resulted in an after-tax loss of $16.8 million. John Hancock Bermuda was sold for its net book value, which resulted in the recognition of no gain or loss.

  In order to enhance comparability, the following discussion of our results of operations is supplemented, where appropriate, by financial information of the disposed businesses in each period presented.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


RESULTS OF OPERATIONS

  The table below presents the consolidated results of operations for the three month and six month periods ended June 30, 2000 and 1999, respectively. For comparability with prior periods, the table below includes the results of operations of the closed block for the period February 1, 2000 through June 30, 2000 combined on a line by line basis with the results of operations outside the closed block.

                                                     THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                          JUNE 30,                                JUNE 30,
                                             --------------------------------       ---------------------------------
                                                  2000              1999                 2000               1999
                                             --------------    --------------       --------------     --------------
                                                                           (IN MILLIONS)
Revenues (1)...............................        $2,362.5          $2,261.1             $4,481.7           $4,084.6

Benefits and expenses (1)..................         2,025.9           1,918.0              3,834.7            3,443.2
                                             --------------    --------------       --------------     --------------

Income before income taxes, extraordinary
  item and cumulative effect of accounting
  change...................................           336.6             343.1                647.0              641.4

Income taxes...............................           107.7             119.9                212.9              211.0
                                             --------------    --------------       --------------     --------------

Income before extraordinary item and
  cumulative effect of accounting change...           228.9             223.2                434.1              430.4
                                             --------------    --------------       --------------     --------------
Extraordinary item - demutualization
      expenses, net of tax.................             3.5             (21.2)               (10.2)             (30.7)
Cumulative effect of accounting change.....               -                 -                    -               (9.7)
                                             --------------    --------------       --------------     --------------

        Net income.........................        $  232.4          $  202.0             $  423.9           $  390.0
                                             ==============    ==============       ==============     ==============


(1) Revenues and benefits and expenses for the three months and six months ended June 30, 2000 excludes $362.6 million and $617.5 million in closed block expenses, respectively. These expenses are included in revenues in the contribution from the closed block on the unaudited consolidated statement of income for the three months and six months ended June 30, 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

  Consolidated income before income taxes, extraordinary item and cumulative effect of accounting change, of $336.6 million, for the three months ended June 30, 2000 decreased by $6.5 million, or 1.9%, from the comparable amount reported in the comparable prior year period. The decrease in consolidated income from the comparable prior year period is primarily the result of non-recurring items in the comparable prior year period's results, such as gains on the sale of real estate, lower amortization of acquisition costs on revised estimated gross profits and recovery of previously delinquent investment income. The decrease is primarily attributable to a decrease of $116.3 million in income before income taxes, extraordinary item and cumulative effect of accounting change in the Guaranteed and Structured Financial Products Segment and a decrease of $29.8 million in the Protection Segment for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. These decreases were partially offset by increases of $125.5 million in the Corporate and Other Segment, $7.5 million in the Investment Management Segment and $6.6 million in the Asset Gathering Segment for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The Guaranteed and Structured Financial Products Segment's income before income taxes, extraordinary item and cumulative effect

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

of accounting change decreased $116.3 million, or 61.4%, due to prior year gains of $124.7 million primarily on the sale of real estate. The Protection Segment decreased $29.8 million due to decreases in the traditional and non-traditional product lines driven by strong 1999 performance primarily due to realized gains on sales of real estate, partially offset by current year growth in individual and group long-term care. The traditional life product line experienced $45.4 million in realized gains during the second quarter of 1999. Individual long-term care benefited from the acquisition of Fortis, Inc. (Fortis) in the first quarter of 2000. The Corporate and Other Segment increased $125.5 million compared to the prior year period due to a $60.2 million increase in the class action reserve for revised estimates of the settlement in 1999, an increase in current period realized gains of approximately $57.8 million and earnings on IPO proceeds of approximately $6.8 million in the current period. Investment Management Segment's increase of $7.5 million was due to higher investment advisory fee income driven by a $9.8 million incentive fee receipt in connection with the restructuring of a timber management contract. The increase in the Asset Gathering Segment, compared to the prior year period, was driven by growth in fixed annuities, which was partially offset by a non-recurring decrease in amortization of acquisition costs in the prior year period from revised projections of estimated gross profits based upon increases in estimated future interest margins and mortality margins. The significant driver across all business units is the decrease in realized gains from the prior year's balances. The Company generated $140.0 million in pre-tax capital gains in the three months ended June 30, 1999 while generating $59.8 million in pre-tax capital gains for the three months ended June 30, 2000. The large amount of capital gains generated in 1999 was the result of an ongoing initiative to divest the Company of its real estate investments.

  Revenues of $2,362.5 million for the three months ended June 30, 2000 increased $101.4 million, or 4.5%, compared to the three months ended June 30, 1999, primarily due to a $216.3 million increase in the Corporate and Other Segment. This increase in the Corporate and Other Segment was due primarily to international operations, which increased $148.6 million, or 71.5%, attributable to the acquisition of Aetna Canada Holdings Limited (Aetna Canada). Corporate operations also added $52.5 million, or 45.9%, primarily due to an increase of $57.8 million in realized gains and earnings on IPO proceeds of approximately $6.8 million. Protection Segment revenues increased $48.5 million, or 6.6%, primarily due to an increase of $53.9 million in net investment income, partially offset by the reversal of $16.3 million in premiums related to the class action settlement. Asset Gathering Segment revenues increased $37.8 million, or 14.2%, primarily due to an increase of approximately $15.5 million in net investment income driven by growth in the fixed annuity business, $10.7 million in premiums for sales of single premium immediate annuities, $4.6 million in management advisory fees from the mutual fund business, and $3.9 million in variable annuity product fees. Investment Management Segment revenues increased $3.7 million, or 8.3%, primarily due to a $9.8 million incentive fee receipt in connection with the restructuring of a timber management contract, partially offset by a decrease in net investment income. Revenues in the Guaranteed and Structured Financial Products Segment decreased $204.9 million, or 22.5%, primarily due to a decrease of $96.3 million in single premium annuities, a decrease in realized gains of approximately $44.1 million, the exit from the short-term funding agreement business (Multi-Manager) in the prior year, which generated $24.1 million in revenues in the second quarter of the prior year, and $14.7 million in delinquent investment income received in the comparable prior year period.

  Benefits and expenses of $2,025.9 million for the three months ended June 30, 2000 increased $107.9 million, or 5.6%, compared to the three months ended June 30, 1999, primarily due to an increase in the Corporate and Other Segment of $90.7 million. This increase in the Corporate and Other Segment is primarily driven by international operations, partially offset by a decrease in corporate operations due to the prior year period class action reserve adjustment. International operations increased $143.0 million on the acquisition of Aetna Canada. The Protection Segment increased $78.3 million, or 12.7%, primarily due to increased reserve balances in the individual long-term care business, associated with lower lapses and growth in the business. Partially offsetting this increase was lower benefits to policyholders in the traditional and non-traditional life business. The Asset Gathering Segment increased $31.2 million, or 13.8%, primarily due to an increase in benefits on immediate annuities of $10.7 million, increased commission fees incurred in the mutual fund business, and lower amortization of acquisition costs in the prior year on revised projections of estimated gross profits. These increases were partially offset by an $88.7 million decrease in the Guaranteed and Structured Financial Products Segment. This decrease in the Guaranteed and Structured Financial Products Segment was largely due to a decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts from the comparable prior year period. The Investment Management Segment's benefits

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

and expenses decreased $3.6 million, or 10.7%, primarily due to a decrease in interest expense partially offset by increased compensation expenses.
Operating expenses decreased as a percentage of average assets under management from 0.32% as of June 30, 1999 to 0.31% as of June 30, 2000 primarily due to interest expense.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Consolidated income before income taxes, extraordinary item and cumulative effect of accounting change, of $647.0 million, for the six months ended June 30, 2000 increased by $5.6 million, or 0.8%, from the comparable amount reported in the comparable prior year period. The level consolidated income across periods is primarily the result of non-recurring items in the prior year's results such as gains on sales of real estate, lower amortization of acquisition costs on revised estimated gross profits and recovery of previously delinquent investment income. The increase is primarily attributable to an increase of $170.8 million in income before income taxes, extraordinary item and cumulative effect of accounting change in the Corporate and Other Segment. This increase in the Corporate and Other Segment was primarily due to earnings on IPO proceeds of $20.2 million in 2000, increased realized gains in 2000, a $25.8 million loss on the sale of Unigard Security Insurance Company in 1999 and the $60.2 million adjustment to the class action reserve in 1999. The Investment Management Segment increased $25.3 million, or 84.7%, primarily due to non-recurring fees in the timber investment management unit, including a settlement of a lawsuit, and an increase of $7.1 million in the Asset Gathering Segment due to growth in fixed annuities, partially offset by lower amortization of acquisition costs in the prior year from revised projections of estimated gross profits. Partially offsetting these gains were decreases in the Guaranteed and Structured Financial Products Segment of $147.1 million and in the Protection Segment of $50.5 million. The Guaranteed and Structured Financial Products Segment decreased primarily due to a $145.7 million decrease in realized gains from the prior year, the exit from the short-term funding agreement business (Multi-Manager) in the fourth quarter of 1999, which generated $27.6 million in income in the comparable prior year period, and the realization of approximately $17.3 million of delinquent investment income in the comparable prior year period. The Protection Segment decreased primarily due to decreases in the traditional and non-traditional product lines driven by strong 1999 results, primarily due to realized gains on sales of real estate, partially offset by current year growth in individual and group long-term care. The traditional life product line experienced $122.5 million in realized gains during the six months ended June 30, 1999. Individual long-term care benefited from the acquisition of Fortis in the first quarter of 2000. The Company generated $241.8 million in pre-tax capital gains in the six months ended June 30, 1999 while generating $81.8 million in pre-tax capital gains for the six months ended June 30, 2000. The large amount of capital gains generated in 1999 were the result of an ongoing initiative to divest the Company of its real estate investments.

  Revenues of $4,481.7 million for the six months ended June 30, 2000 increased $397.1 million, or 9.7%, compared to the six months ended June 30, 1999. This increase in revenues was primarily due to an increase in the Corporate and Other Segment of $441.2 million, primarily due to an increase of $325.1 million, or 83.6%, in international operations attributable to the acquisition of Aetna Canada. The Asset Gathering Segment revenues increased $74.1 million, or 14.0%, primarily due to approximately $20.5 million in management advisory fees primarily from the mutual fund business, $28.3 million in net investment income driven by the fixed annuity business and $10.2 million in variable annuity product fees. Revenues in the Protection Segment increased $47.1 million, or 3.1%, primarily due to increased long-term care premiums due to the acquisition of Fortis and growth in the existing business. Revenues in the Investment Management Segment increased $38.2 million, or 42.3%, primarily due to growth in management advisory fees. Management advisory fees increased $29.5 million due to a non-recurring fee in the timber investment management unit. This growth in advisory fees was partially offset by a decrease in net investment income. The non-recurring fees primarily consist of performance-based payments from the timber investment management unit's largest client for restructuring an asset management contract. Revenues in the Guaranteed and Structured Financial Products Segment decreased $203.5 million, or 14.6%, primarily due to a decrease of $91.8 million in single premium annuities, a decrease in realized gains of approximately $66.4 million, the exit from the short-term funding agreement business (Multi-Manager) in the prior year, which generated $58.1 million in revenues in the second quarter of the prior year, and $14.7 million in delinquent investment income received in the comparable prior year period.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

  Benefits and expenses of $3,834.7 million for the six months ended June 30, 2000 increased $391.5 million, or 11.3%, compared to the six months ended June 30, 1999. This increase in benefits and expenses was primarily due to an increase in the Corporate and Other Segment of $270.4 million, or 46.3%, primarily driven by an increase in international operations of $319.1 million, or 86.1%, which includes the acquisition of Aetna Canada. Benefits and expenses in the Protection Segment increased $97.6 million, or 7.7%, and the Asset Gathering Segment increased approximately $67.0 million, or 15.4%, for the six months ended June 30, 2000. The increase in the Protection Segment is primarily due to the increased volume of claims paid in the non-traditional life insurance business and increased reserve balances in the individual long-term care business associated with lower lapses and growth of the business. The Asset Gathering Segment increased primarily due to an increase in benefits on immediate annuities and interest credited, increased commission fees incurred in the mutual fund business, and lower amortization of acquisition costs in the prior year on revised projections of estimated gross profits. The Investment Management Segment's increase in benefits and expenses of $12.9 million was primarily due to incentive compensation of $16.9 million driven by the non-recurring performance-based fee received in the timber investment management unit. Operating expenses increased as a percentage of average assets under management from 0.30% as of June 30, 1999 to 0.38% as of June 30, 2000 primarily due to increases in incentive payments to employees. These increases were offset by a decrease of approximately $56.4 million in the Guaranteed and Structured Financial Products Segment for the six months ended June 30, 2000. The Guaranteed and Structured Financial Products Segment's decrease in benefits and expenses was primarily due to decreased sales of single premium annuity contracts.

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

                                                          THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                               JUNE 30,                                        JUNE 30,
                                             -----------------------------------------       --------------------------------------
                                                     2000                   1999                     2000                   1999
                                             ------------------     ------------------       ------------------     ---------------
                                                                                    (IN MILLIONS)
SEGMENT DATA: (1)
  SEGMENT AFTER-TAX OPERATING INCOME:
    Protection Segment.....................              $ 57.0                 $ 57.1                   $129.6              $ 89.2
    Asset Gathering Segment................                29.3                   29.6                     65.6                61.7
                                             ------------------     ------------------       ------------------     ---------------
     Total Retail..........................                86.3                   86.7                    195.2               150.9
    Guaranteed and Structured Financial
         Products Segment..................                56.9                   62.2                    112.1               120.6
    Investment Management Segment..........                11.0                    8.5                     32.4                17.2
                                             ------------------     ------------------       ------------------     ---------------
     Total Institutional...................                67.9                   70.7                    144.5               137.8

    Corporate and Other Segment............                29.5                   23.3                     49.4                35.4
                                             ------------------     ------------------       ------------------     ---------------
     Total segment after-tax operating
          income...........................               183.7                  180.7                    389.1               324.1

 AFTER-TAX ADJUSTMENTS: (1)
    Realized investment gains, net (1).....                38.8                   89.1                     50.0               160.6
    Class action lawsuit...................                   -                  (39.1)                       -               (39.1)
    Restructuring charges..................                (0.8)                  (3.8)                    (7.7)               (3.8)
    Group pension dividend transfer........                   -                      -                      5.7                   -
    Other demutualization related costs....                   -                      -                    (10.2)                  -
    Surplus tax............................                 7.2                   (3.7)                     7.2               (11.4)
                                             ------------------     ------------------       ------------------     ---------------
     Total after-tax adjustments...........                45.2                   42.5                     45.0               106.3
                                             ------------------     ------------------       ------------------     ---------------

 GAAP REPORTED:
  Income before extraordinary item and
       cumulative effect of accounting
       change..............................               228.9                  223.2                    434.1               430.4
  Extraordinary item - demutualization
       expenses, net of tax................                 3.5                  (21.2)                   (10.2)              (30.7)
  Cumulative effect of accounting change...                   -                      -                        -                (9.7)
                                             ------------------     ------------------       ------------------     ---------------
    Net income.............................              $232.4                 $202.0                   $423.9              $390.0
                                             ==================     ==================       ==================     ===============

(1)  See "Adjustments to GAAP Reported Net Income" set forth below.

ADJUSTMENTS TO GAAP REPORTED NET INCOME

   Our GAAP reported net income was significantly affected by net realized investment gains and losses and unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income to segment after-tax operating income in Note 2 -- Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows:

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


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

   Net realized investment gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to participating pension contractholder accounts. We believe presenting realized investment gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment gains per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment gains to calculate segment after-tax operating income for the three month and six month periods ended June 30, 2000 and 1999.

                                                           THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                JUNE 30,                                     JUNE 30,
                                             -------------------------------------------       ------------------------------------
                                                     2000                    1999                     2000                 1999
                                             -------------------     -------------------       ------------------     -------------
                                                                                     (IN MILLIONS)
Net realized investment gains...............              $ 59.1                  $161.0                   $ 79.7            $342.2
  Less amortization of deferred policy
   acquisition costs related to net realized
   investment gains.........................                (1.8)                  (19.4)                    (3.1)            (61.6)
  Add amounts credited to participating
   pension contractholder accounts..........                 2.5                    (1.6)                     4.6             (38.8)
                                             -------------------     -------------------       ------------------     -------------
  Net realized investment gains, net of
   related amortization of deferred policy
   acquisition costs and amounts credited to
   participating pension contractholders per
   unaudited consolidated financial
   statements (1)...........................                59.8                   140.0                     81.2             241.8
  Less realized investment (gains) losses
   attributable to mortgage securitizations,
   mezzanine funds and investments backing
   short-term funding agreements............                (0.2)                    5.5                     (2.0)              1.7
                                             -------------------     -------------------       ------------------     -------------
  Realized investment gains, net - pre-tax
   adjustment to calculate segment operating
   income...................................                59.6                   145.5                     79.2             243.5
  Less income tax effect....................               (20.8)                  (56.4)                   (29.2)            (82.9)
                                             -------------------     -------------------       ------------------     -------------
  Realized investment gains, net - after-tax
   adjustment to calculate segment operating
   income...................................              $ 38.8                  $ 89.1                   $ 50.0            $160.6
                                             ===================     ===================       ==================     =============

(1) Net realized investment gains, net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders for the three months and six months ended June 30, 2000 includes ($3.2) million and ($0.1) million in net realized losses generated in the closed block, respectively. This balance is included in contribution from the closed block in the unaudited consolidated financial statements

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

     During 1997, we entered into a court approved settlement relating to a class action lawsuit involving individual life insurance policies sold from 1979 through 1996, as specified in the Legal Proceeding section in the Company's 1999 Form 10-K. In entering into the settlement, we specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to the class members for legal and administrative costs associated with the settlement amounted to $438.2 million and $496.6 million at June 30, 2000 and December 31, 1999, respectively. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. The Company recorded additional reserves related to the settlement of $39.1 million after-tax in the three and six month periods ended June 30, 1999. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company.

     The Company incurred after-tax charges for demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. No after-tax charges for demutualization related expenses were incurred during the three months ended June 30, 2000 and $10.2 million were incurred during the six months ended June 30, 2000, and no such costs were incurred in the comparable periods of the prior year.

     The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 3 -- Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs were $0.8 million and $7.7 million for the three months and six months ended June 30, 2000 and $3.8 million in the comparable periods of the prior year.

     During the fourth quarter of 1999, the Company recorded a $205.8 million after-tax charge for the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account within the Corporate and Other Segment. The assets included investments in certain subsidiaries and the home office real estate complex. Certain group contracts have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Certain participating contractholders participate in contract experience related to net investment income and realized capital gains and losses in the general account. These participating contractholders were compensated for transferred assets based on the fair value of the assets transferred. The difference between the fair value and carrying value of the assets transferred were credited to affected participating contractholders through crediting rates and dividends on their contracts. The $5.7 million after-tax credit occurring in the six months ended June 30, 2000 is a change in estimate of this transaction based on information that became available early in 2000.

     Effective in the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies. During the three months ended June 30, 2000 the Company recognized a reduction in equity based taxes of $7.2 million, resulting from a revised estimate related to prior years. This after tax credit was excluded from after-tax operating income for the period. The mutual company surplus tax of $3.7 million and $11.4 million has been excluded from after-tax operating income for the three months and six months ended June 30, 1999.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


RETAIL-PROTECTION SEGMENT

  The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                         THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                              JUNE 30,                                      JUNE 30,
                                             ----------------------------------------       -------------------------------------
                                                     2000                  1999                   2000                 1999
                                             ------------------     -----------------       ----------------     ----------------
                                                                                 (IN MILLIONS)
Revenues (1)...............................              $779.1                $697.9               $1,550.3             $1,401.8

Benefits and expenses......................               692.0                 614.4                1,355.4              1,273.4

Income taxes...............................                30.1                  26.4                   65.3                 39.2
                                             ------------------     -----------------       ----------------     ----------------

Segment after-tax operating income (1).....                57.0                  57.1                  129.6                 89.2

AFTER-TAX ADJUSTMENTS: (1)
Realized investment gains, net (1).........                 4.2                  27.8                    9.0                 77.5
Restructuring charges......................                (0.6)                    -                   (3.6)                   -
Surplus tax................................                 2.9                  (0.4)                   2.9                 (3.6)
Other demutualization related costs........                   -                     -                   (6.7)                   -
                                             ------------------     -----------------       ----------------     ----------------
    Total after-tax adjustments............                 6.5                  27.4                    1.6                 73.9

GAAP REPORTED:
Income before extraordinary item...........                63.5                  84.5                  131.2                163.1
Extraordinary item - demutualization
    expenses, net of tax...................                 2.4                 (13.4)                  (0.2)               (19.7)
                                             ------------------     -----------------       ----------------     ----------------
    Net income.............................              $ 65.9                $ 71.1               $  131.0             $  143.4
                                             ==================     =================       ================     ================

OTHER DATA:
Segment after-tax operating income (loss):
     Non-traditional life (variable and
      universal life).......................             $ 21.9                $ 34.3               $   48.1             $   48.1
     Traditional life.......................               22.2                  15.2                   56.7                 28.1
     Individual long-term care..............               10.0                   2.8                   18.8                  9.5
     Group long-term care...................                3.9                   4.1                    7.1                  5.0
     Other..................................               (1.0)                  0.7                   (1.1)                (1.5)
                                             ------------------     -----------------       ----------------     ----------------
Segment after-tax operating income (1)......             $ 57.0                $ 57.1               $  129.6             $   89.2
                                             ==================     =================       ================     ================

(1)  See "Adjustments to GAAP Reported Net Income" included in this MDA

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income was $57.0 million for the three months ended June 30, 2000, a decrease of $0.1 million, or 0.2%, from $57.1 million reported in the comparable prior year period. Non-traditional life insurance business after-tax operating income decreased $12.4 million, or 36.2%, primarily due to an increase in DAC amortization of $26.5 million resulting from lower amortization of

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

deferred acquisition costs in the prior year quarter due to revised projections of estimated gross profits based upon changes in estimated future interest margins and mortality margins. Traditional life insurance business after-tax operating income increased $70 million, or 46.0%, primarily resulting from an increase in net investment income due to increases in average net invested assets and portfolio yields. Individual long-term care insurance business after-tax operating income increased $7.2 million, or 257.1%, resulting from an increase in net investment income attributable to increases in average net invested assets and portfolio yields and the addition of the Fortis business, as well as expense reduction efforts.

  Revenues were $779.1 million for the three months ended June 30, 2000, an increase of $81.2 million, or 11.6%, from $697.9 million for the three months ended June 30, 1999. Premiums increased $42.1 million, or 12.3%, primarily due to an increase in long-term care insurance premiums, which increased $57.4 million, or 65.2%, resulting from both additional premiums assumed relating to the acquisition of Fortis and continued growth in the business. Partially offsetting this increase was a decline in traditional life insurance premiums attributable to the reversal of mostly renewal premiums in the current year as part of the resolution of the class action lawsuit. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees, and were $87.2 million for the three months ended June 30, 2000, a decrease of $15.4 million, or 15.0%, from $102.6 million for the three months ended June 30, 1999. This decrease was mainly attributable to flat separate account performance compared to the prior year quarter resulting from a general decline in the equities markets. Net investment income increased $53.8 million, or 21.4%, primarily due to increases in average net invested assets and portfolio yields.

  Benefits and expenses were $692.0 million for the three months ended June 30, 2000, an increase of $77.6 million, or 12.6%, from $614.4 million for the three months ended June 30, 1999. Benefits to policyholders increased $29.8 million, or 7.6%, mainly due to increased reserve balances in the retail long-term care insurance business associated with lower lapses, growth of the business and the addition of the Fortis business. Partially offsetting these increases were lower benefits to policyholders in the traditional and non-traditional life insurance businesses. Other operating costs and expenses increased $16.8 million, or 16.2%, primarily due to an increase of $22.4 million in commissions, mainly driven by non-traditional life insurance products and the individual long-term care business. Amortization of deferred policy acquisition costs increased $32.1 million from $0.6 million at June 30, 1999, mainly due to lower DAC amortization in the prior year quarter resulting from revised projections of estimated gross profits based upon changes in estimated future interest margins and mortality margins in the non-traditional life insurance business. The Segment's effective tax rate on operating income was 34.6% and 31.5% for the three months ended June 30, 2000 and 1999, respectively. This increase in the effective tax rate was primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment in the fourth quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income was $129.6 million for the six months ended June 30, 2000, an increase of $40.4 million, or 45.3%, from $89.2 million reported in the comparable prior year period. Non-traditional life insurance business after-tax operating income was $48.1 million for the six months ended June 30, 2000, remaining unchanged from the same period last year. Traditional life insurance business after-tax operating income increased $28.6 million, or 101.8%, primarily resulting from improved net investment income due to increases in average net invested assets and portfolio yields. Individual long-term care insurance business after-tax operating income increased $9.3 million, or 97.9%, resulting from an increase in net investment income due to growth in average net invested assets and higher portfolio yields and the addition of the Fortis business. Group long-term care insurance business after-tax operating income increased $2.1 million, or 42.0%, due to increased premiums and lower operating expenses.

  Revenues were $1,550.3 million for the six months ended June 30, 2000, an increase of $148.5 million, or 10.6%, from $1,401.8 million for the six months ended June 30, 1999. Premiums increased $54.7 million, or 7.8%, primarily due to an increase in long-term care insurance premiums, which increased $88.8 million, or 52.7%, resulting from both additional premiums assumed relating to the acquisition of Fortis and continued growth in the business. Partially offsetting this increase was a decline in traditional life

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

insurance premiums attributable to the reversal of mostly renewal premiums in the current year as part of the resolution of the class action lawsuit. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $198.6 million for the six months ended June 30, 2000, an increase of $21.2 million, or 12.0%, from $177.4 million for the six months ended June 30, 1999. This increase was due primarily to growth in average account values to $8,745.9 million at June 30, 2000, from $7,665.4 million at June 30, 1999. Net investment income increased $72.2 million, or 13.9%, primarily due to increases in average net invested assets and portfolio yields.

  Benefits and expenses were $1,355.4 million for the six months ended June 30, 2000, an increase of $82.0 million, or 6.4%, from $1,273.4 million for the six months ended June 30, 1999. Benefits to policyholders increased $45.1 million, or 5.6%, due to increased volume of claims paid in the non-traditional life insurance business and increased reserve balances in the retail long-term care insurance business associated with lower lapses and growth of the business. Partially offsetting these increases were lower benefits to policyholders in the traditional life insurance business. Other operating costs and expenses increased $27.3 million, or 14.4%, primarily due to an increase of $28.1 million in commissions on non-traditional life insurance products and individual long-term care due to growth in these businesses. Dividends to policyholders increased $11.1 million, or 4.9%, primarily due to normal growth of dividends on traditional life insurance products. Amortization of deferred policy acquisition costs decreased $1.6 million, or 2.8%, remaining relatively consistent between periods. The Segment's effective tax rate on operating income was 33.5% and 30.5% for the six months ended June 30, 2000 and 1999, respectively. This increase in the effective tax rate was primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment in the fourth quarter of 1999.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

RETAIL-ASSET GATHERING SEGMENT

  The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                          THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                                JUNE 30,                                     JUNE 30,
                                             -------------------------------------------       -----------------------------------
                                                       2000                    1999                      2000              1999
                                             -------------------     -------------------       -------------------     -----------
                                                                                      (IN MILLIONS)
Revenues (1)...............................               $299.5                  $262.3                    $596.9          $520.7

Benefits and expenses......................                256.1                   219.3                     498.9           429.8

Income taxes...............................                 14.1                    13.4                      32.4            29.2
                                             -------------------     -------------------       -------------------     -----------

Segment after-tax operating income (1).....                 29.3                    29.6                      65.6            61.7

AFTER-TAX ADJUSTMENTS: (1)
Realized investment gains, net (1).........                  2.5                     2.3                       3.7             5.3
Other demutualization related costs........                    -                       -                      (1.4)              -
Restructuring charges......................                 (0.1)                   (3.8)                     (1.0)           (3.8)
Surplus tax................................                  0.1                    (0.3)                      0.1            (0.6)
                                             -------------------     -------------------       -------------------     -----------
  Total after-tax adjustments..............                  2.5                    (1.8)                      1.4             0.9

GAAP REPORTED:
Income before extraordinary item...........                 31.8                    27.8                      67.0            62.6
Extraordinary item - demutualization
    expenses, net of tax...................                  0.5                    (2.6)                     (0.1)           (4.0)
Cumulative effect of accounting change.....                    -                       -                         -            (9.6)
                                             -------------------     -------------------       -------------------     -----------
  Net income...............................               $ 32.3                  $ 25.2                    $ 66.9          $ 49.0
                                             ===================     ===================       ===================     ===========

OTHER DATA:
Segment after-tax operating income (loss):
  Annuity..................................               $ 19.8                  $ 15.5                    $ 45.6          $ 33.2
  Mutual funds.............................                 10.7                    14.2                      22.1            27.5
  Other....................................                 (1.2)                   (0.1)                     (2.1)            1.0
                                             -------------------     -------------------       -------------------     -----------
Segment after-tax operating income (1)                    $ 29.3                  $ 29.6                    $ 65.6          $ 61.7
                                             ===================     ===================       ===================     ===========

(1)  See "Adjustments to GAAP Reported Net Income" included in this MD&A.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income was $29.3 million for the three months ended June 30, 2000, a decrease of $0.3 million, or 1.0%, from $29.6 million reported in the comparable prior year period. Annuity business after-tax operating income was $19.8 million for the three months ended June 30, 2000, an increase of $4.3 million, or 27.2%, primarily due to an increase in variable annuity product charges, resulting from higher average account balances, and higher investment income in fixed annuities on higher

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

invested assets. Spreads increased 59 basis points to 2.69% for the three months ended June 30, 2000 from 2.10% for the three months ended June 30, 1999. The average interest credited rate increased 8 basis points to 5.68% from 5.60%, while the earned interest rate increased 67 basis points to 8.37% from 7.70%. Mutual funds after-tax operating income decreased $3.5 million, or 24.6%, primarily due to lower asset based fees as a result of a decrease in average assets under management of 5.1%.

  Revenues were $299.5 million for the three months ended June 30, 2000, an increase of $37.2 million, or 14.2%, from $262.3 million reported for the comparable prior year period. The increased revenue was due to higher net investment income arising in the fixed annuity business, higher investment-type product charges arising in variable annuity business. Net investment income was $113.3 million for the three months ended June 30, 2000, an increase of $17.2 million, or 17.8%, from $96.1 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products was 8.37% for the three months ended June 30, 2000 compared to 7.70% reported in the comparable prior year period, reflecting higher market interest rates on new fixed income investments. Investment-type product charges were $34.3 million for the three months ended June 30, 2000, an increase of $5.1 million, or 17.5%, from $29.2 million reported for the comparable prior year period. The increase in investment-type product fees is primarily due to growth in average variable annuity separate account liabilities, which increased 11.7% to $7,809.6 million for the three months ended June 30, 2000 from $6,989.0 million reported in the comparable prior year period. Mortality and expense fees as a percentage of average variable annuity account balances were 1.29% and 1.28% for the three months ended June 30, 2000 and 1999, respectively.

  Investment management revenues, commissions, and other fees were $138.8 million for the three months ended June 30, 2000, an increase of $4.6 million, or 3.4%, from $134.2 million for the comparable prior year period. Average mutual fund assets under management was $32,471.6 million for the three months ended June 30, 2000, a decrease of $1,729.3 million or 5.1%, from $34,200.9 million reported in the comparable prior year period, primarily due to redemptions in the financial sector funds and private managed account business. Net redemptions for the three months ended June 30, 2000 were $60.4 million compared to $890.3 million reported in the comparable prior year period, an improvement of $829.9 million, or 93.2%, primarily due to conservation initiatives of the Company. Investment advisory fees were $47.5 million for the three months ended June 30, 2000, an increase of $0.1 million, or 0.2% from $47.4 million reported in the comparable prior year period and were 0.59% and 0.56% of average mutual fund assets under management for the three months ended June 30, 2000 and 1999, respectively. Underwriting and distribution fees increased $5.2 million, or 7.1%, to $78.3 million for the three months ended June 30, 2000 primarily due to the increase in front-end load charge mutual fund sales and accordingly, commission revenue.

  Benefits and expenses increased $36.8 million, or 16.8%, to $256.1 million for the three months ended June 30, 2000 from $219.3 million reported in the comparable prior year period. Benefits to policyholders increased $15.0 million, or 20.0%, primarily due to an increase in benefits paid on immediate annuities. The increase in benefits on immediate annuities is driven by the success the company has had in developing this business; premiums on immediate annuities increased $10.7 million, or 445.8% during the three months ended June 30, 2000 compared to the same period in the prior year. Other operating costs and expenses increased $12.3 million, or 9.3%, to $145.2 million for the three months ended March 31, 2000 from $132.9 million reported in the comparable prior year period. The increase was primarily due to the increase in commission fees incurred in the mutual fund business, primarily the result of increased front-end load charge mutual fund sales. In addition, other operating costs and expenses increased due to increases in commission expense in the Signator Financial Network. These increases were partially offset by a decrease in other operating expenses driven primarily by increased deferrals of acquisition expenses in the annuities business. Amortization of deferred policy acquisition costs increased $9.4 million, or 81.0%, to $21.0 million for the three months ended June 30, 2000 from $11.6 million reported in the comparable prior year period. This increase is primarily due to higher profits in the current period and revised projections of estimated gross profits based upon increases in estimated future interest margins in the comparable period in the prior year. The Segment's effective tax rate on operating income was 32.4% and

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

31.1% for the three months ended June 30, 2000 and 1999, respectively. This increase in the effective tax rate is primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income was $65.6 million for the six months ended June 30, 2000, an increase of $3.9 million, or 6.3%, from $61.7 million reported in the comparable prior year period. Annuity business after-tax operating income was $45.6 million for the six months ended June 30, 2000, an increase of $12.4 million, or 37.3%, primarily due to an increase in variable annuity product charges, resulting from higher average account balances, and higher investment income in fixed annuities on higher invested assets. Fixed annuity spreads increased 26 basis points to 2.28% for the six months ended June 30, 2000 from 2.02% for the six months ended June 30, 1999. The average interest credited rate increased 15 basis points to 5.71% from 5.56%, while the earned interest rate increased 41 basis points to 7.98% from 7.57%. Mutual funds after-tax operating income decreased $6.1 million, or 21.6%, primarily due to lower asset based fees as a result of a decrease in average assets under management of 5.0%.

  Revenues were $596.9 million for the six months ended June 30, 2000, an increase of $76.2 million, or 14.6%, from $520.7 million reported for the comparable prior year period. The increased revenue was due to higher net investment income arising in the fixed annuity business, higher investment-type product charges arising in variable annuity business and higher commissions revenue on front-end load charge mutual fund sales. Net investment income was $215.9 million for the six months ended June 30, 2000, an increase of $28.4 million, or 15.1%, from $187.5 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products was 7.99% for the six months ended June 30, 2000 compared to 7.57% reported in the comparable prior year period, reflecting higher market interest rates on new fixed income investments. Investment-type product charges were $69.9 million for the six months ended June 30, 2000, an increase of $12.5 million, or 21.8%, from $57.4 million reported for the comparable prior year period. The increase in investment-type product fees is primarily due to growth in average variable annuity separate account liabilities, which increased 11.3% to $7,712.8 million for the six months ended June 30, 2000 from $6,932.3 million reported in the comparable prior year period. Mortality and expense fees as a percentage of average account balances were 1.36% and 1.30% for the six months ended June 30, 2000 and 1999, respectively.

  Investment management revenues, commissions, and other fees were $289.8 million for the six months ended June 30, 2000, an increase of $20.5 million, or 7.6%, from $269.3 million for the comparable prior year period. Average mutual fund assets under management was $32,672.4 million for the six months ended June 30, 2000, a decrease of $1,708.3 million, or 5.0%, from $34,380.7 million reported in the comparable prior year period, primarily due to redemptions in the financial sector funds and private managed account business. Net redemptions for the six months ended June 30, 2000 were $364.4 million compared to $1,381.5 million reported in the comparable prior year period, an improvement of $1,017.1 million, or 73.6%, primarily due to conservation initiatives of the Company. Investment advisory fees were $95.4 million for the six months ended June 30, 2000, a decrease of $5.1 million, or 5.1%, from $100.5 million reported in the comparable prior year period and were 0.59% of average mutual fund assets under management for the six months ended June 30, 2000 and 1999. Underwriting and distribution fees increased $24.5 million, or 16.8%, to $170.5 million for the six months ended June 30, 2000 primarily due to the increase in front-end load charge mutual fund sales and accordingly, commission revenue. Shareholder service and other fees were $23.9 million for the six months ended June 30, 2000 compared to $22.8 million reported in the comparable prior year period, primarily reflecting an increase in the average number of customer accounts.

  Benefits and expenses increased $69.1 million, or 16.0%, to $498.9 million for the six months ended June 30, 2000 from $429.8 million reported in the comparable prior year period. Benefits to policyholders increased $24.5 million, or 16.9%, primarily due to an increase in benefits paid on immediate annuities and interest credited on fixed annuity account balances. Benefits paid on immediate annuities is the result of the companies success in this area

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

of the business, premiums on immediate annuities increased $15.4 million, or 290.6%, for the six months ended June 30, 2000. Interest credited on fixed annuity account balances increased primarily due to higher average account balances. Other operating costs and expenses increased $31.8 million, or 12.2%, to $293.0 million for the six months ended June 30, 2000 from $261.2 million reported in the comparable prior year period. The increase was primarily due to the increase in commission fees incurred in the mutual fund business, primarily the result of increased front-end load charge mutual fund sales. In addition, other operating costs and expenses increased due to increases in commission expense in the Signator Financial Network. These increases were partially offset by a decrease in other operating expenses driven primarily by increased deferrals of acquisition expenses in the annuities business. Amortization of deferred policy acquisition costs increased $12.8 million, or 54.9%, to $36.1 million for the six months ended June 30, 2000 from $23.3 million reported in the comparable prior year period. This increase in amortization is primarily due to higher profits in the current period and revised projections of estimated gross profits based upon increases in estimated future interest margins in the comparable prior year period. The Segment's effective tax rate on operating income was 33.0% and 32.1% for the six months ended June 30, 2000 and 1999, respectively. This increase in the effective tax rate is primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

INSTITUTIONAL-GUARANTEED AND STRUCTURED FINANCIAL PRODUCTS SEGMENT

  The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                          THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                               JUNE 30,                                        JUNE 30,
                                             -----------------------------------------       --------------------------------------
                                                     2000                   1999                     2000                 1999
                                             ------------------     ------------------       ------------------     ---------------
                                                                                    (IN MILLIONS)
Revenues (1)................................             $720.9                 $813.0                 $1,207.1            $1,263.2

Benefits and expenses.......................              634.1                  722.8                  1,036.1             1,089.3

Income taxes................................               29.9                   28.0                     58.9                53.3
                                             ------------------     ------------------       ------------------     ---------------

Segment after-tax operating income (1)                     56.9                   62.2                    112.1               120.6

AFTER-TAX ADJUSTMENTS: (1)
Realized investment gains (losses),
 net (1)....................................               (8.4)                  63.2                    (13.1)               80.8
Restructuring charges.......................               (0.1)                     -                     (2.2)                  -
Other demutualization related costs.........               (0.1)                     -                     (1.7)                  -
Group pension dividend transfer.............                  -                      -                      5.7                   -
Surplus tax.................................                1.5                   (1.0)                     1.5                (3.2)
                                             ------------------     ------------------       ------------------     ---------------

  Total after-tax adjustments...............               (7.1)                  62.2                     (9.8)               77.6

GAAP REPORTED:
Income before extraordinary item............               49.8                  124.4                    102.3               198.2
Extraordinary item - demutualization
    Expenses, net of tax....................                0.4                   (4.3)                    (0.2)               (5.8)
                                             ------------------     ------------------       ------------------     ---------------
  Net income................................             $ 50.2                 $120.1                 $  102.1            $  192.4
                                             ==================     ==================       ==================     ===============

OTHER DATA:
Segment after-tax operating income (loss):
 Spread-based products:
    GICs and funding agreements.............             $ 33.2                 $ 40.4                 $   68.6            $   84.3
    Single premium annuities................               14.5                   11.7                     26.5                16.5
 Fee-based products.........................                9.2                   10.1                     17.0                19.8
                                             ------------------     ------------------       ------------------     ---------------
Segment after-tax operating income (1)                   $ 56.9                 $ 62.2                 $  112.1            $  120.6
                                             ==================     ==================       ==================     ===============

(1)  See "Adjustments to GAAP Reported Net Income" included in this MD&A.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income was $56.9 million for the three months ended June 30, 2000, a decrease of $5.3 million, or 8.5%, from $62.2 million reported in the comparable prior year period. In December 1999, the Company exited the short-term funding agreement business. The short-term funding agreement business generated $4.2 million in after-tax operating income for the three months ended June 30, 1999.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Spread-based products after-tax operating income was $47.7 million, a decrease of $4.4 million or 8.4%, from $52.1 million reported in the comparable prior year period, primarily due to the elimination of the short-term funding agreement product at the end of 1999 and the impact of $17.3 million of delinquent bond interest received in 1999. Fee-based products after-tax operating income was $9.2 million, a decrease of $0.9 million, or 8.9%, from $10.1 million reported in the comparable prior year period primarily due to the receipt of non-recurring fees in the comparable prior year period partially offset by lower operating expenses in the current period.

  Revenues decreased $92.1 million, or 11.3%, to $720.9 million for the three months ended June 30, 2000 from $813.0 million reported in the comparable prior year period, largely due to a $83.2 million decrease in premiums. Single premium annuity premiums decreased $96.3 million as compared to the prior year period that experienced one very large sale. Terminal funding premiums improved by $4.1 million from the comparable prior period and structured settlement premiums contributed $5.9 million. This product was not sold until the last half of 1999. Investment-type product charges were $17.3 million for the three months ended June 30, 2000, a decrease of $9.9 million, or 36.4%, primarily due to lower expense recoveries from participating contracts and the absence of non-recurring fees received in the comparable prior year period. Investment-type product charges were 0.55% and 0.81% of average fee-based policy reserves for the three months ended June 30, 2000 and 1999, respectively. Net investment income decreased $4.3 million, or 1.0%, for the three months ended June 30, 2000 compared to the prior year period, primarily as a result of a lower level of average invested assets backing spread-based products. Average invested assets backing spread-based products decreased $948.7 million, or 5.4% to $16,709.4 million for the three months ended June 30, 2000 from $17,658.1 million reported in the comparable prior year period largely due to the exiting of the short-term funding agreement business at the end of 1999. The impact on net investment income due to the lower asset base was largely offset by the average investment yield on these invested assets which increased to 8.79% for the three months ended June 30, 2000 compared to 8.25% reported in the prior year period, reflecting the reinvestment of proceeds from lower-yielding fixed maturities into relatively higher-yielding securities.

  Benefits and expenses decreased $88.7 million, or 12.2%, to $634.1 million for the three months ended June 30, 2000 from $722.8 million reported in the comparable prior year period. The decrease was largely due to a $90.4 million decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts from the comparable prior year period. Interest credited on account balances for spread-based products was $278.2 million for the three months ended June 30, 2000, an increase of $1.9 million, or 0.7%, from $276.3 million reported in the comparable prior year period. The increase in interest credited was experienced even though there was a decrease in average account balances for spread-based products of $819.2 million to $15,963.4 million for the three months ended June 30, 2000 from $16,782.6 million reported in the comparable prior year period. The decrease in account balances resulted from the exiting of the short-term funding agreement business in 1999. The impact of the reduced asset level was more than offset by an increase in the average interest credited rate on account balances for spread-based products, which was 7.18% for the three months ended June 30, 2000 compared to 6.77% reported in the prior year period. The increase in the average interest credited rate on account balances for spread-based products was primarily due to general increases in interest rates and their impact on new contracts and on existing contracts that are subject to resets of crediting rates. Other operating costs and expenses were $18.0 million for the three months ended June 30, 2000, a decrease of $5.9 million, or 24.7%, from $23.9 million reported in the comparable prior year period. The decrease was largely the result of the settlement of a tax audit issue which resulted in lower interest costs and lower systems expenses related to projects completed during 1999. Dividends of $10.8 million for the three months ended June 30, 2000, increased $6.8 million, or 170.0%, from $4.0 million reported in the comparable prior year period, reflecting a higher level of distributable surplus in participating contractholder accounts. The Segment's effective tax rate on operating income was 34.4% and 31.0% for the three months ended June 30, 2000 and 1999, respectively. This increase in the effective tax rate is primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income was $112.1 million for the six months ended June 30, 2000, a decrease of $8.5 million, or 7.0%, from $120.6 million reported in the comparable prior year period. In December 1999, the Company exited the
short-term funding agreement business.   The short-term funding agreement
business generated $17.9 million in after-tax operating income for the six months ended June 30, 1999. Spread-based products after-tax operating income was $95.1 million, a decrease of $5.7 million, or 5.7%, from $100.8 million reported in the comparable prior year period, primarily due to the elimination of the short-term funding agreement product at the end of 1999 and the impact of $17.3 million of delinquent bond interest received in 1999. Fee-based products after-tax operating income was $17.0 million, a decrease of $2.8 million, or 14.1%, from $19.8 million reported in the comparable prior year period primarily due to the receipt of non-recurring fees in the comparable prior year period partially offset by lower operating expenses in the current period.

  Revenues decreased $56.1 million, or 4.4%, to $1,207.1 million for the six months ended June 30, 2000 from $1,263.2 million reported in the comparable prior year period, largely due to a $58.8 million decrease in premiums. Single premium annuity premiums decreased $91.8 million as compared to the prior year period that experienced one very large sale. Terminal funding premiums improved by $8.0 million from the comparable prior period and structured settlement premiums contributed $20.0 million. This product was not sold until the last half of 1999. Investment-type product charges were $34.3 million for the six months ended June 30, 2000, a decrease of $10.7 million, or 23.8%, primarily due to lower expense recoveries from participating contracts and the absence of non-recurring fees received in the comparable prior year period. Investment-type product charges were 0.56% and 0.71% of average fee-based policy reserves for the six months ended June 30, 2000 and 1999, respectively. Net investment income increased $12.3 million, or 1.4%, for the six months ended June 30, 2000 compared to the prior year period, primarily as a result of a higher average investment yield on invested assets backing spread-based products. The average investment yield on these invested assets increased to 8.69% for the six months ended June 30, 2000 compared to 8.39% reported in the prior year period, reflecting the reinvestment of proceeds from lower-yielding fixed maturities into relatively higher-yielding securities. Partially offsetting the effect of increased yield was a decline in the level of average invested assets backing spread-based products of $296.7 million, or 1.7% to $16,733.0 million for the six months ended June 30, 2000 from $17,029.7 million reported in the comparable prior year period. The decline in the average invested assets reflects the elimination of the short-term funding agreement product at the end of 1999.

  Benefits and expenses decreased $53.2 million, or 4.8%, to $1,036.1 million for the six months ended June 30, 2000 from $1,089.3 million reported in the comparable prior year period. The decrease was largely due to a $48.8 million decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts. Partially offsetting the impact of decreased sales, interest credited on account balances for spread-based products was $554.9 million for the six months ended June 30, 2000, an increase of $15.6 million, or 2.9%, from $539.3 million reported in the comparable prior year period. The increase in interest credited was experienced even though there was a decrease in average account balances for spread-based products of $309.3 million to $15,980.6 million for the six months ended June 30, 2000 from $16,289.9 million reported in the comparable prior year period. The net decrease in account balances resulted from the exiting of the short-term funding agreement business in 1999 partially offset by growth in other spread-based business. The impact of the reduced asset level was more than offset by an increase in the average interest credited rate on account balances for spread-based products, which was 7.09% for the six months ended June 30, 2000 compared to 6.79% reported in the prior year period. The increase in the average interest credited rate on account balances for spread-based products was primarily due to general increases in interest rates and their impact on new contracts and on existing contracts that are subject to resets of crediting rates. Other operating costs and expenses were $33.3 million for the six months ended June 30, 2000, a decrease of $15.4 million, or 31.6%, from $48.7 million reported in the comparable prior year period. The decrease was largely the result of the settlement of a tax audit issue which resulted in lower interest costs and lower systems expenses related to projects completed during 1999. Dividends of $18.3 million for the six months ended June 30, 2000, increased $10.3 million, or 128.8%, from $8.0 million reported in the comparable prior year period, reflecting a higher level of distributable surplus in participating contractholder accounts. The Segment's effective tax rate on operating income was 34.4% and 30.6% for the six months ended June 30, 2000 and 1999, respectively. This increase in the effective tax rate is primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

INSTITUTIONAL-INVESTMENT MANAGEMENT SEGMENT

  The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                       THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                            JUNE 30,                                       JUNE 30,
                                           ----------------------------------------       ---------------------------------------
                                                  2000                  1999                      2000                1999
                                           ------------------    ------------------       -------------------    ----------------
                                                                                (IN MILLIONS)
Revenues (1).............................               $48.7                 $46.9                    $127.9               $89.3

Benefits and expenses....................                30.3                  33.9                      73.4                60.5

Income taxes.............................                 7.4                   4.5                      22.1                11.6
                                           ------------------    ------------------       -------------------    ----------------


Segment after-tax operating income (1)...                11.0                   8.5                      32.4                17.2

AFTER-TAX ADJUSTMENTS: (1)
Realized investment gains (losses),
 net (1).................................                 0.3                  (1.8)                      0.3                 0.7
                                           ------------------    ------------------       -------------------    ----------------
  Total after-tax adjustments............                 0.3                  (1.8)                      0.3                 0.7

GAAP REPORTED:
Income before extraordinary item.........                11.3                   6.7                      32.7                17.9
Cumulative effect of accounting change...                   -                     -                         -                (0.1)
                                           ------------------    ------------------       -------------------    ----------------
  Net income.............................               $11.3                 $ 6.7                    $ 32.7               $17.8
                                           ==================    ==================       ===================    ================

(1)  See "Adjustments to GAAP Reported Net Income" included in this MD&A.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income was $11.0 million for the three months ended June 30, 2000, an increase of $2.5 million, or 29.4%, from $8.5 million reported in the comparable prior year period. The increase was primarily due to higher investment advisory fees.

  Revenues increased $1.8 million, or 3.8%, to $48.7 million for the three months ended June 30, 2000 from $46.9 million reported in the comparable prior year period. Net investment income was $4.7 million for the three months ended June 30, 2000, a decrease of $7.4 million from $12.1 million reported in the comparable prior year period. This decrease in net investment income was primarily due to a $7.9 million allocation of equity interest in collaterialized bond obligations to the other business segments. Investment management revenues, commissions, and other fees increased $9.0 million, or 26.2%, for the three months ended June 30, 2000, primarily due to an increase in investment advisory fees, which increased $9.2 million to $41.2 million for the three months ended June 30, 2000 compared to $32.0 million reported in the prior year period. The increase in investment advisory fees was primarily due to a $9.8 million incentive fee receipt in connection with the restructuring of a timber management contract and a $1.5 million performance fee earned by the mezzanine fund manager. Investment advisory fees were 0.45% and 0.33% of average advisory assets under management in 2000 and 1999, respectively. Mortgage origination and servicing fees were $2.1 million for the three months ended June 30, 2000 compared to $2.3 million in 1999. Realized investment gains were $0.2 million for the three months ended June 30, 2000 compared to $0.0 million in 1999.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

  Benefits and expenses were $30.3 million for the three months ended June 30, 2000, a decrease of $3.6 million, or 10.4%, from $33.8 million reported in the comparable prior year period. This decrease was driven primarily by the allocation of $7.1 million in equity interest in collaterialized bond obligations to the other business segments. Offsetting this decrease were increases due to a $3.9 million incentive compensation payment related to the receipt of the incentive fee on the timber management contract and a $1.1 million performance fee paid for the management of the mezzanine fund. Other operating costs and expenses were 0.31% and 0.32% of average advisory assets under management in 2000 and 1999, respectively. The Segment's effective tax rate on operating income was 40.6% and 40.4% for the three months ended June 30, 2000 and 1999, respectively. The effective tax rate for the Institutional Investment Management Segment are higher than our other business segments due to the state tax on certain subsidiaries.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income was $32.4 million for the six months ended June 30, 2000, an increase of $15.2 million, or 88.4%, from $17.2 million reported in the comparable prior year period. The increase was primarily due to higher investment advisory fees.

  Revenues increased $38.6 million, or 43.2%, to $127.9 million for the six months ended June 30, 2000 from $89.3 million reported in the comparable prior year period. Net investment income was $10.3 million for the six months ended June 30, 2000, a decrease of $13.3 million from $23.6 million reported in the comparable prior year period. This decrease in net investment income was partially due to the allocation of equity interest in collateralized bond obligations to the other business segments of $17.6 million. Offsetting this decrease was a $3.3 million increase in interest income on mortgages held for sale. Investment management revenues, commissions, and other fees increased $49.8 million, or 76.6%, for the six months ended June 30, 2000, primarily due to an increase in investment advisory fees, which increased $49.9 million to $111.1 million for the six months ended June 30, 2000 compared to $61.2 million reported in the prior year period. The increase in investment advisory fees was primarily due to $45.3 million in incentive fee receipts in connection with the restructuring of timber management contracts and $6.1 million in performance fees earned by the mezzanine fund manager. Investment advisory fees were 0.59% and 0.32% of average advisory assets under management in 2000 and 1999, respectively. Mortgage origination and servicing fees were $3.7 million for the six months ended June 30, 2000 compared to $3.8 million in 1999. Realized investment gains increased $2.0 million for the six months ended June 30, 2000, primarily due to a gain on a commercial mortgage-backed securitization done in the first quarter of 2000. There were no commercial mortgage-backed securitizations closed in the first six months of 1999.

  Benefits and expenses were $73.4 million for the six months ended June 30, 2000, an increase of $12.9 million, or 21.3%, from $60.5 million reported in the comparable prior year period. The increase was primarily due to $16.9 million in incentive compensation payments related to the receipt of the incentive fees on timber management contracts and $3.8 million in performance fees paid for the management of the mezzanine fund. There was an $8.7 million decrease in operating expenses associated with the allocation of equity interest in collateralized bond obligations to the other business segments. Other operating costs and expenses were 0.38% and 0.30% of average advisory assets under management in 2000 and 1999, respectively. The Segment's effective tax rate on operating income was 42.1% and 42.7% for the six months ended June 30, 2000 and 1999, respectively. The effective tax rate for the Institutional Investment Management Segment are higher than our other business segments due to the state tax on certain subsidiaries.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

CORPORATE AND OTHER SEGMENT

  The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                     THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                          JUNE 30,                                JUNE 30,
                                             --------------------------------       ----------------------------------
                                                       2000              1999                 2000                1999
                                             --------------    --------------       --------------     ---------------
                                                                            (IN MILLIONS)
Revenues (1)................................         $454.7            $295.4               $920.3             $ 566.0

Benefits and expenses.......................          412.2             253.6                852.5               500.8

Income taxes................................           13.0              18.5                 18.4                29.8
                                             --------------    --------------       --------------     ---------------

Segment after-tax operating income (1)......           29.5              23.3                 49.4                35.4

AFTER-TAX ADJUSTMENTS: (1)
Realized investment gains (losses), net (1)            40.2              (2.4)                50.1                (3.7)


Class action lawsuit, net of tax............              -             (39.1)                   -               (39.1)
Restructuring charges.......................              -                 -                 (0.9)                  -
Other demutualization related costs.........            0.1                 -                 (0.4)                  -
Surplus tax.................................            2.7              (2.0)                 2.7                (4.0)
                                             --------------    --------------       --------------     ---------------
    Total after-tax adjustments.............           43.0             (43.5)                51.5               (46.8)

GAAP REPORTED:
Income before extraordinary item............           72.5             (20.2)               100.9               (11.4)
Extraordinary item - demutualization
    expenses, net of tax....................            0.2              (0.9)                (9.7)               (1.2)
                                             --------------    --------------       --------------     ---------------
    Net income (loss).......................         $ 72.7            ($21.1)              $ 91.2              ($12.6)
                                             ==============    ==============       ==============     ===============

(1)  See "Adjustments to GAAP Reported Net Income" included in this MD&A.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income from international operations was $7.6 million for the three months ended June 30, 2000, an increase of $1.7 million from $5.9 million reported in the comparable prior year period. The increase in international operation's after-tax operating income was primarily due to The Maritime Life Assurance Company, a Canadian subsidiary, attributable to improved supplementary health and long-term disability morbidity experience and the results of Aetna Canada, which was acquired on October 1, 1999, including goodwill amortization and acquisition related costs from preferred dividends and interest on debt and acquisition related integration expenses.

  Segment after-tax operating income from corporate operations was $18.4 million for the three months ended June 30, 2000, an increase of $2.4 million from $16.0 million reported in the comparable prior year period. The increase was primarily due to $4.0 million of tax benefits related primarily to low income housing credits. During the fourth quarter of 1999, a corporate account was formed and all corporate type assets were moved from the business units to the Corporate and Other Segment. As part of this move, the group pension participating contractholders were reimbursed at fair market value for these assets.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Because of this transaction, there is no longer a need to calculate the participating policyholders' share of the change in these assets. As a result, segment after-tax operating income reported in the comparable prior year period includes a charge for this item versus none for the three months ended June 30, 2000, an improvement of $6.6 million. Market valuation adjustments related to the corporate owned life insurance program decreased $6.7 million compared to the comparable prior year period.

  The effective tax rate on operating income for the Corporate and Other Segment was 30.6% and 44.4% for the three months ended June 30, 2000 and 1999, respectively. This rate decreased primarily due to the transfer of tax-preferenced assets into the Corporate and Other Segment.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

  Segment after-tax operating income from international operations was $10.7 million for the six months ended June 30, 2000, an increase of $0.6 million from $10.1 million reported in the comparable prior year period. The increase in after-tax operating income was primarily due to The Maritime Life Assurance Company, a Canadian subsidiary, attributable to improved supplementary health and long-term disability morbidity experience and the results of Aetna Canada, which was acquired on October 1, 1999, including goodwill amortization and acquisition related costs from preferred dividends and interest on debt and acquisition related integration expenses.

  Segment after-tax operating income from corporate operations was $35.8 million for the six months ended June 30, 2000, an increase of $10.5 million from $25.3 million reported in the comparable prior year period. The increase was primarily due to $8.1 million of tax benefits related primarily to low income housing credits. During the fourth quarter of 1999, a corporate account was formed and all corporate type assets were moved from the business units to the Corporate and Other Segment. As part of this move, the group pension participating contractholders were reimbursed at fair market value for these assets. Because of this transaction, there is no longer a need to calculate the participating policyholders' share of the change in these assets. As a result, segment after-tax operating income reported in the comparable prior year period includes a charge for this item versus none for the six months ended June 30, 2000, an improvement of $8.2 million. Market valuation adjustments related to the corporate owned life insurance program decreased $3.0 million compared to the comparable prior year period.

  The effective tax rate on operating income for the Corporate and Other Segment was 27.1% and 45.9% for the six months ended June 30, 2000 and 1999, respectively. This rate decreased primarily due to the transfer of tax-preferenced assets into the Corporate and Other Segment.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

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

OVERALL COMPOSITION OF THE GENERAL ACCOUNT

  Invested assets, excluding separate accounts, totaled $50.4 billion and $48.7
billion as of June 30, 2000 and December 31, 1999, respectively.   The portfolio
composition has not significantly changed at June 30, 2000 as compared to December 31, 1999. The following table shows the composition of investments in our general account portfolio.

                                     AS  OF JUNE 30,         AS OF DECEMBER 31,
                                           2000                     1999
                              ---------------------------------------------------
                                  CARRYING       % OF       CARRYING      % OF
                                    VALUE        TOTAL        VALUE       TOTAL
                              ---------------------------------------------------
                                     (IN MILLIONS)             (IN MILLIONS)
Fixed maturity securities (1)       $30,866.8       61.2%    $30,869.9       63.5%
Mortgage loans (2)                   10,922.8       21.7      10,736.4       22.0
Real estate                             543.0        1.1         548.5        1.1
Policy loans (3)                      1,947.7        3.9       1,938.8        4.0
Equity securities                     1,470.8        2.9       1,316.2        2.7
Other invested assets                 1,855.8        3.7       1,311.1        2.7
Short-term investments                  111.7        0.2         166.9        0.3
Cash and cash equivalents (4)         2,694.8       53.0       1,817.9        3.7
                                    ---------      -----     ---------      -----
    Total invested assets           $50,413.4      100.0%    $48,705.7      100.0%
                                    =========      =====     =========      =====

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $635.0 million and $631.9 million as of June 30, 2000 and December 31, 1999, respectively. Carrying value is composed of investments categorized as 'held-to-maturity,' which are carried at amortized cost, and investments categorized as 'available-for-sale,' which are carried at fair value. The total fair value of our fixed maturity security portfolio was $30,363.2 and $30,518.0 million, at June 30, 2000 and December 31, 1999, respectively.
(2) The fair value for our mortgage loan portfolio was $10,916.1 and $10,685.2 million as of June 30, 2000 and December 31, 1999, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company. Cash and cash equivalents are not considered part of Total Investments of the Company of $47,718.6 million and $46,887.8 million at June 30, 2000 and December 31, 1999, respectively. Closed block Total Investments of $8,091.3 million as of June 30, 2000 are presented in Closed block assets on the Consolidated Balance Sheets but remain part of the Company's total invested assets.

  Consistent with the nature of our product liabilities, our assets are heavily oriented toward fixed maturity securities. We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

FIXED MATURITY SECURITIES.   Our fixed maturity securities portfolio is
predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities ('ABS') and mortgage-backed securities ('MBS'), with the balance invested in government bonds. Our fixed maturity securities portfolio also includes redeemable preferred stock. As of June 30, 2000, fixed maturity securities represented 61.2% of general account investment assets with a carrying value of $30.9

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

billion, roughly comprised of 51% public securities and 49% private securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. We typically invest between 10% and 15% of funds allocated to fixed maturity securities in below-investment-grade bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the general account has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to our net worth.

  The following table shows the composition by issuer of our fixed maturity securities portfolio.

                     FIXED MATURITY SECURITIES -- BY ISSUER

                                                   AS OF JUNE 30,         AS OF DECEMBER 31,
                                                        2000                     1999
                                            --------------------------------------------------
                                                CARRYING      % OF       CARRYING      % OF
                                                 VALUE        TOTAL        VALUE       TOTAL
                                            --------------------------------------------------
                                                         (IN                      (IN
                                                      MILLIONS)                MILLIONS)
Corporate securities.......................      $23,993.1       77.7%    $23,590.4       76.4%
MBS/ABS....................................        5,101.0       16.5       5,288.4       17.1
U.S. Treasury securities and obligations of
 U.S. government agencies..................          154.7        0.5         297.3        1.0
Debt securities issued by foreign
 Governments...............................        1,498.3        4.9       1,560.2        5.1
Obligations of states and political
 Subdivisions..............................          119.7        0.4         133.6        0.4
                                                 ---------      -----     ---------      -----
  Total....................................      $30,866.8      100.0%    $30,869.9      100.0%
                                                 =========      =====     =========      =====

  Our MBS and ABS holdings, in keeping with our investment philosophy of tightly managing interest rate risk, are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to our portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in periods of high interest rates. We believe the portion of our MBS/ABS portfolio subject to prepayment risk as of June 30, 2000 and December 31, 1999 was limited to 3.5% and 3.9% of our total MBS/ABS portfolio and 0.6% and 0.7% of our total fixed maturity securities holdings, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

INVESTMENT RESULTS

  The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on our general account portfolio increased from the three months and six months periods ended June 30, 1999. The improved yield was benefited by favorable interest rates achieved on our 1999 fixed maturity security acquisitions. In particular, 1999 bond acquisitions benefited from a combination of higher U.S. Treasury rates and relatively wide spreads in both the public and private sectors. Indicative of the increase in interest rates, between June 30, 1999 and June 30, 2000, the 10-year U.S. Treasury rate rose 24 basis points to 6.02%. Additionally, our real estate sales program in 1999 contributed to the lower level of investment expenses in the current period.

                                             THREE MONTHS ENDED                               SIX MONTHS ENDED
                                                  JUNE 30,                                        JUNE 30,
                              -----------------------------------------------------------------------------------------------
                                         2000                  1999                    2000                    1999
                                 YIELD       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT      YIELD       AMOUNT
                              -----------------------------------------------------------------------------------------------
                                     (IN MILLIONS)           (IN MILLIONS)          (IN MILLIONS)           (IN MILLIONS)
GENERAL ACCOUNT
 ASSETS-EXCLUDING POLICY LOANS
  Gross income....................  8.31%   $   995.6       8.19%   $   934.8       8.42%   $ 2,005.7       8.21%   $ 1,849.7
  Ending assets-excluding
   policy loans...................           48,465.7                46,371.8                48,465.7                46,371.8
POLICY LOANS
  Gross income....................  6.27%        30.5       5.78%        27.4       6.18%        60.0       5.81%        54.8
  Ending assets...................            1,947.7                 1,898.9                 1,947.7                 1,898.9
    Total gross income............  8.23%     1,026.1       8.09%       962.2       8.34%     2,065.7       8.11%     1,904.5
  Less: investment expenses.......              (55.7)                  (88.6)                 (137.9)                 (187.6)
                                          -----------              ----------              ----------              ----------
      Net investment income.......  7.78%   $   970.4       7.35%   $   873.6       7.78%   $ 1,927.9       7.31%   $ 1,716.9
                                          ===========              ==========              ==========              ==========

LIQUIDITY AND CAPITAL RESOURCES

  Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Historically, our principal cash flow sources have been premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with our various life insurance, annuity, and structured investment products and to the funding of investments in new products, processes, and technologies. Our product liabilities include the payment of benefits under life insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans.

  Net cash provided by operating activities was $622.9 million and $770.2 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in the six months ended June 30, 2000 compared to 1999 resulted primarily from the cash transferred to the closed block of $158.6 million and
the contribution from the closed block of $51.3 million.   These decreases were
partially offset by an increase in net income of $423.9 million and depreciation and amortization of $57.1 million during the six months ended June 30, 2000 compared to the prior year period.

  Net cash used in investing activities was $3.7 million and $2,602.6 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash used in the six months ended June 30, 2000 as compared to 1999 resulted from more acquisitions of fixed maturities classified as available for sale than sales of these assets during the prior year period. As part of a prior year initiative to reduce real estate holdings, the Company generated $1,094.1 million in cash from investing activities during the six months ended June 30, 1999. Due to the success of the divestment initiative in 1999 only $26.3 million in cash was generated in the sales of real estate during the six months ended June 30, 2000. In addition, the Company's

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

exit from the short-term funding agreement business in 1999 resulted in lower uses of cash for investing activities during the six months ended June 30, 2000. These decreases in cash generated from investing activities were partially offset by the receipt of $126.3 million as part of the acquisition of Fortis' long-term care business.

  Net cash provided by financing activities was $164.1 million and $1,467.8 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in the six months ended June 30, 2000 as compared to 1999 resulted from lower levels of universal life and investment-type contract deposits and higher withdrawals on these vehicles. In addition, a significant use of cash during the six months ended June 30, 2000 was the cash payments of $1,044.3 million to policyholders as a result of demutualization. These decreases in cash flows from financing were partially offset by proceeds from the issuance of common stock in the Company's IPO of $1,657.7 million during the six months ended June 30, 2000.

  Based on current trends the Company expects to generate sufficient positive operating cash to meet all short term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. In addition, cash flow requirements also are supported by a $1,000.0 million committed line of credit under an agreement dated August 3, 2000 which replaces two $500 million lines of credit previously in place. The new line of credit agreement provides for two facilities: one for $500 million pursuant to a 364 day commitment (subject to renewal) and a second for $500 million pursuant to a five year facility. The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholders' equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

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

  Our future results are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) elimination of Federal tax benefits for our products and other changes in laws and regulations (including in particular possible repeal of the Federal Estate
Tax) may adversely affect sales of our insurance and investment advisory products; (3) as a holding company, we will depend on dividends from our subsidiaries and the Massachusetts insurance law may restrict ability of John Hancock Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business;
(6) our life insurance sales are highly dependent on a third party distribution relationship; (7) interest rate volatility may adversely affect our profitability; (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (9) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (10) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders, and we may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders; (11) there are number of provisions in our plan

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

of Reorganization, our Restated Certificate of incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests; (12) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (13) we face risks relating to our investment portfolio; (14) the market price of our common stock may decline if persons who received common stock as compensation in the reorganization sell their stock in the public market; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (17) the National Association of Insurance Commissioners' codification of statutory accounting practices may adversely affect the statutory surplus of John Hancock Life Insurance Company; (18) we may be unable to retain personnel who are key to our business; (19) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources; and (21) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CAPITAL MARKETS RISK MANAGEMENT

  The Company maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business operations. To mitigate these risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset/liability risk management
(ALM) professionals centralizes the implementation of its interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy and with formal approval granted from the New York Insurance Department. The Company's use of derivative instruments is monitored on a regular basis by senior management and reviewed quarterly with the Committee of Finance of the Company's wholly-owned subsidiary, John Hancock Life Insurance Company, ("the Company's Committee of Finance").

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

CREDIT RISK

  The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the
(1) levels assumed in product pricing, (2) ACLI loss experience and (3) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to these external benchmarks and consistent with priced-for-levels.

  As of June 30, 2000, the Company's fixed maturity portfolio was comprised of 85.4% investment grade securities and 14.6% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

  We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

non-parallel yield curve movements. Typically this type of management is expressed as a duration mismatch tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

  As of June 30, 2000, there have been no material changes to the interest rate exposures as reported in the Company's 1999 Form 10-K.

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

  The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions as of June 30, 2000. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                               AS OF JUNE 30, 2000
                        ---------------------------------------------------------------------------------------------------
                                                                                     Fair Value
                                             WEIGHTED-      ----------------------------------------------------------------
                            NOTIONAL       AVERAGE TERM      -100 BASIS POINT     AS OF 6/30/00      +100 BASIS POINT
                             AMOUNT          (YEARS)              CHANGE                                  CHANGE
                          ------------  -----------------  --------------------  ---------------  -------------------------
                                                 (IN MILLIONS, EXCEPT FOR WEIGHTED-AVERAGE TERM)
Interest rate swaps.....     $ 8,726.8                8.5              $(103.4)          $(54.4)                  $ 9.3
CMT swaps...............         523.9                1.8                 (7.1)            (6.8)                   (6.5)
Futures contracts (1)...       1,481.8               11.4                (62.7)            (2.0)                   58.9
Interest rate caps......         318.3                6.2                  1.5              4.1                     9.0
Interest rate floors....         125.0                3.8                  0.2              0.1                     0.1
Swaptions...............          30.0                4.8                 (1.2)            (0.4)                   (0.1)
                        --------------                       ----------------------------------------------------------
      Totals............     $11,205.8                8.4              $(172.7)          $(59.4)                  $70.7
                        ==============                       ==========================================================

----------
(1) Represents the notional value on open contracts as of June 30, 2000.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

(c) monthly reporting of each counterparty's "potential exposure", (d) master netting agreements and, where appropriate, (e) collateral agreements. Futures contracts trade on organized exchanges and, therefore, have effectively no credit risk.

PART II     OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number          Description
------          -----------
10              Credit Agreement, dated as of August 3, 2000, among John Hancock
                Financial Services, Inc., John Hancock Life Insurance Company,
                John Hancock Capital Corporation, The Banks listed therein,
                Fleet National Bank, as Co-Administrative Agent, The Chase
                Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and BankOne, NA, as Documentation Agent, and FleetBoston Robertson Stephens Inc., and Chase Securities,
                Inc., as Joint Book Managers and Joint Lead Arrangers*

27              Financial Data Schedule*

Any exhibit not included with this Form 10-Q will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to John Hancock Financial Services, Inc., Investor Relations, John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.
----------------
* Filed herewith

(b) Reports on Form 8-K

There were no reports on Form 8-K required to be filed during the period covered by this report.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JOHN HANCOCK FINANCIAL SERVICES, INC.


Date:  August 11, 2000              By: /s/ Thomas E. Moloney
                                       -----------------------------------
                                       Thomas E. Moloney
                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number          Description
------          -----------

10 Credit Agreement, dated as of August 3, 2000, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Capital Corporation, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and BankOne, NA as Documentation Agent, and FleetBoston Robertson Stephens, Inc., and Chase Securities, Inc., as Joint Book Managers and Joint Lead Arrangers*

27              Financial Data Schedule*

-----------------
* Filed herewith.