Form 10-Q
period 2000-09-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2000-11-13
CIK 736260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of November 13, 2000:

                                   315,060,602

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                        September 30,
                                                            2000         December 31,
                                                         (Unaudited)        1999
                                                        -----------------------------
                                                                (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: 2000--$11,349.5; 1999--$13,448.4) .....   $11,620.0       $13,800.3
   Available-for-sale--at fair value
   (cost: 2000--$15,538.6; 1999--$17,267.7) ...........    15,523.0        17,069.6
Equity securities:
   Available-for-sale--at fair value
   (cost: 2000--$1,077.7; 1999--$1,088.1) .............     1,226.3         1,232.1
   Trading securities--at fair value
   (cost: 2000--$182.2; 1999--$53.8) ..................       226.5            84.1
Mortgage loans on real estate .........................     8,962.5        10,736.4
Real estate ...........................................       538.7           548.5
Policy loans ..........................................       415.8         1,938.8
Short-term investments ................................       143.5           166.9
Other invested assets .................................     1,122.1         1,311.1
                                                          -------------------------

   Total Investments ..................................    39,778.4        46,887.8

Cash and cash equivalents .............................     2,037.1         1,817.9
Accrued investment income .............................       617.1           654.5
Premiums and accounts receivable ......................       236.7           215.6
Deferred policy acquisition costs .....................     2,446.4         3,234.9
Reinsurance recoverable ...............................     1,849.4         1,872.6
Other assets ..........................................     2,151.4         1,724.8
Closed block assets - Note 5 ..........................     9,668.4              --
Separate accounts assets ..............................    27,920.1        28,047.6
                                                          -------------------------

   Total Assets .......................................   $86,705.0       $84,455.7
                                                          =========================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                      September 30,
                                                                          2000        December 31,
                                                                       (Unaudited)        1999
                                                                      -----------------------------
                                                                              (in millions)
Liabilities and Shareholders' Equity

Liabilities
Future policy benefits ...........................................      $22,243.9       $31,106.2
Policyholders' funds .............................................       14,566.4        15,562.3
Unearned revenue .................................................          636.6           490.2
Unpaid claims and claim expense reserves .........................          257.8           358.9
Dividends payable to policyholders ...............................          138.9           472.8
Short-term debt ..................................................          459.1           453.8
Long-term debt ...................................................          543.0           536.9
Income taxes .....................................................          238.9           159.2
Other liabilities ................................................        2,041.8         2,383.2
Closed block liabilities - Note 5 ................................       11,970.5              --
Separate accounts liabilities ....................................       27,920.1        28,047.6
                                                                        -------------------------

   Total Liabilities .............................................       81,017.0        79,571.1

Minority interest ................................................           93.5            93.5

Commitments and contingencies - Note 4

Shareholders' Equity - Notes 6 and 7
Common stock, $.01 par value; 2.0 billion shares authorized; 315.1
   million shares issued and outstanding .........................            3.2              --
Additional paid in capital .......................................        5,087.0              --
Retained earnings ................................................          564.2         4,825.0
Accumulated other comprehensive income (loss) ....................          (59.9)          (33.9)
                                                                        -------------------------

   Total Shareholders' Equity ....................................        5,594.5         4,791.1
                                                                        -------------------------

   Total Liabilities and Shareholders' Equity ....................      $86,705.0       $84,455.7
                                                                        =========================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended       Nine Months Ended
                                                                                        September 30,           September 30,
                                                                                     2000         1999        2000         1999
                                                                                   -----------------------------------------------
                                                                                                    (in millions)
Revenues
  Premiums .....................................................................   $  482.7     $  595.0     $1,743.9     $2,033.3
  Universal life and investment-type product charges ...........................      193.8        172.4        580.0        509.4
  Net investment income ........................................................      795.9        864.1      2,456.5      2,581.0
  Net realized investment gains, net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders ($4.8 and $6.7 for the three months ended September 30,
    2000 and 1999 and $6.3 and ($93.7) for the nine months ended September 30,
    2000 and 1999, respectively) ...............................................       (2.7)       (63.8)        78.6        178.0
  Investment management revenues, commissions and other fees ...................      180.7        167.6        596.3        504.6
  Other revenue ................................................................        5.3         (1.8)        13.3         11.8
  Contribution from the closed block - Note 5 ..................................       39.4           --         90.7           --
                                                                                   -----------------------------------------------

     Total revenues ............................................................    1,695.1      1,733.5      5,559.3      5,818.1

Benefits and Expenses
  Benefits to policyholders, excluding amounts related to net realized investment gains credited to participating pension contractholders ($4.1 and
    $5.1 for the three months ended September 30, 2000 and 1999 and $8.7 and
    ($33.7) for the nine months ended September 30, 2000 and 1999,
    respectively) ..............................................................      976.3      1,155.1      3,184.1      3,600.4
  Other operating costs and expenses ...........................................      377.5        333.7      1,199.2        997.1
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment gains ($.7 and $1.6 for the three months ended
    September 30, 2000 and 1999 and ($2.4) and ($60.0) for the nine months ended
    September 30, 2000 and 1999, respectively) .................................       48.5         57.5        142.5        145.0

  Dividends to policyholders ...................................................       26.8        114.0        120.5        361.0
                                                                                   -----------------------------------------------

     Total benefits and expenses ...............................................    1,429.1      1,660.3      4,646.3      5,103.5
                                                                                   -----------------------------------------------

Income before income taxes, extraordinary item and cumulative effect of
  accounting change ............................................................      266.0         73.2        913.0        714.6
Income taxes ...................................................................       81.7         28.2        294.6        239.2
                                                                                   -----------------------------------------------

Income before extraordinary item and cumulative effect of accounting change ....      184.3         45.0        618.4        475.4

Extraordinary item - demutualization expenses, net of tax - Note 1 .............         --        (25.9)       (10.2)       (56.6)
Cumulative effect of accounting change, net of tax - Note 1 ....................         --           --           --         (9.7)
                                                                                   -----------------------------------------------

Net income .....................................................................   $  184.3     $   19.1     $  608.2     $  409.1
                                                                                   ===============================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                    Three Months
                                                        Ended              For the Period      Nine months ended
                                                    September 30,        February 1 through   September 30, 2000
                                                         2000            September 30, 2000         Pro Forma
                                                    ------------------------------------------------------------
                                                                (in millions, except per share data)
Earnings per common share - Notes 6 and 7:

Basic earnings per common share:

Income before extraordinary item ..................     $  .59                 $ 1.78                 $ 1.96

Extraordinary item ................................         --                    .01                   (.03)
                                                        ----------------------------------------------------

Net income per common share .......................     $  .59                 $ 1.79                 $ 1.93
                                                        ====================================================

Diluted earnings per common share:

Income before extraordinary item ..................     $  .58                 $ 1.77                 $ 1.95

Extraordinary item ................................         --                    .01                   (.03)
                                                        ----------------------------------------------------

Net income per common share .......................     $  .58                 $ 1.78                 $ 1.92
                                                        ====================================================

Share data:
Weighted-average shares used in basic
earnings per common share calculations ............      314.8                  314.8                  314.8

Plus: incremental shares from assumed
conversion of non-vested stock and stock options ..        2.2                    1.8                    1.8
                                                        ----------------------------------------------------

Weighted-average shares used in diluted
earnings per common share calculations ............      317.0                  316.6                  316.6
                                                        ====================================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                              Accumulated
                                                              Additional                          Other            Total
                                               Common          Paid in         Retained       Comprehensive     Shareholders'
                                               Stock           Capital         Earnings       Income (Loss)        Equity
                                              -------------------------------------------------------------------------------
                                                                            (in millions)
Balance at July 1, 1999 ..............        $     --         $     --        $5,061.8         $  134.9          $5,196.7

Comprehensive income:
  Net income .........................                                             19.1                               19.1
  Other comprehensive income,
     net of tax:
     Net unrealized losses ...........                                                             (82.0)            (82.0)
     Foreign currency translation
       adjustment ....................                                                               2.0               2.0
     Minimum pension liability .......                                                              (0.8)             (0.8)
                                                                                                                  --------
Comprehensive income .................                                                                               (61.7)
                                              ----------------------------------------------------------------------------

Balance at September 30, 1999 ........        $     --         $     --        $5,080.9         $   54.1          $5,135.0
                                              ============================================================================

Balance at July 1, 2000 ..............        $    3.2         $5,076.4        $  379.9         $  (98.4)         $5,361.1

Additional paid in capital ...........                             10.6                                               10.6
Comprehensive income:
  Net income .........................                                            184.3                              184.3
  Other comprehensive income,
     net of tax:
     Net unrealized gains ............                                                              55.6              55.6
     Foreign currency translation
       adjustment ....................                                                             (11.6)            (11.6)
     Minimum pension liability .......                                                              (5.5)             (5.5)
                                                                                                                  --------
Comprehensive income .................                                                                               222.8
                                              ----------------------------------------------------------------------------

Balance at September 30, 2000 ........        $    3.2         $5,087.0        $  564.2         $  (59.9)         $5,594.5
                                              ============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME -- (CONTINUED)

                                                                                       Accumulated
                                                           Additional                      Other          Total
                                                Common      Paid in        Retained    Comprehensive   Shareholders'
                                                Stock       Capital        Earnings    Income (Loss)      Equity
                                            ------------------------------------------------------------------------
                                                                                (in millions)
Balance at January 1, 1999 ..............      $     --     $     --       $4,671.8       $  283.4       $4,955.2

Comprehensive income:
  Net income ............................                                     409.1                         409.1
  Other comprehensive income,
     net of tax:
     Net unrealized losses ..............                                                   (245.2)        (245.2)
     Foreign currency translation
       adjustment .......................                                                     15.9           15.9
     Minimum pension liability ..........                                                       --             --
                                                                                                         --------
Comprehensive income ....................                                                                   179.8
                                               ------------------------------------------------------------------

Balance at September 30, 1999 ...........      $     --     $     --       $5,080.9       $   54.1       $5,135.0
                                               ==================================================================

Balance at January 1, 2000 ..............      $     --     $     --       $4,825.0       $  (33.9)      $4,791.1

Demutualization transaction .............           2.2      3,373.3       (4,869.0)                     (1,493.5)
Initial public offering .................           1.0      1,656.7                                      1,657.7
Additional paid in capital ..............                       57.0                                         57.0

Comprehensive income:
  Net income before demutualization .....                                      44.0                          44.0
  Net income after demutualization ......                                     564.2                         564.2
                                                                           --------                      --------
  Net income for the period .............                                     608.2                         608.2

  Other comprehensive income, net of tax:
     Net unrealized gains ...............                                                      9.4            9.4
     Foreign currency translation
       adjustment .......................                                                    (18.9)         (18.9)
     Minimum pension liability ..........                                                    (16.5)         (16.5)
                                                                                                         --------
Comprehensive income ....................                                                                   582.2
                                               ------------------------------------------------------------------

Balance at September 30, 2000 ...........      $    3.2     $5,087.0       $  564.2       $  (59.9)      $5,594.5
                                               ==================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                              2000           1999
                                                                                            ------------------------
                                                                                                 (in millions)
Cash flows from operating activities:
     Net income ......................................................................      $   608.2      $   409.1
     Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization of discount - fixed maturities ................................          (85.9)         (45.2)
          Realized investment gains, net .............................................          (78.6)        (178.0)
          Change in deferred policy acquisition costs ................................         (172.0)        (187.6)
          Depreciation and amortization ..............................................           80.3           55.3
          Net cash flows from trading securities .....................................         (142.4)        (487.4)
          Increase in accrued investment income ......................................          (98.8)        (162.0)
          Increase in premiums and accounts receivable ...............................          (25.1)         (30.3)
          (Increase) decrease in other assets and other liabilities, net .............         (608.5)         120.7
          Increase in policy liabilities and accruals, net ...........................        1,291.3        1,223.2
          Loss on sales of subsidiaries ..............................................             --           21.3
          Increase in income taxes ...................................................          296.6           88.7
          Initial cash transferred to the closed block ...............................         (158.6)            --
          Contribution from the closed block .........................................          (90.7)            --
                                                                                            ------------------------

                   Net cash provided by operating activities .........................          815.8          827.8

Cash flows from investing activities:
     Sales of:
          Fixed maturities held-to-maturity ..........................................             --           57.6
          Fixed maturities available-for-sale ........................................        4,325.0        8,094.5
          Equity securities available-for-sale .......................................          255.3          127.8
          Real estate ................................................................           49.5        1,191.8
          Short-term investments and other invested assets ...........................           24.5          763.5
     Maturities, prepayments and scheduled redemptions of:
          Fixed maturities held-to-maturity ..........................................        1,216.9        1,339.8
          Fixed maturities available-for-sale ........................................        1,149.9        1,486.3
          Short-term investments and other invested assets ...........................          406.6          232.1
          Mortgage loans on real estate ..............................................          956.3          966.3
     Purchases of:
          Fixed maturities held-to-maturity ..........................................       (1,292.9)      (1,935.3)
          Fixed maturities available-for-sale ........................................       (6,232.5)     (12,124.2)
          Equity securities available-for-sale .......................................         (194.4)        (243.8)
          Real estate ................................................................          (48.0)        (160.1)
          Short-term investments and other invested assets ...........................         (568.8)        (685.7)
          Mortgage loans on real estate issued .......................................       (1,290.8)      (1,581.7)
          Net cash paid for sale of subsidiaries .....................................             --         (206.5)
          Cash received related to acquisition of business ...........................          141.3             --
          Other, net .................................................................           31.6          (32.4)
                                                                                            ------------------------

                Net cash used in investing activities ................................       (1,070.5)      (2,710.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                        2000           1999
                                                                                      -----------------------
                                                                                           (in millions)
Cash flows from financing activities:
     Issuance of common stock ..................................................       1,715.0             --
     Payments to eligible policyholders under Plan of Reorganization ...........      (1,067.0)            --
     Universal life and investment-type contract deposits ......................       5,250.3        6,510.5
     Universal life and investment-type contract maturities and withdrawals ....      (5,435.8)      (5,298.0)
     Issuance of long-term debt ................................................          20.0            6.0
     Repayment of long-term debt ...............................................         (73.2)         (12.0)
     Net increase (decrease) in commercial paper ...............................          64.6         (134.8)
                                                                                      -----------------------

          Net cash provided by financing activities ............................         473.9        1,071.7
                                                                                      -----------------------

          Net increase (decrease) in cash and cash equivalents .................         219.2         (810.5)

Cash and cash equivalents at beginning of period ...............................       1,817.9        1,876.4
                                                                                      -----------------------

          Cash and cash equivalents at end of period ...........................      $2,037.1       $1,065.9
                                                                                      =======================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Financial Services, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 1999 Form 10-K).

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Reorganization and Initial Public Offering

In connection with John Hancock Mutual Life Insurance Company's (the Mutual Company) Plan of Reorganization (the Plan), effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. All policyholder membership interests in the Mutual Company were extinguished on that date and eligible policyholders of the Mutual Company received, in the aggregate, 212.8 million shares of common stock, $1,438.7 million of cash and $43.7 million policy credits as compensation. It has been determined that, due to complexities involved in determining demutualization compensation, based upon information provided by the Company, 16,798 shares of common stock were overstated on the records of the Company's transfer agent as having been issued as stock compensation in the demutualization and were included in the number of shares of our common stock previously reported as outstanding. Consequently, the transfer agent records have been corrected and the total number of shares represented as outstanding in this Form 10-Q has been adjusted accordingly. This had no impact on the financial position, results of operations or earnings per share reported for the three and nine months ended September 30, 2000. In addition, the Company established a closed block, to fund the guaranteed benefits and dividends of certain participating insurance policies. In connection with the Plan, the Mutual Company changed its name to John Hancock Life Insurance Company.

In addition, on February 1, 2000, the Company completed its initial public offering (IPO) in which 102.0 million shares of common stock were issued at a price of $17.00 per share. Net proceeds from the IPO were $1,657.7 million, of which $105.7 million was retained by the Company and $1,552.0 million was contributed to John Hancock Life Insurance Company.

Extraordinary Item

The accompanying unaudited consolidated statements of income reflect extraordinary expenses of $25.9 million (net of tax of $9.8 million) for the three months ended September 30, 1999 and $10.2 million and $56.6 million (net of tax of $0.4 million and $15.2 million, respectively) for the nine months ended September 30, 2000 and 1999, respectively, relating to costs associated with the Company's demutualization.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Cumulative Effect of Accounting Change

On January 1, 1999, the Company adopted Statement of Position (SOP) 98-5, "Reporting the Costs of Start-up Activities," which requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The adoption of SOP 98-5 resulted in a charge to operations of $9.7 million (net of tax of $5.9 million) for the nine months ended September 30, 1999 that was accounted for as a cumulative effect of accounting change.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk under a method referred to as deposit accounting. SOP 98-7 was adopted beginning January 1, 2000 and did not have a material impact on the Company's unaudited consolidated financial statements.

Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," provides guidance on how to account for the issuance of stock and stock options to employees of the Company. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recognized over the requisite vesting periods based on market value on the date of grant. On March 31, 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation", an interpretation of APB No. 25. The Interpretation clarifies guidance for certain issues that arose in the application of APB No. 25. The Company was required to adopt the Interpretation on July 1, 2000. Interpretation No. 44 did not have a material impact on the Company's unaudited consolidated financial statements.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" - an amendment of FASB Statement No. 133. This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies - (Continued)

The Company plans to adopt SFAS No. 133 and SFAS No. 138 effective January 1, 2001 and has evaluated the effect that the implementation will have on its results of operations and financial position, given the Company's derivatives holdings and market conditions as of September 30, 2000. The results of that evaluation indicate that the implementation of SFAS No. 133 will not have a material impact on the results of operations and financial position of the Company. Changes in market conditions, the Company's hedging activities, or accounting guidance between September 30, 2000 and the implementation date of January 1, 2001 could result in a materially different impact as of the implementation date.

In September 2000, the FASB issued SFAS No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral beginning January 1, 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued a second amendment, SAB 101B, which deferred the effective date of SAB 101 to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company plans to adopt SAB 101 in the fourth quarter of this year, and is currently evaluating the effect that the implementation will have on its results of operations and financial position. The impact is not known at this time.

Recent Acquisitions

On October 1, 1999, The Maritime Life Assurance Company (Maritime), an indirect majority-owned Canadian subsidiary of the Company, completed its purchase of Aetna Canada Holdings Limited (Aetna Canada). On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis, Inc. (Fortis). The pro forma results for the periods ending September 30, 2000 and September 30, 1999, assuming the acquisitions of Aetna Canada and Fortis had taken place as of the beginning of 2000 and 1999, respectively, would not be materially different from the reported results.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -- Segment Information

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve institutional customers and the fifth segment is the Corporate and Other Segment, which includes international operations. The retail segments are the Protection Segment and the Asset Gathering Segment. The institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment Management Segment. For additional information about the Company's business segments, please refer to the Company's 1999 Form 10-K.

The following table summarizes selected financial information by segment for the three and nine month periods ended, or as of September 30 and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income (in millions). Included in the Protection Segment for 2000 are the closed block assets and liabilities, as well as the contribution from the closed block, which is reflected in "Revenues" in the table below (see Note 5).

                                                                Retail                      Institutional
                                                   Retail        Asset      Institutional     Investment    Corporate
                                                 Protection    Gathering        G&SFP         Management    and Other   Consolidated
                                                 ----------    ---------        -----         ----------    ---------   ------------
As of or for the three months ended
September 30, 2000
Revenues:
   Segment operating revenues ................    $   437.2    $   297.2      $   492.1       $    45.4     $   424.4     $ 1,696.3
   Realized investment gains (losses), net ...         (3.0)         4.2          (17.9)            1.1          14.4          (1.2)
                                                  ---------------------------------------------------------------------------------
   Revenues ..................................    $   434.2    $   301.4      $   474.2       $    46.5     $   438.8     $ 1,695.1
                                                  =================================================================================
   Net investment income .....................    $   142.2    $   111.5      $   438.6       $     7.0     $    96.6     $   795.9
Net Income:
   Segment after-tax operating income ........    $    63.8    $    38.4      $    48.2       $     7.8     $    23.9     $   182.1
   Realized investment gains (losses), net ...         (2.0)         2.6          (11.3)            0.7           7.3          (2.7)
   Restructuring charges .....................         (1.8)        (0.4)          (0.1)             --          (0.1)         (2.4)
   Surplus tax ...............................          5.5          0.4            4.0              --          (2.6)          7.3
   Extraordinary item ........................           --           --             --              --            --            --
   Other demutualization related costs .......           --           --             --              --            --            --
                                                  ---------------------------------------------------------------------------------
   Net income ................................    $    65.5    $    41.0      $    40.8       $     8.5     $    28.5     $   184.3
                                                  =================================================================================
Supplemental Information:
   Inter-segment revenues ....................    $      --    $      --      $      --       $     9.7     $    (9.7)    $      --
   Equity in net income of investees
      accounted for by the equity method .....         (2.8)        (1.5)          (0.4)           (2.5)         13.1           5.9
   Amortization of deferred policy
      acquisition costs, excluding amounts
      related to realized investment gains ...         19.4         17.5            0.8              --          10.8          48.5
   Segment assets ............................    $26,879.3    $14,439.1      $30,801.0       $ 2,149.6     $12,436.0     $86,705.0

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -- Segment Information - (Continued)

                                                             Retail                    Institutional
                                                 Retail       Asset      Institutional   Investment     Corporate
                                               Protection   Gathering        G&SFP       Management     and Other     Consolidated
                                               ----------   ---------        -----       ----------     ---------     ------------
As of or for the three months ended
September 30, 1999
Revenues:
   Segment operating revenues ..............   $   732.2    $   267.8      $   487.0     $    52.4       $   242.3       $ 1,781.7
   Realized investment losses, net .........        (6.7)        (2.4)         (38.3)         (0.8)             --           (48.2)
                                               -----------------------------------------------------------------------------------
   Revenues ................................   $   725.5    $   265.4      $   448.7     $    51.6       $   242.3       $ 1,733.5
                                               ===================================================================================
   Net investment income ...................   $   286.5    $    95.9      $   434.9     $     9.7       $    37.1       $   864.1
Net Income:
   Segment after-tax operating income ......   $    48.1    $    35.8      $    45.2     $    10.4       $     9.7       $   149.2
   Realized investment losses, net .........        (8.5)        (1.8)         (25.1)         (0.6)           (6.6)          (42.6)
   Class action lawsuit ....................          --           --             --            --           (52.0)          (52.0)
   Restructuring charges ...................        (3.0)        (0.7)            --            --              --            (3.7)
   Surplus tax .............................        (4.1)        (0.1)          (0.6)           --            (1.1)           (5.9)
   Extraordinary item ......................       (17.0)        (3.6)          (4.2)           --            (1.1)          (25.9)
                                               -----------------------------------------------------------------------------------
   Net income ..............................   $    15.5    $    29.6      $    15.3     $     9.8       $   (51.1)      $    19.1
                                               ===================================================================================
Supplemental Information:
   Inter-segment revenues ..................   $      --    $      --      $      --     $    18.4       $   (18.4)      $      --
   Equity in net income of investees
      accounted for by the equity method ...         5.3          5.7            5.7           0.2            (4.9)           12.0
   Amortization of deferred policy
      acquisition costs, excluding
      amounts related to realized
      investment gains .....................        24.8         18.0            1.4            --            13.3            57.5
   Segment assets ..........................   $26,262.0    $13,267.1      $31,641.4     $ 3,263.4       $ 5,772.2       $80,206.1

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -- Segment Information - (Continued)

                                                                Retail                   Institutional
                                                   Retail        Asset    Institutional    Investment     Corporate
                                                 Protection    Gathering      G&SFP        Management     and Other     Consolidated
                                                 ----------    ---------      -----        ----------     ---------     ------------
As of or for the nine months ended
September 30, 2000
Revenues:
   Segment operating revenues ................   $ 1,370.0    $   894.1    $ 1,699.2      $   173.3      $ 1,344.7       $ 5,481.3
   Realized investment gains (losses), net ...        11.5         10.1        (38.9)           1.7           93.6            78.0
                                                 ---------------------------------------------------------------------------------
   Revenues ..................................   $ 1,381.5    $   904.2    $ 1,660.3      $   175.0      $ 1,438.3       $ 5,559.3
                                                 =================================================================================
   Net investment income .....................   $   463.3    $   327.4    $ 1,288.0      $    17.3      $   360.5       $ 2,456.5
Net Income:
   Segment after-tax operating income ........   $   193.4    $   104.0    $   160.3      $    40.2      $    73.3       $   571.2
   Realized investment gains (losses), net ...         7.0          6.3        (24.4)           1.0           57.4            47.3
   Restructuring charges .....................        (5.4)        (1.4)        (2.3)            --           (1.0)          (10.1)
   Surplus tax ...............................         8.4          0.5          5.5             --            0.1            14.5
   Extraordinary item ........................        (0.2)        (0.1)        (0.2)            --           (9.7)          (10.2)
   Other demutualization related costs .......        (6.7)        (1.4)        (1.7)            --           (0.4)          (10.2)
   Group pension dividend transfer ...........          --           --          5.7             --             --             5.7
                                                 ---------------------------------------------------------------------------------
   Net income ................................   $   196.5    $   107.9    $   142.9      $    41.2      $   119.7       $   608.2
                                                 =================================================================================
Supplemental Information:
   Inter-segment revenues ....................   $      --    $      --    $      --      $    31.2      $   (31.2)      $      --
   Equity in net income of investees
      accounted for by the equity method .....         2.9          1.7          5.9            5.5           71.6            87.6
   Amortization of deferred policy
      acquisition costs, excluding
      amounts related to realized
      investment gains .......................        45.6         53.6          2.2             --           41.1           142.5
   Segment assets ............................   $26,879.3    $14,439.1    $30,801.0      $ 2,149.6      $12,436.0       $86,705.0
As of or for the nine months ended
September 30, 1999
Revenues:
   Segment operating revenues ................   $ 2,134.0    $   788.5    $ 1,750.2      $   141.7      $   808.3       $ 5,622.7
   Realized investment gains (losses), net ...       109.2          5.6         88.1            0.2           (7.7)          195.4
                                                 ---------------------------------------------------------------------------------
   Revenues ..................................   $ 2,243.2    $   794.1    $ 1,838.3      $   141.9      $   800.6       $ 5,818.1
                                                 =================================================================================
   Net investment income .....................   $   802.7    $   283.4    $ 1,272.0      $    33.3      $   189.6       $ 2,581.0
Net Income:
   Segment after-tax operating income ........   $   137.3    $    97.5    $   165.8      $    27.6      $    45.1       $   473.3
   Realized investment gains (losses), net ...        69.0          3.5         55.7            0.1          (10.3)          118.0
   Class action lawsuit ......................          --           --           --             --          (91.1)          (91.1)
   Restructuring charges .....................        (3.0)        (4.5)          --             --             --            (7.5)
   Surplus tax ...............................        (7.7)        (0.7)        (3.8)            --           (5.1)          (17.3)
   Extraordinary item ........................       (36.7)        (7.6)       (10.0)            --           (2.3)          (56.6)
   Cumulative effect of accounting
      change .................................          --         (9.6)          --           (0.1)            --            (9.7)
                                                 ---------------------------------------------------------------------------------
   Net income ................................   $   158.9    $    78.6    $   207.7      $    27.6      $   (63.7)      $   409.1
                                                 =================================================================================
Supplemental Information:
   Inter-segment revenues ....................   $      --    $      --    $      --      $    40.5      $   (40.5)      $      --
   Equity in net income of investees
      accounted for by the equity method .....        25.4          5.7          7.8            1.8            0.8            41.5
   Amortization of deferred policy
      acquisition costs, excluding
      amounts related to realized
      investment gains .......................        81.2         41.2          2.1             --           20.5           145.0
   Segment assets ............................   $26,262.0    $13,267.1    $31,641.4      $ 3,263.4      $ 5,772.2       $80,206.1

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

In connection with the restructuring plan, approximately 330 employees have been or will be terminated. These employees are or have been associated with operations in our Boston office and outside the home office. As of September 30, 2000, the liability for employee termination costs included in other liabilities was $22.9 million. Employee termination costs, included in other operating costs and expenses, were $3.6 million and $16.6 million for the three and nine month periods ended September 30, 2000 and $6.0 million and $14.1 million for the comparable periods of the prior year. Of the total number of employees affected, 325 were terminated through September 30, 2000, and had received benefit payments of approximately $21.5 million through September 30, 2000.

Note 4 -- Contingencies

In the normal course of its business operations, the Company is involved in litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2000. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $284.4 million and $496.6 million at September 30, 2000 and December 31, 1999, respectively. There were no additional reserves recorded related to the settlement for the three and nine month periods ended September 30, 2000. Reserves recorded in 1999 related to the settlement were $80.0 and $140.2 million for the three and nine-month periods ended September 30, 1999, respectively. The estimated reserve is based on a number of factors, including the estimated number of claims, the expected type of relief to be sought by class members (general relief or alternative dispute resolution), the estimated cost per claim and the estimated costs to administer the claims. During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's previous estimates, primarily due to additional outreach activities by regulatory authorities during 1998 encouraging class members to consider alternative dispute resolution relief. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. The Company will continue to update its estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional cost related to the settlement cannot be reasonably estimated.

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of September 30, 2000, would not be material.

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

The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                               September 30,   February 1,
                                                                                   2000           2000
                                                                               -------------- --------------
                                                                                       (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
      (fair value: September 30--$2,283.9; February 1--$2,259.6) ..........      $ 2,262.5      $ 2,270.7
   Available-for-sale--at fair value
      (cost: September 30--$2,354.8; February 1--$2,275.1) ................        2,290.5        2,199.2
Equity securities:
   Available-for-sale--at fair value
      (cost: September 30--$6.6; February 1--$6.4) ........................            5.1            3.4
Mortgage loans on real estate .............................................        1,931.1        1,875.9
Policy loans ..............................................................        1,534.3        1,561.2
Short-term investments ....................................................           44.2             --
Other invested assets .....................................................            6.0            5.3
                                                                                 ------------------------
   Total Investments ......................................................        8,073.7        7,915.7

Cash and cash equivalents .................................................          329.0          158.6
Accrued investment income .................................................          149.7             --
Premiums and accounts receivable ..........................................           13.8            4.0
Deferred policy acquisition costs .........................................        1,021.8        1,062.5
Other assets ..............................................................           80.4          202.2
                                                                                 ------------------------
   Total Closed Block Assets ..............................................      $ 9,668.4      $ 9,343.0
                                                                                 ========================

Liabilities
Future policy benefits ....................................................      $ 9,830.4      $ 9,732.8
Policyholders' funds ......................................................        1,903.9        1,885.4
Other liabilities .........................................................          236.2          500.1
                                                                                 ------------------------
   Total Closed Block Liabilities .........................................      $11,970.5      $12,118.3
                                                                                 ========================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                                  For the Period
                                                       Three Months Ended       February 1, through
                                                         September 30,             September 30,
                                                              2000                      2000
                                                       --------------------------------------------
                                                                        (in millions)
Revenues
    Premiums ........................................      $  217.2                 $  619.0
    Net investment income ...........................         155.8                    423.1
    Realized investment gains, net ..................           1.4                      1.3
    Other revenue ...................................          (0.2)                    (0.4)
                                                       --------------------------------------------
       Total revenues ...............................         374.2                  1,043.0

Benefits and Expenses
    Benefits to policyholders .......................         203.1                    613.4
    Other operating costs and expenses ..............          (3.4)                    (9.1)
    Amortization of deferred policy acquisition costs          27.1                     55.5
    Dividends to policyholders ......................         108.0                    292.5
                                                       --------------------------------------------
       Total benefits and expenses ..................         334.8                    952.3
                                                       --------------------------------------------

       Contribution from the closed block ...........      $   39.4                 $   90.7
                                                       ============================================

Note 6 -- Earnings Per Share

The following is a computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period excluding dilutive effects of options, warrants or convertible securities. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities, such as options and non- vested stock grants, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

For purposes of the Company's unaudited earning per share and proforma earnings per share calculations, the weighted-average number of common shares outstanding during the respective periods for basic earnings per share was the 314.8 million shares issued in the Company's demutualization and IPO. The 314.8 million shares represent 212.8 million shares provided to eligible policyholders in connection with the demutualization and 102.0 million shares sold in the IPO. Dilutive securities to the Company's earning per share calculation represent the weighted-average shares outstanding after application of the treasury stock method to the 4.6 million options granted as part of the Company's Long-Term Stock Incentive Plan and the 0.3 million non-vested shares granted to key employees during the period February 1 through September 30, 2000.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -- Earnings Per Share - (Continued)

                                                                                 For the Period
                                                      Three Months Ended        February 1 through
                                                      September 30, 2000        September 30, 2000
                                                    ------------------------------------------------
                                                            (in millions, except per share data)
Net income ....................................              $ 184.3                 $ 564.2
                                                    ================================================

Weighted-average shares outstanding (a) .......                314.8                   314.8
   Dilutive securities
   Stock options ..............................                  2.0                     1.6
   Non-vested stock ...........................                  0.2                     0.2
                                                    ------------------------------------------------
Weighted-average shares outstanding
   assuming dilution (b) ......................                317.0                   316.6
                                                    ================================================

Net income per share
   Basic ......................................              $   .59                 $  1.79
                                                    ================================================
   Diluted ....................................              $   .58                 $  1.78
                                                    ================================================

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

The Incentive Plan has options exercisable at March 13, 2001 and 2002, June 12, 2001 and 2002 and August 14, 2001 and 2002. The Company has granted 4.6 million options as of September 30, 2000. Options outstanding under the Incentive Plan were granted at a price equal to the market value of the stock on the date of grant, vest over a two-year period, and expire five years after the grant date.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -- Stock Compensation Plans - (Continued)

The status of stock options under the Long-Term Stock Incentive Plan is summarized below as of September 30:

                                     Number of shares         Weighted-average
                                      (in thousands)            exercise price
                                    -------------------------------------------
Outstanding at February 1, 2000               --                         --
  Granted                                4,618.4                    $ 14.06
  Exercised                                   --                         --
  Canceled                                 257.1                      13.94
                                    -------------------------------------------

Outstanding at September 30, 2000        4,361.3                      14.07

Options exercisable at:
   March 13, 2001                        2,152.7                      13.94
   June 12, 2001                             6.3                      23.37
   August 14, 2001                          21.7                      23.75
   March 13, 2002                        2,152.6                      13.94
   June 12, 2002                             6.3                      23.37
   August 14, 2002                          21.7                      23.75

On March 13, 2000, the Company granted 291,028 shares of non-vested stock to key personnel at a weighted- average grant price per share of $14.34. During the third quarter of 2000, 41,794 shares of non-vested stock were forfeited. These grants of non-vested stock are forfeitable and vest at three or five years of service with the Company.

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

The estimated weighted-average grant date fair value per share of stock options granted during 2000 using the Black-Scholes option valuation model was $3.66. The fair value of options granted in 2000 is estimated on the date of grant using the following assumptions: dividend yield of 1.8%, expected volatility of 24%, risk-free interest rate range of 4.8% to 5.6% depending on grant date, and an expected life ranging from 2 to 5 years.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -- Stock Compensation Plans - (Continued)

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   Three Months         For the Period
                                                Ended September 30,   February 1 through
                                                       2000           September 30, 2000
                                                ----------------------------------------
                                                  (in millions, except per share data)
Net income:
   As reported                                      $   184.3            $   564.2
   Pro forma                                            183.1                561.4
Earnings per share
 Basic:
   As reported                                            .59                 1.79
   Pro forma                                              .58                 1.78
 Diluted:
   As reported                                            .58                 1.78
   Pro forma                                              .58                 1.77

At September 30, 2000, the Company had 4.4 million stock options outstanding with a weighted-average remaining contractual life of 4.4 years and a weighted-average exercise price of $14.07. As of September 30, 2000, no options are exercisable, because none are vested at that date.

The Company granted 291,028 shares of non-vested stock during the period February 1, 2000 to September 30, 2000 with a total grant-date exercise price of $4.2 million. During the third quarter of 2000, 41,794 shares of non-vested stock were forfeited with a total grant-date exercise price of $0.6 million.

Stock Ownership Loan Program

In January 2000, the Company adopted a loan program whereby the Company may extend credit to key executives to purchase stock in order for them to meet mandatory stock ownership requirements. These full recourse loans bear interest at variable rates and principal and interest are payable no later than the death of the executive, termination of employment or five years. As of September 30, 2000, these loans receivable were $3.2 million and are recorded in other assets.

Note 8 -- Subsequent Events

Stock Repurchase Program

On October 26, 2000, the Company announced that its Board of Directors has authorized a stock repurchase program, with no termination date, under which the Company will purchase up to $500.0 million of its outstanding common stock. Under the stock repurchase program, purchases will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions, and which may be, if deemed appropriate, through a systematic program.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock or the Company) as of September 30, 2000, compared with December 31, 1999, and its consolidated results of operations for the three month and nine month periods ended September 30, 2000 and September 30, 1999, and, where appropriate, factors that may affect future financial performance. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the period February 1, 2000 (the date the closed block became effective) through September 30, 2000 combined on a line by line basis with the results of operations outside the closed block for such period, as further discussed below. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of and for the year ended December 31, 1999 included in the Company's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 1999 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

The Reorganization and Initial Public Offering

      The Board of Directors of John Hancock Mutual Life Insurance Company (the Mutual Company) unanimously adopted the Plan of Reorganization (the Plan) on August 31, 1999. Under the terms of the Plan, effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. All policyholder membership interests in the Mutual Company were extinguished on that date and eligible policyholders of the Mutual Company received, in aggregate, 212.8 million shares of common stock, $1,438.7 million of cash and $43.7 million of policy credits as compensation. It has been determined that, due to complexities involved in determining demutualization compensation, based upon information provided by the Company, 16,798 shares of common stock were overstated on the records of the Company's transfer agent as having been issued as stock compensation in the demutualization and were included in the number of shares of our common stock previously reported as outstanding. Consequently, the transfer agent records have been corrected and the total number of shares represented as outstanding in this Form 10-Q has been adjusted accordingly. This had no impact on the financial position, results of operations or earnings per share reported for the three and nine months ended September 30, 2000. In connection with the reorganization, the Mutual Company changed its name to John Hancock Life Insurance Company (the Life Company).

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      The costs relating to the demutualization, excluding costs relating to the offering, were approximately $132.5 million, net of income taxes, of which $25.9 million was recognized in the three months ending September 30, 1999, while $20.4 million and $56.6 million was recognized in the nine month periods ended September 30, 2000 and 1999, respectively. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

Transactions Affecting Comparability of Results of Operations--Disposed
Businesses

      The comparison of the results of operations for the nine-month periods ended September 30, 2000 and 1999 is impacted by the disposal of a business at the end of the first quarter of 1999. On March 31, 1999, we completed the sale of Unigard Security Insurance Company ("USIC") and John Hancock Insurance Co. of Bermuda Ltd. ("John Hancock Bermuda"). The sale of USIC was completed by entering into a 100% quota share reinsurance agreement with a third party reinsurer and then through a stock sale. We also sold 100% of the stock of John Hancock Bermuda, which offered reinsurance products and services. Assets and liabilities transferred in connection with both sales amounted to $381.0 million and $161.8 million, respectively. The sale of USIC resulted in an after-tax loss of $16.8 million. John Hancock Bermuda was sold for its net book value, which resulted in the recognition of no gain or loss.

      In order to enhance comparability, the following discussion of our results of operations is supplemented, where appropriate, by financial information of the disposed businesses in each period presented.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Results of Operations

      The table below presents the consolidated results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, respectively. For comparability with prior periods, the table below includes the results of operations of the closed block for the period February 1, 2000 through September 30, 2000 combined on a line by line basis with the results of operations outside the closed block.

                                                  Three months ended            Nine months ended
                                                     September 30,                September 30,
                                                ----------------------       -----------------------
                                                  2000          1999           2000           1999
                                                --------      --------       --------       --------
                                                                   (in millions)
Revenues (1)                                    $2,029.9      $1,733.5       $6,511.6       $5,818.1

Benefits and expenses (1)                        1,763.9       1,660.3        5,598.6        5,103.5
                                                --------      --------       --------       --------

Income before income taxes, extraordinary
  item and cumulative effect of accounting
  change                                           266.0          73.2          913.0          714.6

Income taxes                                        81.7          28.2          294.6          239.2
                                                --------      --------       --------       --------

Income before extraordinary item and
  cumulative effect of accounting change           184.3          45.0          618.4          475.4
                                                --------      --------       --------       --------
Extraordinary item - demutualization
          expenses, net of tax                        --         (25.9)         (10.2)         (56.6)
Cumulative effect of accounting change                --            --             --           (9.7)
                                                --------      --------       --------       --------

               Net income                       $  184.3      $   19.1       $  608.2       $  409.1
                                                ========      ========       ========       ========

(1) Revenues and benefits and expenses for the three months and nine months ended September 30, 2000 excludes $334.8 million and $952.3 million in closed block expenses, respectively. These expenses are included in revenues in the contribution from the closed block on the unaudited consolidated statement of income for the three months and nine months ended September 30, 2000.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Consolidated income before income taxes, extraordinary item and cumulative effect of accounting change of $266.0 million for the three months ended September 30, 2000 increased by $192.8 million, or 263.4%, from $73.2 million reported in the comparable prior year period. The increase is primarily attributable to an increase of $117.8 million in the Corporate and Other Segment, a $40.6 million increase in the Protection Segment, a $26.8 million increase in the Guaranteed and Structured Financial Products Segment and a $9.5 million increase in the Asset Gathering Segment. These increases were offset by a decrease of $1.9 million in the Investment Management Segment. The Corporate and Other Segment increased $117.8 million primarily due to an $80.0 million increase in the class action reserve in 1999 related to revised estimates of the settlement and a $59.4 million increase in net investment income, of which $23.6 million was attributable to Corporate Operations, resulting from growth in the corporate account asset base. The Protection Segment increased $40.6 million primarily due to an increase of $11.5 million in net investment income attributable to increases in average net invested assets and higher interest rates. In addition, there was a decrease of $29.0 million in benefits to policyholders resulting from improved mortality and the absence of reserves associated with unreported death claims identified as part

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

of the policyholder demutualization mailing in the prior year. The increase of $26.8 million in the Guaranteed and Structured Financial Products Segment was primarily due to a $39.4 million increase in realized gains resulting from the Company's exit from the short term funding business in December of 1999, partially offset by lower product fees. The increase of $9.5 million in the Asset Gathering Segment was primarily due to a $15.6 million increase in net investment income resulting from increases in invested assets and spreads, partially offset by increases in benefits. The Investment Management Segment's decrease of $1.9 million was primarily due to gains from securitization of mortgage loans in 1999.

      Revenues of $2,029.9 million for the three months ended September 30, 2000 increased $296.4 million, or 17.1%, compared to the three months ended September 30, 1999, primarily due to a $196.4 million increase in the Corporate and Other Segment. This increase in the Corporate and Other Segment was primarily due to an increase of $144.3 million, or 75.7% in international operations attributable to the acquisition of Aetna Canada Holdings Limited (Aetna Canada). Corporate operations also added $52.6 million, or 153.3%, mainly due to an increase of $15.2 million in realized gains and a $23.6 million increase in net investment income resulting from growth in the corporate account asset base. Protection Segment revenues increased $43.6 million, or 6.0%, primarily due to an increase of $28.5 million in premiums resulting from the acquisition of the long-term care business of Fortis and an $11.5 million increase in net investment income resulting from an increase in average net invested assets and higher interest rates. Asset Gathering Segment revenues increased $35.9 million, or 13.5%, primarily due to higher premiums and net investment income on increased assets in the fixed annuity business. Revenues in the Guaranteed and Structured Financial Products Segment increased $25.5 million, or 5.7%, primarily due to an increase of $39.4 million in realized investment gains resulting from the exit of the short term funding business in December of 1999, partially offset by decreased premiums in the spread-based business and decreased product fees. Investment Management Segment revenues decreased $5.0 million, or 9.8%, primarily due to a $2.7 million decrease in net investment income caused by an allocation of equity interest in collateralized bond obligations to the other business segments in addition to lower asset based fees as a result of a decrease in average assets under management.

      Benefits and expenses of $1,763.9 million for the three months ended September 30, 2000 increased $103.6 million, or 6.2%, compared to the three months ended September 30, 1999, primarily due to an increase in the Corporate and Other Segment of $78.6 million. This increase in the Corporate & Other Segment is primarily driven by a $137.1 million increase in international operations which was attributable to the acquisition of Aetna Canada Holdings Limited (Aetna Canada). The increase in international operations was partially offset by a decrease in corporate operations due to the 1999 increase of the class action reserve related to revised estimates of the settlement. The Asset Gathering Segment increased $26.4 million, or 12.4%, primarily due to an increase in benefits to policyholders resulting from an increase in benefits paid on immediate annuities. This increase in benefits paid on immediate annuities is driven by the success the company has had in developing this business. The Protection Segment's benefits and expenses increased $3.1 million, or 0.5%, primarily due to an increase in commissions driven by an increase in sales within the individual long-term care business and an increase in dividends due to a normal scale increase in the traditional life insurance business, partially offset by a decrease in benefits to policyholders. These increases were partially offset by a $3.2 million decrease in the Investment Management Segment primarily due to lower interest expense resulting from a decrease in assets held for sale. The decrease in the Guaranteed and Structured Financial Products Segment of $1.3 million was largely due to a decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts from the comparable prior year period.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Consolidated income before income taxes, extraordinary item and cumulative effect of accounting change of $913.0 million for the nine months ended September 30, 2000 increased by $198.4 million, or 27.8%, from $714.6 million reported in the comparable prior year period. The increase is primarily attributable to an increase of $288.6 million in the Corporate and Other Segment. This increase in the Corporate and Other Segment was primarily due to an increase in realized gains in 2000 of $101.1 million, and an increase to the class action reserve in 1999 of $140.2 million, the prior year loss from the sale of the property and casualty business of $25.8 million, and earnings on IPO proceeds of $13.4 million in 2000. The Investment Management Segment increased $23.4 million, or 50.7%, primarily due to an increase in

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

management advisory fees and non-recurring fees in the timber investment management unit, including a settlement of a lawsuit. The Asset Gathering Segment increased by $16.7 million, or 11.5%, mainly due to an increase in net investment income resulting from increases in invested assets backing fixed annuity products and yields on those assets. These increases were offset by a decrease of $120.4 million in the Guaranteed and Structured Financial Products Segment and a $9.9 million decrease in the Protection Segment. The Guaranteed and Structured Financial Products Segment decreased primarily due to a $106.3 million decrease in realized gains resulting from the sale of real estate in the prior year. The Protection Segment decreased primarily due to a decrease in realized gains in the traditional product line. The Company generated $178.0 million in net pre-tax capital gains in the nine months ended September 30, 1999 while generating $79.9 million in net pre-tax capital gains for the nine months ended September 30, 2000. The large amount of capital gains generated in 1999 was the result of an ongoing initiative to divest the Company of its real estate investments.

      Revenues of $6,511.6 million for the nine months ended September 30, 2000 increased $693.5 million, or 11.9%, compared to the nine months ended September 30, 1999. This increase in revenues was primarily due to an increase in the Corporate and Other Segment of $637.6 million, primarily due to an increase of $469.4 million, or 81.0%, in international operations attributable to the acquisition of Aetna Canada. The Asset Gathering Segment revenues increased $110.1 million, or 13.9%, due to a $30.6 million increase in premiums resulting from increased sales of single premium immediate annuities, an $18.1 million increase in management advisory fees primarily from the mutual fund business, a $43.9 million increase in net investment income driven by the fixed annuity business and an $11.1 million increase in variable annuity product fees. Revenues in the Protection Segment increased $90.7 million, or 4.0%, primarily due to the acquisition of Fortis and growth in the long-term care business in which revenues grew by approximately $165.0 million and the non-traditional life insurance business in which revenues grew by approximately $36.0 million. Revenues in the Investment Management Segment increased $33.1 million, or 23.3%, primarily due to growth in management advisory fees. Management advisory fees increased $49.2 million due to a non-recurring fee in the timber investment management unit. This growth in advisory fees was partially offset by a decrease in net investment income. The non-recurring fees primarily consist of performance based payments from the timber investment management unit's client for restructuring a contract. Revenues in the Guaranteed and Structured Financial Products Segment decreased $178.0 million, or 9.7%, due to a decrease of $73.6 million in premiums attributable to single premium annuities, a $106.3 million decrease in realized gains associated with the exit from the short-term funding agreement business (Multi-Manager), and $14.7 million in delinquent investment income received in the comparable prior year period.

      Benefits and expenses of $5,598.6 million for the nine months ended September 30, 2000 increased $495.1 million, or 9.7%, compared to the nine months ended September 30, 1999. This increase in benefits and expenses was primarily due to an increase in the Corporate and Other Segment of $349.0 million, or 38.7%, primarily driven by an increase in international operations of $456.2 million, or 83.0%, which includes the acquisition of Aetna Canada. Benefits and expenses in the Protection Segment increased $100.7 million, or 5.2%, and the Asset Gathering Segment increased approximately $93.4 million, or 14.4%, for the nine months ended September 30, 2000. The increase in the Protection Segment is primarily due to the increased volume of claims paid in the non-traditional life insurance business and increased reserve balances in the individual long-term care business associated with lower lapses and growth of the business. The Asset Gathering Segment increased due to an increase in benefits on immediate annuities and interest credited, increased commission fees incurred, and lower amortization of acquisition costs in the prior year on revised projections of estimated gross profits. The Investment Management Segment's increase in benefits and expenses of $9.7 million was primarily due to an increase in interest expense of $8.8 million. Operating expenses increased as a percentage of average assets under management from 0.23% as of September 30, 1999 to 0.28% as of September 30, 2000 primarily due to an increase in interest expense. These increases were offset by a decrease of approximately $57.7 million in the Guaranteed and Structured Financial Products Segment. This decrease was the result of decreased sales of single premium annuity contracts.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

                                                                Three months ended        Nine months ended
                                                                  September 30,             September 30,
                                                               -------------------       -------------------
                                                                2000         1999         2000         1999
                                                               -------------------       -------------------
                                                                              (in millions)
Segment Data: (1)
       Segment after-tax operating income:
          Protection Segment                                   $ 63.8       $ 48.1       $193.4       $137.3
          Asset Gathering Segment                                38.4         35.8        104.0         97.5
                                                               ------       ------       ------       ------
                  Total Retail                                  102.2         83.9        297.4        234.8
          Guaranteed and Structured Financial
               Products Segment                                  48.2         45.2        160.3        165.8
          Investment Management Segment                           7.8         10.4         40.2         27.6
                                                               ------       ------       ------       ------
                  Total Institutional                            56.0         55.6        200.5        193.4
          Corporate and Other Segment                            23.9          9.7         73.3         45.1
                                                               ------       ------       ------       ------
                  Total segment after-tax operating
                       income                                   182.1        149.2        571.2        473.3

       After-tax adjustments: (1)
          Realized investment gains (losses), net (1)            (2.7)       (42.6)        47.3        118.0
          Class action lawsuit                                     --        (52.0)          --        (91.1)
          Restructuring charges                                  (2.4)        (3.7)       (10.1)        (7.5)
          Group pension dividend transfer                          --           --          5.7           --
          Other demutualization related costs                      --           --        (10.2)          --
          Surplus tax                                             7.3         (5.9)        14.5        (17.3)
                                                               ------       ------       ------       ------
                  Total after-tax adjustments                     2.2       (104.2)        47.2          2.1

       GAAP Reported:
          Income before extraordinary item and
               cumulative effect of accounting
               change                                           184.3         45.0        618.4        475.4
          Extraordinary item - demutualization
               expenses, net of tax                                --        (25.9)       (10.2)       (56.6)
          Cumulative effect of accounting change                   --           --           --         (9.7)
                                                               ------       ------       ------       ------
               Net income                                      $184.3       $ 19.1       $608.2       $409.1
                                                               ======       ======       ======       ======

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

      Net realized investment gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to participating pension contractholder accounts. We believe presenting realized investment gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of
(a) net realized investment gains per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment gains to calculate segment after-tax operating income for the three month and nine month periods ended September 30, 2000 and 1999.

                                                           Three months ended     Nine months ended
                                                             September 30,          September 30,
                                                           -----------------      ------------------
                                                            2000       1999        2000        1999
                                                           ------     ------      ------      ------
                                                                         (in millions)
Net realized investment (losses) gains                     $ (6.1)    $(70.5)     $ 73.6      $271.7

        Less amortization of deferred policy
        acquisition costs related to net realized
        investment losses (gains)                             0.7        1.6        (2.4)      (60.0)

        Less amounts charged (credited) to
        participating pension contractholder accounts         4.1        5.1         8.7       (33.7)
                                                           ------     ------      ------      ------
        Net realized investment (losses) gains, net
        of related amortization of deferred policy
        acquisition costs and amounts credited to
        participating pension contractholders per
        unaudited consolidated financial
        statements (1)                                       (1.3)     (63.8)       79.9       178.0

        Less realized investment (gains) losses
        attributable to mortgage securitizations,
        mezzanine funds and investments backing
        short-term funding agreements                        (1.1)      15.7        (3.1)       17.4
                                                           ------     ------      ------      ------
        Realized investment (losses) gains, net -
        pre-tax adjustment to calculate segment
        operating income                                     (2.4)     (48.1)       76.8       195.4

        Less income tax effect                               (0.3)       5.5       (29.5)      (77.4)
                                                           ------     ------      ------      ------
        Realized investment (losses) gains net -
        after-tax adjustment to calculate segment
        operating income                                   $ (2.7)    $(42.6)     $ 47.3      $118.0
                                                           ======     ======      ======      ======

(1) Net realized investment gains, net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders for the three months and nine months ended September 30, 2000 includes $1.4 million and $1.3 million in net realized gains generated in the closed block, respectively. This balance is included in contribution from the closed block in the unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      During 1997, we entered into a court approved settlement relating to a class action lawsuit involving individual life insurance policies sold from 1979 through 1996, as specified in Note 4 - Contingencies, in the Notes to the Unaudited Consolidated Financial Statements. In entering into the settlement, we specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to the class members for legal and administrative costs associated with the settlement amounted to $284.4 million and $496.6 million at September 30, 2000 and December 31, 1999, respectively. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. The Company recorded additional reserves related to the settlement of $52.0 million after-tax and $91.1 million after-tax in the three and nine-month periods ended September 30, 1999. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company.

      The Company incurred after-tax charges for demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. No after-tax charges for demutualization related expenses were incurred during the three months ended September 30, 2000 and $10.2 million were incurred during the nine months ended September 30, 2000, and no such costs were incurred in the comparable periods of the prior year.

      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 3 -- Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs were $2.4 million and $10.1 million for the three months and nine months ended September 30, 2000 and $3.7 and $7.5 million in the comparable periods of the prior year.

      During the fourth quarter of 1999, the Company recorded a $205.8 million after-tax charge for the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account within the Corporate and Other Segment. The assets included investments in certain subsidiaries and the home office real estate complex. Certain group contracts have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Certain participating contractholders participate in contract experience related to net investment income and realized capital gains and losses in the general account. These participating contractholders were compensated for transferred assets based on the fair value of the assets transferred. The difference between the fair value and carrying value of the assets transferred were credited to affected participating contractholders through crediting rates and dividends on their contracts. The $5.7 million after-tax credit occurring in the nine months ended September 30, 2000 is a change in estimate of this transaction based on information that became available early in 2000.

      Effective in the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies. During the three months ended September 30, 2000 the Company recognized a reduction in equity based taxes of $7.3 million, resulting from a revised estimate related to prior years. This after tax credit was excluded from after-tax operating income for the period. The mutual company surplus tax of $5.9 million and $17.3 million has been excluded from after-tax operating income for the three months and nine months ended September 30, 1999.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Retail-Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                 ---------------------     -----------------------
                                                   2000        1999         2000           1999
                                                 --------     --------     --------       --------
                                                                  (in millions)
Revenues (1)                                     $  772.0     $  732.2     $2,322.3       $2,134.0

Benefits and expenses                               674.1        669.4      2,029.5        1,942.8

Income taxes                                         34.1         14.7         99.4           53.9
                                                 --------     --------     --------       --------

Segment after-tax operating income (1)               63.8         48.1        193.4          137.3

After-tax adjustments: (1)
Realized investment gains (losses), net (1)          (2.0)        (8.5)         7.0           69.0
Restructuring charges                                (1.8)        (3.0)        (5.4)          (3.0)
Surplus tax                                           5.5         (4.1)         8.4           (7.7)
Other demutualization related costs                    --           --         (6.7)            --
                                                 --------     --------     --------       --------
      Total after-tax adjustments                     1.7        (15.6)         3.3           58.3

GAAP Reported:
Income before extraordinary item                     65.5         32.5        196.7          195.6
Extraordinary item - demutualization
   expenses, net of tax                                --        (17.0)        (0.2)         (36.7)
                                                 --------     --------     --------       --------
      Net income                                 $   65.5     $   15.5     $  196.5       $  158.9
                                                 ========     ========     ========       ========

Other Data:
Segment after-tax operating income (loss):
   Non-traditional life (variable and
      universal life)                            $   25.7     $    8.5     $   73.8       $   56.6
   Traditional life                                  24.9         27.9         81.6           56.0
   Individual long-term care                         10.5          8.1         29.3           17.6
   Group long-term care                               3.3          4.0         10.4            9.0
   Other                                             (0.6)        (0.4)        (1.7)          (1.9)
                                                 --------     --------     --------       --------
Segment after-tax operating income (1)           $   63.8     $   48.1     $  193.4       $  137.3
                                                 ========     ========     ========       ========

(1)   See "Adjustments to GAAP Reported Net Income" included in this MDA.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Segment after-tax operating income was $63.8 million for the three months ended September 30, 2000, an increase of $15.7 million, or 32.6%, from $48.1 million reported in the comparable prior year period. Non-traditional life insurance business after-tax operating income increased $17.2 million, or 202.4%, mainly due to improved mortality and reduced expenses. Traditional life insurance business after-tax operating income decreased $3.0 million, or 10.8%, mainly due to an increase in the effective tax rate as a

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

result of transferring affordable housing tax credit investments to the Corporate & Other Segment. Individual long-term care insurance business after-tax operating income increased $2.4 million, or 29.6%, resulting from an increase in net investment income attributable to increases in average net invested assets, the addition of the Fortis business and expense reduction efforts.

      Revenues were $772.0 million for the three months ended September 30, 2000, an increase of $39.8 million, or 5.4%, from $732.2 million for the three months ended September 30, 1999. Premiums increased $28.3 million, or 8.2%, primarily due to an increase in individual long-term care insurance premiums, which increased $56.5 million, or 80.1%, resulting from both additional premiums assumed relating to the acquisition of Fortis and continued growth in the business. Partially offsetting this increase was a decline in traditional life insurance premiums. Net investment income increased $11.5 million, or 4.0%, primarily due to increases in average net invested assets and portfolio yields.

      Benefits and expenses were $674.1 million for the three months ended September 30, 2000, an increase of $4.7 million, or 0.7%, from $669.4 million for the three months ended September 30, 1999. Benefits to policyholders decreased $29.2 million, or 6.7%, due to improved mortality in the traditional life insurance business, from the prior quarter's additional $24.0 million increase in benefits from previously unreported death identified as a result of the policyholder demutualization mailing. Other operating costs and expenses increased $4.2 million, or 4.1%, primarily due to an increase of $16.1 million in commissions, mainly driven by an increase in sales within the individual long-term care business. Amortization of deferred policy acquisition costs increased $21.5 million from $24.9 million at September 30, 1999, mainly due to lower DAC amortization in the prior year quarter in the traditional life business due to lower margins resulting from the $24.0 million of previously unreported deaths identified as a result of the policyholder demutualization mailing. Dividends increased $8.2 million, or 7.7%, due to a normal scale increase in the traditional life insurance business. The segment's effective tax rate on operating income was 34.8% and 23.4% for the three months ended September 30, 2000 and 1999, respectively. This increase in the effective tax rate was primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment in the fourth quarter of 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Segment after-tax operating income was $193.4 million for the nine months ended September 30, 2000, an increase of $56.1 million, or 40.9%, from $137.3 million reported in the comparable prior year period. Non-traditional life insurance business after-tax operating income increased $17.2 million, or 30.4%, mainly due to an increase in net investment income resulting from higher yields on higher net average invested assets. Traditional life insurance business after-tax operating income increased $25.6 million, or 45.7%, primarily resulting from a decrease in benefits to policyholders resulting form improved mortality stemming from previously unreported death claims identified as part of the policyholder demutualization mailing in the prior year. Individual long-term care insurance business after-tax operating income increased $11.7 million, or 66.5%, resulting from an increase in net investment income due to growth in average net invested assets and the addition of the Fortis business.

      Revenues were $2,322.3 million for the nine months ended September 30, 2000, an increase of $188.3 million, or 8.8%, from $2,134.0 million for the nine months ended September 30, 1999. Premiums increased $83.0 million, or 7.9%, primarily due to an increase in individual long-term care insurance premiums, which increased $140.7 million, or 70.3%, resulting from both additional premiums assumed relating to the acquisition of Fortis and continued growth in the business. Partially offsetting this increase was a decline in traditional life insurance premiums as a result of policy recissions associated with the class action settlement process. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $296.3 million for the nine months ended September 30, 2000, an increase of $22.4 million, or 8.2%, from $273.9 million for the nine months ended September 30, 1999. This increase was due primarily to growth in average account values. Net investment income increased $83.7 million, or 10.4%, primarily due to increases in average net invested assets and portfolio yields.

      Benefits and expenses were $2,029.5 million for the nine months ended September 30, 2000, an increase of $86.7 million, or 4.5%, from $1,942.8 million for the nine months ended September 30, 1999.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Benefits to policyholders increased $16.1 million, or 1.3%, due to rapid growth and high persistency in customer base of the individual long-term care insurance business. Other operating costs and expenses increased $31.4 million, or 10.7%, primarily due to an increase of $25.8 million in operating expense associated with the individual long-term care business due to the Fortis acquisition and growth in this business. Dividends to policyholders increased $19.4 million, or 5.8%, primarily due to normal growth of dividends on traditional life insurance products. Amortization of deferred policy acquisition costs increased $19.8 million, or 24.4%, resulting from lower amortization of deferred acquisition costs in the prior year due to revised projections of estimated gross profits based upon changes in estimated future interest margins and mortality margins. The Segment's effective tax rate on operating income was 33.9% and 28.2% for the nine months ended September 30, 2000 and 1999, respectively. This increase in the effective tax rate was primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment in the fourth quarter of 1999.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Retail-Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                  Three months ended        Nine months ended
                                                     September 30,            September 30,
                                                 -------------------       -------------------
                                                  2000         1999         2000         1999
                                                 ------       ------       ------       ------
                                                                (in millions)
Revenues (1)                                     $297.2       $267.8       $894.1       $788.5

Benefits and expenses                             239.5        212.2        738.4        642.0

Income taxes                                       19.3         19.8         51.7         49.0
                                                 ------       ------       ------       ------

Segment after-tax operating income (1)             38.4         35.8        104.0         97.5

After-tax adjustments: (1)
Realized investment gains (losses), net (1)         2.6         (1.8)         6.3          3.5
Other demutualization related costs                  --           --         (1.4)          --
Restructuring charges                              (0.4)        (0.7)        (1.4)        (4.5)
Surplus tax                                         0.4         (0.1)         0.5         (0.7)
                                                 ------       ------       ------       ------
        Total after-tax adjustments                 2.6         (2.6)         4.0         (1.7)

GAAP Reported:
Income before extraordinary item                   41.0         33.2        108.0         95.8
Extraordinary item - demutualization
    expenses, net of tax                             --         (3.6)        (0.1)        (7.6)
Cumulative effect of accounting change               --           --           --         (9.6)
                                                 ------       ------       ------       ------
        Net income                               $ 41.0       $ 29.6       $107.9       $ 78.6
                                                 ======       ======       ======       ======

Other Data:
Segment after-tax operating income (loss):
        Annuity                                  $ 25.3       $ 24.0       $ 70.9       $ 57.2
        Mutual funds                               13.4         12.1         35.5         39.6
        Other                                      (0.3)        (0.3)        (2.4)         0.7
                                                 ------       ------       ------       ------
Segment after-tax operating income (1)           $ 38.4       $ 35.8       $104.0       $ 97.5
                                                 ======       ======       ======       ======

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Segment after-tax operating income was $38.4 million for the three months ended September 30, 2000, an increase of $2.6 million, or 7.3%, from $35.8 million reported in the comparable prior year period. Annuity business after-tax operating income was $25.3 million for the three months ended September 30, 2000, an increase of $1.3 million, or 5.4%, primarily due to higher investment income in fixed annuities on higher invested assets and increased spreads. Spreads increased 22 basis points to 2.28% for the three months ended September 30, 2000 from 2.06% for the three months ended September 30, 1999. The average interest credited rate increased 32 basis points to 5.80% from 5.48%, while the earned interest rate

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

increased 54 basis points to 8.08% from 7.54%. Mutual funds after-tax operating income increased $1.3 million, or 10.7%, primarily due to lower operating expenses offset partially by lower asset based fees as a result of a decrease in average assets under management of 0.4%.

      Revenues were $297.2 million for the three months ended September 30, 2000, an increase of $29.4 million, or 11.0%, from $267.8 million reported for the comparable prior year period. The increased revenue was due to higher premiums and net investment income arising in the fixed annuity business. The increase in premium is due to increased sales of single premium immediate annuities. Net investment income was $111.5 million for the three months ended September 30, 2000, an increase of $15.6 million, or 16.3%, from $95.9 million reported in the comparable prior year period. Net investment income increased primarily due to growth in invested assets backing fixed annuity products. In addition to asset growth, the average investment yield on invested assets backing fixed annuity products increased 54 basis points to 8.08% for the three months ended September 30, 2000 from 7.54% reported in the comparable prior year period, reflecting higher market interest rates on new fixed income investments. Investment-type product charges were $33.2 million for the three months ended September 30, 2000, an increase of $0.8 million, or 2.5%, from $32.4 million reported for the comparable prior year period. The increase in investment-type product fees is primarily due to growth in average variable annuity separate account liabilities.

      Investment management revenues, commissions, and other fees were $132.1 million for the three months ended September 30, 2000, a decrease of $2.5 million, or 1.9%, from $134.6 million for the comparable prior year period. Average mutual fund assets under management was $32,579.9 million for the three months ended September 30, 2000, a decrease of $117.6 million or 0.4%, from $32,697.5 million reported in the comparable prior year period, primarily due to redemptions in fixed income funds and the financial sector funds. Net deposits for the three months ended September 30, 2000 were $145.1 million compared to net redemptions of $966.9 million reported in the comparable prior year period, an improvement of $1,112.0 million. The net deposit position of the funds business for the period is primarily due to aggressive marketing of both retail and institutional investment management services in addition to the launch of a multi-sector fund in September 2000 and lower redemptions from our financial sector funds and private managed accounts from the prior year. Investment advisory fees were $50.3 million for the three months ended September 30, 2000, a decrease of $1.2 million, or 2.3% from $51.5 million reported in the comparable prior year period and were 0.62% and 0.63% of average mutual fund assets under management for the three months ended September 30, 2000 and 1999, respectively. Underwriting and distribution fees increased $2.0 million, or 2.9%, to $70.3 million for the three months ended September 30, 2000 primarily due to an increase in front-end load charge mutual fund sales and accordingly, commission income. Shareholder service and other fees were $11.7 million for the three months ended September 30, 2000 compared to $12.9 million reported in the comparable prior year period, primarily reflecting lower assets under management.

      Benefits and expenses increased $27.3 million, or 12.9%, to $239.5 million for the three months ended September 30, 2000 from $212.2 million reported in the comparable prior year period. Benefits to policyholders increased $34.2 million, or 56.2%, primarily due to an increase in benefits paid on immediate annuities. The increase in benefits on immediate annuities is driven by the success the company has had in developing this business; premiums on immediate annuities increased $15.2 million, or 310.2% during the three months ended September 30, 2000 compared to the same period in the prior year. In addition, benefits to policyholders increased $11.0 million due to timing of adjustments to reserves in the third quarter of 1999. Other operating costs and expenses decreased $6.4 million, or 4.8%, to $126.9 million for the three months ended September 30, 2000 from $133.3 million reported in the comparable prior year period. The decrease was primarily due to the decrease in operating expenses in the mutual fund business resulting from an expense management program. In addition, other operating costs and expenses decreased due to additional deferrals of acquisition costs primarily driven by variable annuities. These decreases were partially offset by an increase in commission expense primarily due to increased sales in the annuities business. Amortization of deferred policy acquisition costs decreased $0.5 million, or 2.8%, to $17.5 million for the three months ended September 30, 2000 from $18.0 million reported in the comparable prior year period. The Segment's effective tax rate on operating income was 33.4% and 35.6% for the three months ended September 30, 2000 and 1999, respectively. This decrease in the effective tax rate is primarily due to the investments in tax-preferenced assets in the annuities business.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Segment after-tax operating income was $104.0 million for the nine months ended September 30, 2000, an increase of $6.5 million, or 6.7%, from $97.5 million reported in the comparable prior year period. Annuity business after-tax operating income was $70.9 million for the nine months ended September 30, 2000, an increase of $13.7 million, or 24.0%, primarily due to higher investment income in fixed annuities on increased invested assets and spreads and an increase in variable annuity product charges, resulting from higher average account balances. Fixed annuity spreads increased 24 basis points to 2.28% for the nine months ended September 30, 2000 from 2.04% for the nine months ended September 30, 1999. The average interest credited rate increased 21 basis points to 5.74% from 5.53%, while the earned interest rate increased 46 basis points to 8.02% from 7.56%. Mutual funds after-tax operating income decreased $4.1 million, or 10.4%, primarily due to lower asset based fees of $9.7 million as a result of a decrease in average assets under management of 3.5%. This was offset by lower operating expenses of $6.3 million due to an expense management program.

      Revenues were $894.1 million for the nine months ended September 30, 2000, an increase of $105.6 million, or 13.4%, from $788.5 million reported for the comparable prior year period. The increased revenue was due to higher premiums in the annuities business, higher net investment income arising in the fixed annuity business, higher investment-type product charges arising in variable annuity business, and higher commissions revenue on front-end load charge mutual fund sales. Premiums increased $30.6 million, or 300.0%, to $40.8 million due to increased sales of single premium immediate annuities in the fixed annuity business. Net investment income was $327.3 million for the nine months ended September 30, 2000, an increase of $43.9 million, or 15.5%, from $283.4 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products and yields on those assets. The average investment yield on invested assets backing fixed annuity products was 8.02% for the nine months ended September 30, 2000 compared to 7.56% reported in the comparable prior year period, reflecting higher market interest rates on new fixed income investments. Investment-type product charges were $103.1 million for the nine months ended September 30, 2000, an increase of $13.3 million, or 14.8%, from $89.8 million reported for the comparable prior year period. The increase in investment-type product fees is primarily due to growth in average variable annuity separate account liabilities, which increased 13.8% to $7,717.6 million for the nine months ended September 30, 2000 from $6,781.5 million reported in the comparable prior year period. Mortality and expense fees as a percentage of average account balances were 1.35% and 1.41% for the nine months ended September 30, 2000 and 1999, respectively.

      Investment management revenues, commissions, and other fees were $421.9 million for the nine months ended September 30, 2000, an increase of $18.1 million, or 4.5%, from $403.8 million for the comparable prior year period. Average mutual fund assets under management was $32,641.6 million for the nine months ended September 30, 2000, a decrease of $1,178.0 million, or 3.5%, from $33,819.6 million reported in the comparable prior year period, primarily due to redemptions in fixed income funds and the financial sector funds. Net redemptions for the nine months ended September 30, 2000 were $219.3 million compared to $2,348.4 million reported in the comparable prior year period, an improvement of $2,129.1 million, or 90.7%, primarily due to aggressive marketing of both retail and institutional investment management services in addition to the launch of the multi-sector fund in September 2000 and lower redemptions from our financial sector funds and private managed accounts from the prior year. Investment advisory fees were $145.6 million for the nine months ended September 30, 2000, a decrease of $7.7 million, or 5.0%, from $153.3 million reported in the comparable prior year period and were 0.59% and 0.60% of average mutual fund assets under management for the nine months ended September 30, 2000 and 1999, respectively. Underwriting and distribution fees increased $26.5 million, or 12.4%, to $240.8 million for the nine months ended September 30, 2000 primarily due to the increase in front-end load charge mutual fund sales and accordingly, commission revenue. The increase in front-end load charges was partially offset by a decrease in deferred sales charges due to improved retention of existing accounts. Shareholder service and other fees were $35.5 million for the nine months ended September 30, 2000 compared to $37.5 million reported in the comparable prior year period, primarily reflecting lower assets under management.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Benefits and expenses increased $96.4 million, or 15.0%, to $738.4 million for the nine months ended September 30, 2000 from $642.0 million reported in the comparable prior year period. Benefits to policyholders increased $58.5 million, or 28.4%, primarily due to an increase in benefits paid on immediate annuities and interest credited on fixed annuity account balances. Benefits paid on immediate annuities is the result of the Company's success in this area of the business, premiums on immediate annuities increased $30.6 million, or 300.0%, for the nine months ended September 30, 2000. Interest credited on fixed annuity account balances increased primarily due to higher average account balances. In addition, benefits to policyholders increased $11.0 million due to timing of adjustments to reserves in the comparable prior year period. Other operating costs and expenses increased $25.5 million, or 6.5%, to $420.0 million for the nine months ended September 30, 2000 from $394.5 million reported in the comparable prior year period. The increase was primarily due to the increase in commission fees incurred in the mutual fund business, primarily the result of increased front-end load charge mutual fund sales. In addition, other operating costs and expenses increased due to increases in commission expense in the Signator Financial Network and in the annuities business. These increases in other operating costs were partially offset by additional deferrals of acquisition expenses in the annuities business. Amortization of deferred policy acquisition costs increased $12.4 million, or 30.1%, to $53.6 million for the nine months ended September 30, 2000 from $41.2 million reported in the comparable prior year period. This increase in amortization is primarily due to higher profits in the current period and revised projections of estimated gross profits based upon increases in estimated future interest margins in the comparable prior year period. The Segment's effective tax rate on operating income was 33.2% and 33.4% for the nine months ended September 30, 2000 and 1999, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Institutional-Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                   Three months ended        Nine months ended
                                                      September 30,            September 30,
                                                 ---------------------     -----------------------
                                                   2000         1999         2000           1999
                                                 --------     --------     --------       --------
                                                                  (in millions)
Revenues (1)                                     $  492.1     $  487.0     $1,699.2       $1,750.2

Benefits and expenses                               418.7        420.4      1,454.8        1,509.7

Income taxes                                         25.2         21.4         84.1           74.7
                                                 --------     --------     --------       --------

Segment after-tax operating income (1)               48.2         45.2        160.3          165.8

After-tax adjustments: (1)
Realized investment gains (losses), net (1)         (11.3)       (25.1)       (24.4)          55.7
Restructuring charges                                (0.1)          --         (2.3)            --
Other demutualization related costs                    --           --         (1.7)            --
Group pension dividend transfer                        --           --          5.7             --
Surplus tax                                           4.0         (0.6)         5.5           (3.8)
                                                 --------     --------     --------       --------
        Total after-tax adjustments                  (7.4)       (25.7)       (17.2)          51.9

GAAP Reported:
Income before extraordinary item                     40.8         19.5        143.1          217.7
Extraordinary item - demutualization
    expenses, net of tax                               --         (4.2)        (0.2)         (10.0)
                                                 --------     --------     --------       --------
        Net income                               $   40.8     $   15.3     $  142.9       $  207.7
                                                 ========     ========     ========       ========

Other Data:
Segment after-tax operating income (loss):
          Spread-based products:
            GICs and funding agreements          $   32.2     $   26.3     $  100.8       $  110.6
            Single premium annuities                  7.7          8.8         34.2           25.3
          Fee-based products                          8.3         10.1         25.3           29.9
                                                 --------     --------     --------       --------
Segment after-tax operating income (1)           $   48.2     $   45.2     $  160.3       $  165.8
                                                 ========     ========     ========       ========

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Segment after-tax operating income was $48.2 million for the three months ended September 30, 2000, an increase of $3.0 million, or 6.6%, from $45.2 million reported in the comparable prior year period. In December 1999, the Company exited the short-term funding agreement business. The short-term funding agreement business generated $4.7 million in after-tax operating loss for the three months ended September 30, 1999. Spread-based products after-tax operating income was $39.9 million, an increase of $4.8 million or 13.7%, from $35.1 million reported in the comparable prior year period. The increase

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

reflects growth in the portfolio which was somewhat offset by the receipt of $5.4 million of non-recurring investment income in 1999. Fee-based products after-tax operating income was $8.3 million, a decrease of $1.8 million, or 17.8%, from $10.1 million reported in the comparable prior year period primarily due to the release of the risk reserve on a maturing contract in the comparable prior year period partially offset by lower operating expenses in the current period.

      Revenues increased $5.1 million, or 1.0%, to $492.1 million for the three months ended September 30, 2000 from $487.0 million reported in the comparable prior year period, largely due to $19.0 million of investment losses in the exited short-term funding agreement product in the comparable prior year period partially offset by lower premiums in spread-based products in the current period. Single premium annuity premiums decreased $24.8 million to $5.0 million as compared to the prior year period. Terminal funding premiums decreased by $5.8 million to $15.3 million from the comparable prior period and structured settlement premiums increased $10.2 million to $11.0 million from the comparable prior period, when sales were initiated. Investment-type product charges were $15.7 million for the three months ended September 30, 2000, a decrease of $2.4 million, or 13.3%, primarily due to lower expense recoveries from participating contracts and the absence of non-recurring fees received in the comparable prior year period. Investment-type product charges were 0.54% and 0.62% of average fee-based policy reserves for the three months ended September 30, 2000 and 1999, respectively. Net investment income increased $3.7 million, or 0.9%, for the three months ended September 30, 2000 compared to the prior year period. Average invested assets backing spread-based products decreased $635.7 million, or 3.5% to $17,560.0 million for the three months ended September 30, 2000 from $18,195.7 million reported in the comparable prior year period largely due to the exiting of the short-term funding agreement business at the end of 1999. The impact on net investment income due to the lower asset base was more than offset by the average investment yield on these invested assets which increased to 8.59% for the three months ended September 30, 2000 compared to 7.89% reported in the prior year period, reflecting the reinvestment of proceeds from lower-yielding fixed maturities into relatively higher-yielding securities, and absence of the loss on the now discontinued short-term funding agreement business.

      Benefits and expenses decreased $1.7 million, or 0.4%, to $418.7 million for the three months ended September 30, 2000 from $420.4 million reported in the comparable prior year period. The decrease was largely due to a $12.8 million decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts from the comparable prior year period. Interest credited on account balances for spread-based products was $298.7 million for the three months ended September 30, 2000, an increase of $6.7 million, or 2.3%, from $292.0 million reported in the comparable prior year period. The increase in interest credited was experienced even though there was a decrease in average account balances for spread-based products of $761.7 million to $16,699.1 million for the three months ended September 30, 2000 from $17,460.8 million reported in the comparable prior year period. The decrease in account balances resulted from the exiting of the short-term funding agreement business in 1999. The impact of the reduced asset level was more than offset by an increase in the average interest credited rate on account balances for spread-based products, which was 7.28% for the three months ended September 30, 2000 compared to 6.80% reported in the prior year period. The increase in the average interest credited rate on account balances for spread-based products was primarily due to general increases in interest rates and their impact on new contracts and on existing contracts that are subject to resets of crediting rates. Other operating costs and expenses were $19.2 million for the three months ended September 30, 2000, an increase of $5.3 million, or 38.1%, from $13.9 million reported in the comparable prior year period. The increase was largely the result of higher taxes, licenses, and fees, which added $2.1 million and higher commissions, which added $1.0 million as compared to the comparable prior year period. Dividends of $10.9 million for the three months ended September 30, 2000, increased $3.9 million, or 55.7%, from $7.0 million reported in the comparable prior year period, reflecting a higher level of distributable surplus in participating contractholder accounts. The Segment's effective tax rate on operating income was 34.3% and 32.1% for the three months ended September 30, 2000 and 1999, respectively. This increase in the effective tax rate is primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Segment after-tax operating income was $160.3 million for the nine months ended September 30, 2000, a decrease of $5.5 million, or 3.3%, from $165.8 million reported in the comparable prior year period. In December 1999, the Company exited the short-term funding agreement business. The short-term funding agreement business generated $13.2 million in after-tax operating income for the nine months ended September 30, 1999. Spread-based products after-tax operating income was $135.0 million, a decrease of $0.9 million, or 0.7%, from $135.9 million reported in the comparable prior year period, primarily due to the elimination of the short-term funding agreement product at the end of 1999, partially offset by the impact of $17.3 million of delinquent bond interest received in 1999. Fee-based products after-tax operating income was $25.3 million, a decrease of $4.6 million, or 15.4%, from $29.9 million reported in the comparable prior year period primarily due to the receipt of non-recurring fees in the prior year, partially offset by lower operating expenses in the current year.

      Revenues decreased $51.0 million, or 2.9%, to $1,699.2 million for the nine months ended September 30, 2000 from $1,750.2 million reported in the comparable prior year period, largely due to a $86.9 million decrease in premiums and investment product fees partially offset by a $35.9 million increase in investment income and investment gains. Single premium annuity premiums decreased $116.8 million as compared to the prior year period that experienced one very large sale. Terminal funding premiums improved by $2.2 million from the comparable prior period and structured settlement premiums contributed $30.2 million. This product was not sold until the last half of 1999. Investment-type product charges were $50.0 million for the nine months ended September 30, 2000, a decrease of $13.1 million, or 20.8%, primarily due to lower expense recoveries from participating contracts and the absence of non-recurring fees received in the comparable prior year period. Investment-type product charges were 0.55% and 0.69% of average fee-based policy reserves for the nine months ended September 30, 2000 and 1999, respectively. Net investment income increased $16.0 million, or 1.3%, for the nine months ended September 30, 2000 compared to the prior year period, primarily as a result of a higher average investment yield on invested assets backing spread-based products. The average investment yield on these invested assets increased to 8.66% for the nine months ended September 30, 2000 compared to 8.22% reported in the prior year period, reflecting the reinvestment of proceeds from lower-yielding fixed maturities into relatively higher-yielding securities, and losses in the short-term funding agreement business which the Company exited in the comparable prior year period. Partially offsetting the effect of increased yield was a decline in the level of average invested assets backing spread-based products of $417.9 million, or 2.4% to $16,767.5 million for the nine months ended September 30, 2000 from $17,185.4 million reported in the comparable prior year period. The decline in the average invested assets reflects the elimination of the short-term funding agreement product at the end of 1999.

      Benefits and expenses decreased $54.9 million, or 3.6%, to $1,454.8 million for the nine months ended September 30, 2000 from $1,509.7 million reported in the comparable prior year period. The decrease was largely due to a $73.6 million decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts. Partially offsetting the impact of decreased sales, interest credited on account balances for spread-based products was $853.5 million for the nine months ended September 30, 2000, an increase of $22.3 million, or 2.7%, from $831.2 million reported in the comparable prior year period. The increase in interest credited was experienced even though there was a decrease in average account balances for spread-based products of $465.0 million to $16,028.0 million for the nine months ended September 30, 2000 from $16,493.0 million reported in the comparable prior year period. The net decrease in account balances resulted from the exiting of the short-term funding agreement business in 1999 partially offset by growth in other spread-based business. The impact of the reduced asset level was more than offset by an increase in the average interest credited rate on account balances for spread-based products, which was 7.16% for the nine months ended September 30, 2000 compared to 6.79% reported in the prior year period. The increase in the average interest credited rate on account balances for spread-based products was primarily due to general increases in interest rates and their impact on new contracts and on existing contracts that are subject to resets of crediting rates. Other operating costs and expenses were $52.5 million for the nine months ended September 30, 2000, a decrease of $10.1 million, or 16.1%, from $62.6 million reported in the comparable prior year period. The decrease was largely the result of the settlement of a tax audit issue, which resulted in lower interest costs, and lower systems expenses related to projects completed during 1999. Dividends of $29.2 million for the nine months ended September 30, 2000, increased $14.2 million, or 94.7%, from $15.0 million reported in the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

comparable prior year period, reflecting a higher level of distributable surplus in participating contractholder accounts. The Segment's effective tax rate on operating income was 34.4% and 31.1% for the nine months ended September 30, 2000 and 1999, respectively. This increase in the effective tax rate is primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Institutional-Investment Management Segment

      The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                Three months ended      Nine months ended
                                                   September 30,          September 30,
                                                 -----------------      ------------------
                                                  2000       1999        2000        1999
                                                 ------     ------      ------      ------
                                                               (in millions)
Revenues (1)                                     $ 45.4     $ 52.4      $173.3      $141.7

Benefits and expenses                              32.0       35.3       105.4        95.8

Income taxes                                        5.6        6.7        27.7        18.3
                                                 ------     ------      ------      ------

Segment after-tax operating income (1)              7.8       10.4        40.2        27.6

After-tax adjustments: (1)
Realized investment gains (losses), net (1)         0.7       (0.6)        1.0         0.1
                                                 ------     ------      ------      ------
        Total after-tax adjustments                 0.7       (0.6)        1.0         0.1

GAAP Reported:
Income before extraordinary item                    8.5        9.8        41.2        27.7
Cumulative effect of accounting change               --         --          --        (0.1)
                                                 ------     ------      ------      ------
        Net income                               $  8.5     $  9.8      $ 41.2      $ 27.6
                                                 ======     ======      ======      ======

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Segment after-tax operating income was $7.8 million for the three months ended September 30, 2000, a decrease of $2.6 million, or 25.0%, from $10.4 million reported in the comparable prior year period. The decrease was primarily due to the inclusion of approximately $2.0 million in gains on the securitization of mortgage loans during 1999; there was no securitization in 2000.

      Revenues decreased $7.0 million, or 13.2%, to $45.4 million for the three months ended September 30, 2000 from $52.4 million reported in the comparable prior year period. Net investment income was $7.0 million for the three months ended September 30, 2000, a decrease of $2.7 million from $9.7 million reported in the comparable prior year period. This decrease in net investment income was primarily due to a $2.7 million allocation of equity interest in collaterialized bond obligations to the other business segments purchasing the assets. Investment management revenues, commissions, and other fees decreased $0.6 million, or 1.5%, for the three months ended September 30, 2000, primarily due to a decrease in mortgage origination and servicing fees, which decreased $0.9 million to $0.7 million for the three months ended September 30, 2000 compared to $1.6 million reported in the prior year. Investment advisory fees were $38.6 million for the three months ended September 30, 2000 compared to $38.4 million in 1999. Investment advisory fees were 0.43% and 0.39% of average advisory assets under management in 2000 and 1999, respectively. There were no realized investment gains for the three months ended September 30, 2000 compared to $3.3 million for the three months ended September 30, 1999.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Benefits and expenses were $32.0 million for the three months ended September 30, 2000, a decrease of $3.3 million, or 9.3%, from $35.3 million reported in the comparable prior year period. This decrease was driven primarily by lower interest expense of $2.7 million due to a decrease in assets held for sale. Operating expenses were 0.35% and 0.34% of average advisory assets under management in 2000 and 1999, respectively. The Segment's effective tax rate on operating income was 41.8% and 39.2% for the three months ended September 30, 2000 and 1999, respectively. The effective tax rate for the Institutional Investment Management Segment is higher than the other business segments due to the state tax on certain subsidiaries.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Segment after-tax operating income was $40.2 million for the nine months ended September 30, 2000, an increase of $12.6 million, or 45.7%, from $27.6 million reported in the comparable prior year period. The increase was primarily due to higher investment advisory fees.

      Revenues increased $31.6 million, or 22.3%, to $173.3 million for the nine months ended September 30, 2000 from $141.7 million reported in the comparable prior year period. Net investment income was $17.3 million for the nine months ended September 30, 2000, a decrease of $16.0 million from $33.3 million reported in the comparable prior year period. This decrease in net investment income was partially due to the purchase of equity interest in collateralized bond obligations by the other business segments of $23.4 million. Offsetting this decrease was a $3.6 million increase in interest income on mortgages held for sale. Investment management revenues, commissions, and other fees increased $49.2 million, or 46.9%, for the nine months ended September 30, 2000, primarily due to an increase in investment advisory fees, which increased $50.2 million to $149.7 million for the nine months ended September 30, 2000 compared to $99.5 million reported in the prior year period. The increase in investment advisory fees was primarily due to $45.3 million in incentive fee receipts in connection with the restructuring of timber management contracts and $15.3 million in performance fees earned by the mezzanine fund manager. Investment advisory fees were 0.54% and 0.32% of average advisory assets under management in 2000 and 1999, respectively. Mortgage origination and servicing fees were $4.4 million for the nine months ended September 30, 2000 compared to $5.4 million in 1999. Realized investment gains decreased $1.3 million for the nine months ended September 30, 2000, primarily due to lack of securitization activity in 2000.

      Benefits and expenses were $105.4 million for the nine months ended September 30, 2000, an increase of $9.6 million, or 10.0%, from $95.8 million reported in the comparable prior year period. The increase was primarily due to $15.2 million in incentive compensation payments related to the receipt of the incentive fees on timber management contracts and $8.7 million in performance fees paid for the management of the mezzanine fund. Offsetting these increases was a $14.3 million transfer of expenses on equity interest in collateralized bond obligations to the other business segments owning these assets. The Segment's effective tax rate on operating income was 40.8% and 39.9% for the nine months ended September 30, 2000 and 1999, respectively. The effective tax rate for the Institutional Investment Management Segment is higher than our other business segments due to the state tax on certain subsidiaries.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                   Three months ended         Nine months ended
                                                      September 30,             September 30,
                                                 ---------------------     -----------------------
                                                   2000         1999         2000           1999
                                                 --------     --------     --------       --------
                                                                   (in millions)
Revenues (1)                                     $  424.4     $  242.3     $1,344.7       $  808.3

Benefits and expenses                               396.0        228.1      1,248.5          728.9

Income taxes                                          4.5          4.5         22.9           34.3
                                                 --------     --------     --------       --------

Segment after-tax operating income (1)               23.9          9.7         73.3           45.1

After-tax adjustments: (1)
Realized investment gains (losses), net (1)           7.3         (6.6)        57.4          (10.3)
Class action lawsuit, net of tax                       --        (52.0)          --          (91.1)
Restructuring charges                                (0.1)          --         (1.0)            --
Other demutualization related costs                    --           --         (0.4)            --
Surplus tax                                          (2.6)        (1.1)         0.1           (5.1)
                                                 --------     --------     --------       --------
        Total after-tax adjustments                   4.6        (59.7)        56.1         (106.5)

GAAP Reported:
Income (loss) before extraordinary item              28.5        (50.0)       129.4          (61.4)
Extraordinary item - demutualization
    expenses, net of tax                               --         (1.1)        (9.7)          (2.3)
                                                 --------     --------     --------       --------
        Net income (loss)                        $   28.5     $  (51.1)    $  119.7       $  (63.7)
                                                 ========     ========     ========       ========

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Segment after-tax operating income from international operations was $9.2 million for the three months ended September 30, 2000, an increase of $1.5 million from $7.7 million reported in the comparable prior year period. The increase in international operation's after-tax operating income was primarily due to The Maritime Life Assurance Company, a Canadian subsidiary, where improvements in the group insurance business, and the results of Aetna Canada, which was acquired on October 1, 1999, contributed to the improvement in after-tax operating income despite the inclusion of goodwill amortization, acquisition related costs from preferred dividends, interest on debt and integration expenses.

      Segment after-tax operating income from corporate operations was $11.7 million for the three months ended September 30, 2000, an increase of $17.4 million from a loss of $5.7 million reported in the comparable prior year period. During the fourth quarter of 1999, a corporate account was formed and all corporate type assets were moved from the business units to the Corporate and Other Segment. As part of this move, the group pension participating contractholders were reimbursed at fair market value for these assets. Because of this transaction, there is no longer a need to calculate the participating policyholders' share of the change in these assets. As a result, segment after-tax operating income reported in the comparable prior year period includes a charge for this item versus none for the three months ended

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

September 30, 2000, an improvement of $5.5 million. After tax income from corporate activity increased by $7.0 million after tax primarily the result of investment income from growth in the corporate account asset base. Tax benefits, related primarily to low income housing credits, increased by $2.6 million.

      Segment after-tax operating income from non-core businesses was $3.0 million for the three months ended September 30, 2000, a decrease of $4.7 million from $7.7 million reported in the comparable prior year period. This decrease relates primarily to the finalization of the accounting for the sales of our property and casualty subsidiaries that resulted in operating gains in the third quarter of 1999.

      The effective tax rate on operating income for the Corporate and Other Segment was 15.8% and 31.7% for the three months ended September 30, 2000 and 1999, respectively. This rate decreased primarily due to the transfer of tax-preferenced assets into the Corporate and Other Segment.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Segment after-tax operating income from international operations was $19.9 million for the nine months ended September 30, 2000, an increase of $2.1 million from $17.8 million reported in the comparable prior year period. The increase in international operation's after-tax operating income was primarily due to The Maritime Life Assurance Company, a Canadian subsidiary, where improvements in the group insurance business, and the results of Aetna Canada, which was acquired on October 1, 1999, contributed to the improvement in after-tax operating income despite the inclusion of goodwill amortization, acquisition related costs from preferred dividends, interest on debt and integration expenses.

      Segment after-tax operating income from corporate operations was $47.5 million for the nine months ended September 30, 2000, an increase of $27.9 million from $19.6 million reported in the comparable prior year period. During the fourth quarter of 1999, a corporate account was formed and all corporate type assets were moved from the business units to the Corporate and Other Segment. As part of this move, the group pension participating contractholders were reimbursed at fair market value for these assets. Because of this transaction, there is no longer a need to calculate the participating policyholders' share of the change in these assets. As a result, segment after-tax operating income reported in the comparable prior year period includes a charge for this item versus none for the nine months ended September 30, 2000, an improvement of $13.7 million. Tax benefits, related primarily to low income housing credits, increased by $18.2 million. Market valuation adjustments related to the corporate owned life insurance program decreased $5.3 million compared to the comparable prior year period.

      The effective tax rate on operating income for the Corporate and Other Segment was 23.8% and 43.2% for the nine months ended September 30, 2000 and 1999, respectively. This rate decreased primarily due to the transfer of tax-preferenced assets into the Corporate and Other Segment.

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

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $50.2 billion and $48.7 billion as of September 30, 2000 and December 31, 1999, respectively. The portfolio composition has not significantly changed at September 30, 2000 as compared to December 31, 1999. The following table shows the composition of investments in our general account portfolio.

                                            As of September 30,         As of December 31,
                                                    2000                       1999
                                         -----------------------------------------------------
                                         Carrying           % of      Carrying           % of
                                           Value            Total       Value            Total
                                         -----------------------------------------------------
                                               (in millions)                 (in millions)
      Fixed maturity securities (1)      $31,696.0           63.1%    $30,869.9           63.5%
      Mortgage loans (2)                  10,893.6           21.7      10,736.4           22.0
      Real estate                            538.7            1.1         548.5            1.1
      Policy loans (3)                     1,950.1            3.9       1,938.8            4.0
      Equity securities                    1,457.9            2.9       1,316.2            2.7
      Other invested assets                1,128.1            2.2       1,311.1            2.7
      Short-term investments                 187.7            0.4         166.9            0.3
      Cash and cash equivalents (4)        2,366.1            4.7       1,817.9            3.7
                                         ---------          -----     ---------          -----
          Total invested assets          $50,218.2          100.0%    $48,705.7          100.0%
                                         =========          =====     =========          =====

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $699.9 million and $631.9 million as of September 30, 2000 and December 31, 1999, respectively. Carrying value is composed of investments categorized as 'held-to-maturity,' which are carried at amortized cost, and investments categorized as 'available-for-sale,' which are carried at fair value. The total fair value of our fixed maturity security portfolio was $31,446.9 and $30,518.0 million, at September 30, 2000 and December 31, 1999, respectively.
(2) The fair value for our mortgage loan portfolio was $11,059.6 and $10,685.2 million as of September 30, 2000 and December 31, 1999, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company. Cash and cash equivalents are not considered part of Total Investments of the Company of $47,852.1 million and $46,887.8 million at September 30, 2000 and December 31, 1999, respectively. Closed block Total Investments of $7,073.7 million as of September 30, 2000 are presented in closed block assets on the Consolidated Balance Sheets but remain part of the Company's total invested assets.

      Consistent with the nature of our product liabilities, our assets are heavily oriented toward fixed maturity securities. We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

Fixed Maturity Securities. Our fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities ('ABS') and mortgage-backed securities ('MBS'), with the balance invested in government bonds. Our fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2000, fixed maturity securities represented 63.1% of general account investment assets with a carrying value of $31.7 billion, roughly comprised of 52% public securities and 48% private securities. Each year we direct

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

the majority of our net cash inflows into investment grade fixed maturity securities. We typically invest between 10% and 15% of funds allocated to fixed maturity securities in below-investment-grade bonds. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the general account has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to total invested assets.

      The following table shows the composition by issuer of our fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                               As of September 30,          As of December 31,
                                                                      2000                         1999
                                                            ------------------------------------------------------
                                                             Carrying          % of       Carrying           % of
                                                               Value           Total        Value            Total
                                                            ------------------------------------------------------
                                                          (in millions)                 (in millions)
      Corporate securities ...........................      $24,798.4           78.2%     $23,590.4           76.4%
      MBS/ABS ........................................        5,075.5           16.0        5,288.4           17.1
      U.S. Treasury securities and obligations of
           U.S. government agencies ..................          146.1            0.5          297.3            1.0
      Debt securities issued by foreign
           governments ...............................        1,552.6            4.9        1,560.2            5.1
      Obligations of states and political
           subdivisions ..............................          123.4            0.4          133.6            0.4
                                                            ---------          -----      ---------          -----
                Total ................................      $31,696.0          100.0%     $30,869.9          100.0%
                                                            =========          =====      =========          =====

      Our MBS and ABS holdings, in keeping with our investment philosophy of tightly managing interest rate risk, are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to our portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in periods of high interest rates. We believe the portion of our MBS/ABS portfolio subject to prepayment risk as of September 30, 2000 and December 31, 1999 was limited to 3.6% and 3.9% of our total MBS/ABS portfolio and 0.6% and 0.7% of our total fixed maturity securities holdings, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

      The following table summarizes the Company's investment results for the periods indicated. The general account's portfolio yield, net of investment expenses, increased from the three months and nine months ended September 30, 1999. The improved yield was benefited by favorable interest rates achieved on our 1999 and year-to-date 2000 fixed maturity security acquisitions. In particular, bond acquisitions since the first quarter of 1999 have benefited from a combination of higher U.S. Treasury rates and widening spreads in both the public and private sectors. Indicative of the increase in investment yields, between March 31, 1999 and September 30, 2000, yields on BBB/Baa 10-year public bonds rose 125 basis points to 7.93%. Additionally, our real estate sales program in 1999 contributed to the lower level of investment expenses in the current period.

                                                 Three months ended                              Nine months ended
                                                    September 30,                                   September 30,
                                   ------------------------------------------------------------------------------------------------
                                          2000                    1999                      2000                    1999
                                   Yield      Amount       Yield        Amount       Yield       Amount      Yield        Amount
                                   ------------------------------------------------------------------------------------------------
                                           (in millions)            (in millions)            (in millions)             (in millions)
General account assets-excluding
policy loans
  Gross income                     8.20%    $   992.1       8.00%     $   919.1       8.41%    $ 2,997.9       8.26%    $ 2,768.8
  Ending assets-excluding policy
    loans                                    48,268.2                  45,623.8                 48,268.2                 45,623.8
Policy loans
  Gross income                     5.73%         27.9       5.89%          28.1       6.03%         87.9       5.84%         82.9
Ending assets                                 1,950.1                   1,905.7                  1,950.1                  1,905.7
  Total gross income               8.11%      1,020.0       7.92%         947.2       8.32%      3,085.8       8.16%      2,851.7
    Less: investment expenses                   (68.3)                    (83.1)                  (206.2)                  (270.7)
                                            ---------                 ---------                ---------                ---------
      Net investment income        7.57%    $   951.7       7.22%     $   864.1       7.76%    $ 2,879.6       7.39%    $ 2,581.0
                                            =========                 =========                =========                =========

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

      Net cash provided by operating activities was $815.8 million and $827.8 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the nine months ended September 30, 2000 compared to 1999 resulted primarily from the cash transferred to the closed block of $158.6 million. This decrease was partially offset by an increase in net income of $199.1 million and depreciation and amortization of $25.0 million during the nine months ended September 30, 2000 compared to the prior year period.

      Net cash used in investing activities was $1,070.5 million and $2,710.0 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash used in the nine months ended September 30, 2000 as compared to 1999 resulted from more acquisitions of fixed maturities classified as available for sale than sales of these assets during the prior year period. As part of a prior year initiative to reduce real estate holdings, the Company generated $1,191.8 million in cash from investing activities

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

during the nine months ended September 30, 1999. Due to the success of the divestment initiative in 1999 only $49.5 million in cash was generated in the sales of real estate during the nine months ended September 30, 2000. In addition, the Company's exit from the short-term funding agreement business in 1999 resulted in lower uses of cash for investing activities during the nine months ended September 30, 2000. These decreases in cash generated from investing activities were partially offset by the receipt of $141.3 million as part of the acquisition of Fortis' long-term care business.

      Net cash provided by financing activities was $473.9 million and $1,071.7 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in the nine months ended September 30, 2000 as compared to 1999 resulted from lower levels of universal life and investment-type contract deposits and higher withdrawals on these vehicles. In addition, a significant use of cash during the nine months ended September 30, 2000 was the cash payments of $1,067.7 million to policyholders as a result of demutualization. These decreases in cash flows from financing were partially offset by proceeds from the issuance of common stock in the Company's IPO of $1,657.7 million during the nine months ended September 30, 2000.

      On October 26, 2000, the Company announced that its Board of Directors has authorized a stock repurchase program, with no termination date, under which the Company will purchase up to $500.0 million of its outstanding common stock. Under the stock repurchase program, purchases will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions, and which may be, if deemed appropriate, through a systematic program. Through November 10, 2000 the Company has repurchased 100,000 shares with a total cost of $2.8 million.

      Based on current trends the Company expects to generate sufficient positive operating cash to meet all short-term and long-term cash requirements. The Company maintains a high degree of liquidity within the investment portfolio in fixed maturity investments, common stock and short-term investments. In addition, cash flow requirements also are supported by a $1,000 million committed line of credit under an agreement dated August 3, 2000 which replaces two $500 million lines of credit previously in place. The new line of credit agreement provides for two facilities: one for $500 million pursuant to a 364 day commitment (subject to renewal) and a second for $500 million pursuant to a five year facility. The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholders' equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

      The Company is finalizing the documentation of a commercial paper program which will provide for the issuance of up to $1.0 billion of commercial paper by John Hancock Financial Services, Inc. This program is expected to be in place before the end of the year and will ultimately replace the commercial paper program now in place at its indirect subsidiary, John Hancock Capital Corporation.

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

      Our future results are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) elimination of Federal tax benefits for our products and other changes in laws and regulations (including in particular possible repeal of the Federal Estate
Tax) may adversely affect sales of our insurance and investment advisory products; (3) as a holding company, we will depend on dividends from our subsidiaries and the Massachusetts insurance law may restrict ability of John Hancock Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) our life insurance sales are highly dependent on a third party distribution relationship;
(7) customers may not be responsive to new or existing products or distribution channels, (8) interest rate volatility may adversely affect our profitability;
(9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (10) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (11) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders, and we may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders; (12) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face risks relating to our investment portfolio; (15) the market price of our common stock may decline if persons who received common stock as compensation in the reorganization sell their stock in the public market; (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners' codification of statutory accounting practices may adversely affect the statutory surplus of John Hancock Life Insurance Company; (19) we may be unable to retain personnel who are key to our business; (20) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (22) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

      As of September 30, 2000, the Company's fixed maturity portfolio was comprised of 86.0% investment grade securities and 14.0% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

management technique involves a duration mismatch tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

      As of September 30, 2000, there have been no material changes to the interest rate exposures as reported in the Company's 1999 Form 10-K.

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

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions as of September 30, 2000. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                          As of September 30, 2000
                                 -------------------------------------------------------------------------------
                                                                                       Fair Value
                                                                  ----------------------------------------------
                                                 Weighted-
                                  Notional     Average Term        -100 Basis           As of        +100 Basis
                                   Amount         (Years)         Point Change         9/30/00      Point Change
                                   ------      ------------       ------------         -------      ------------
                                                  (in millions, except for Weighted-Average Term)
Interest rate swaps ........     $10,313.1           8.2           $(194.8)           $(100.3)         $(1.1)
CMT swaps ..................         509.3           1.7              (6.2)              (6.0)          (5.7)
Futures contracts (1) ......       1,505.3          11.1             (67.3)              (0.8)          62.9
Interest rate caps .........         321.6           5.9               1.4                3.6            7.6
Interest rate floors .......       8,328.0           9.7              48.5               16.9            6.1
Swaptions ..................          30.3           4.7              (1.5)              (0.6)          (0.2)
                                 ---------                         -----------------------------------------
      Totals ...............     $21,007.3           8.8           $(219.9)           $ (87.2)         $69.6
                                 =========                         =========================================

----------
(1)   Represents the notional value on open contracts as of September 30, 2000.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

2001 Annual Meeting - Shareholder Proposals

      Although the Board of Directors has not yet taken action to set the date for the Company's 2001 Annual Meeting of stockholders, the Company expects that the meeting will be held on May 14, 2001. Accordingly, any proper proposal which a stockholder wishes to have included in the Board's proxy statement and form of proxy for the 2001 Annual Meeting should be received by the Secretary of the Company by December 26, 2000. Such proposals must meet the requirements set forth in the rules and regulations of the SEC in order to be eligible for inclusion in the proxy statement for the 2001 Annual Meeting. In addition to the SEC rules concerning stockholder proposals, the Company's By-Laws establish advance notice procedures as to: (1) business to be brought before an annual meeting of stockholders other than by or at the direction of the Board of Directors; and (2) the nomination, other than by the Board of Directors or a committee appointed by the Board of Directors, of candidates for election as directors. Any stockholder who wishes to submit a proposal to be acted upon at the 2001 Annual Meeting or who wishes to nominate a candidate for election as director must deliver written notice of such stockholder's intent to the Secretary of the Company not earlier than January 15, 2001 and not later than February 13, 2001 in accordance with the By-Laws. A copy of these By-Law provisions may be obtained by written request addressed to the Secretary of the Company. Correspondence to the Secretary of the Company should be addressed to:
Secretary, John Hancock Financial Services, Inc., John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117-0111.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits

Exhibit
Number                   Description
------                   -----------

27                Financial Data Schedule

-----------

b) Reports on Form 8-K.

There were no reports on Form 8-K required to be filed during the period covered by this report.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JOHN HANCOCK FINANCIAL SERVICES, INC.

Date:  November 13, 2000                       By: /s/ Thomas E. Moloney
                                                   -----------------------------
                                            Thomas E. Moloney
                                            Chief Financial Officer

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit
Number                 Description
------                 -----------

27                Financial Data Schedule

--------------