Form 10-K405
period 2000-12-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2001-03-29
CIK 736260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000
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

                               John Hancock Place
                           Boston, Massachusetts 02117
                                 (617) 572-6000
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                  Title of each class Name of each exchange on
                                which registered

    Common Stock, $0.01 par value          New York Stock Exchange, Inc.
    ---------------------------------    --------------------------------
    Series A Junior Preferred Stock
        purchase rights                    New York Stock Exchange, Inc.
    ---------------------------------    --------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
             ------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the December 31, 2000 JHFS Form 10-K or any amendment to the December 31, 2000 JHFS Form 10-K [X].

As of March 20, 2001, there were outstanding 309,708,790 shares of Common Stock, $0.01 par value per share of the registrant. The aggregate market value of the shares of the registrant's common equity held by non-affiliates of the registrant was $11,155,710,615 based on the closing price of $36.02 per share of Common Stock on the New York Stock Exchange on March 20, 2001.

                       Documents Incorporated by Reference

                                                      Part of the Form 10-K
                    Document                         into which incorporated
--------------------------------------------------  ---------------------------
Portions of John Hancock's 2000 Annual Report          Parts II and IV
--------------------------------------------------  ---------------------------
Portions of John Hancock's definitive Proxy            Part III
Statement to be filed on or about April 2, 2001, for the Annual Meeting of Stockholders scheduled to be held May 14, 2001

Contents

FORWARD-LOOKING STATEMENTS.................................................. 3

PART I   ................................................................... 4
ITEM 1.  BUSINESS OF JOHN HANCOCK FINANCIAL SERVICES, INC................... 4
ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT...............................35
ITEM 2.  PROPERTIES.........................................................36
ITEM 3.  LEGAL PROCEEDINGS..................................................36
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................38

PART II.....................................................................39
ITEM 5.  MARKET FOR JOHN HANCOCK FINANCIAL SERVICES, INC. COMMON
           STOCK AND RELATED STOCKHOLDER MATTERS............................39
ITEM 6.  SELECTED FINANCIAL DATA............................................39
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF SEGMENT OPERATIONS....................................43
ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK.........43
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................43
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.............................................43

PART III....................................................................44
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK FINANCIAL
           SERVICES, INC. ................................................. 44
ITEM 11. EXECUTIVE COMPENSATION.............................................44
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....44
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................44

PART IV.....................................................................45
ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K..45

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) elimination of Federal tax benefits for our products and other changes in laws and regulations (including in particular the possible amendment or repeal of the Federal Estate Tax) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) as a holding company, we will depend on dividends from our subsidiaries and the Massachusetts insurance law may restrict the ability of John Hancock Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) our life insurance sales are highly dependent on a third party distribution relationship; (7) customers may not be responsive to new or existing products or distribution channels, (8) interest rate volatility may adversely affect our profitability; (9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (10) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (11) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders, and we may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders; (12) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face risks relating to our investment portfolio; (15) the market price of our common stock may decline if persons who received common stock as compensation in the reorganization sell their stock in the public market; (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect the statutory surplus of John Hancock Life Insurance Company; (19) we may be unable to retain personnel who are key to our business; (20) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (22) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

      Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the United States Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

PART I

ITEM 1. Business of John Hancock Financial Services, Inc.

      John Hancock Financial Services, Inc. (JHFS or the Company) is one of the nation's leading financial services companies, providing a broad array of insurance and investment products and services to retail and institutional customers, primarily in North America. Our principal executive offices are located at John Hancock Place, Boston, Massachusetts 02117.

      The Board of Directors of John Hancock Mutual Life Insurance Company, founded in 1862, unanimously adopted a Plan of Reorganization effective February 1, 2000 and John Hancock Mutual Life Insurance Company converted from a mutual life insurance company to a stock life insurance company, John Hancock Life Insurance Company (the Life Company), and became a wholly-owned subsidiary of John Hancock Financial Services, Inc., a holding company. Also on February 1, 2000, John Hancock Financial Services, Inc. completed an initial public offering of 102,000,000 shares of its common stock, par value $0.01 per share.

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

      According to the latest publicly available data, with respect to the United States, the Company is the twelfth largest writer of individual life insurance based on new and recurring individual life sales and the eighth largest writer of individual variable universal life insurance. We believe we are the fourth largest writer of individual long-term care insurance and the top provider of group long-term care insurance based on total premiums in force. As of September 30, 2000, we were the 26th largest writer of individual annuity contracts, based on LIMRA sales data. Our mutual fund subsidiary ranked 29th among U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2000.

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

      As of December 31, 2000, our total assets under management was $125.2 billion, which includes $31.7 billion of assets invested in the Company's retail mutual funds, and total stockholders' equity, excluding net unrealized capital gains on securities, was $5.6 billion as of December 31, 2000. In addition, John Hancock generated $7.6 billion in revenues and $838.9 million in net income in 2000. The Company's return on stockholders' equity, excluding net unrealized capital gains on securities was 14.57% at December 31, 2000.

Protection Segment

Overview

      Through our Protection Segment, we offer a variety of non-traditional and traditional life insurance products and individual and group long-term care insurance products. Our non-traditional life insurance products include variable life and universal life insurance. Our traditional life insurance products include whole life insurance and term life insurance.

      The Protection Segment has traditionally been our largest business segment, contributing 35.6%, 37.9% and 40.9% of consolidated operating revenues and 34.8%, 31.1% and 34.4% of consolidated segment after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively. The Protection Segment generated revenues of $3,148.1, $2,903.0 and $2,759.2 million and after-tax operating income of $262.0, $190.6 and $172.3 million in 2000, 1999, and 1998 respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                    As of or for the Year Ended December 31,
                                                    ----------------------------------------
                                                         2000       1999        1998
                                                      ---------  ---------   ---------
                                                               (in millions)
Sales (new premiums and deposits):
Non-traditional life--excluding COLI and BOLI (1)
     Variable life .................................  $   152.5  $   130.6   $   103.9
     Universal life ................................       18.4       16.4        20.3
Traditional life--excluding COLI (1)
     Whole life ....................................        8.4       18.9        18.8
     Term life .....................................       36.3       24.0        22.9
COLI and BOLI
     Variable life--COLI ...........................       38.6       23.6        53.5
     Universal life--COLI ..........................       14.8        3.3        23.5
     Whole life--COLI ..............................         --         --         1.2
     Universal life--BOLI ..........................        0.8         --        12.4
Individual long-term care (2) ......................       73.9       70.9        56.8
Group long-term care (3) ...........................        6.1        6.3         3.8
                                                      ---------  ---------   ---------
          Total ....................................  $   349.8  $   294.0   $   317.1
                                                      =========  =========   =========

Assets:
Non-traditional life ...............................  $10,433.5  $10,195.5   $ 8,713.2
Traditional life ...................................   13,861.7   13,716.7    16,412.4
Individual long-term care ..........................    1,923.7    1,008.5       754.8
Group long-term care ...............................      480.6      466.0       400.2
Other ..............................................       46.9       36.5        23.2
Intra-segment eliminations .........................         --      (44.8)     (600.1)
                                                      ---------  ---------   ---------
          Total ....................................  $26,746.4  $25,378.4   $25,703.7
                                                      =========  =========   =========

(1) Individual life insurance sales exclude (a) excess premiums, which are premiums that build cash value but do not purchase face amounts of insurance on variable life and universal life insurance products and (b) premiums on corporate owned life insurance (COLI) and bank owned life insurance (BOLI) policies covering more than 200 lives. Sales include 10% of single premium payments on universal and whole life insurance products.

(2) Individual long-term care sales include only John Hancock reported LIMRA sales for all period presented.

(3) Group long-term care sales include only sales made to new employer groups initially effective in the year. Re-enrollments on existing accounts, sales constituting increased coverage to existing insureds, sales to non-employer groups and sales to new employees added to a group are excluded.

Products and Markets

      The trend in the individual life industry has shifted towards variable life insurance products and away from traditional whole life products. This is reflected in our life insurance sales growth, which has come principally from sales of variable, universal and term life insurance, while sales of traditional whole life insurance have declined. By diversifying from traditional whole life insurance products to term life insurance products and investment-oriented savings products demanded by today's consumer, we have generated strong business and earnings growth. The Company's new sales of individual life insurance (excluding COLI and BOLI) in 2000 were 71% variable life, 9% universal life and 20% was traditional life. Term life sales represented 81% of traditional life product sales for the year ended December 31, 2000.

      Individual Life Insurance. We believe there are two distinct groups of consumers for our individual life insurance products: relationship-oriented consumers; those with complex buying needs willing to pay a premium for professional advisors, and self-directed consumers; those with simpler product needs who are price sensitive and will initiate their own insurance as needs arise. We market our variable, universal and whole life insurance products to relationship-oriented consumers. We market our term life insurance products to relationship-oriented consumers, as well as to self-directed consumers through direct distribution in e-commerce.

o Variable Life Insurance. Our primary variable life insurance product is variable universal life insurance. This product provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder. Our variable life insurance product portfolio includes joint (second-to-die) and corporate owned life insurance products, as well as single life policies. Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals. Corporate owned life insurance products are sold to corporations to fund special deferred compensation plans and benefit programs for key employees. We were among the first insurance companies to offer variable life insurance products, beginning in 1980, and we believe the length of our experience in this market is a competitive strength. In 2000, we introduced an innovative new product called Unison, which is a variable life insurance policy with a long-term care rider.

o Universal Life Insurance. Our universal life insurance products provide life insurance coverage and cash value that increases based on a credited interest rate which is periodically reset. These policies generally permit policyholders to use any increase in cash value to vary the amount of insurance coverage and the timing and amount of premium payments. Our universal life insurance product portfolio also includes corporate owned life insurance and bank owned life insurance products which are sold to banks to fund post-retirement employee benefit plan liabilities. We participate in the bank owned life insurance market selectively, as special sales opportunities arise.

o Traditional Life Insurance Products. Our traditional life insurance products include single life and joint life (second-to-die) whole life insurance, and term life insurance. Participating whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years, and typically pays a policy dividend. Term life insurance provides only a death benefit, does not build up cash value, and does not pay a dividend.

      Long-Term Care Insurance. We entered the individual long-term care insurance (LTC) market in 1987 and the group long-term care insurance market in 1988. Our long-term care insurance products provide protection against the large and escalating costs of home health care, assisted living, and nursing home care. With the aging population, the expected inability of government entitlement programs to meet retirement needs, and a growing public awareness of long-term care insurance, we believe there is excellent growth potential for the long-term care insurance market. Our long-term care insurance products are reimbursement products, which provide benefits only for documented nursing home or health care expenses. These products are sold on a guaranteed renewable basis, meaning that we are required to renew the policies each year as long as the premium is paid. However, this also gives us the ability to reset the price of the product prospectively, if needed. Our claims history on these products has been favorable relative to our pricing assumptions.

      On March 1, 2000, we completed the acquisition of the individual long-term care insurance business of Fortis, Inc. This acquisition increased by about 50% (as measured by total premiums and number of policies in force) the total size of our individual long-term care insurance business, boosting our market share to 12% from 8%.

o Individual Long-Term Care Insurance. Our individual long-term care insurance products are sold to pre-retirement and retired customers. The insured pays the premium for this product. In 2000, we launched SimpleCare, a streamlined LTC insurance product with a simplified application and approval process sold through the bank channel and through Internet partnerships.

o Group Long-Term Care Insurance. Our group long-term care insurance products are sold through employer-sponsored plans to employees and retirees, and their eligible relatives. The insured, not the employer, generally pays the premium for this insurance. Following selection of one of our plans by an employer, we market our products directly to the employee base. The principal market for our group long-term care insurance products is companies with over 7,500 employees and retirees. We also pursue smaller employers with 500 or more employees and retirees in selected industries.

The following table demonstrates total statutory premiums and deposits, which is the premium we report on the annual statements we file with insurance regulators, life insurance in force and GAAP reserves for our individual life insurance and long-term care products. In addition to premium from sales of new policies and long-term care insurance products, which we refer to as "sales," statutory premiums and deposits includes revenues from renewals of policies, 10% of single premium payments, and premiums from reinsurance assumed by us. We deduct from this measure the premiums that we cede to our reinsurers. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that premiums on variable and universal life insurance products be accounted for using deposit accounting. Deposit accounting excludes the premiums received on these products and generally shows the fees earned from the products as revenues.

                             Selected Financial Data
                  Individual Life and Long-Term Care Insurance

                                        As of or for the Year Ended December 31,
                                             2000        1999        1998
                                           ----------  ----------  ----------
                                                    (in millions)
Total statutory premiums and deposits:
Variable life ..........................  $    922.0  $    829.8  $    810.8
Universal life (1) .....................       173.5       117.9       436.8
Traditional life .......................       965.5     1,043.6     1,051.3
Individual long-term care ..............       455.3       276.6       218.5
Group long-term care ...................        89.8        78.4        72.7
                                          ----------  ----------  ----------
     Total .............................  $  2,606.1  $  2,346.3  $  2,590.1
                                          ==========  ==========  ==========
Life insurance in force:
Variable life ..........................  $ 57,716.2  $ 56,691.1  $ 52,552.9
Universal life .........................     9,085.6     8,967.2     8,511.0
Traditional life .......................    66,989.3    57,284.8    52,122.6
                                          ----------  ----------  ----------
     Total .............................  $133,791.1  $122,943.1  $113,186.5
                                          ==========  ==========  ==========
GAAP Reserves:
Variable life ..........................  $  6,517.1  $  6,560.0  $  5,407.5
Universal life .........................     2,268.7     2,065.7     1,930.3
Traditional life .......................    10,030.6     9,786.3     9,386.0
Individual long-term care ..............     1,317.3       658.0       473.4
Group long-term care ...................       403.4       334.3       275.2
                                          ----------  ----------  ----------
     Total .............................  $ 20,537.1  $ 19,404.3  $ 17,472.4
                                          ==========  ==========  ==========

(1) Includes bank owned life insurance premiums of $52.5 million and $340.0 million for the years ended December 31, 2000, and 1998. There were no bank owned life insurance premiums for the year ended December 31, 1999.

Distribution

      Protection products are distributed through multiple distribution channels, including our career agency system, which we integrated into our distribution subsidiary, Signator Financial Network (Signator), M Financial Group, independent broker/dealers, a private label arrangement, banks and directly to consumers, via the Internet and over the phone. Typically we employ separate sales efforts for each product. However, we also attempt to optimize our distributor relationships by selling complementary products where the needs of the consumer call for them. The Protection Segment's distribution channels include the following:

      Signator. Signator, created in 1999, is a separate distribution subsidiary. Signator provides highly tailored financial planning tools and market support and enables our agents to sell products of competing insurance companies. This subsidiary is structured to enable us to recruit, develop and retain top producers. Within Signator we include both our Signator General Agency (GA) and Signator Brokerage channels. Signator Brokerage includes GA Brokerage and Direct Brokerage. We have seen growth in sales from the brokerage channel as more agencies are developing dedicated brokerage structures as part of their overall business model and our expansion into the direct brokerage channel. The Signator General Agency system includes approximately 2,400 sales personnel. We believe that over time Signator will enable us to continue growing revenues, while reducing unit expenses.

      M Financial Group. M Financial Group is a national producer group founded in 1978 comprised of approximately 105 life insurance producing firms with approximately 425 individual producers operating exclusively in the upper end of the wealth transfer and executive benefit markets. We believe John Hancock has been either the first or second largest provider of life insurance products to the M Financial Group in each of the past three years, although the member firms also sell the products of other prominent U.S. life insurance companies. For the year 2000 we believe we were the largest provider.

      We have jointly developed a proprietary life insurance product line with M Financial Group to meet the distinct requirements of its producers. We also offer four proprietary investment options of M Fund, Inc. on all variable life insurance products sold by M Financial Group members, in addition to the investment options supported by the variable series trust (VST). Near the end of 2000 we were the first provider to roll out Magnastar, M Group's proprietary private placement life insurance product, co-manufactured by M Life and John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company.

      In addition to these proprietary products, we provide a number of exclusive services to M Financial Group members, including a deferred compensation plan, dedicated sales, underwriting and services teams and participation in special marketing events, as well as M Financial Group sponsored systems and technology initiatives. In addition, M Life Insurance Company shares the insurance risk, through reinsurance, on 50% of most of our policies that its members sell. These products and services and this reinsurance arrangement serve to align M Financial Group producers' incentives with ours.

      During 2000, John Hancock was the only provider to extend debt financing for M Financial Holdings, Inc.'s purchase of one of its own COLI firms, to assist it in the first step of its long-term aggregation process.

      The business generated by M Financial Group producers has experienced lower termination or non-renewal (referred to in the industry as "lapse") and mortality rates than the industry average.

      Independent Broker/Dealers. We have selling agreements for individual long-term care insurance products with over 45 independent broker/dealer organizations. In addition, our sales through Signator include some life insurance sold by broker/dealers. In 2001, we will be rolling out our Express Ticket process which is an innovative approach to selling long-term care insurance in the broker/dealer community. With Express Ticket the broker completes a simple "one page" order form with the client, John Hancock then handles all follow-on processing. This process frees up the broker's time and removes them from the position of obtaining in-depth personal, financial and medical information from the client.

      Direct distribution. We have developed a direct distribution unit, operating under the "MarketPlace by John

Hancock" brand, to complement our traditional sales efforts. Through this unit, we sell our products over the telephone, through direct mail and over the Internet directly to consumers. Consumers can call a toll-free number or go directly to our web site to get information, obtain a quote or start an application. We have built a call center and developed a streamlined application, payment and issue process to support this distribution channel.

      Our e-commerce initiatives include the John Hancock Internet web site, and partnerships with several on-line partners and key aggregators. We offer term life insurance and long-term care products through the e-commerce channel, which allows consumers to begin an insurance application process directly on-line. We have announced our intent to introduce e-variable life, e-annuity and long-term care products for distribution in the near future.

      Banks. We offer a full line of life and individual long-term care insurance products through banks that have established an insurance sales force. Sales of insurance products in this channel build on our well developed sales of fixed and variable annuity and mutual fund product sales in the bank channel.

      Group sales force. Group long-term care insurance products are marketed by a dedicated sales force located in major cities around the country. The sales force works closely with consultants, brokers, and other intermediaries to generate sales and grow existing accounts.

      Private label arrangements. In 1999, we launched an individual long-term care product which is being sold through another insurer under a private label arrangement. We continue to explore private label arrangements with respect to various other products.

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

                Protection Segment Sales by Distribution Channel

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                      2000     1999     1998
                                                      ----     ----     ----
                                                          (in millions)
Signator: (1)
     Individual life--excluding COLI and BOLI ....   $129.0   $122.9   $111.4
     Individual life--COLI .......................     23.7      8.5      9.1
     Individual life--BOLI .......................      0.8       --     12.4
     Individual long-term care ...................     64.9     63.3     50.7
M Financial Group:
     Individual life--excluding COLI .............     59.9     55.8     48.7
     Individual life--COLI .......................     29.7     18.4     69.1
     Individual long-term care ...................      0.2      0.1      0.1
Independent Broker/Dealers:
     Individual life .............................      3.7      0.5       --
     Individual long-term care ...................      7.3      6.6      5.7
Direct Distribution:
     Individual life .............................     19.5      8.6      4.8
Banks:
     Individual life .............................      3.3      1.7      0.5
     Individual long-term care ...................      1.0      0.7      0.2
Dedicated Sales Force:
     Group long-term care ........................      6.1      6.3      3.8
Other:
     Individual life .............................      0.2      0.4      0.5
     Individual long-term care ...................      0.5      0.2      0.1
Total:
     Individual life--excluding COLI and BOLI ....    215.6    189.9    165.9
     Individual life--COLI and BOLI ..............     54.2     26.9     90.6
     Individual long-term care (2) ...............     73.9     70.9     56.8
     Group long-term care ........................      6.1      6.3      3.8

(1) Sales originated through either broker/dealers or independent insurance brokers and reported within the Signator Channel were 55.3%, 45.9% and 40.1% of total Signator individual life insurance sales for the years ended December 31, 2000, 1999 and 1998, respectively. For long-term care insurance for each of these three periods 29.5%, 21.0% and 16.6% of total Signator individual long-term care insurance sales originated through either broker/dealers or independent insurance brokers reported through the Signator Channel.

(2) Individual long-term care sales include only LIMRA sales for all period presented.

Underwriting

      Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and improve product pricing.

      Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. Our underwriting is based on our historical mortality experience, as well as the experience of the insurance industry and of the general population. We continually compare our underwriting standards against the industry to mitigate our exposure to higher risk business and to stay abreast of industry trends. For individual long-term care products, we use separate but similar underwriting criteria appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions. Our life and long-term care insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. We have implemented new programs to improve our underwriting process. These include the Telephone Interview Program, implemented in 1999, which permits eligible long-term care clients to be interviewed over the telephone by trained nurses, replacing the collection of a physician's statement in 50% of the cases, leading to lower costs and faster cycle times, without any loss of required underwriting information. We have also implemented the STAR (System to Assess Risk) underwriting system in 2000 to improve the risk assessment process through automation which has resulted in a reduction of cycle times, improved productivity and a reduction of total costs. We are hard at work on the next phase of our underwriting automation projects including on-line conditional approval and reflexive questioning through our tele-application unit to better set client expectations regarding underwriting classification. These initiatives are expected to further reduce our unit costs by eliminating the use of unnecessary underwriting tools and increasing policy taken rates.

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

Competition

      We face significant competition in all our retail protection businesses. Our competitors include other large and highly rated insurance carriers as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities and mutual funds. Some of these competitors have greater financial strength and resources and have penetrated more markets. In particular, national banks may become more significant competitors in the future for insurers who sell annuities as a result of recently enacted legislation, the Gramm-Leach-Bliley Act, which permits affiliations among banks, securities firms and insurance companies. For additional information, see the Regulation section, included elsewhere in this Form 10-K. In the e-commerce arena, we also face competition from internet start-up companies and traditional competitors that have established internet platforms.

We believe that we distinguish ourselves from our competitors through the combination of:

o     our strong and reputable brand name;

o     our strong financial ratings;

o our broad range of competitive and innovative products and our ability to create unique product combinations for various distribution channels;

o the depth of our experience as one of the first companies to offer variable life insurance, individual long-term care insurance and group long-term care insurance;

o     our brand penetration within each channel of distribution;

o     our dedication to customer service.

      Competition also exists for agents and other distributors of insurance products. Much of this competition is based on the pricing of products and the agent or distributor compensation structure. We believe that our competitive strengths coupled with the advantages of our Signator network will enable us to compete successfully to attract and retain top quality agents and distributors.

Reinsurance

      We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we have established additional reinsurance programs, which limit our exposure to fluctuations in life claims for individuals for whom the net amount at risk is $3 million or more. In February 2001 the Company announced that it signed letters of intent with two reinsurers covering 50% of its closed block business. The treaties are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Protection Segment, included elsewhere in this Form 10-K.

Asset Gathering Segment

Overview

      Through our Asset Gathering Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Our investment management services include retirement services, offered principally to 401(k) plans, and the management of institutional pools of capital. In this segment, we also include the results of Signator, John Hancock Signature Services, our servicing subsidiary, First Signature Bank & Trust Company, our limited-service banking subsidiary, and Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities.

      The Asset Gathering Segment contributed 13.5%, 13.8% and 15.0% of consolidated operating revenues and 17.1%, 18.8% and 22.2% of consolidated after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively. The Asset Gathering Segment generated revenues of $1,195.9, $1,057.3 and $1,015.3 million and after-tax operating income of $128.8, $115.1 and $111.1 million in 2000, 1999 and 1998, respectively. The Asset Gathering Segment has achieved the following financial results for the periods indicated:

                                        As of or for the Year Ended December 31,
                                               2000        1999        1998
                                            ---------   ---------   ---------
                                                      (in millions)
Sales:
Variable annuities (1) ..................   $ 1,145.8   $   847.7   $   882.7
Fixed annuities (1) .....................       880.4       648.6       377.8
John Hancock Funds (2) ..................     5,307.0     3,899.6     6,797.7
                                            ---------   ---------   ---------
     Total ..............................   $ 7,333.2   $ 5,395.9   $ 8,058.2
                                            =========   =========   =========

Assets:
Variable annuities ......................   $ 7,425.3   $ 7,877.6   $ 6,820.5
Fixed annuities .........................     5,988.4     5,693.0     5,140.4
John Hancock Funds ......................       410.5       442.9       502.1
Other ...................................       243.0       283.7       252.7
                                            ---------   ---------   ---------
     Total ..............................   $14,067.2   $14,297.2   $12,715.7
                                            =========   =========   =========

Assets Under Management:
Variable annuities ......................   $ 7,116.0   $ 7,598.1   $ 6,569.6
Fixed annuities .........................     5,640.8     5,255.0     4,867.4
John Hancock Funds (3) ..................    31,725.8    32,696.6    34,945.2

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

(2) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established. Sales of retail money market products are not included in 1999 or 1998. If this methodology had been used in prior periods, sales for John Hancock Funds would have been $3,728.5 million and $6,592.9 million for the years ended December 31, 1999 and 1998, respectively.

(3) Includes $2.9 billion, $2.3 billion and $2.6 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2000, 1999 and 1998, respectively.

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

      Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate their funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying assets under management. We introduced a new variable annuity product line, the Revolution series, in 1999, and became the first in the industry to offer assistance with the cost of long-term care, with no underwriting. Revolution is targeted to the needs of aging consumers who want to accumulate funds for retirement and provide a hedge against the cost of long-term care. Revolution sales comprise 73% of total variable annuity sales for 2000.

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

      Investment management skills are critical to the growth and profitability of our annuity business. In addition to variable annuity products that offer the same fund choices as our variable life insurance products, we also offer variable annuities that offer funds managed by our subsidiaries. Our variable annuity assets are managed by John Hancock Funds, our mutual fund subsidiary, and by Independence Investment Associates, Inc., our internal institutional equity manager. All our fixed annuity assets are managed internally.

      The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. John Hancock's total annuity deposits were comprised of 43% fixed annuity and 57% variable annuity for the years ended December 31, 2000 and 1999.

The following table presents certain information regarding our annuity reserve activity for the periods indicated:

                            Annuity Reserve Activity

                                                       As of or for the Year Ended December 31,
                                                             2000        1999        1998
                                                          ---------   ---------   ---------
                                                                    (in millions)
Variable Annuities:
Reserves, beginning of year ............................  $ 7,683.2   $ 6,660.4   $ 5,245.0
     Deposits and other policy credits (1) .............    1,162.3       847.7       882.7
     Interest credited and investment performance ......     (538.3)      942.1     1,090.9
     Surrenders and benefits ...........................     (997.6)     (655.1)     (467.4)
     Product charges ...................................     (126.8)     (111.9)      (90.8)
                                                          ---------   ---------   ---------
Reserves, end of year ..................................  $ 7,182.8   $ 7,683.2   $ 6,660.4
                                                          =========   =========   =========
Fixed Annuities:
Reserves, beginning of year ............................  $ 4,946.4   $ 4,591.3   $ 4,501.8
     Premiums, deposits and other policy credits (1)  ..      899.1       648.6       360.6
     Interest credited .................................      291.0       262.3       245.0
     Surrenders and benefits ...........................     (759.2)     (547.2)     (507.1)
     Product charges ...................................      (11.5)       (8.6)       (9.0)
                                                          ---------   ---------   ---------
Reserves, end of year ..................................  $ 5,365.8   $ 4,946.4   $ 4,591.3
                                                          =========   =========   =========
Total Annuities:
Reserves, beginning of year ............................  $12,629.6   $11,251.7   $ 9,746.8
     Premiums, deposits and other policy credits (1)  ..    2,061.4     1,496.3     1,243.3
     Interest credited and investment performance ......     (247.3)    1,204.4     1,335.9
     Surrenders and benefits ...........................   (1,756.8)   (1,202.3)     (974.5)
     Product charges ...................................     (138.3)     (120.5)      (99.8)
                                                          ---------   ---------   ---------
Reserves, end of year ..................................  $12,548.6   $12,629.6   $11,251.7
                                                          =========   =========   =========

(1) Included in this line for the year ended December 31, 2000 are policy credits of $18.7 million for fixed annuity and $16.5 million for variable annuity which were added to annuity reserves as part of the demutualization.

John Hancock Funds

      We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2000, our fixed income and equity research staffs included over 67 portfolio managers and analysts with an average of 16 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles.

o Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption, and accordingly represent a more stable base of assets than open-end funds. As of December 31, 2000, 72.7% of our mutual fund assets under management were invested in open-end mutual funds. We also offer our mutual funds as investment options in variable annuities and variable life insurance products. Our product offerings cover both domestic and international equity and fixed-income markets. Three new equity mutual funds were added during 2000: Growth Trends, Focused Relative Value and Multi-Cap Growth.

o Retirement Services. In 2000 and prior years we offered mutual funds and record-keeping services to 401(k) plan sponsors, primarily small-and mid-size companies, on either a full-service or on an unbundled basis. In March 2001, we sold our full service 401(k) record-keeping business operated out of John

      Hancock Funds. We will continue to manage the assets of the business, the purchaser will assume the record-keeping and support responsibilities. The business includes approximately 1,300 plans and 160,000 participants.

      We also offer traditional IRA programs and a complete line of retirement products, including: SIMPLE IRA and SIMPLE 401(k) plans for companies with no more than 100 eligible employees and no other qualified plan; Simplified Employee Pensions for companies of any size, including self-employed persons, partnerships and corporations; and Roth IRA plans for individuals.

o Institutional Pools of Capital. Through institutional funds and private accounts, John Hancock Funds manages assets for public pension plans, high net-worth individuals, corporate pension plans, pooled separate accounts, union pension plans, foundations and endowments.

The following table presents certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                               Asset Flow Summary

                                                For the Year Ended December 31,
                                                   2000       1999       1998
                                                ---------  ---------  ---------
                                                      (in millions)
Retail Mutual Funds:
Assets under management, beginning of year ..   $27,842.4  $29,248.7  $26,826.2
     Deposits and reinvestments .............     5,389.1    4,010.8    6,242.8
     Redemptions and withdrawals ............    (5,540.5)  (6,039.6)  (4,412.8)
     Market appreciation (depreciation) .....      (713.7)   1,051.4    1,044.0
     Fees ...................................      (435.9)    (428.9)    (451.5)
                                                ---------  ---------  ---------
Assets under management, end of year (1) ....   $26,541.4  $27,842.4  $29,248.7
                                                =========  =========  =========
Institutional Investment Management:
Assets under management, beginning of year ..   $ 4,854.2  $ 5,696.5  $ 4,575.8
     Deposits and reinvestments .............       677.1      494.3    2,184.4
     Redemptions and withdrawals ............      (571.2)  (1,561.1)    (907.2)
     Market appreciation (depreciation) .....       237.3      240.3     (132.4)
     Fees ...................................       (13.0)     (15.8)     (24.1)
                                                ---------  ---------  ---------
Assets under management, end of year ........   $ 5,184.4  $ 4,854.2  $ 5,696.5
                                                =========  =========  =========
Total:
Assets under management, beginning of year ..   $32,696.6  $34,945.2  $31,402.0
     Deposits and reinvestments .............     6,066.2    4,505.1    8,427.2
     Redemptions and withdrawals ............    (6,111.7)  (7,600.7)  (5,320.0)
     Market appreciation (depreciation) .....      (476.4)   1,291.7      911.6
     Fees ...................................      (448.9)    (444.7)    (475.6)
                                                ---------  ---------  ---------
Assets under management, end of year (1) ....   $31,725.8  $32,696.6  $34,945.2
                                                =========  =========  =========

(1) Retail mutual fund assets under management includes $5.3 billion, $5.4 billion and $5.0 billion in retirement plan assets at December 31, 2000, 1999 and 1998, respectively.

Distribution

      Asset Gathering products are distributed through Signator, independent broker/dealers, banks, directly to state lottery commissions and, both directly and through pension consultants to retirement plan sponsors.

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

      Direct Distribution. We are currently offering a variable annuity product through the direct distribution channel where customers may call a toll-free number and obtain an application to purchase the product. In the fourth quarter of 2000, we also launched our e-variable annuity product, which models our term product aggregator strategy, but in the annuity market.

The table below shows Asset Gathering Segment sales by distribution channel for the periods indicated:

              Asset Gathering Segment Sales by Distribution Channel

                                                  For the Year Ended December 31,
                                                     2000      1999      1998
                                                   --------  --------  --------
                                                           (in millions)
Broker/Dealers:
     Variable annuities .........................  $  334.7  $  126.5  $  155.8
     Fixed annuities (1) ........................       1.3      37.3      29.3
     Mutual funds ...............................   3,930.3   2,639.2   4,826.3
Signator:
     Variable annuities .........................     653.0     685.1     709.7
     Fixed annuities ............................      80.6      71.2      75.8
     Mutual funds ...............................     616.6     794.9     902.5
Pension Consultants:
      Mutual funds ..............................     596.6     317.8     885.9
Banks:
     Variable annuities .........................     130.0      25.7      14.2
     Fixed annuities (1) ........................     189.7      54.4     255.1
     Mutual funds ...............................     152.8     127.0     183.0
Essex (included with bank channel prior to 1999):
     Variable annuities .........................      24.7       6.9        --
     Fixed annuities ............................     552.3     422.0        --
     Mutual funds ...............................      10.7      20.7        --
Direct Distribution(2) ..........................       0.7       3.5       3.0
Other (2) .......................................      59.2      63.7      17.6
                                                   --------  --------  --------
  Total .........................................  $7,333.2  $5,395.9  $8,058.2
                                                   ========  ========  ========

(1) Sales generated by a certain financial institution of $139.0 million in 2000 are being reclassified from broker/dealer to banks. If this reclassification were made to prior years, sales of $35.4 million and $29.3 million would have been reclassified from broker/dealer to banks in 1999 and 1998, respectively.

(2) Direct Distribution and Other include single premium immediate annuities, including lottery-related payout contracts, and supplemental contracts involving life contingencies.

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

      We believe the Asset Gathering Segment is well positioned to increase assets under management in the face of this competition. Our competitive strengths include our ability to:

o deliver strong investment performance, and enhance this performance by expanding the depth and breadth of fundamental research, portfolio management teams, and investment professionals;

o     develop new products and expand into new markets; and

o     provide excellent service to investors and distributors.

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

      John Hancock Signature Services combines and coordinates customer service functions for life insurance, annuity and mutual fund customers. The services provided by John Hancock Signature Services, Inc. include new business processing, contract change services, claims processing, premium collection and processing, billing, and preparation of annual or quarterly statements. Through this subsidiary, we seek to provide an integrated and comprehensive customer service function on a cost-effective basis. This system permits a customer to have a single point of contact for most servicing needs.

Banking Products and Services

      First Signature Bank & Trust Company is a limited-service bank, which accepts demand deposits but does not make commercial loans. It provides consumer banking products and services to our customers. First Signature Bank & Trust Company had $181.8 and $225.4 million in assets as of December 31, 2000 and 1999.

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Gathering Segment, included elsewhere in this Form 10-K.

Guaranteed and Structured Financial Products Segment

Overview

      Through our Guaranteed and Structured Financial Products Segment (G&SFP), we offer a variety of specialized products and services to qualified defined benefit and defined contribution retirement plans, and other domestic and international institutional buyers. Our products include non-guaranteed, partially guaranteed and fully-guaranteed general account and separate account investment options. We distribute these products through home office and regional sales representatives either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers.

      The G&SFP Segment contributed 29.1%, 28.7% and 25.6% of consolidated operating revenues and 28.2%, 33.0% and 29.1% of consolidated after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively. The G&SFP Segment generated revenues of $2,574.3, $2,194.0 and $1,731.2 million and after-tax operating income of $212.1, $202.4 and $145.7 million in 2000, 1999 and 1998, respectively. G&SFP Segment Assets are summarized below:

                                                      As of December 31,
                                                  2000        1999       1998
                                               ---------   ---------   ---------
                                                        (in millions)
Assets:
Spread-based products ......................   $19,956.4   $17,957.7   $17,311.6
Fee-based products .........................    10,952.0    12,273.8    12,003.6
                                               ---------   ---------   ---------
Total ......................................   $30,908.4   $30,231.5   $29,315.2
                                               =========   =========   =========
Assets Under Management:
Spread-based products ......................   $19,514.6   $17,502.2   $16,808.6
Fee-based products .........................    10,846.1    11,862.8    11,738.0
                                               ---------   ---------   ---------
Total ......................................   $30,360.7   $29,365.0   $28,546.6
                                               =========   =========   =========

Products and Markets

      The G&SFP Segment offers spread-based products and fee-based products in a variety of markets. The general account Guaranteed Investment Contract (GIC) has been the predominant product issued in the qualified defined contribution plan market. Single premium and separate account annuities are primarily limited to qualified and non-qualified defined benefit plans. Funding agreements are issued to non-qualified domestic and international institutional investors. By working closely with our customers to develop customized investment programs, we have built a leading market share in several important markets, including general account GICs, funding agreements and single premium annuities.

      Spread-Based Products. Our spread-based products provide a guaranteed rate of return to the customer. We derive earnings on these products primarily from the difference between the investment returns on the supporting assets and the guaranteed returns provided to customers. Our spread-based products include both fund-type products and single premium annuities.

o     Fund-type products. Our fund-type products consist of the following:
      General account GICs. GICs are annuity contracts that pay a guaranteed rate of return. GICs are primarily marketed to sponsors of tax-qualified retirement plans such as 401(k) plans. The guaranteed rate of return on GICs can be a fixed rate or a floating rate based on an external market index.

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

o Single premium annuities. Single premium annuities are immediate or deferred annuities which commence payment at a specified time, typically retirement. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant.

      The following table illustrates statutory premiums and deposits and assets under management for our spread-based products. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that contributions to general account GICs and funding agreements be accounted for using deposit accounting. Deposit accounting excludes the contributions and deposits received and generally shows only the fees and investment income earned from these products as revenues.

                  Spread-Based Products Selected Financial Data

                                        As of or for the Year Ended December 31,
                                            2000         1999        1998
                                         ---------    ---------    ---------
                                                    (in millions)
Statutory Premiums and Deposits:
Fund-type products
     General account GICs ...........    $ 1,878.7    $ 2,442.2    $ 2,578.9
     Funding agreements .............      2,578.6      2,775.2      2,416.1
Single premium annuities ............        741.6        451.8        111.8
                                         ---------    ---------    ---------
     Total ..........................    $ 5,198.9    $ 5,669.2    $ 5,106.8
                                         =========    =========    =========

Assets Under Management:
Fund-type products
     General account GICs ...........    $ 8,338.8    $ 9,542.8    $10,329.2
     Funding agreements .............      6,627.1      4,267.9      3,105.7
Single premium annuities ............      4,548.7      3,691.5      3,373.7
                                         ---------    ---------    ---------
     Total ..........................    $19,514.6    $17,502.2    $16,808.6
                                         =========    =========    =========

      Fee-Based Products. Our fee-based products generally pass the investment results of invested assets through to the contractholder with no, or minimal, guarantees. We derive earnings on these products primarily from expense, risk and profit charges which are generally assessed on the basis of assets under management. Fee-based businesses provide relatively stable revenues and have lower capital requirements than do our spread-based businesses. Our fee-based products include:

o Participating general account fund-type products and annuity contracts. These products are funding vehicles for pension plans that pass investment results through to the contractholder, after risk and profit charges. Annuity guarantees for these products are supported by asset adequacy requirements under which assets must be maintained at levels at least 5% above the annuity reserve. If the level of assets held under the contract falls below this threshold, we may liquidate assets equal to the annuity reserve and apply the assets to purchase a fully-guaranteed annuity.

o Separate account GICs. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among flexible investment options provided by our various investment managers. The separate account GIC business leverages the strong marketing relationships developed in our general account GIC business.

o Participating separate account annuities. These products are funding vehicles for pension plans which offer customers an insured pension-funding program in conjunction with a broad range of investment options, including both equity and fixed-income investment classes. The risk associated with providing these annuities is mitigated by excess collateral maintenance requirements, which vary depending on the investment option selected. If the collateral falls below the maintenance requirements, we may liquidate assets equal to the annuity reserve and apply the assets to purchase a fully-guaranteed annuity.

o Separate investment accounts. These are non-guaranteed group annuity contracts under which assets are held in a separate account. We typically use affiliated investment advisors to manage these assets. We may also use non-affiliated investment managers if the customer so requires. Because these products do not provide guarantees, most new sales of separate investment accounts are reported in the Investment Management Segment. Existing agreements, however, continue to be reported in and serviced by the Guaranteed and Structured Financial Products Segment because of customer relationships.

      The following table illustrates statutory premiums and deposits and assets under management for our fee-based products. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that premiums on general account participating pension products, separate account GICs, separate account annuities and separate investment accounts be accounted for using deposit accounting. Deposit accounting excludes the contributions and deposits received and generally shows only the fees and investment income earned from these products as revenues.

                   Fee-Based Products Selected Financial Data

                                                         As of or for the Year Ended December 31,
                                                                2000        1999        1998
                                                             ---------   ---------   ---------
                                                                       (in millions)
Statutory Premiums and Deposits:
General account participating pension
    fund-type products and annuity contracts ..............  $   467.0   $   527.9   $   566.7
Separate account GICs .....................................       50.3       615.7       459.9
Guaranteed separate account annuities .....................      (46.3)      (60.4)      (27.9)
Separate investment accounts ..............................      288.9       333.1       173.5
                                                             ---------   ---------   ---------
     Total ................................................  $   759.9   $ 1,416.3   $ 1,172.2
                                                             =========   =========   =========

Assets Under Management:
General account participating pension fund-type products
   and annuity contracts ..................................  $ 3,188.8   $ 3,357.1   $ 3,466.6
Separate account GICs .....................................    3,227.3     3,891.0     3,644.5
Guaranteed separate account annuities .....................    2,056.9     1,977.5     2,113.4
Separate investment accounts ..............................    2,373.1     2,637.2     2,513.5
                                                             ---------   ---------   ---------
     Total ................................................  $10,846.1   $11,862.8   $11,738.0
                                                             =========   =========   =========

Distribution

      We distribute our guaranteed and structured financial products through a variety of channels. General and separate account GICs are sold through our regional representatives to plan sponsors, or to GIC managers who represent plan sponsors. Funding agreements are sold either directly, through brokers, or through investment banks in the form of medium-term notes. Annuities are sold through pension consultants who represent defined benefit plan sponsors or through brokers who receive a commission for sales of our products.

      We have an experienced sales staff that develop and maintain relationships with target customers, consultants, and other financial intermediaries. We believe that our consistent market presence over the past two decades has created strong and valuable relationships with a large segment of the customer base.

Spread-Based Products Risk Management

      Because of the significant guarantees provided as part of our spread-based product offerings, risk management is particularly important in this line of business. To facilitate risk management, we segregate and manage the assets supporting our spread-based products separately from the rest of our general account. Our risk management strategy is based on:

o Managing interest rate exposure by closely matching the relative sensitivity of asset and liability values to interest rate changes, i.e. controlling the "duration mismatch" of assets and liabilities.

o Using sophisticated systems and processes to project cash flows for each asset and each liability and to measure with precision the sensitivity of assets and liabilities to interest rate changes.

o Writing contracts that typically have a predictable maturity structure and do not have premature surrender or redemption provisions.

o Monitoring all contribution and withdrawal activity in each contract to anticipate deviations from expected cash flows.

o Establishing working groups with representatives from our various business units, to facilitate interaction among investment management, sales management, risk management, financial management and the pricing staff.

      For additional information, see Quantitative and Qualitative Information about Market Risk, included elsewhere in this Form 10-K.

Underwriting

      Underwriting is most significant for the following products in this segment:

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

Competition

      Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional markets. Although a large number of companies offer these products, the market is concentrated. Through the first three quarters of 2000, seven insurers, including John Hancock, issued approximately 60% of total GICs and funding agreements issued by U.S. insurance companies reporting to LIMRA; and five insurers, including John Hancock, issued more than 70% of total single premium annuities. Our competitors include a variety of well-recognized insurance companies, domestic and foreign banks and other institutional investment advisors, many of who are larger than we are and have greater resources than we do.

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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Guaranteed and Structured Financial Products Segment, included elsewhere in this Form 10-K.

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

      The Investment Management Segment represented 26.5%, 31.6% and 31.9% of our total assets under management as of December 31, 2000, 1999 and 1998, which were $125.2, $127.3 and $124.4 billion, respectively. Investment Management Segment assets were $3,124.5, $3,531.4 and $3,439.6 million as of December 31, 2000, 1999 and 1998, respectively. The Investment Management Segment contributed $212.0, $189.9 and $143.9 million of consolidated operating revenues and $46.8, $37.3 and $15.4 million of consolidated after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively.

Products and Markets

      The Investment Management Segment is primarily a fee-based investment advisory business in which we do not offer guarantees to our customers. We provide a variety of investment structures, such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, and mutual fund management capabilities.

      Our investment management expertise covers a wide range of private and publicly-traded asset classes and is based on fundamental research and disciplined, quantitatively-based analysis and asset-liability management. Our private fixed income, equity, commercial mortgage and alternative asset operations have strong credit analysis capabilities and deal origination expertise. These operations enjoy broad networks of relationships with intermediaries giving them early access to new investment opportunities.

      The capabilities of the Investment Management Segment include:

      Public Fixed Income and Equity Investments. Through Independence Investment Associates we provide active stock and bond management to pension funds, endowments, and other institutions. We provide core, value, growth, medium-cap, balanced and market neutral investment strategies. We also offer international stock and bond management.

      In addition, we offer active, quantitative investment management services in the high quality fixed income markets, with a special emphasis on structuring and managing portfolios of mortgage-backed securities and Treasury securities combined, when appropriate, with various derivative strategies.

      Private Fixed Income, Equity and Alternative Asset Class Investments. We manage funds for external institutional clients investing in private fixed-income and equity securities and alternative asset classes. Our strength is in private placement corporate securities, structured and innovative transactions and niche investment opportunities. Our completed offerings include a mezzanine fund investing primarily in subordinated debt with equity participation features and collateralized bond obligation funds, which have been marketed domestically and overseas to banks, insurance companies, brokers and other clients outside of the pension market.

      We are a leading manager of equity timberland for large tax-exempt institutional investors, and are among the largest managers of equity farmland investments. This segment also originates, services and securitizes commercial mortgages. In addition, we sponsor affordable housing investments that qualify for Federal tax credits.

      The following tables present certain information regarding the assets under management by the Investment Management Segment for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                        As of December 31,
                                                    2000       1999      1998
                                                 ---------  ---------  ---------
                                                          (in millions)
Assets Under Management: (1) (2)
Domestic equity and balanced ..................  $19,099.3  $26,940.8  $25,699.0
International equity and balanced .............    1,840.1    2,242.9    2,340.0
Domestic and international fixed income .......    8,469.3    6,879.6    7,552.1
Timber, farmland and independent power ........    3,136.0    3,983.9    3,958.5
                                                 ---------  ---------  ---------
     Total ....................................  $32,544.7  $40,047.2  $39,549.6
                                                 =========  =========  =========

                               Asset Flow Summary

                                                        For the Year Ended December 31,
                                                          2000        1999        1998
                                                       ---------   ---------   ---------
                                                                 (in millions)
Assets Under Management:
Assets under management, beginning of year (1) (3) ..  $40,047.2   $39,549.6   $34,295.5
Sales and reinvestments .............................    3,648.3     5,258.6     3,738.9
Redemptions and withdrawals .........................   (9,708.7)   (7,984.8)   (4,916.8)
Market (depreciation) appreciation ..................   (1,442.1)    3,223.8     6,432.0
                                                       ---------   ---------   ---------
Assets under management, end of year (1) (2) ........  $32,544.7   $40,047.2   $39,549.6
                                                       =========   =========   =========

(1) Includes $1,120.1 million, $1,060.8 million and $1,563.0 million of assets managed by subsidiaries for our general account for the year ended December 31, 2000, 1999 and 1998, respectively.

(2) Does not include $106.9 million, $164.5 million and $88.1 million of general account cash and invested assets as of December 31, 2000, 1999 and 1998, respectively.

(3) Does not include $164.5 million, $88.1 million and $66.0 million of general account cash and invested assets as of January 1, 2000, 1999 and 1998, respectively.

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

Competition

      The institutional asset management industry is highly competitive. We compete with other investment management firms, insurance companies, banks and mutual fund companies, many of who are larger and have greater resources than us. Consolidation activity over the past three years has increased the concentration of competitors within the industry.

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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Management Segment, included elsewhere in this Form 10-K.

Corporate and Other Segment

Overview

      Our Corporate and Other Segment consists primarily of our international insurance operations, corporate operations, including the holding company, John Hancock Financial Services (JHFS), and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. This segment contributed approximately 19.4%, 17.1% and 16.3% of consolidated operating revenues and 13.6%, 11.1% and 11.2% of consolidated after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively. The Corporate and Other Segment generated revenues of $1,719.6, $1,310.4 and $1,111.6 million and after-tax operating income of $102.5, $67.8 and $56.3 million in 2000, 1999 and 1998, respectively.

      The Corporate and Other Segment assets are summarized below:

                                              For the Year Ended December 31,
                                               2000         1999         1998
                                            ---------    ---------    ---------
                                                       (in millions)
Assets:
International insurance operations ......   $ 9,703.8    $ 8,810.8    $ 5,222.0
Corporate operations ....................     5,832.8      4,942.3      3,494.0
Non-core businesses .....................     1,106.3      1,212.2      1,894.8
Intra-segment eliminations ..............    (4,136.1)    (3,948.1)    (4,818.3)
                                            ---------    ---------    ---------
     Total ..............................   $12,506.8    $11,107.2    $ 5,792.5
                                            =========    =========    =========

International Insurance Operations

      Our international insurance operations include The Maritime Life Assurance Company, (Maritime) the 8th largest Canadian life insurance company based on total domestic assets under management at year-end 1999. Maritime distributes a full range of individual life and health insurance products, investment products and group life and health products through independent agencies, investment brokerage firms, and employee benefit brokers and consultants. Our international insurance operations also offer individual life and group insurance and pension products through local affiliates doing business in five Southeast Asian countries. Working with an international network of 45 insurers, we also coordinate and reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in more than 50 countries and territories.

      We have formed a joint venture life insurance company in China which will provide us an early foothold in this emerging economy with its vast population. The joint venture company's license will initially be restricted to operations in the city of Shanghai. All required regulatory approvals were received during the fourth quarter of 2000, and operations commenced in January 2001.

Corporate Operations

      Corporate operations consist principally of (1) revenues and expense of the holding company, investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments or the holding company level and (2) group life insurance operations. Our group life insurance business generated $240.6, $226.2 and $234.5 million in premium in the years ended December 31, 2000, 1999, and 1998, respectively.

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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate and Other Segment, included elsewhere in this Form 10-K.

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

      For a further description of our investments, see Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investments, included elsewhere in this Form 10-K.

Ratings

      Insurance companies are rated by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. John Hancock Life Insurance Company is rated A++ (Superior) by A.M. Best, AAA (Highest) by Fitch IBCA, AA+ (second highest rating) by S&P, and Aa2 (third highest rating) by Moody's.

      We believe that our strong ratings are an important factor in marketing our products to our distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's current opinion of our financial strength, operating performance and ability to meet our obligations to policyholders, and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock.

REGULATION

General

      Our business is subject to extensive regulation at both the state and Federal level, including regulation under state insurance and Federal and state securities laws.

State Insurance Regulation

      Our insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. Currently, we are licensed to transact business in all fifty states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, the Northern Mariana Islands, 13 Canadian provinces and territories, and several Asian countries including one province in the People's Republic of China, and therefore are subject to regulation in all these jurisdictions. Most states have laws and regulations governing such issues as: what lines of business a company may engage in; underwriting practices, including a company's ability to request results of applicants' genetic tests; what premium rates may be charged in various lines of business; what products a company may sell; mandating certain insurance benefits and policy forms; minimum rates for accumulation of cash values and maximum rates for policy loans; licensing of insurance companies and agents; advertising and marketing practices; statutory accounting and reporting requirements; reserve requirements and solvency standards; admitted statutory assets; the appropriate mix of investments; dividend payments; transactions with affiliates; and acquisitions of control. State insurance departments periodically review the business and operations of an insurance company by examining its financial condition and how its agents sell its products. Our insurance subsidiaries are also required to file various reports relating to their financial condition, including detailed annual financial statements. This is required in each jurisdiction where an insurance subsidiary is licensed.

      State insurance regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries concerning whether our insurance subsidiaries are in compliance with the regulations covering their businesses. We try to respond to such inquiries in an appropriate way and to take corrective action if warranted.

      The Arizona, New Jersey, Illinois, California and Vermont insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company. The Company believes that it conducts its business in accordance with all applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations.

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

      In addition, we may in the future become subject to New York insurance law governing the activities of insurance holding companies. Other state holding company laws, specifically those of California and Delaware, and similar Canadian laws, apply to us as well because we have insurance subsidiaries organized in those jurisdictions. Accordingly, the direct or indirect acquisition of control of John Hancock Life Insurance Company will be subject to the prior approval of the California and Delaware Commissioners of Insurance and the Office of the Superintendent of Financial Institutions in Canada and may also be subject to the prior approval of the New York Superintendent of Insurance in the event John Hancock Life Insurance Company is deemed a New York domestic insurer under the provisions of the New York insurance holding company law.

      In addition to the restrictions under applicable insurance holding company statutes, each of the Plan of Reorganization governing our reorganization and our restated certificate of incorporation prohibits:

o any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock until two years after the effective date of the reorganization; and

o without prior approval of our board of directors and the Massachusetts Commissioner of Insurance, any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock during the one year period following the two-year period described in the preceding paragraph.

      Under the Plan of Reorganization, the same restrictions apply to the common stock of John Hancock Life Insurance Company.

      There is an exception to the foregoing prohibitions for acquisitions by a person that becomes a beneficial owner of 10% or more of our common stock as a result of our issuance of such common stock to such person as consideration in an acquisition of another entity that was initiated by us by authority of our board of directors. Any such acquisition initiated by us by authority of our board of directors would require the approval of the Massachusetts Commissioner of Insurance and the Commissioners of Insurance of California and Delaware, the Office of the Superintendent of Financial Institutions in Canada and, potentially, the New York Superintendent of Insurance in the event John Hancock Life Insurance Company is deemed a New York domestic insurer under the provisions of the New York insurance holding company law. If any person acquires or offers to acquire 10% or more of the outstanding shares of our common stock in violation of our Plan of Reorganization, we and the Massachusetts Commissioner of Insurance would be entitled to injunctive relief. By virtue of these provisions of the Plan of Reorganization and our restated certificate of incorporation, John Hancock Financial Services, Inc. may not be subject to an acquisition by another company during the two years following the effective date of the reorganization and may only be subject to acquisition in the third year following the effective date of the reorganization with the approval of our board of directors and the Massachusetts Commissioner of Insurance.

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

Risk-Based Capital

      The National Association of Insurance Commissioners has established risk-based capital standards for life insurance companies as well as a model act to apply such standards at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based on four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by 155% as of December 31, 2000

Statutory Investment Valuation Reserves

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

IRIS Ratios

      The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System ("IRIS") for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 12 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2000, John Hancock Life Insurance Company has not been outside the usual range for any IRIS ratio except for the net change in capital surplus ratio for the year 2000. This ratio fell outside the usual range because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment is not expected to recur in the year 2001.

Regulation of Investments

      Our insurance subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios. Some of these laws and regulations also limit the amount of investments in specified investment categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus, in some instances, requiring divestiture. State regulatory authorities from the domiciliary states of our insurance subsidiaries have not indicated any non-compliance with any such regulations.

Valuation of Life Insurance Policies Model Regulation

      The National Association of Insurance Commissioners has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as Revised
XXX). This model regulation established new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Before the new reserve standards can become effective, individual states must adopt the model regulation. Massachusetts has adopted the Regulation effective January 1, 2001. John Hancock has revised its term life insurance products with guaranteed premium periods and is in the process of revising its universal life insurance products with no-lapse guarantees. In 2001, John Hancock will establish increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation.

Federal Insurance Initiatives and Litigation

      Although the Federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business. Current and proposed measures that may significantly affect the insurance business generally include limitations on anti-trust immunity, minimum solvency requirements and health care reform.

      On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law, implementing fundamental changes in the regulation of the financial services industry in the United States. The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker.

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

      In the past, legislation has been proposed that would have curtailed the tax-favored treatment of some of our life insurance and annuity products. If any such proposals were enacted, market demand for such products would be adversely affected. In addition, there are a number of proposals currently being considered by Congress which would either eliminate or significantly reduce Federal estate taxes. Many insurance products are designed and sold to help policyholders reduce the effect of Federal estate taxation on their estates. Thus, if any legislation that eliminates or significantly reduces Federal estate taxation is enacted, the Company expects that such development would adversely affect sales of our insurance and investment advisory products.

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

ERISA Considerations

      Certain of our lines of business, including our management of employee benefit plan assets in our advisory capacity in separate accounts, are subject to the requirements of ERISA. In addition, the Small Business Job Protection Act, which we refer to as the SBJPA, offers insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank, which we refer to as the Harris Trust Decision, in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBJPA provisions provide that insurers are protected from liability for breaches of fiduciary duties under ERISA for past actions with respect to their general account contracts. However, insurers remain subject to federal criminal law and liable for actions brought by the U.S. Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBJPA also provides that contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, will not be subject to ERISA's fiduciary requirements if they meet the requirements of regulations issued by the United States Department of Labor. The SBJPA further provides that contracts issued from an insurer's general account after December 31, 1998, that are not guaranteed benefit policies will be subject to ERISA. In January 2000, the Department of Labor published a regulation pursuant to the SBJPA which provides, among other things, that if an employee benefit plan acquired an insurance policy (other than a guaranteed benefit policy) issued on or before December 31, 1998 that is supported by the assets of the insurer's general account, the plan's assets for purposes of ERISA will not be deemed to include any of the assets of the insurer's general account, provided that the requirements of the regulation are met. Accordingly, if those requirements are met, the insurer is not subject to the fiduciary obligations of ERISA in connection with such an insurance policy. These requirements include detailed disclosures to be made to the employee benefit plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (1) the accumulated fund balance (which may be subject to market value adjustment) or (2) a book value payment of such amount in annual installments with interest. John Hancock Life Insurance Company intends to comply with the requirements set forth therein to secure the exemption provided by the regulations from the fiduciary obligations of ERISA. However, John Hancock Life Insurance Company's exposure to disintermediation risk could increase due to the termination options that it would be required to provide to policyholders. Any such increase, however, would not be material. Since there has been no final ruling in the Harris Trust case (described under "Item 3. Legal Proceedings" in this Form 10-K), we are unable at this time to determine the effects of the decision, and therefore cannot compare the litigation risk to the disintermediation risk created by compliance with the regulations. With respect to employee welfare benefit plans subject to ERISA, the Congress periodically has considered amendments to the law's Federal preemption provision, which would expose John Hancock Life Insurance Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA have been defeated.

Employees

      As of March 1, 2001 we employed approximately 8,503 people. We believe our relations with our employees are satisfactory.

ITEM 1A. Executive Officers of the Registrant

      The names of the executive officers of John Hancock Financial Services, Inc. and their respective ages and positions, as of March 20, 2001:

NAME                       AGE      POSITION
Stephen L. Brown           63       Chairman of the Board and Director
David F. D'Alessandro      50       President, Chief Executive Officer, Chairman-elect and Director
Wayne A. Budd              59       Executive Vice President, General Counsel and Director
John M. DeCiccio           52       Executive Vice President, and Chief Investment Officer
Kathleen M. Graveline      49       Executive Vice President
Thomas E. Moloney          57       Chief Financial Officer
Robert F. Walters          52       Executive Vice President and Chief Information Officer

Officers of the Company serve until their retirement, resignation, death or removal. Set forth below is a description of their business positions during at least the past five years:

      Stephen L. Brown, 63, is the Chairman of the Board and a director of John Hancock Financial Services, Inc. and will retire on May 14, 2001. Since 1992, he has been Chairman and Chief Executive Officer of John Hancock Life Insurance Company and a John Hancock Life Insurance Company director since 1982. He is a Fellow, Society of Actuaries, Enrolled Actuary under ERISA, member of American Academy of Actuaries and Chartered Life Underwriter, American College of Chartered Life Underwriters. He is a former director of the Federal Reserve Bank of Boston. Mr. Brown became chairman of The Berkeley Financial Group in 1999 where he previously served as a director. He is the Chairman of the Executive Committee of the board of directors of John Hancock Financial Services, Inc. Mr. Brown is a trustee or director of twenty-five registered investment companies advised by John Hancock Advisers, Inc., a registered investment adviser and subsidiary of The Berkeley Financial Group. He is a director of John Hancock Subsidiaries, Inc. Mr. Brown is also a director of Aspen Technology, Inc. and Ionics, Incorporated.

      David F. D'Alessandro, 50, has been the President and Chief Executive Officer and a director of the Company since 2000 and will also become Chairman effective May 14, 2001, upon Mr. Brown's retirement. He had been President and Chief Operations Officer of John Hancock Life Insurance Company since 1998 and has been a John Hancock Life Insurance Company director since 1990. From 1988 to 1997 he was Senior Executive Vice President of John Hancock Life Insurance Company. He is Vice Chairman and Chairman-elect of the Executive Committee of the board of directors of John Hancock Financial Services, Inc., Chairman of John Hancock Variable Life Insurance Company, and a director of John Hancock Subsidiaries, Inc. and The Berkeley Financial Group. Mr. D'Alessandro is a director of Partners Healthcare Systems, Inc., an integrated healthcare delivery system, and Westvaco Corporation, a paper and paperboard producer.

      Wayne A. Budd, 59, has been Executive Vice President and General Counsel and a director of the Company since 2000 and a John Hancock Life Insurance Company director since 1998. He is a director of John Hancock Subsidiaries, Inc. From 1996 to 2000, Mr. Budd was Group President - New England for the Bell Atlantic Corporation. Prior to his position with Bell Atlantic, Mr. Budd was a Senior Partner in the law firm of Goodwin Procter LLP. He is a director of Tosco Corporation, an independent oil refiner and marketer of petroleum products.

      John M. DeCiccio, 52, has been an Executive Vice President of John Hancock Financial Services, Inc. and Chief Investment Officer of John Hancock Life Insurance Company since 2000. From 1994 through 2000, he was

Senior Vice President, Investment and Pension Sector, of John Hancock Mutual Life Insurance Company. From 1997 through 2000, he led the demutualization project for John Hancock Mutual Life Insurance Company. He is a director of John Hancock Subsidiaries, Inc.

      Kathleen M. Graveline, 49, has been an Executive Vice President and Policy Committee Member of John Hancock Financial Services, Inc. since 2000. She has also been an Executive Vice President of John Hancock Mutual Life Insurance Company since 1999. In 2000, she was elected Chairman of the board of directors of John Hancock Signature Services. She is Chairman of Essex Corporation and a director of John Hancock Subsidiaries, Inc. From 1996 through 1999, she was Senior Vice President, Retail Sector, of John Hancock Mutual Life Insurance Company.

      Thomas E. Moloney, 57, is the Chief Financial Officer of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company. He has been Chief Financial Officer of John Hancock Mutual Life Insurance Company and John Hancock Subsidiaries, Inc. since 1992. He is the Chairman and a director of John Hancock Management Company and John Hancock Reassurance Co., Ltd. He is a director of The Berkeley Financial Group, John Hancock Realty Services Corp., John Hancock Signature Services, John Hancock Subsidiaries, Inc., The Maritime Life Assurance Company and John Hancock Canadian Holdings Limited.

      Robert F. Walters, 52, has been Executive Vice President and Chief Information Officer of John Hancock Financial Services, Inc. and of John Hancock Life Insurance Company since February 5, 2001. He is a director of Essex Corporation. Mr. Walters is also a director of ART Technology Group, Inc., which offers an integrated suite of Internet customer relationship management and e-commerce software applications.

ITEM 2. Properties

      Our home office consists of our 60-story landmark office tower and five other buildings located in Boston, Massachusetts. We own this facility and occupy approximately 53.0% of the 3.8 million gross square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs.

      Since 1987, we have entered into a series of lease agreements with a non-affiliated organization for the rental of furniture and equipment. The leases have a non-cancelable term of twelve months and an expected term of approximately nine years. Annual aggregate commitments under these leases are approximately $7.8 million.

ITEM 3. Legal Proceedings

Sales Practice Class Action Settlement

      Over the past several years, companies engaged in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. On December 31, 1997, the United States District Court for the District of Massachusetts approved a settlement of a nationwide class action lawsuit regarding sales practices against John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc., Duhaime, et al. v. John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1979 through December 31, 1996) had an ownership interest in one or more of our whole life, universal life or variable life insurance policies (and certain annuities and mutual funds) issued during the class period.

      In conjunction with this settlement, we have established a reserve that stood at $172.7 million at December 31, 2000. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by us. We will continue to update this estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and alternate dispute resolution and arbitration, the range of any additional costs related to the settlement cannot be estimated with precision.

Harris Trust Litigation

      Since 1983, we have been involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491). This lawsuit originally raised only state law causes of action, but in 1984, the plaintiff amended the Complaint to allege that John Hancock was a fiduciary and party in interest under ERISA in rendering investment advice and exercising control over plan assets. Plaintiff alleged that John Hancock breached its fiduciary duty in failing to act for the exclusive benefit of plan participants by retaining excess funds of the plan, by imposing arbitrary charges for a return of plan funds, by failing to pay an appropriate rate of interest on plan funds, and by charging the plan excessive compensation. In 1989, the district court dismissed all of plaintiff's ERISA claims and, in 1991, also dismissed all of plaintiff's state law claims. The plaintiff appealed to the Second Circuit Court of Appeals, seeking reversal of several of the district court's rulings, including two of the rulings regarding the applicability of ERISA to the dispute. The district court's state law rulings were upheld, and the ERISA rulings were affirmed in part and reversed in part. Specifically, the Second Circuit upheld the district court's conclusion that John Hancock was not a fiduciary under ERISA with respect to the insurance policy as a contract. The Second Circuit, however, reversed the district court's determination that none of the assets, held by John Hancock in its general account in connection with this contract were plan assets, and held that "free funds" associated with this contract constitute plan assets for ERISA purposes. This decision was appealed to the Supreme Court, which affirmed the Second Circuit's ruling in 1993. The Department of Labor filed an amicus brief in support of John Hancock's position on the merits before the Supreme Court. The case was remanded to the district court. The case was tried to a federal district court judge in 1997, and the judge issued an opinion in November 2000.

      In that opinion the judge determined that John Hancock should have allowed the Trust to withdraw the free funds by means of an extracontractual payout. The Court awarded the Trust $13,767,200 in relation to this claim together with unspecified additional pre-judgment interest on this amount from October 1988.

      The Court also determined that Hancock violated its fiduciary duty when it failed to revalue the liabilities for guaranteed benefits, which had been established at rates set out in the contract, on a basis which was more favorable to the Trust. In addition, the Court concluded that certain of Hancock's internal allocations of expenses and investment income violated ERISA. Damages in the amount of $5,724,528, together with unspecified prejudgment interest from December 1996, were awarded on these issues. As part of the relief, the judge ordered the removal of Hancock as a fiduciary to the plan.

      The Court also awarded the Plaintiff unspecified fees and costs. Given this litigation's long history, the amount of these fees and costs, along with the pre-judgment interest, may substantially exceed the damages already awarded by the District Court judge. However, we believe that the underlying case was incorrectly decided and we intend to appeal the lower court's decision. Notwithstanding what we believe to be the merits of the Company's position in this case, we are unable to predict the outcome of our appeal; and, if unsuccessful, our ultimate liability, including fees, costs and interest could be material with respect to earnings in any given reporting period. However, we do not believe that any such liability would be material in relation to our financial position or liquidity.

Other Legal and Regulatory Proceedings

      We are regularly involved in other litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other regulatory bodies regularly make inquiries and, from time to time conduct examinations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker/dealers. We do not believe at this time that the ultimate resolution of any of these legal or regulatory matters that are currently pending, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders of John Hancock Financial Services, Inc. during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. Market for John Hancock Financial Services, Inc. Common Stock and Related Stockholder Matters

      John Hancock's common stock began trading on the New York Stock Exchange
(NYSE) under the symbol "JHF" on January 27, 2000. Prior to such date, there was no established public trading market for the common stock. For a description of the use of proceeds from the Offerings see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, included elsewhere in this Form 10-K. As of March 20, 2001, there were approximately 800,000 shareholders of record and 309.7 million shares outstanding with a closing price of $36.02.

The following table presents the high and low closing prices for the common stock of John Hancock on the NYSE for the period indicated and the quarterly dividend declared per share.

                                                     High      Low     Dividends
                                                     ----      ---     ---------

2000
For the period from February 1, 2000 through
    March 31, 2000                                  $18.81    $13.44      N/A
Second Quarter                                      $24.63    $16.38      N/A
Third Quarter                                       $28.13    $20.63      N/A
Fourth Quarter                                      $38.25    $25.63     $0.30

      John Hancock paid an initial annual cash dividend of $.30 per common share on December 14, 2000 to shareholders of record on the close of business on November 20, 2000. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management's Discussion and Analysis - Liquidity and Capital Resources, included elsewhere in this Form 10-K.

ITEM 6. Selected Financial Data

      The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the years in the three year period ended December 31, 2000 and balance sheet data as of December 31, 2000 and 1999 have been derived from our audited consolidated financial statements and related notes, included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere in this Form 10-K. The following selected income statement data for the years ended December 31, 1997 and 1996 and balance sheet data as of December 31, 1998, 1997 and 1996 have been derived from our audited consolidated financial statements not included herein. The following selected consolidated financial data has been prepared in accordance with GAAP, except that the statutory data presented below has been prepared in accordance with applicable statutory accounting practices and was taken from our annual statements filed with insurance regulatory authorities. Certain reclassifications to prior periods have been made to conform to the current period presentations.

                                                                  For the Year Ended December 31,
                                                     ------------------------------------------------------
                                                        2000       1999        1998       1997       1996
                                                     ---------  ---------   ---------  ---------  ---------
                                                                         (in millions)
Income Statement Data: (1)
Revenues
Premiums ..........................................  $ 2,587.1  $ 2,717.5   $ 2,197.9  $ 2,473.6  $ 2,922.5
Universal life and investment-type product
   charges ........................................      749.3      703.5       597.0      512.0      466.3
Net investment income .............................    3,271.4    3,574.0     3,330.7    3,190.7    3,223.1
Net realized investment gains, net of related
   amortization of deferred policy acquisition
   costs and amounts credited to participating
   pension contractholders (2) ....................       83.2      175.1       106.4      157.0      110.7
Investment management revenues,
   commissions and other fees .....................      764.8      680.9       659.7      554.7      751.3
Other revenue .....................................       18.2        6.5        10.3       58.3      230.9
Contribution from the closed block (5) ............      124.1         --          --         --         --
                                                     ---------  ---------   ---------  ---------  ---------
      Total revenues ..............................    7,598.1    7,857.5     6,902.0    6,946.3    7,704.8
      Total benefits and expenses (3) (4) .........    6,413.0    7,595.3     6,275.9    6,356.6    7,036.8
                                                     ---------  ---------   ---------  ---------  ---------

Income before income taxes and cumulative effect
   of accounting change ...........................    1,185.1      262.2       626.1      589.7      668.0
Income taxes ......................................      346.2       99.3       177.6      106.4      247.5
                                                     ---------  ---------   ---------  ---------  ---------
Income before cumulative effect of accounting
   change .........................................      838.9      162.9       448.5      483.3      420.5

Cumulative effect of accounting change ............         --       (9.7)         --         --         --
                                                     ---------  ---------   ---------  ---------  ---------
      Net income ..................................  $   838.9  $   153.2   $   448.5  $   483.3  $   420.5
                                                     =========  =========   =========  =========  =========
Basic earnings per common share (6)
   Income before cumulative effect of
      accounting change ...........................  $    2.67  $    0.52
   Cumulative effect of accounting change .........         --       0.03
   Net income .....................................  $    2.67  $    0.49

Diluted earnings per common share (6)
   Income before cumulative effect of
      accounting change ...........................  $    2.65  $    0.52
   Cumulative effect of accounting change .........         --       0.03
   Net income .....................................       2.65       0.49
Cash dividends paid per share .....................       0.30         --

                                        As of or for the Year Ended December 31,
                                 -----------------------------------------------------
                                    2000       1999       1998       1997      1996
                                 ---------  ---------  ---------  ---------  ---------
                                                     (in millions)
Balance Sheet Data:
General account assets ........  $60,898.5  $56,408.1  $52,000.1  $49,906.4  $48,420.6
Separate account assets .......   26,454.8   28,047.6   24,966.6   21,511.1   18,082.1
Total assets ..................   87,353.3   84,455.7   76,966.7   71,417.5   66,502.7
General account liabilities ...   54,491.8   50,986.6   46,416.9   44,667.7   43,265.9
Long-term debt ................      534.0      536.9      602.7      543.3    1,037.0

Separate account liabilities ..   26,454.8   28,047.6   24,966.6   21,511.1   18,082.1
Total liabilities .............   81,480.6   79,571.1   71,986.2   66,722.1   62,385.0

Minority interest .............       93.5       93.5       25.3       25.3       25.3

Shareholders' equity (7) ......    5,779.2    4,791.1    4,955.2    4,670.1    4,092.4

      We evaluate segment performance and base management's incentives on segment after-tax operating income. For a discussion of segment after-tax operating income see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

(1) We have completed a number of transactions which have affected the comparability of our results of operations.

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

      On February 28, 1997, we sold a major portion of our group insurance business to UNICARE Life & Health Insurance Company ("UNICARE"), a wholly-owned subsidiary of WellPoint Health Networks, Inc. The business sold included our group accident and health business and related group life insurance business and Cost Care, Inc., Hancock Association Services Group and Tri-State Inc, all of which were indirectly wholly-owned subsidiaries of the Company. The Company retained its group long-term care operations. Assets equal to liabilities of $686.7 million at February 28, 1997 were transferred to UNICARE in connection with the sale. Income from operations in 1997 was not significant. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement.

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

      The disposed businesses' results of operations for each of the three years in the three-year period ended December 31, 2000 are presented below:

                                                                  For the Year Ended December 31,
                                                                    2000         1999         1998
                                                                  -------      -------      -------
                                                                            (in millions)
      Income Statement Data:
          Revenues
            Premiums ........................................     $    --      $    --      $    --
            Net investment income ...........................        (2.7)         9.0         29.9
            Net realized investment (losses) gains, net of
               related amortization of deferred policy
               acquisition costs and amounts credited to
               participating pension contractholders ........         0.3        (23.0)        20.5
            Other (expense) revenue .........................          --         (2.9)         (.7)
                                                                  -------      -------      -------
                  Total revenues ............................        (2.4)       (16.9)        49.7

          Benefits and expenses
            Benefits to policyholders, excluding amounts
               related to net realized investment gains
               credited to participating pension
               contractholders ..............................         8.8        243.6         11.2
            Other operating costs and expenses ..............         4.4           --           --
            Amortization of deferred acquisition costs,
               excluding amounts related to net realized
               investment gains .............................          --           --           --
            Dividends to policyholders ......................          --           --           --
                                                                  -------      -------      -------
                  Total benefits and expenses ...............        13.2        243.6         11.2
                                                                  -------      -------      -------

          Income before income taxes ........................       (15.6)      (260.5)        38.5
            Income taxes ....................................        (4.5)      (113.8)         7.5
                                                                  -------      -------      -------
          Net (loss) income .................................     $ (11.1)     $(146.7)     $  31.0
                                                                  =======      =======      =======

(2) Net realized investment gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to participating pension contractholder accounts. We believe presenting realized investment gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. For a presentation of net realized gains and related amounts see Management's Discussion and Analysis of Financial Condition and Results of Segment Operations included elsewhere in this Form 10-K.

(3) Total benefits and expenses includes benefits to policyholders of $4,457.1 million, $5,418.4 million, $4,152.0 million, $4,303.1 million, $4,676.7 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Benefits to policyholders excludes amounts related to net realized investment gains credited to participating pension contractholders of $6.9 million, $35.3 million, $79.1 million, $29.3 million and $22.3 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

(4) Total benefits and expenses includes amortization of deferred policy acquisition costs of $191.6 million, $166.8 million, $249.7 million, $312.0 million, and $230.9 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Amortization of deferred policy acquisition costs excludes amounts related to net realized investment gains of $(0.9) million, $50.5 million, $41.2 million, $31.2 million and $17.6 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

(5) For additional information on the creation of the closed block see Note 5 to our audited consolidated financial statements, included elsewhere in this Form 10-K.

(6) This is unaudited pro forma information which gives effect to the Reorganization and Initial Public Offering (IPO) of the Company referred to in Note 1 to our audited consolidated financial statements. Because the Company did not have outstanding common stock prior to its IPO on February 1, 2000, the 1999 per share balances represent earnings per common share on a pro forma basis for the period January 1, 1999 through December 31, 1999 using 314.8 million outstanding common shares for the basic and diluted calculations. The 2000 earnings per common share balances represent earnings per common share on a pro forma basis for the period from January 1, 2000 through December 31, 2000 using 314.5 million and
      316.2 million outstanding shares for the basic and diluted earnings per share calculations, respectively. Actual net income per common share for the period from February 1, 2000 through December 31, 2000 was $2.53 and $2.51 for the basic and diluted calculations, respectively. No cumulative effect of accounting change occurred in 2000. Pro forma earnings per share for the periods prior to 1999 are presented as it would not be meaningful.

(7) Includes adjustment under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Balances prior to 2000 are formerly referred to as policyholders' equity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to Shareholders which is included in Exhibit 13 to this Form 10-K.

ITEM 7A. Quantitative and Qualitative Information About Market Risk

      John Hancock Financial Services, Inc.'s exposure to market risk is primarily related to credit risk and interest rate risk. Quantitative and Qualitative Information About Market Risk resulting from credit issues and interest rates are incorporated herein by reference to Quantitative and Qualitative Information About Market Risk in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to Shareholders which is included in Exhibit 13 to this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

      The Company's Financial Statements and Supplementary Data is incorporated herein by reference to our Annual Report to Shareholders which is included in
Exhibit 13 to this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of John Hancock Financial Services

      Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2001 annual meeting of stockholders (the Proxy Statement) filed or to be filed by John Hancock Financial Services with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "Proposal 1 Election of Directors" and "The Board of Directors and Its Committees - General Information and Committees" and is incorporated herein by reference. Additional information required by Item 10 regarding John Hancock Financial Services' executive officers is set forth in Item 1A of this Form 10-K under the caption "Executive Officers of the Registrant".

ITEM 11. Executive Compensation

The information called for by Item 11 is set forth in the Proxy Statement under the captions "Executive Compensation" and "The Board of Directors and Its Committees - Compensation of Directors" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is set forth in the Proxy Statement under the caption "Voting Procedures and Security Ownership - Security Ownership" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in the Proxy Statement under the caption "The Board of Directors and Its Committees - Certain Relationships" and "Executive Compensation - Stock Ownership and Loan Program" and is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report.

1. Financial Statements (See Item 8. Financial Statements and Supplementary Data)
      Report of Ernst & Young LLP, Independent Auditors
      Consolidated Financial Statements
         Income Statements
         Balance Sheets
         Statements of Shareholders' Equity and Comprehensive Income Statements of Cash Flows
         Notes to Financial Statements
2.    Financial Statement Schedules
         Schedule I - Summary of Investments - Other Than Investments in Affiliates
         Schedule II - Condensed Financial Information of Registrant
         Schedule III - Supplementary Insurance Information
         Schedule IV - Reinsurance

Note: All other financial statement schedules are omitted because they are inapplicable.

3.    EXHIBITS. See exhibit on next page.

                                    EXHIBITS
Exhibit
Number                        Description
------                        -----------

2.1      Plan of Reorganization**

3.1 Restated Certificate of Incorporation of John Hancock Financial Services, Inc.**

3.2      Amended and Restated By-laws of John Hancock Financial Services, Inc.*

10.1 Credit Agreement dated as of August 3, 2000, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Capital Corporation, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and BankOne, NA as Documentation Agent, and FleetBoston Robertson Stephens, Inc., and Chase Securities, Inc., as Joint Book Managers and Joint Lead Arrangers. ***

10.2 Amended and Restated Retention Agreement between John Hancock Life Insurance Company and Kathleen M. Graveline.****+

10.3 Fiscal Agency Agreement, dated as of February 25, 1994 by and between John Hancock Mutual Life Insurance Company, as Issuer, and First National Bank of Boston, as Fiscal Agent**

10.4 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company**

10.5 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company**

10.6 Coinsurance Agreement, dated as of March 1, 1997 by and between John Hancock Financial Life Insurance Company and UNICARE Life & Health Insurance Company**

10.7 Letter of Credit Agreement, dated as of January 2, 1997 by and among John Hancock Mutual Life Insurance Company, Banks named therein and Morgan Guaranty Trust Company of New York as Issuing Bank and Agent**

10.8     Long-Term Incentive Plan for Senior Executives@+

10.9     Form of Employment Continuation Agreement**+

10.10    Form of Stockholder Rights Agreement**+

10.11    1999 Long-Term Stock Incentive Plan**+

10.11.1  First Amendment to the 1999 Long-Term Stock Incentive Plan**+

10.11.2  Incentive Compensation Plan For Employees@+

10.12    Form of Note for Stock Ownership And Loan Program *+

10.13    Deferred Compensation Plan for Non-Employee Directors *+

10.14    Deferred Equity Rights Program for Non-Employee Directors*+

10.15    Deferred Compensation Plan for Executives@+

13 Portions of John Hancock Financial Services, Inc. 2000 Annual Report to Shareholders that are expressly incorporated herein by reference in this Form 10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.*

21.1     Subsidiaries of the Registrant*

23.1     Consent of Ernst & Young LLP*


Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to John Hancock Financial Services, Inc., Investor Relations, John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.

*        Filed herewith

** Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.

*** Previously filed as Exhibit 10 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

**** Previously filed as Exhibit 10.1 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference herein.

@ Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-8 Registration Statement (file no. 333-55064), and incorporated by reference herein.

+        Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K.

There were no reports on Form 8-K required to be filed during the fourth quarter of 2000.

(c) See Item 14 (a) 3.

(d) See Item 14 (a) 2.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2000
                                  (in millions)

                                                                                                  AMOUNT AT WHICH
                                                                                                   SHOWN IN THE
                                                                                                   CONSOLIDATED
TYPE OF INVESTMENT                                                 COST (2)          VALUE         BALANCE SHEET
------------------------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies
   and authorities                                                    243.2           247.9              247.9
States, municipalities and political subdivisions                     126.6           126.7              126.7
Foreign governments                                                 1,387.5         1,455.0            1,455.0
Public utilities                                                    1,052.6         1,086.2            1,086.2
Convertibles and bonds with warrants attached                         250.9           258.4              258.4
All other corporate bonds                                          12,157.3        12,296.7           12,296.7
Certificates of deposits                                                0.0             0.0                0.0
Redeemable preferred stock                                            611.6           591.0              591.0
                                                                 ---------------------------------------------
Total fixed maturity securities, available-for-sale                15,829.7        16,061.9           16,061.9
                                                                 ---------------------------------------------

Equity securities, available-for-sale:
Common stocks:
Public utilities                                                        4.7             5.5                5.5
Banks, trust and insurance companies                                   20.6            21.0               21.0
Industrial, miscellaneous and all other                               724.4           990.2              990.2
Non-redeemable preferred stock                                        120.9           117.7              117.7
                                                                 ---------------------------------------------
Total equity securities, available-for-sale                           870.6         1,134.4            1,134.4
                                                                 ---------------------------------------------

Fixed maturity securities, held-to-maturity:
Bonds
United States government and government
   agencies and authorities                                            32.5            33.2               32.5
States, municipalities and political subdivisions                     717.4           701.3              717.4
Foreign governments                                                     5.6            10.2                5.6
Public utilities                                                      973.2           901.3              973.2
Convertibles and bonds with warrants attached                         174.2           149.0              174.2
All other corporate bonds                                           9,985.7         9,856.2            9,985.7
Certificates of deposits                                                0.0             0.0                0.0
Redeemable preferred stock                                              0.0             0.0                0.0
                                                                 ---------------------------------------------
         Total fixed maturity securities, held-to-maturity         11,888.6        11,651.2           11,888.6
                                                                 ---------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
             OTHER THAN INVESTMENTS IN RELATED PARTIES - (CONTINUED)
                             As of December 31, 2000
                                  (in millions)

                                                                                                   AMOUNT AT WHICH
                                                                                                     SHOWN IN THE
                                                                                                     CONSOLIDATED
TYPE OF INVESTMENT                                                 COST (2)        VALUE            BALANCE SHEET
------------------------------------------------------------------------------------------------------------------
Equity securities, trading:
Common stocks:
Public utilities                                                        7.1             8.6                8.6
Banks, trust and insurance companies                                   14.9            24.6               24.6
Industrial, miscellaneous and all other                               171.4           198.4              198.4
Non-redeemable preferred stock                                          0.0             0.0                0.0
                                                                 -------------------------------------------------
Total equity securities, trading                                      193.4           231.6              231.6
                                                                 -------------------------------------------------

Mortgage loans on real estate, net (1)                              9,039.4            XXXX            8,969.4
Real estate, net:
Investment properties (1)                                             386.8            XXXX              373.6
Acquired in satisfaction of debt (1)                                  175.7            XXXX              145.4
Policy loans                                                          428.6            XXXX              428.6
Other long-term investments (2)                                     1,353.0            XXXX            1,353.0
Short-term investments                                                151.9            XXXX              151.9
                                                                 -------------------------------------------------
    Total investments                                              40,317.7        29,079.1           40,738.4
                                                                 =================================================

(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See note 2 to the audited consolidated financial statements.

(2) Difference from Column B is primarily due to operating gains (losses) of investments in limited partnerships.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)

                                  BALANCE SHEET

                                                                               December 31, 2000
                                                                              ------------------
Assets                                                                           (in millions)
Investments:
Investment in unconsolidated subsidiaries                                          $5,677.3
                                                                              ------------------

      Total Investments                                                             5,677.3

Cash and cash equivalents                                                             106.5
Account receivable                                                                      3.6
Income taxes                                                                            3.6
Other assets                                                                            5.3
                                                                              ------------------
      Total Assets                                                                 $5,796.3
                                                                              ==================

Liabilities and Shareholders' Equity
Liabilities:
Dividends payable to shareholders                                                     $17.1
                                                                              ------------------

      Total Liabilities                                                                17.1

Shareholders' Equity
Common stock, $.01 par value; 2.0 billion shares authorized;
    315.0 million shares issued, 312.0 million shares outstanding                       3.2
Additional paid in capital                                                          5,086.4
Retained earnings                                                                     700.6
Accumulated other comprehensive income                                                 80.9
Treasury stock, at cost (3.0 million shares)                                          (91.8)
                                                                              ------------------
      Total Shareholders' Equity                                                    5,779.2

      Total Liabilities and Shareholders' Equity                                   $5,796.3
                                                                              ==================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)

                               STATEMENT OF INCOME

                                                                  Year Ended
                                                               December 31, 2000
                                                               -----------------
                                                                 (in millions)

Revenues
      Net investment income                                           $11.9
      Other revenue                                                     0.2
                                                               -----------------
        Total revenues                                                 12.1

Benefits and expenses
      Other operating costs and expenses                               31.7
                                                               -----------------
        Total benefits and expenses                                    31.7

Loss before income taxes                                              (19.7)

Income taxes                                                            3.6
                                                               -----------------
Net loss after taxes                                                  (16.1)

Equity in the net income of unconsolidated subsidiaries               811.0
                                                               -----------------

Net income                                                           $794.9
                                                               =================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)

                             STATEMENT OF CASH FLOWS

                                                                  Year Ended
                                                              December 31, 2000
                                                              -----------------
                                                                 (in millions)
Net income                                                            $794.9
   Adjustments to reconcile net income to net cash
     used in operating activities:
        Depreciation                                                     0.1
        Equity in the undistributed net income of
           unconsolidated subsidiaries                                (811.0)
        Amounts received from unconsolidated subsidiaries
           related to stock option plans                                 3.5
        Increase in accounts receivables                                (3.6)
        Increase in income taxes                                        (3.6)
        Increase in other assets                                        (5.4)
        Increase in dividends payable to shareholders                   17.1
                                                                  -------------
                 Net cash used in operating activities                  (7.9)

Cash flows from investing activities:
  Capital contributed to unconsolidated subsidiaries                (1,823.1)
  Dividends received from unconsolidated subsidiaries                  466.0
                                                                  -------------

                 Net cash used in investing activities              (1,357.1)

Cash flows from financing activities
    Issuance of common stock                                         1,657.7
    Acquisition of treasury stock at cost                              (91.8)
    Dividends paid on common stock                                     (94.3)
                                                                  -------------

                 Net cash provided by financing activities           1,471.5

                 Net increase in cash and cash equivalents             106.5

 Cash and cash equivalents at beginning of year                         --
                                                                  -------------

Cash and cash equivalents at the end of the year                      $106.5
                                                                  =============

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE III -- SUPPLEMENTARY INSURANCE
           INFORMATION As of December 31, 2000, 1999 and 1998 and for
                          each of the years then ended
                                  (in millions)

                                            FUTURE                      OTHER
                                            POLICY                      POLICY
                                           BENEFITS,                    CLAIMS
                             DEFERRED       LOSSES,                      AND
                              POLICY      CLAIMS AND                   BENEFITS
                            ACQUISITION      LOSS         UNEARNED     PAYABLE       PREMIUM
          SEGMENT              COSTS       EXPENSES     PREMIUMS (1)     (1)         REVENUE

2000:
Protection                  $ 1,606.4     $ 4,814.4     $   262.6     $    33.5      $   684.2
Asset Gathering                 558.2       5,619.9            --          (4.5)          63.4
Guaranteed & Structured
Financial Products                8.5      21,962.4          60.4           0.7          763.4
Investment Management              --            --            --            --             --
Corporate & Other               355.0       6,471.6         348.3         224.0        1,076.1
     Total                  $ 2,528.1     $38,868.3     $   671.3     $   253.7      $ 2,587.1

1999:
Protection                  $ 2,383.8     $15,035.0     $   217.4     $   112.1      $ 1,431.7
Asset Gathering                 521.5       5,166.8            --           0.2           17.2
Guaranteed & Structured
Financial Products                8.4      20,310.4          56.1           0.5          463.7
Investment Management              --            --            --            --             --
Corporate & Other               321.2       6,629.1         216.7         246.1          804.9
     Total                  $ 3,234.9     $47,141.3     $   490.2     $   358.9      $ 2,717.5

1998:
Protection                  $ 2,073.8     $14,093.6     $   219.5     $    85.5      $ 1,351.4
Asset Gathering                 425.2       4,850.0            --           0.2           19.8
Guaranteed & Structured
Financial Products                8.7      19,366.4          48.4           0.3          121.4
Investment Management              --            --            --            --             --
Corporate & Other               251.0       3,865.0         105.9         800.3          705.3
     Total                  $ 2,758.7     $42,175.0     $   373.8     $   886.3      $ 2,197.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

              SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION -
           (CONTINUED) As of December 31, 2000, 1999 and 1998 and for
                          each of the years then ended
                                  (in millions)

                                                             AMORTIZATION OF
                                             BENEFITS,       DEFERRED POLICY
                                              CLAIMS,      ACQUISITION COSTS,
                                NET         LOSSES, AND     EXCLUDING AMOUNTS          OTHER
                            INVESTMENT      SETTLEMENT     RELATED TO REALIZED       OPERATING
SEGMENT                       INCOME         EXPENSES       INVESTMENT GAINS          EXPENSES

2000:
Protection                  $  612.1         $  836.1           $   63.3             $  445.2
Asset Gathering                445.8            371.3               78.8                557.4
Guaranteed & Structured
Financial Products           1,743.2          2,125.5                2.6                 79.7
Investment Management           22.7               --                 --                132.7
Corporate & Other              447.6          1,124.2               46.9                381.4
     Total                  $3,271.4         $4,457.1           $  191.6             $1,596.4

1999:
Protection                  $1,107.3         $1,709.4           $   71.8             $  427.3
Asset Gathering                388.6            299.3               53.5                542.1
Guaranteed & Structured
Financial Products           1,681.4          2,130.9                3.1                 88.3
Investment Management           45.9               --                 --                127.2
Corporate & Other              350.8          1,278.8               38.4                227.4
     Total                  $3,574.0         $5,418.4           $  166.8             $1,412.3

1998:
Protection                  $1,063.9         $1,493.8           $  153.9             $  442.4
Asset Gathering                378.0            296.3               46.8                504.9
Guaranteed & Structured
Financial Products           1,576.3          1,411.5                3.7                 92.6
Investment Management           24.1               --                 --                117.8
Corporate & Other              288.4            950.4               45.3                225.3
     Total                  $3,330.7         $4,152.0           $  249.7             $1,383.0

(1) Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

See accompanying independent auditors' report.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           SCHEDULE IV -- REINSURANCE
  As of December 31, 2000, 1999 and 1998 and for each of the years then ended:
                                  (in millions)

                                                                                               PERCENTAGE
                                                   CEDED TO        ASSUMED                      OF AMOUNT
                                       GROSS         OTHER       FROM OTHER                    ASSUMED TO
                                      AMOUNT       COMPANIES      COMPANIES    NET AMOUNT         NET
2000:
Life insurance in force             $346,720.6     $ 91,827.1    $ 27,489.1    $282,382.6         9.7%
                                ============================================================================

Premiums:
Life insurance                      $  1,818.8     $    227.5    $     23.9    $  1,615.2         1.5%

Accident and health insurance          1,338.6          807.9         441.2         971.9        45.4%
P&C                                         --             --            --            --         0.0%
                                ----------------------------------------------------------------------------
     Total                          $  3,157.4     $  1,035.4    $    465.1    $  2,587.1        18.0%
                                ============================================================================

1999:
Life insurance in force             $380,019.3     $ 83,232.3    $ 29,214.6    $326,001.6         9.0%
                                ============================================================================

Premiums:
Life insurance                      $  2,292.8     $    302.0    $    139.4    $  2,130.2         6.5%
Accident and health insurance          1,142.4          728.5         173.1         587.0        29.5%
P&C                                         --             --           0.3           0.3       100.0%
                                ----------------------------------------------------------------------------
     Total                          $  3,435.2     $  1,030.5    $    312.8    $  2,717.5        11.5%
                                ============================================================================

1998:
Life insurance in force             $324,597.7     $ 88,662.6    $ 29,210.1    $265,145.2        11.0%
                                ============================================================================

Premiums:
Life insurance                      $  1,871.9     $    327.6    $    221.0    $  1,765.3        12.5%

Accident and health insurance            956.5          654.8         130.9         432.6        30.3%
P&C                                        7.1            9.0           1.9            --         0.0%
                                ----------------------------------------------------------------------------
     Total                          $  2,835.5     $    991.4    $    353.8    $  2,197.9        16.1%
                                ============================================================================

Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and the universal life insurance products caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

See accompanying independent auditors' report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           JOHN HANCOCK FINANCIAL SERVICES, INC.

                                           By: /s/ Thomas E. Moloney

                                           Thomas E. Moloney
                                           Chief Financial Officer
Date: March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                    TITLE                              DATE
               ---------                    -----                              ----


/s/ Stephen L. Brown
---------------------------------
Stephen L. Brown                     Chairman of the Board and Director      March 23, 2001


/s/ David F. D'Alessandro
---------------------------------
David F. D'Alessandro                President, Chief Executive Officer      March 23, 2001
                                     and Director

/s/ Wayne A. Budd
---------------------------------
Wayne A. Budd                        Executive Vice President, General       March 23, 2001
                                     Counsel and Director

/s/ Samuel W. Bodman
---------------------------------
Samuel W. Bodman                     Director                                March 23, 2001


/s/ I. MacAllister Booth
---------------------------------
I. MacAllister Booth                 Director                                March 23, 2001


/s/ John M. Connors, Jr.
---------------------------------
John M. Connors, Jr.                 Director                                March 23, 2001


/s/ Robert E. Fast, Esq.
---------------------------------
Robert E. Fast, Esq.                 Director                                March 23, 2001


/s/ Dr. Kathleen Foley Feldstein
---------------------------------
Dr. Kathleen Foley Feldstein         Director                                March 23, 2001


/s/ Nelson S. Gifford
---------------------------------
Nelson S. Gifford                    Director                                March 23, 2001


/s/ Michael C. Hawley
---------------------------------
Michael C. Hawley                    Director                                March 23, 2001


/s/ Edward H. Linde
---------------------------------
Edward H. Linde                      Director                                March 23, 2001


/s/ Judith A. McHale
---------------------------------
Judith A. McHale                     Director                                March 23, 2001


/s/ Richard F. Syron
---------------------------------
Richard F. Syron                     Director                                March 23, 2001


/s/ Robert J. Tarr, Jr.
---------------------------------
Robert J. Tarr, Jr.                  Director                                March 23, 2001


/s/ R. Robert Popeo
---------------------------------
R. Robert Popeo                      Director                                March 23, 2001