Form 10-Q
period 2001-03-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2001-05-15
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of May 4, 2001:

                                   308,067,506

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                           March 31,
                                                              2001         December 31,
                                                          (Unaudited)         2000
                                                         -----------------------------
                                                                (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: 2001--$1,940.7; 2000--$11,651.2) ......  $   1,965.5       $  11,888.6
   Available-for-sale--at fair value
   (cost: 2001--$27,688.9; 2000--$15,829.7) ...........     28,289.8          16,061.9
Equity securities:
   Available-for-sale--at fair value
   (cost: 2001--$909.2; 2000--$870.6) .................      1,078.9           1,134.4
   Trading securities--at fair value
   (cost: 2001--$288.6; 2000--$193.4) .................        267.9             231.6
Mortgage loans on real estate .........................      9,004.0           8,969.4
Real estate ...........................................        528.6             519.0
Policy loans ..........................................        437.3             428.6
Short-term investments ................................        220.5             151.9
Other invested assets .................................      1,296.8           1,353.0
                                                         -----------------------------

   Total Investments ..................................     43,089.3          40,738.4

Cash and cash equivalents .............................      1,926.5           2,974.4
Accrued investment income .............................        670.1             586.9
Premiums and accounts receivable ......................        266.1             210.8
Deferred policy acquisition costs .....................      2,536.6           2,528.1
Reinsurance recoverable ...............................      1,905.8           1,958.6
Other assets ..........................................      2,257.4           2,191.3
Closed block assets - Note 5 ..........................      9,984.9           9,710.0
Separate accounts assets ..............................     23,411.6          26,454.8
                                                         -----------------------------

   Total Assets .......................................  $  86,048.3       $  87,353.3
                                                         =============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                             March 31,
                                                                                2001      December 31,
                                                                             (Unaudited)     2000
                                                                          ---------------------------
                                                                                   (in millions)
Liabilities and Shareholders' Equity

Liabilities
Future policy benefits ................................................    $  23,513.2     $  22,996.4
Policyholders' funds ..................................................       15,912.3        15,741.1
Unearned revenue ......................................................          689.2           671.3
Unpaid claims and claim expense reserves ..............................          251.5           253.7
Dividends payable to policyholders ....................................          120.5           130.8
Short-term debt .......................................................          265.6           245.3
Long-term debt ........................................................          534.1           534.0
Income taxes ..........................................................          602.3           431.3
Other liabilities .....................................................        2,398.5         1,986.0
Closed block liabilities - Note 5 .....................................       12,180.7        12,035.9
Separate accounts liabilities .........................................       23,411.6        26,454.8
                                                                           ---------------------------

   Total Liabilities ..................................................       79,879.5        81,480.6

Minority interest .....................................................           93.5            93.5

Commitments and contingencies - Note 4

Shareholders' Equity - Note 7
Common stock, $.01 par value; 2.0 billion shares authorized; 315.3 million shares issued, 308.7 million and 312.0 million shares
   outstanding, respectively ..........................................            3.2             3.2
Additional paid in capital ............................................        5,090.4         5,086.4
Retained earnings .....................................................          868.5           700.6
Accumulated other comprehensive income ................................          330.7            80.8
Treasury stock at cost (6.6 million and 3.0 million shares,
   respectively) ......................................................         (217.5)          (91.8)
                                                                           ---------------------------

   Total Shareholders' Equity .........................................        6,075.3         5,779.2
                                                                           ---------------------------

   Total Liabilities and Shareholders' Equity .........................    $  86,048.3     $  87,353.3
                                                                           ===========================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        2001           2000
                                                                                     ------------------------
                                                                                           (in millions)
Revenues
  Premiums .....................................................................     $    862.1    $    531.6
  Universal life and investment-type product charges ...........................          179.7         205.0
  Net investment income ........................................................          781.4         848.6
  Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contract holders ($4.3) and $(0.8),
    respectively) ..............................................................          (26.4)         18.3
  Investment management revenues, commissions and
    other fees .................................................................          151.2         229.3
  Other revenue ................................................................            3.7           2.8
  Contribution from the closed block - Note 5 ..................................           20.3          28.7
                                                                                     ------------------------
     Total revenues ............................................................        1,972.0       1,864.3

Benefits and expenses
  Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating
    Pension contract holders ($2.3) and $(2.1), respectively) ..................        1,278.2       1,018.1
  Other operating costs and expenses ...........................................          355.4         425.8
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses) ($2.0
    and $1.3, respectively) ....................................................           79.7          44.1
  Dividends to policyholders ...................................................           27.4          65.9
  Demutualization expenses .....................................................             --          16.0
                                                                                     ------------------------

     Total benefits and expenses ...............................................        1,740.7       1,569.9
                                                                                     ------------------------

Income before income taxes and cumulative
  effect of accounting changes .................................................          231.3         294.4
Income taxes ...................................................................           70.6         102.9
                                                                                     ------------------------

Income before cumulative effect of accounting changes ..........................          160.7         191.5

Cumulative effect of accounting changes, net of
  tax - Note 1 .................................................................            7.2            --
                                                                                     ------------------------

Net income .....................................................................     $    167.9    $    191.5
                                                                                     ========================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                           Three Months
                                                                Three Months          For the Period      Ended March 31,
                                                                    Ended           February 1 through        2000
                                                               March 31, 2001         March 31, 2000        Pro Forma
                                                               ----------------------------------------------------------
                                                                           (in millions, except per share data)
Basic earnings per common share:

Income before cumulative effect of accounting changes ....     $     0.52             $     0.47               $     0.61

Cumulative effect of accounting changes ..................           0.02                     --                       --
                                                               ----------------------------------------------------------

Net income ...............................................     $     0.54             $     0.47               $     0.61
                                                               ==========================================================

Diluted earnings per common share:

Income before cumulative effect of accounting changes ....     $     0.52             $     0.47               $     0.61

Cumulative effect of accounting changes ..................           0.02                     --                       --
                                                               ----------------------------------------------------------

Net income ...............................................     $     0.54             $     0.47               $     0.61
                                                               ==========================================================

Share data:
Weighted-average shares used in basic earnings
   per common share calculations .........................         311.2                  314.8                    314.8

Dilutive securities:
Stock options ............................................           2.5                    0.2                      0.2
Non-vested stock .........................................           0.1                    0.1                      0.1
                                                               ----------------------------------------------------------

Weighted-average shares used in diluted earnings
   per common share calculations .........................         313.8                  315.1                    315.1
                                                               ==========================================================


The unaudited pro forma information above gives effect to the Reorganization and Initial Public Offering referred to in Note 1.


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                    Additional            Accumulated Other              Total       Outstanding
                                           Common     Paid In   Retained    Comprehensive  Treasury  Shareholders'     Shares
                                            Stock     Capital   Earnings    Income (Loss)   Stock       Equity      (in thousands)
                                           ---------------------------------------------------------------------------------------
                                                                            (in millions)
Balance at January 1, 2000 ............    $   --    $     --   $  4,825.0    $ (33.9)     $   --     $  4,791.1            --

Demutualization transaction ...........       2.2     3,373.3     (4,869.0)                             (1,493.5)    212,786.5
Initial public offering ...............       1.0     1,656.7                                            1,657.7     102,000.0

Comprehensive income:
   Net income before demutualization ..                               44.0                                  44.0
   Net income after demutualization ...                              147.5                                 147.5
                                           -------------------------------------------------------------------------------------
   Net income for the period ..........                              191.5                                 191.5

Other comprehensive income, net of tax:
   Net unrealized gains ...............                                          50.6                       50.6
   Foreign currency translation
     adjustment .......................                                           8.2                        8.2
   Minimum pension liability ..........                                          (5.5)                      (5.5)
                                                                                                       ---------
Comprehensive income ..................                                                                    244.8
                                           -------------------------------------------------------------------------------------
Balance at March 31, 2000 .............    $  3.2    $5,030.0   $    147.5    $  19.4      $   --     $  5,200.1     314,786.5
                                           =====================================================================================

                                                    Additional            Accumulated Other              Total       Outstanding
                                           Common     Paid In   Retained    Comprehensive  Treasury  Shareholders'     Shares
                                            Stock     Capital   Earnings    Income (Loss)   Stock       Equity      (in thousands)
                                           ---------------------------------------------------------------------------------------
                                                                            (in millions)
Balance at January 1, 2001 ..............  $3.2      $5,086.4   $  700.6      $   80.8     $ (91.8)   $  5,779.2        311,988.9

Options exercised .......................    --           4.0                                                4.0            317.7
Restricted stock issued .................    --            --                       --          --            --             56.0
Treasury stock acquired .................                                                   (125.7)       (125.7)        (3,577.5)

Comprehensive income:
   Net income ...........................                          167.9                                   167.9

Other comprehensive income, net of tax:
   Net unrealized gains (losses) ........                                         48.6                      48.6
   Net accumulated gains (losses)
     on cash flow hedges ................                                         (2.7)                     (2.7)
   Foreign currency translation
     adjustment .........................                                        (23.6)                    (23.6)
Minimum pension liability ...............                                           --                        --
                                                                                                      ----------

Comprehensive income ....................                                                                  190.2
Change in accounting principles .........                                        227.6                     227.6
                                           --------------------------------------------------------------------------------------
Balance at March 31, 2001 ...............  $3.2      $5,090.4   $  868.5      $  330.7     $(217.5)     $6,075.3        308,785.1
                                           ======================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              2001            2000
                                                                                          -------------------------
                                                                                                 (in millions)
Cash flows from operating activities:
   Net income ......................................................................      $    167.9     $    191.5
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount - fixed maturities ...................................           (36.0)         (26.7)
     Realized investment and other (gains) losses, net .............................            26.4          (18.3)
     Change in deferred policy acquisition costs ...................................           (60.1)         (93.6)
     Depreciation and amortization .................................................            21.8           24.6
     Net cash flows from trading securities ........................................           (36.3)        (145.7)
     Increase in accrued investment income .........................................           (83.2)         (43.2)
     Increase in premiums and accounts receivable ..................................           (55.3)         (62.5)
     (Increase) decrease in other assets and other liabilities, net ................          (207.6)         272.2
     Increase in policy liabilities and accruals, net ..............................           480.3          247.6
     Increase in income taxes ......................................................           232.3          102.9
     Initial cash transferred to the closed block ..................................              --         (158.6)
     Contribution from the closed block ............................................           (20.3)         (28.7)
                                                                                          -------------------------

           Net cash provided by operating activities ...............................           429.9          261.5

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ...........................................         4,960.6        1,178.9
     Equity securities available-for-sale ..........................................            59.1           42.2
     Real estate ...................................................................             0.6            8.9
     Short-term investments and other invested assets ..............................            21.7           11.0
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity .............................................            60.2          472.3
     Fixed maturities available-for-sale ...........................................           636.9          289.1
     Short-term investments and other invested assets ..............................            26.5           50.2
     Mortgage loans on real estate .................................................           237.2          333.8
   Purchases of:
     Fixed maturities held-to-maturity .............................................            (6.7)        (361.1)
     Fixed maturities available-for-sale ...........................................        (6,988.8)      (1,957.8)
     Equity securities available-for-sale ..........................................          (111.0)         (47.3)
     Real estate ...................................................................            (1.1)          (9.2)
     Short-term investments and other invested assets ..............................          (118.9)        (258.5)
     Mortgage loans on real estate issued ..........................................          (335.5)        (173.2)
     Cash received related to acquisition of business ..............................              --          126.3
     Other, net ....................................................................            11.3           (5.4)
                                                                                          -------------------------

           Net cash used in investing activities ...................................        (1,547.9)        (299.8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              2001            2000
                                                                                          -------------------------
                                                                                                 (in millions)
Cash flows from financing activities:
   Issuance of common stock ........................................................              --        1,657.7
   Payments to eligible policyholders under Plan of Reorganization .................              --         (791.7)
   Acquisition of treasury stock ...................................................          (125.7)            --
   Universal life and investment-type contract deposits ............................         1,780.9        1,522.9
   Universal life and investment-type contract maturities and
     withdrawals ...................................................................        (1,605.4)      (2,290.2)
   Issuance of long-term debt ......................................................              --           10.0
   Repayment of long-term debt .....................................................              --          (18.0)
   Net increase (decrease) in commercial paper .....................................            20.3          (13.9)
                                                                                          -------------------------

           Net cash provided by financing activities ...............................            70.1           76.8
                                                                                          -------------------------

           Net increase (decrease) in cash and cash equivalents ....................        (1,047.9)          38.5

Cash and cash equivalents at beginning of period ...................................         2,974.4        1,817.9
                                                                                          -------------------------

           Cash and cash equivalents at end of period ..............................      $  1,926.5     $  1,856.4
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Financial Services, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K).

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Cumulative Effect of Accounting Change

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under SFAS No. 87, "Employers' Accounting for Pensions," and for its postretirment health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that more closely match current economic realities of the Company's retirement and welfare plans through the use of the current fair values of assets while still mitigating the impact of extreme gains and losses. As a result, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million), or $0.07 diluted earnings per share. This change in accounting increased net income for the quarter ended March 31, 2001 by $1.1 million. The pro forma

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Cumulative Effect of Accounting Change - (Continued)

results, assuming this change in accounting had taken place as of the beginning of 2000, would not be materially different from the reported results.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133". This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings and will be included in net realized and other investment gains. As a result, such amounts will not be included in the determination of the Company's segment after tax operating income. The Company believes that its current risk management philosophy will remain largely unchanged after adoption of the Statement. In addition, SFAS No. 133, as amended, precludes the designation of held-to-maturity fixed maturity investment securities as hedged items in hedging relationships where the hedged risk is interest rate risk.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2000, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for the transition adjustment in the adoption of SFAS 133, as amended, and the reclassification of certain securities from the held-to-maturity category to the available-for-sale category. The transition adjustment for the adoption of SFAS 133 resulted in an increase in other comprehensive income of $40.5 million (net of tax of $21.8 million) that was accounted for as the cumulative effect of accounting change. The adjustment for the reclassification of $12.1 billion of the held-to-maturity fixed maturity investment portfolio to the available-for-sale category resulted in an increase in other comprehensive income of $187.1 million (net of tax of $100.8 million) as of January 1, 2001.

New Accounting Pronouncements

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 15, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in the three months ended March 31, 2000 of $13.7 million
 (net of tax of $2.3 million). The remaining provisions of this SOP, which will require the (1) inclusion of all closed block activity together with all other assets, liabilities, revenues and expenses and (2) recognition of a policyholder dividend obligation that represents cumulative actual closed block earnings in excess of expected periodic amounts calculated

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

at the date of the demutualization, are effective no later than December 31, 2001. See Note 5 for a summary description of the closed block assets, liabilities, revenues and expenses, which do not include the policyholder dividend obligation that will be required in 2001. The Company currently is evaluating the effect that establishing the policyholder dividend obligation will have on its results of operations and financial position. That impact is not known at this time.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company's domestic life insurance subsidiaries use to prepare their statutory-basis financial statements. The states of domicile of the Company's domestic life insurance subsidiaries adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification is reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. Although the implementation of Codification had a negative impact on the Company's domestic life insurance subsidiaries' statutory-basis capital and surplus, the Companies remains in compliance with all regulatory and contractual obligations.

Recent Acquisitions

On March 1, 2000, the Company acquired the individual long term care insurance business of Fortis, Inc. (Fortis). The pro forma results for the period ended March 31, 2000, assuming the acquisition of Fortis had taken place as of the beginning of 2000, would not be materially different from the reported results.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -- Segment Information

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment Management Segment. For additional information about the Company's business segments, please refer to the Company's 2000 Form 10-K.

The following table summarizes selected financial information by segment for the three months ended or as of March 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income (in millions). Included in the Protection Segment for 2001 and 2000 are the closed block assets and liabilities, as well as the contribution from the closed block, which is reflected in "Revenues" in the table below (see Note 5).

                                                                    Retail                   Institutional
                                                       Retail       Asset     Institutional   Investment   Corporate
                                                     Protection   Gathering       G&SFP       Management   and Other   Consolidated
                                                     ----------   ---------       -----       ----------   ---------   ------------
As of or for the three months ended
March 31, 2001
Revenues:
   Segment revenues ..............................   $   449.5   $   288.9     $   859.3     $    35.6    $   365.1      $ 1,998.4
   Realized investment and other gains
       (losses), net .............................        (9.1)        6.9         (14.4)           --         (9.8)         (26.4)
                                                     -----------------------------------------------------------------------------
   Revenues ......................................       440.4       295.8         844.9          35.6        355.3        1,972.0
                                                     =============================================================================
   Net investment income .........................       145.5       119.8         467.1           5.5         43.5          781.4
Net Income:
   Segment after-tax operating income ............        72.6        31.5          59.0           5.4         22.0          190.5
   Realized investment gains (losses), net .......        (5.5)        4.6          (8.2)         (0.1)        (5.6)         (14.8)
   Restructuring charges .........................        (1.2)      (13.2)         (0.1)         (0.4)        (0.1)         (15.0)
   Cumulative effect of accounting
      change .....................................        11.7        (0.5)         (1.2)         (0.2)        (2.6)           7.2
                                                     -----------------------------------------------------------------------------
   Net income ....................................   $    77.6   $    22.4     $    49.5     $     4.7    $    13.7      $   167.9
                                                     =============================================================================
Supplemental Information:
   Inter-segment revenues ........................          --          --            --     $     8.1    $    (8.1)            --
   Equity in net income of investees
    accounted for by the equity method ...........   $     2.3   $     1.1     $     3.4            --         12.6      $    19.4
   Amortization of deferred policy
    acquisition costs, excluding amounts
    related to realized investment gains .........        28.8        23.4           0.6            --         26.9           79.7
   Segment assets ................................    26,576.4    13,634.4      30,986.9       2,700.9     12,149.7       86,048.3

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -- Segment Information - (Continued)

                                                               Retail                   Institutional
                                                  Retail       Asset     Institutional   Investment   Corporate
                                                Protection   Gathering       G&SFP       Management   and Other   Consolidated
                                                ----------   ---------       -----       ----------   ---------   ------------
As of or for the three months ended
March 31, 2000
Revenues:
   Segment revenues ......................      $   516.3   $   297.4     $   486.2     $    79.2    $   465.6      $ 1,844.7
   Realized investment and other gains
     (losses), net .......................            7.8         1.9          (7.4)           --         17.3           19.6
                                                -----------------------------------------------------------------------------
   Revenues ..............................      $   524.1   $   299.3     $   478.8     $    79.2    $   482.9      $ 1,864.3
                                                =============================================================================
   Net investment income .................      $   175.0   $   102.6     $   424.6     $     5.6    $   140.8      $   848.6
Net Income:
   Segment after-tax operating income ....      $    72.6   $    36.3     $    55.2     $    21.4    $    19.9      $   205.4
   Realized investment gains (losses), net            4.8         1.2          (4.7)           --          9.9           11.2
   Restructuring charges .................           (3.0)       (0.9)         (2.1)           --         (0.9)          (6.9)
   Demutualization expenses ..............           (2.6)       (0.6)         (0.6)           --         (9.9)         (13.7)
   Other demutualization related costs ...           (6.7)       (1.4)         (1.6)           --         (0.5)         (10.2)
   Group pension dividend transfer .......             --          --           5.7            --           --            5.7
                                                -----------------------------------------------------------------------------
   Net income ............................      $    65.1   $    34.6     $    51.9     $    21.4    $    18.5      $   191.5
                                                =============================================================================
Supplemental Information:
   Inter-segment revenues ................      $      --   $      --     $      --     $    11.1    $   (11.1)     $      --
   Equity in net income of investees
     accounted for by the equity method ..             --        (0.4)          0.1                       12.8           12.5
   Amortization of deferred policy
     acquisition costs, excluding amounts
     related to realized investment gains            13.5        15.1           0.7            --         14.8           44.1
   Segment assets ........................      $26,407.4   $14,337.6     $29,932.4     $ 2,253.9    $12,077.5      $85,008.8

Note 3 -- Severance

The Company has initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating portions of its operations. The plan consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

In connection with the restructuring plan, approximately 642 employees have been or will be terminated. These employees are or have been associated with operations in our Boston office and outside the home office. As of March 31, 2001, the liability for employee termination costs, included in other liabilities was $33.3 million. Employee termination costs, included in other operating costs and expenses, were $23.6 million and $10.8 million for the three months ended March 31, 2001 and 2000, respectively. Of the total number of employees affected, approximately 472 employees were terminated as of March 31, 2001, having received benefit payments of approximately $36.8 million.

Note 4 -- Contingencies

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of March 31, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Contingencies - (Continued)

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $120.1 million and $172.8 million at March 31, 2001 and December 31, 2000, respectively. There were no additional reserves recorded related to the settlement for the three months ended March 31, 2001 and 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

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

Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. The Company will continue to update its estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional cost related to the settlement cannot be estimated with precision.

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly owned subsidiaries of the Company. The Company retained its group long-term care operations. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement. The Company has secured a $397.0 million letter of credit facility with a group of banks. The banks have agreed to issue a letter of credit to the Company pursuant to which the Company may draw up to $397.0 million for any claims not satisfied by UNICARE under the coinsurance agreement after the Company has incurred the first $113.0 million of losses from such claims. The amount available pursuant to the letter of credit agreement and any letter of credit issued thereunder automatically will be reduced on a scheduled basis consistent with the anticipated run-off of liabilities related to the business reinsured under the coinsurance agreement. The letter of credit facility was reduced to $272.0 million effective March 1, 2000 and is scheduled to be reduced again to $127.0 million on March 1, 2001. The letter of credit and any letter of credit issued thereunder are scheduled to expire on March 1, 2002. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -- Contingencies - (Continued)

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of March 31, 2001, would not be material.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 -- Closed Block

Under the Plan, the Company created a closed block for the benefit of policies included therein. The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                  March 31,    December 31,
                                                                    2001          2000
                                                                 ---------     -----------
                                                                      (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
      (fair value: March 31--$117.7; December 31--$2,327.4)      $   120.4      $ 2,269.9
   Available-for-sale--at fair value
      (cost: March 31--$4,710.2; December 31--$2,378.7) ...        4,824.6        2,353.0
Equity securities:
   Available-for-sale--at fair value
      (cost: March 31--$9.1; December 31--$5.3) ...........            9.5            6.3
Mortgage loans on real estate .............................        1,956.7        1,930.6
Policy loans ..............................................        1,540.0        1,540.6
Short-term investments ....................................           19.3           62.1
Other invested assets .....................................           39.8           40.7
                                                                 ---------      ---------
   Total Investments ......................................        8,510.3        8,203.2

Cash and cash equivalents .................................          297.4          305.6
Accrued investment income .................................          165.8          149.3
Premiums and accounts receivable ..........................           19.5           27.1
Deferred policy acquisition costs .........................          907.3          947.3
Other assets ..............................................           84.6           77.5
                                                                 ---------      ---------
   Total Closed Block Assets ..............................      $ 9,984.9      $ 9,710.0
                                                                 =========      =========

Liabilities
Future policy benefits ....................................      $ 9,983.5      $ 9,910.5
Policyholders' funds ......................................        1,467.9        1,459.5
Other liabilities .........................................          729.3          665.9
                                                                 ---------      ---------
   Total Closed Block Liabilities .........................      $12,180.7      $12,035.9
                                                                 =========      =========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                                For the Period
                                                   Three Months Ended             February 1
                                                        March 31,              Through March 31,
                                                          2001                       2000
                                                   ---------------------------------------------
                                                                    (in millions)
Revenues
  Premiums ........................................      $233.6                     $171.9
  Net investment income ...........................       169.0                      108.9
  Net realized investment and other gains, net ....         2.7                        3.1
  Other closed block revenue (expense) ............         0.3                       (0.3)
                                                      -------------------------------------
     Total closed block revenues ..................       405.6                      283.6

Benefits and Expenses

  Benefits to policyholders .......................       253.6                      173.0
  Other operating costs and expenses ..............        (2.3)                      (3.1)
  Amortization of deferred policy acquisition costs        24.2                        8.5
  Dividends to policyholders ......................       109.8                       76.5
                                                      -------------------------------------
     Total closed block benefits and expenses .....       385.3                      254.9
                                                      -------------------------------------
     Contribution from the closed block ...........      $ 20.3                    $ 28.7
                                                      =====================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Derivatives and Hedging Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration mismatch of assets and liabilities.

The fair value of derivative instruments classified as assets at March 31, 2001 was $30.4 million, and appears on the consolidated balance sheet in other assets. The fair value of derivative instruments classified as liabilities at March 31, 2001 was $268.0 million, and appears on the consolidated balance sheet in other liabilities.

In certain of these cases, the Company uses hedge accounting as allowed by SFAS 133, as amended, by designating derivative instruments as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, the change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged item are recorded in net realized investment and other gains/losses. The change in value of the hedged item is used to adjust its cost basis and is amortized into investment income over its remaining life, beginning either immediately or when the hedge designation is removed. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. Hedge effectiveness is assessed quarterly by a variety of techniques including regression analysis and cumulative dollar offset. In certain cases zero hedge ineffectiveness is assumed because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in hedged item. The ineffective portion is recorded in net realized investment and other gains and losses.

For derivative instruments not designated as hedges, the change in fair value of the derivative is recorded in net realized investment and other gains and losses.

In cases where the Company receives or pays a premium as consideration for entering into a derivative instrument (i.e., interest rate caps and floors, swaptions, and equity collars), the premium is amortized into investment income over the useful life of the derivative instrument. The fair value of such premiums (i.e., the inherent ineffectiveness of the derivative) is excluded from the assessment of hedge effectiveness and is included in net realized investment and other gains and losses.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Derivatives and Hedging Instruments - (Continued)

Fair Value Hedges

The Company uses interest rate futures contracts and interest rate swap agreements as part of its overall strategies of managing the duration mismatch of assets and liabilities or the average life of certain asset portfolios to specified targets. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal). The net differential to be paid or received on interest rate swap agreements and currency rate swap agreements is accrued and recognized as a component of net investment income.

The Company also manages interest rate exposure by using interest rate swap agreements to modify certain liabilities, such as fixed rate debt and Constant Maturity Treasuries (CMT) indexed liabilities, by converting them to a floating rate.

The Company enters into interest rate cap agreements, cancelable interest rates swap agreements, and written swaptions to manage the interest rate exposure of options that are embedded in certain assets and liabilities. A written swaption obligates the Company to enter into an interest rate agreement on the expiration date, contingent on future interest rates. Interest rate cap and floor agreements are contracts with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap or floor interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal). Amounts earned on interest rate cap and floor agreements and swaptions are recorded as an adjustment to net investment income.

The Company uses equity collar agreements to reduce its equity market exposure with respect to certain common stock investments that the Company holds. A collar consists of a written call option that limits the Company's potential for gain from appreciation in the stock price as well as a purchased put option that limits the Company's potential for loss from a decline in the stock price.

Currency rate swap agreements are used to manage the Company's exposure to foreign exchange rate fluctuations. Currency rate swap agreements are contracts to exchange the currencies of two different countries at the same rate of exchange at specified future dates.

For the three months ended March 31, 2001, the Company recognized a net loss of $7.5 million related to the ineffective portion of its fair value hedges, and a net gain of $2.1 million related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2001, none of the Company's hedged firm commitments no longer qualified as fair value hedges.

Cash Flow Hedges

The Company uses forward starting interest rate swap agreements to hedge the variable cash flows associated with future asset acquisitions, which will support the Company's long term care businesses. These agreements will reduce the impact of future interest rate changes on the cost of acquiring adequate assets to support the investment income assumptions used in pricing these products.

The Company uses interest rate futures contracts to hedge the variable cash flows associated with variable benefit payments that it will make on certain annuity contracts.

The Company used interest rate floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses.

For the three months ended March 31, 2001, the Company recognized a net loss of $0.1 million related to the ineffective portion of its cash flow hedges, and a net gain of $8.0 million related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. For the three months ended March 31, 2001, none of the Company's hedged forecast transactions no longer qualified as cash flow hedges.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Derivatives and Hedging Instruments - (Continued)

For the three months ended March 31, 2001, no amounts were reclassified from other accumulated comprehensive income to earnings and it is anticipated that approximately $1.4 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

For the three months ended March 31, 2001, none of the Company's cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

The transition adjustment for the adoption of the statement resulted in an increase in other comprehensive income of $23.0 million (net of tax of $12.3 million) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. As of March 31, 2001, $2.7 million of losses representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges was added to accumulated other comprehensive income, resulting in a balance of $20.3 million (net of tax of $12.3 million) as of March 31, 2001.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedging without designating the derivatives as hedging instruments.


The Company enters into equity indexed futures contracts and equity indexed option contracts and equity swaps to generate investment return to be credited to equity indexed universal life insurance policies. The gains and losses on these derivatives are included in net investment income, and are offset by crediting similar amounts to policyholders accounts.

Note 7 - Related Party Transactions

Certain directors of the Company are members or directors of other entities that periodically perform services for or have other transactions with the Company. Such transactions are either subject to bidding procedures or are otherwise entered into on terms comparable to those that would be available to unrelated third parties and are not material to the Company's results of operations or financial condition.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock or the Company) as of March 31, 2001, compared with December 31, 2000, and its consolidated results of operations for the three-month periods ended March 31, 2001 and March 31, 2000, and, where appropriate, factors that may affect future financial performance. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the three months ended March 31, 2001 and the period February 1, 2000 (the date the closed block became effective) through March 31, 2000 combined on a line by line basis with the results of operations outside the closed block for such period, as further discussed below. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

      Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company, which may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Important Factors that May Affect Future Results" included herein for a discussion of factors that could cause or contribute to such material differences.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      For additional information on the closed block see Note 5 to the unaudited consolidated financial statements and the Company's 2000 Form 10-K.

      The costs relating to the demutualization, excluding costs relating to the offering, were approximately $129.1 million, net of income taxes, of which $17.0 million was recognized in the three months ending March 31, 2000. No demutualization costs were incurred in 2001. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

Results of Operations

      The table below presents the consolidated results of operations for the three months ended March 31, 2001 and 2000, respectively. For comparability with prior periods, the table below includes the results of operations of the closed block for the period February 1, 2001 through March 31, 2001 combined on a line by line basis with the results of operations outside the closed block.

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                        2001               2000
                                                        ----               ----
                                                            (in millions)
Revenues (1)                                          $2,357.3         $2,119.2

Benefits and expenses (1)                              2,126.0          1,824.8
                                                      -------------------------
Income before income taxes and
    cumulative effect of accounting
    changes                                              231.3            294.4

Income taxes                                              70.6            102.9

Cumulative effect of accounting changes                    7.2              --
                                                      -------------------------

Net income                                              $167.9           $191.5
                                                      =========================

(1) Revenues and benefits and expenses above differ from the unaudited statements of net income due to closed block expenses for the three months ended March 31, 2001 and the period February 1, 2000 through March 31, 2000 of $420.0 million and $254.9 million, respectively. These expenses are included in revenues through the contribution from the closed block on the unaudited consolidated statement of income for the three months ended March 31, 2001 and the period February 1, 2000 through March 31, 2000.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Consolidated income before income taxes and cumulative effect of accounting changes of $231.3 million for the three months ended March 31, 2001 decreased by $63.1 million, or 21.4%, from that reported in the comparable prior year period. The decrease is primarily attributable to a decrease of $27.9 million in income before income taxes and cumulative effect of accounting changes in the Investment Management Segment due to one-time fees in the timber investment management unit and a performance fee earned by the mezzanine fund manager in the first quarter of 2000, and a decrease of $19.1 million in the Asset Gathering Segment due to additions to reserves of $13.1 million from increased sales of single premium immediate annuities, increased amortization of deferred policy acquisition costs in 2001 due to the implementation of new modeling systems and lower product fees in the variable annuity business in 2001 due to depreciation of the equity markets during the period. In addition, income before income taxes and cumulative effect of accounting changes in the Corporate and Other Segment decreased $16.5 million. The Company's indirect majority-owned Canadian life insurance subsidiary (Maritime) increased $17.7 million, primarily due to favorable experience in Maritime's individual life insurance business and group insurance business, was offset by a decrease in investment income in the Corporate and Other Segment due to nonrecurring interest income on IPO proceeds of $13.4 million and $19.6 million of lower realized gains from venture capital partnerships. Income before income taxes and cumulative effect of accounting changes in the Guaranteed and Structured Financial Products Segment (G&SFP) decreased $4.9 million, primarily due to an increase in realized losses of $7.0 million, or 93.6%. These decreases in consolidated income before income taxes and cumulative effect of accounting changes were partially offset by an increase of $5.3 million in the Protection Segment driven by improved performance in the nontraditional life insurance business and retail long term care insurance business. The Company generated $23.7 million in net realized investment and other losses in the three months ended March 31, 2001, compared to $21.4 million in net realized investment and other gains for the three months ended March 31, 2000. Net realized investment and other gains generated in 2000 were the result of the initiative to divest the Company of real estate investments, while losses generated in 2001 were primarily the result of deteriorating market conditions.

      Revenues of $2,357.3 million for the three months ended March 31, 2001 increased $238.1 million, or 11.2%, compared to the three months ended March 31, 2000, primarily due to revenue growth of $366.1 million in the G&SFP Segment, an increase of 76.5%. The increase in G&SFP revenues is primarily due to the premium growth in the single premium annuity business, which improved $343.0 million on two large sales in the period. Revenues increased $46.8 million, or 6.0%, in the Protection Segment, primarily due to an increase in premiums in the retail long term care insurance business. These increases in revenues were partially offset by a decrease in the Corporate and Other Segment, which decreased $127.6 million, or 26.4%. Net investment income decreased $97.3 million driven by the mark-to-market adjustments on equity securities backing universal life products issued by Maritime Life, and the nonrecurring $13.4 million of investment income on IPO proceeds. Maritime's mark-to-market adjustments are largely offset by changes to policyholder benefits and deferred acquisition costs. In addition, realized gains from venture capital partnerships decreased by $19.6 million. The Investment Management Segment decreased $43.7 million, or 55.1%, primarily due to nonrecurring advisory fee income. The first quarter of 2000 included the receipt of a $35.5 million of one-time fees in the timber investment management unit and $4.8 million in the mezzanine fund. Asset Gathering Segment revenues decreased $3.5 million, or 1.2%, primarily due to a decrease in management advisory fees and commission income from the mutual funds and variable annuity business of $30.3 million and $2.8 million, respectively, driven by depreciation in the equity markets during the period. These decreases were partially offset by an increase in net investment income of $17.2 million driven by the fixed annuity business and $13.5 million in increased premiums primarily due to the single premium immediate annuity business.

      Benefits and expenses of $2,126.0 million for the three months ended March 31, 2001 increased $301.2 million, or 16.5%, compared to the three months ended March 31, 2000. The increase is driven by G&SFP increasing $371.0 million, or 92.8%. G&SFP's increase is primarily due to an increase in reserves reflecting strong sales of annuities in the first quarter of 2001. Benefits and expenses in the Protection Segment

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

increased $41.5 million, or 6.1%, primarily due to increases in benefits to policyholders driven by the growth in the retail long term care insurance business and amortization of deferred policy acquisition costs due to the implementation of new modeling systems. The Asset Gathering Segment's increase in benefits and expenses of $15.7 million, or 6.3%, is primarily due to increased benefits to policyholders and amortization of deferred acquisition expenses due to the implementation of new modeling systems, partially offset by lower commission expense in the mutual fund business driven by lower front end load charge mutual fund sales and lower redemptions of deferred sales charge mutual fund shares and operating expenses. Partially offsetting the $301.2 million increase to benefits and expenses was a $111.1 million decrease in Corporate and Other's benefits and expenses. Corporate and Other's decrease in benefits and expenses was driven by a $103.1 million decrease in benefits to policyholders, primarily the result of reduced policyholder credits due to the negative mark-to-market adjustments on equity securities supporting Maritime's universal life policies and favorable experience on the individual life insurance and group insurance lines of business. The $15.7 million decrease in Investment Management's benefits and expenses was driven by lower operating expenses due to the 2000 restructuring of a portfolio in the timber investment management business.

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

      We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment gains and losses and other unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment and other gains and losses, cumulative effect of accounting changes, and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                          Three months ended
                                                               March 31,
                                                          2001          2000
                                                         ------       ------
Segment Data: (1)                                            (in millions)
Segment after-tax operating income:
  Protection Segment ..............................      $ 72.6       $ 72.6
  Asset Gathering Segment .........................        31.5         36.3
                                                         ------       ------
      Total Retail ................................       104.1        108.9
  Guaranteed and Structured Financial Products
      Segment .....................................        59.0         55.2
  Investment Management Segment ...................         5.4         21.4
                                                         ------       ------
      Total Institutional .........................        64.4         76.6
  Corporate and Other Segment .....................        22.0         19.9
                                                         ------       ------
  Total segment after-tax operating income ........       190.5        205.4

After-tax adjustments: (1)
  Realized investment and other gains (losses), net       (14.8)        11.2
  Restructuring charges ...........................       (15.0)        (6.9)
  Corporate account asset transfer ................          --          5.7
  Demutualization expenses ........................          --        (13.7)
  Other demutualization related costs .............          --        (10.2)
                                                         ------       ------
Total after-tax adjustments .......................       (29.8)       (13.9)
                                                         ------       ------
GAAP Reported:
  Income before cumulative effect
    of accounting changes .........................       160.7        191.5
  Cumulative effect of accounting changes .........         7.2           --
                                                         ------       ------
  Net income ......................................      $167.9       $191.5
                                                         ======       ======

(1) See "Adjustments to GAAP Reported Net Income" set forth below.

Adjustments to GAAP Reported Net Income

      Our GAAP reported net income was significantly affected by net realized investment and other gains and losses and unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income to segment after-tax operating income in Note 2 - Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows.

      In both periods, net realized investment and other gains and losses, except for gains and losses from mortgage securitizations and mezzanine funds have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. The volatility between periods can be impacted by fluctuations in the market, as well as by changes in the volume of activity, which can be influenced by us and our investment decisions. Realized investment gains and losses from mortgage securitizations and mezzanine funds were not excluded from segment after-tax operating income because we view the related gains and losses as in integral part of the core business of those operations.

      Net realized investment and other gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to participating pension contract holder accounts. We believe presenting realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains to calculate segment after-tax operating income for the three months ended March 31, 2001 and 2000.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                             Three months ended
                                                                 March 31,
                                                               2001       2000
                                                              ------      -----
                                                                (in millions)

Net realized investment and other gains (losses) .......      $(20.6)     $20.6
Less amortization of deferred policy acquisition costs
    related to net realized investment gains ...........        (0.8)      (1.3)
Add amounts credited (charged) to participating pension
    contract holder accounts ...........................        (2.3)       2.1
                                                              ------      -----
Net realized investment and other gains (losses), net of
    related amortization of deferred policy acquisition
    costs and amounts credited to participating pension
    contract holders  per unaudited consolidated
    financial statements (1) ...........................       (23.7)      21.4
Less realized investment gains attributable to
    mortgage securitizations and mezzanine
    funds ..............................................        (2.5)      (1.8)
                                                              ------      -----
Realized investment and other gains (losses),
    net - pre-tax adjustment to calculate segment
    operating income ...................................       (26.2)      19.6
Less income tax effect .................................        11.4       (8.4)
                                                              ------      -----
Realized investment and other gains (losses),
    net - after-tax adjustment to calculate segment
    operating income ...................................      $(14.8)     $11.2
                                                              ======      =====

(1) Net realized investment and other gains, net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contract holders for the three months ended March 31, 2001 and 2000, respectively, includes $2.7 million and $3.1 million in net realized gains generated in the closed block. This balance is included in contribution from the closed block in the unaudited consolidated financial statements.

      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 3 - Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs were $15.0 million, including $9.0 million from the sale of our retirement plan record-keeping business, for the three months ended March 31, 2001 and $6.9 million for the three months ended March 31, 2000.

      During 1999, we recorded an amount related to the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account within the Corporate and Other Segment. The $5.7 million after-tax credit occurring in the first quarter of 2000 is a change in estimate of this transaction based on information that became available in 2000.

      In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 15, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item for the three months ended March 31, 2000 of $13.7 million (net of tax of $2.3 million). No demutualization costs were recognized in 2001. The Company considers demutualization expenses to be an adjustment to GAAP recorded net income.

      The Company incurred after-tax charges for demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for demutualization related expenses were $10.2 million for the three months ended March 31, 2000. No such costs were incurred in 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Retail-Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                           Three months ended
                                                                 March 31,
                                                             2001        2000
                                                           -------------------
                                                               (in millions)

Revenues (1) ........................................      $834.9       $771.2

Benefits and expenses ...............................       721.9        663.4

Income taxes ........................................        40.4         35.2
                                                           -------------------

Segment after-tax operating income (1) ..............        72.6         72.6
                                                           -------------------

After-tax adjustments: (1)
  Realized investment and other gains
    (losses), net ...................................        (5.5)         4.8
  Demutualization expenses ..........................          --         (2.6)
  Other demutualization related costs ...............          --         (6.7)
  Restructuring charges .............................        (1.2)        (3.0)
                                                           -------------------
Total after-tax adjustments .........................        (6.7)        (7.5)
                                                           -------------------

GAAP Reported:
Income before cumulative effect
  of accounting changes .............................        65.9         65.1
Cumulative effect of accounting
  changes, net of tax ...............................        11.7           --
                                                           -------------------
Net income ..........................................      $ 77.6       $ 65.1
                                                           ===================

Other Data:
Segment after-tax operating income:
  Non-traditional life (variable and universal life).      $ 31.1       $ 26.2
  Traditional life ..................................        25.5         34.5
  Individual long term care .........................        12.3          8.8
  Group long term care ..............................         5.7          3.2
  Other .............................................        (2.0)        (0.1)
                                                           -------------------
Segment after-tax operating income (1) ..............      $ 72.6       $ 72.6
                                                           ===================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Segment after-tax operating income was $72.6 million for the three months ended March 31, 2001, which was no change from $72.6 million for the three months ended March 31, 2000. Non-traditional life insurance business after-tax operating income increased $4.9 million, or 18.7%, primarily due to increased mortality and interest margin gains. Traditional life insurance business after-tax operating income decreased $9.0 million, or 26.1%, primarily resulting from higher amortization of deferred policy acquisitions costs related to revised estimates resulting from the implementation of new modeling systems. Individual long term care insurance business after-tax operating income increased $3.5 million, or 39.8%, resulting from lower expenses, higher investment income, and positive morbidity gains driven by the growth in business. Group long-term care insurance business after-tax operating income increased $2.5 million, or 78.1%, due to improved morbidity, reduced surrender losses and growth in interest margins.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Revenues were $834.9 million for the three months ended March 31, 2001, an increase of $63.7 million, or 8.3%, from $771.2 million for the three months ended March 31, 2000. Premiums increased $40.1 million, or 10.7%, primarily due to retail long term care insurance premiums, which increased $42.8 million, or 47.2%, driven by continued growth overall in the business and the business related to the Fortis acquisition completed March 1, 2000. Partially offsetting this increase was a decline in traditional life insurance premiums of $4.9 million, or 1.9%, driven by a decrease in direct term life insurance premiums due to Regulation XXX price increases and the continued trend away from whole life insurance products. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $102.0 million for the three months ended March 31, 2001, a decrease of $9.3 million, or 8.4%, from $111.3 million for the three months ended March 31, 2000. This decrease was due primarily to the variable life insurance products, which decreased by $11.7 million, or 12.3%, from the comparable prior year period, driven by market depreciation on assets under management. Segment net investment income increased $30.7 million, or 10.8%, primarily due to increased asset balances and improved portfolio yields.

      Benefits and expenses were $721.9 million for the three months ended March 31, 2001, an increase of $58.5 million, or 8.8%, from $663.4 million for the three months ended March 31, 2000. Benefits to policyholders increased $38.6 million, or 9.1%, due to growth in the retail long term care business driven by the Fortis acquisition. Retail long term care benefits and expenses increased primarily due to additions to reserves for premium growth and higher claim volume on expansion of the business and lower lapse rates during the period. Other operating costs and expenses decreased $5.0 million, or 5.2%, primarily due to a decrease of $4.5 million in operating expenses on non-traditional life insurance products mainly attributable to a increase in the deferral of deferred policy acquisition costs. Dividends to policyholders decreased $6.0 million, or 4.9%, primarily due to decreased dividends on traditional life insurance products. Amortization of deferred policy acquisition costs increased $31.0 million, or 140.9%, due to increased amortization resulting from revised estimates related to the implementation of new deferred policy acquisition cost modeling systems in both the traditional and non-traditional products. The Segment's effective tax rate on operating income was 35.8% and 32.7% for the three months ended March 31, 2001 and 2000, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Retail-Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                             Three months ended
                                                                 March 31,
                                                            2001          2000
                                                           --------------------
                                                               (in millions)

Revenues (1) .......................................       $288.9        $297.4

Benefits and expenses ..............................        242.0         242.8

Income taxes .......................................         15.4          18.3
                                                           --------------------

Segment after-tax operating income (1) .............         31.5          36.3
                                                           --------------------

After-tax adjustments: (1)
  Realized investment and other
    gains, net .....................................          4.6           1.2
  Demutualization expenses .........................           --          (0.6)
  Other demutualization related costs ..............           --          (1.4)
  Restructuring charges ............................        (13.2)         (0.9)
                                                           --------------------
Total after-tax adjustments ........................         (8.6)         (1.7)
                                                           --------------------

GAAP Reported:
Income before cumulative effect
  of accounting changes ............................         22.9          34.6
Cumulative effect of accounting changes ............         (0.5)           --
                                                           --------------------
Net income .........................................       $ 22.4        $ 34.6
                                                           ====================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Segment after-tax operating income was $31.5 million for the three months ended March 31, 2001, a decrease of $4.8 million, or 13.2%, from $36.3 million reported in the comparable prior year period. Annuity business after-tax operating income was $20.2 million for the three months ended March 31, 2001, an decrease of $5.6 million, or 21.7%, primarily due to increased amortization of deferred policy acquisition costs resulting from revised estimates related to the implementation of new deferred policy acquisition cost modeling systems, and reduced fees on variable annuity products due to depreciation of the equity markets in the quarter. Fixed annuities spreads increased 12 basis points to 1.98% for the three months ended March 31, 2001 from 1.86% for the three months ended March 31, 2000. The average interest credited rate increased 40 basis points to 6.14% from 5.74%, while the earned interest rate increased 52 basis points to 8.12% from 7.60%. Mutual funds after-tax operating income increased $3.0 million, or 26.3%, primarily due to lower operating expenses that decreased $9.9 million, or 17.9% from the comparable prior year period.

      Revenues were $288.9 million for the three months ended March 31, 2001, a decrease of $8.5 million, or 2.9%, from $297.4 million reported for the comparable prior year period. The decreased revenue was due to lower management advisory fees and commission income primarily from the mutual funds business, which decreased $30.3 million, or 23.9%, from the comparable prior year period due to a decrease in weighted assets under management between the two periods. Net investment income was $119.8 million for the three months ended March 31, 2001, an increase of $17.2 million, or 16.8%, from $102.6 million reported in the comparable prior year period. Net investment income increased primarily

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

due to increases in invested assets backing fixed annuity products, reflecting higher market interest rates on new fixed income investments. Investment-type product fees were $32.8 million for the three months ended March 31, 2001, a decrease of $2.8 million, or 7.9%, from $35.6 million reported for the comparable prior year period. The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves, driven by depreciation of the equity markets, which decreased 12.8% to $6,780.6 million for the three months ended March 31, 2001 from $7,780.0 million reported in the comparable prior year period. For retail annuities, the mortality and expense fees as a percentage of average account balances were 1.29% and 1.39% for the three months ended March 31, 2001 and 2000, respectively.

      Investment management revenues, commissions, and other fees were $115.3 million for the three months ended March 31, 2001, a decrease of $35.7 million, or 23.6%, from $151.0 million for the comparable prior year period. Average mutual fund assets under management were $30,560.3 million for the three months ended March 31, 2001, a decrease of $2,313.0 million or 7.0%, from $32,873.3 million reported in the comparable prior year period, due to market depreciation. The mutual fund business experienced net deposits for the three months ended March 31, 2001 of $260.6 million compared to net redemptions of $304.0 million in the comparable prior year period, an improvement of $564.6 million, or 186%, primarily due to a decrease in redemptions of $732.6 million, or 37.8%, despite difficult market conditions. Deposits and reinvestments for the first quarter of 2001 include the funding of a $246 million institutional advisory account. Investment advisory fees were $46.1 million for the three months ended March 31, 2001, a decrease of $1.7 million, or 3.5%, from $47.8 million reported in the comparable prior year period and were 0.60% and 0.58% of average mutual fund assets under management for the three months ended March 31, 2001 and 2000, respectively. Underwriting and distribution fees decreased $33.2 million, or 36.0%, to $59.0 million for the three months ended March 31, 2001, primarily due to a decrease in front end load charge mutual fund sales, lower deferred sales charges due to decreased redemptions, and accordingly, commission revenue. Shareholder service and other fees were $10.2 million for the three months ended March 31, 2001 compared to $12.5 million reported in the comparable prior year period.

      Benefits and expenses decreased $0.8 million, or 0.3%, to $242.0 million for the three months ended March 31, 2001 from $242.8 million reported in the comparable prior year period. Benefits to policyholders increased $25.7 million, or 32.2%, primarily due to an increase in interest credited on fixed annuity account balances due to higher average account balances. Other operating costs and expenses decreased $34.7 million, or 23.5%, to $113.1 million for the three months ended March 31, 2001 from $147.8 million reported in the comparable prior year period. The decrease was primarily due to the decrease in commission fees incurred in the mutual fund business, the result of lower front-end load charge mutual fund sales and lower deferred sales charges due to lower redemptions. In addition, mutual fund operating expenses decreased due to operating efficiencies, lower subadvisory asset based fees due to a decline in assets under management, and the sale of the retirement plan record-keeping business. Amortization of deferred policy acquisition costs increased $8.3 million, or 55.0%, to $23.4 million for the three months ended March 31, 2001 from $15.1 million reported in the comparable prior year period, primarily due to increased amortization resulting from revised estimates relating to the implementation of new deferred policy acquisition cost modeling systems in the annuity business. The Segment's effective tax rate on operating income was 32.8% and 33.5% for the three months ended March 31, 2001 and 2000, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Institutional-Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                           Three months ended
                                                               March 31,
                                                             2001          2000
                                                        ------------------------
                                                             (in millions)

Revenues (1) ...................................         $  859.3      $  486.2

Benefits and expenses ..........................            770.7         402.0

Income taxes ...................................             29.6          29.0
                                                        ------------------------

Segment after-tax operating income (1) .........             59.0          55.2
                                                        ------------------------

After-tax adjustments: (1)
  Realized investment and other gains
    (losses), net ..............................             (8.2)         (4.7)
  Restructuring charges ........................             (0.1)         (2.1)
  Demutualization expenses .....................               --          (0.6)
  Other demutualization related costs ..........               --          (1.6)
  Corporate account asset transfer .............               --           5.7
                                                        ------------------------
Total after-tax adjustments ....................             (8.3)         (3.3)
                                                        ------------------------

GAAP Reported:
Income before cumulative effect of
  accounting changes ...........................             50.7          51.9
Cumulative effect of accounting
  changes, net of tax ..........................             (1.2)           --
                                                        ------------------------
Net income .....................................         $   49.5      $   51.9
                                                        ========================

Other Data:
Segment after-tax operating income:
  Spread-based products:
    GICs and funding agreements ................         $   40.0      $   35.4
    Single premium annuities ...................             12.3          12.0
  Fee-based products ...........................              6.7           7.8
                                                        ------------------------
Segment after-tax operating income (1) .........         $   59.0      $   55.2
                                                        ========================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Segment after-tax operating income was $59.0 million for the three months ended March 31, 2001, an increase of $3.8 million, or 6.9%, from $55.2 million reported in the comparable prior-year period. Spread-based product after-tax operating income was $52.3 million, an increase of $4.9 million, or 10.3%, from $47.4 million reported in the comparable prior year period, primarily due to increased investment spreads largely as a result of growth in the average asset base of $2.8 billion to $19.9 billion. GICs and funding agreements accounted for 67.8% of segment after-tax operating income for the three months ended March 31, 2001 as compared to 64.1% in the comparable prior period. On a total-company basis, GICs and funding agreements accounted for 21.0% of after-tax operating income for the three months ended March 31, 2001 as compared to 17.2% in the comparable prior period. Fee-based product after-tax operating

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

income was $6.7 million, a decrease of $1.1 million, or 14.1%, from $7.8 million reported in the comparable prior year period, primarily due to lower asset-based fees on Separate Account GICs.

      Revenues increased $373.1 million, or 76.7%, to $859.3 million for the three months ended March 31, 2001 from $486.2 million reported in the comparable prior year period, largely due to a $332.9 million increase in premiums. Single Premium Annuity premiums improved $343.0 million to $355.3 million primarily due to two large sales in the period. Terminal Funding premiums decreased by $10.6 million to $4.7 million, and Structured Settlement premiums decreased by $2.7 million to $11.5 million from the comparable prior period. Investment-type product charges were $15.0 million for the three months ended March 31, 2001, a decrease of $2.0 million, or 11.8%, primarily due to lower expense recoveries from participating contracts. Investment-type product charges were 0.52% and 0.55% of average fee-based policy reserves for the three months ended March 31, 2001 and 2000, respectively. Net investment income increased $42.5 million, or 10.0%, for the three months ended March 31, 2001 compared to the prior year period, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $2,806.7 million, or 16.4% to $19,918.2 million for the three months ended March 31, 2001 from $17,111.5 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 8.49% for the three months ended March 31, 2001 compared to 8.58% reported in the prior year period, reflecting the lower interest rate environment in the current period.

      Benefits and expenses increased $368.7 million, or 91.7%, to $770.7 million for the three months ended March 31, 2001 from $402.0 million reported in the comparable prior year period. The increase was largely due to a $370.4 million increase in benefits to policyholders as a result of increased sales of single premium annuity contracts which increased annuity reserves by $304.4 million combined with interest credited on account balances for spread-based products, which was $319.8 million for the three months ended March 31, 2001, an increase of $42.1 million, or 15.2%, from $277.7 million reported in the comparable prior year period. The increase in interest credited was due to an increase in average account balances for spread-based products of $2,534.9 million to $18,810.1 million for the three months ended March 31, 2001 from $16,275.2 million reported in the comparable prior year period combined with an increase in the average interest credited rate on account balances for spread-based products, which was 7.08% for the three months ended March 31, 2001 compared to 7.00% reported in the prior year period. The increase in the average interest credited rate on account balances for spread-based products was due to the increased average interest crediting rate on GICs and funding agreements. Other operating costs and expenses were $12.4 million for the three months ended March 31, 2001, a decrease of $2.9 million, or 19.0%, from $15.3 million reported in the comparable prior year period. The decrease was primarily due to lower compensation expenses and lower systems expenses related to projects completed during 2000. Dividends of $8.8 million for the three months ended March 31, 2001, increased $1.3 million, or 17.3%, from $7.5 million reported in the comparable prior year period, reflecting a higher level of distributable surplus to participating contract holder accounts. The Segment's effective tax rate on operating income was 33.4% and 34.4% for the three months ended March 31, 2001 and 2000, respectively. This decrease in the effective tax rate is primarily due to increases in certain tax credits and deductions in the current period.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Institutional-Investment Management Segment

      The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                             Three months ended
                                                                 March 31,
                                                               2001         2000
                                                            --------------------
                                                               (in millions)

Revenues (1) ..........................................       $35.6        $79.2

Benefits and expenses .................................        26.5         43.1

Income taxes ..........................................         3.7         14.7
                                                            --------------------

Segment after-tax operating income (1) ................         5.4         21.4
                                                            --------------------

After-tax adjustments: (1)
  Realized investment and other gains, net ............        (0.1)          --
  Restructuring charges ...............................        (0.4)          --
                                                            --------------------
Total after-tax adjustments ...........................        (0.5)          --
                                                            --------------------

GAAP Reported:
Income before cumulative effect of
  accounting changes ..................................         4.9         21.4
Cumulative effect of accounting changes ...............        (0.2)          --
                                                            --------------------
Net income ............................................       $ 4.7        $21.4
                                                            ====================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Segment after-tax operating income was $5.4 million for the three months ended March 31, 2001, a decrease of $16.0 million, or 74.8%, from $21.4 million reported in the comparable prior year period. The decrease was primarily due to lower investment advisory fees.

      Revenues decreased $43.6 million, or 55.1%, to $35.6 million for the three months ended March 31, 2001 from $79.2 million reported in the comparable prior year period. Net investment income was $5.5 million for the three months ended March 31, 2001, a decrease of $0.1 million from reported in the comparable prior year period. Investment management revenues, commissions, and other fees decreased $43.9 million, or 61.4%, for the three months ended March 31, 2001, primarily due to a decrease in investment advisory fees, which decreased $43.4 million to $26.5 million for the three months ended March 31, 2001 compared to $69.9 million reported in the prior year period. The decrease in investment advisory fees was primarily due to a $35.5 million incentive fee receipt in connection with the restructuring of a timber management contractand a $4.8 million performance fee received by the mezzanine fund manager during the first quarter 2000, while the balance came from lower assets under management in the segment. Investment advisory fees were 0.34% and 0.71% of average advisory assets under management in 2001 and 2000, respectively. Mortgage origination and servicing fees were $1.1 million for the three months ended March 31, 2001 compared to $1.6 million in 2000. Net realized investment and other gains increased $0.8 million for the three months ended March 31, 2001, primarily due to a larger collateralized mortgage-backed securitization in the first quarter of 2001 as compared to the first quarter of 2000.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Benefits and expenses were $26.5 million for the three months ended March 31, 2001, a decrease of $16.6 million, or 38.5%, from $43.1 million reported in the comparable prior year period. The decrease was primarily due to a $12.3 million incentive compensation payment related to the receipt of the incentive fee on the timber management contract and a $2.7 million performance fee paid for the management of the mezzanine fund during the first quarter 2000. Other operating costs and expenses were 0.34% and 0.43% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 40.0% and 40.7% for the three months ended March 31, 2001 and 2000, respectively. The effective tax rate for the Institutional Investment Management Segment is higher than our other business segments due to the state tax on certain subsidiaries.

Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                            Three months ended
                                                                 March 31,
                                                             2001          2000
                                                          ---------------------
                                                                 (in millions)

Revenues (1) .......................................       $365.0        $465.6

Benefits and expenses ..............................        341.3         440.3

Income taxes .......................................          1.7           5.4
                                                          ----------------------

Segment after-tax operating income (1) .............         22.0          19.9
                                                          ----------------------

After-tax adjustments: (1)
  Realized investment and other gains
    (losses), net ..................................         (5.6)          9.9
  Restructuring charges ............................         (0.1)         (0.9)
  Demutualization expenses .........................           --          (9.9)
  Other demutualization related costs ..............           --          (0.5)
                                                          ----------------------
Total after-tax adjustments ........................         (5.7)         (1.4)
                                                          ----------------------

GAAP Reported:
Income before cumulative effect of
  accounting changes ...............................         16.3          18.5
Cumulative effect of accounting
  changes, net of tax ..............................         (2.6)           --
                                                          ----------------------
Net income .........................................       $ 13.7        $ 18.5
                                                          ======================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Segment after-tax operating income from international operations was $18.1 million for the three months ended March 31, 2001, an increase of $15.0 million from $3.1 million reported in the comparable prior year period. The increase in segment after-tax operating income is primarily due to The Maritime Life Assurance Company, an indirect majority owned Canadian subsidiary of the Company. Individual Life experienced favorable expense, mortality and investment margins and Group Insurance benefited from rate strengthening, favorable claims experience and reinsurance programs that were put in place in 2000.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Segment after-tax operating income from corporate operations was $2.1 million for the three months ended March 31, 2001, a decrease of $15.3 million from $17.4 million reported in the comparable prior year period. The decrease was primarily due to nonrecurring investment income on the proceeds from the IPO in the first quarter of 2000 as well as lower investment income on corporate surplus due to greater surplus requirements in our other business lines.

      The Segment's effective tax rate on operating income was 7.2% and 21.3% for the three months ended March 31, 2001 and 2000, respectively. This rate decreased primarily due to a reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates and a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction.

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

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $53.8 billion and $52.2 billion as of March 31, 2001 and December 31, 2000, respectively. The portfolio composition has not significantly changed at March 31, 2001 as compared to December 31, 2000. The following table shows the composition of investments in our general account portfolio.

                                            As of March 31,           As of December 31,
                                                2001                         2000
                                        ---------------------------------------------------
                                         Carrying        % of       Carrying      % of
                                           Value        Total         Value       Total
                                        ---------------------------------------------------
                                             (in millions)              (in millions)
Fixed maturity securities (1) .....      $35,200.3       65.4%      $32,573.4       62.4%
Mortgage loans (2) ................       10,960.7       20.4        10,900.0       20.9
Real estate .......................          528.6        1.0           519.0        1.0
Policy loans(3) ...................        1,977.3        3.7         1,969.2        3.8
Equity securities .................        1,356.3        2.5         1,372.3        2.6
Other invested assets .............        1,336.6        2.5         1,393.7        2.6
Short-term investments ............          239.8        0.4           214.0        0.4
Cash and cash equivalents (4) .....        2,223.9        4.1         3,280.0        6.3
                                         ---------      -----       ---------      -----
    Total invested assets .........      $53,823.5      100.0%      $52,221.6      100.0%
                                         =========      =====       =========      =====

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $757.4 million and $735.3 million as of March 31, 2001 and December 31, 2000, respectively. Carrying value is composed of investments categorized as held-to-maturity, which are carried at amortized cost, and investments categorized as available-for-sale, which are carried at fair value. The total fair value of our fixed maturity security portfolio was $35,172.8 and $32,393.5 million, at March 31, 2001 and December 31, 2000, respectively.

(2) The fair value for our mortgage loan portfolio was $11,545.0 and $11,359.6 million as of March 31, 2001 and December 31, 2000, respectively.

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company. Cash and cash equivalents are not considered part of Total Investments as shown of the Company of $51,599.6 million and $48,941.6 million at March 31, 2001 and December 31, 2000, respectively. Closed block Total Investments of $8,510.3 million and $8,203.2 million as of March 31, 2001 and December 31, 2000, respectively, are presented in closed block assets on the Consolidated Balance Sheets but remain part of the Company's total invested assets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Consistent with the nature of our product liabilities, our assets are heavily oriented toward fixed maturity securities. We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

Fixed Maturity Securities. Our fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. Our fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2001, fixed maturity securities represented 65.4% of general account investment assets with a carrying value of $35.2 billion, roughly comprised of 53% public securities and 47% private securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. We typically invest between 10% and 15% of funds allocated to fixed maturity securities in below-investment-grade bonds while maintaining our policy to limit the overall level of these bonds to no more than 10% of invested assets and two-thirds of that balance in the BB category. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the general account has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to our net worth.

      The following table shows the composition by issuer of our fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                                As of March 31,        As of December 31,
                                                                     2001                     2000
                                                            -----------------------------------------------
                                                              Carrying    % of       Carrying      % of
                                                               Value     Total        Value       Total
                                                            -----------------------------------------------
                                                               (in millions)            (in millions)
Corporate securities..................................       $27,737.8    78.8%     $25,193.6       77.4%
MBS/ABS...............................................         5,747.9    16.3        5,483.5       16.8
U.S. Treasury securities and obligations of
   U.S. government agencies...........................           139.9     0.4          205.8        0.6
Debt securities issued by foreign
   Governments........................................         1,429.5     4.1        1,549.9        4.8
Obligations of states and political
   Subdivisions.......................................           145.2     0.4          140.6        0.4
                                                             ---------   -----      ---------      -----
      Total...........................................       $35,200.3   100.0%     $32,573.4      100.0%
                                                             =========   =====      =========      =====

      Our MBS and ABS holdings, in keeping with our investment philosophy of tightly managing interest rate risk, are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to our portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in periods of high interest rates. We believe the portion of our MBS/ABS portfolio subject to prepayment risk as of March 31, 2001 and December 31, 2000 was limited to 11.2% and 3.3% of our total MBS/ABS portfolio and 1.8% and 0.6% of our total fixed maturity securities holdings, respectively. The increase is due to a $500 million portfolio in a new duration neutral strategy used in the corporate investment segment as a liquid alternative to a cash portfolio.

      The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating,

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as S&P and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

      The following table sets forth the SVO ratings for our bond portfolio along with an equivalent S&P rating agency designation. The majority of our bonds are investment grade, with 87.4% invested in Category 1 and 2 securities as of March 31, 2001. As a percent of total invested assets, our below investment grade bonds, at 8.1% as of March 31, 2001, are higher than the American Council of Life Insurers (ACLI) industry average of 5.9%, last published as of December 31, 1999. This allocation reflects our strategy of avoiding the unpredictability of interest rate risk in favor of relying on our bond analysts' ability to better predict credit or default risk. Our bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio. A majority (63.5%) of our below investment grade bonds are in category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $227.7 million and $216.7 million as of March 31, 2001 and December 31, 2000, respectively. For the three months ended March 31, 2001 and 2000, $6.9 million and $4.0 million of net investment income on bonds in or near default was recognized in net investment income, respectively. As of March 31, 2001 and December 31, 2000, $4.7 million and $2.6 million of interest on bonds in or near default was included in accrued investment income, respectively. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in default and accrue interest income on bonds near default that the Company expects to collect.

                 Fixed Maturity Securities -- By Credit Quality

                                                         As of March 31,                   As of December 31,
                                                ------------------------------------------------------------------------
                                                              2001                                2000
                                                ------------------------------------------------------------------------
      SVO                S&P Equivalent              Carrying          % of            Carrying             % of
   Rating (1)           Designation (2)             Value (3)          Total          Value (3)            Total
------------------------------------------------------------------------------------------------------------------------
                                                   (in millions)                     (in millions)
      1         AAA/AA/A.....................         $16,941.4          49.2%         $14,614.2              45.9%
      2         BBB..........................          13,152.9          38.2           12,877.8              40.5
      3         BB...........................           2,760.6           8.0            2,793.3               8.8
      4         B............................           1,001.4           2.9            1,066.4               3.3
      5         CCC and lower................             358.9           1.0              269.7               0.8
      6         In or near default...........             227.7           0.7              216.7               0.7
                                                ------------------------------------------------------------------------
                Total........................         $34,442.9         100.0%         $31,838.1             100.0%
                                                ========================================================================

(1) With respect to securities that are awaiting an SVO rating, we have assigned a rating based on an analysis that we believe is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $757.4 million and $735.3 million as of March 31, 2001 and December 31, 2000, respectively.

      Mortgage Loans. As of March 31, 2001 and December 31, 2000, we held mortgage loans with a carrying value of $11.0 billion and $10.9 billion, respectively, including $2.6 billion and $2.5 billion of agricultural loans, respectively, and $1.2 billion and $1.2 billion of loans managed by Maritime, respectively, of which $0.6 billion respectivelywere government-insured by the Canada Mortgage and Housing Corporation (CMHC).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

      The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on our general account portfolio decreased by 64 basis points from the first quarter of the prior year. The lower yield was the result of old assets rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in our 2000 fixed maturity portfolio. The inflow of new cash was invested at rates that were less than the overall portfolio earnings rate during the first quarter of 2000. Indicative of this environment, between March 2000 and March 2001, the 10-year U.S. Treasury rate fell 137 basis points to 4.89%, while Moody's seasoned BAA spreads fell by 53 basis points to 7.84%.

                                                           As of               As of
                                                       March 31, 2001       March 31, 2000
                                                 -------------------------------------------------
                                                    Yield      Amount    Yield       Amount
                                                 -------------------------------------------------
                                                            (in millions)         (in millions)
General account assets-excluding policy loans
  Gross income                                      7.72%     $   984.7   8.58%    $ 1,010.0
  Ending assets-excluding policy
    Loans                                                      51,846.2             47,385.8
Policy loans
  Gross income                                      6.33%          31.2   6.07%         29.6
  Ending assets                                                 1,977.3              1,947.0
  Total gross income                                7.66%       1,015.9   8.48%      1,039.6
    Less: investment expenses                                     (65.5)               (82.1)
                                                              ---------            ---------
      Net investment income (1)                     7.17%     $   950.4   7.81%    $   957.5
                                                              =========            =========

(1) Total Company net investment income of $950.4 million and $957.5 million for the period ended March 31, 2001 and 2000, respectively, is discussed in the Management's Discussion and Analysis, which includes net investment income of $781.4 million and $848.6 million in the unaudited consolidated statements of income and $169.0 million and $108.9 million in Note 5 - Closed Block to the unaudited consolidated financial statements for the three months ended March 31, 2001 and 2000, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. John Hancock Financial Services, Inc. is an insurance holding company. The assets of JHFS consist of the outstanding capital stock of John Hancock Life Insurance Company (the Life Company) and a portion of the net proceeds of our initial public offering (the offering), and investments in international subsidiaries. The amount of net offering proceeds retained by JHFS was $105.7 million. JHFS cash flow consists of dividends from its subsidiaries and investment returns on the $105.7 million in invested net proceeds of the offering retained by it, offset by expenses. As a holding company, JHFS ability to meet its cash requirements, pay interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiaries.

      State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company's limit is the greater of 10% of the statutory surplus or the prior calendar year's statutory net gain from operations of the Life Company. The ability of the Life Company, JHFS' primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts' law. JHFS currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. However, JHFS can give no assurance it will declare or pay dividends on a regular basis. No such dividends were declared or paid in the three months ended March 31, 2001 or 2000.

      In March 2001, the Commissioner of Insurance for the Commonwealth of Massachusetts approved, and the Life Company paid, dividends to JHFS in the amount of $250.0 million. None of this dividend was classified as extraordinary by state regulators. The funds from these dividends, together with the net proceeds of the offering, were principally used to repurchase $125.8 million in JHFS common stock.

      Sources of cash for the Company's insurance subsidiaries are from premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with various life insurance, annuity, and structured investment products, and to the funding of investments in new products, processes, and technologies. Product liabilities include the payment of benefits under life insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of March 31, 2001, $30,094.3 million, or 87.4% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,348.6 million, or 12.4%, of fixed maturity investments, and 8.0% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Net cash provided by operating activities was $429.9 million and $261.5 million for the three months ended March 31, 2001 and 2000, respectively. The increase in 2001 compared to 2000 was primarily due to the initial cash transfer to the closed block of $158.6 million during the first quarter of 2000 which did not recur in the current period.

      Net cash used in investing activities was $1,547.9 million and $299.8 million for the three months ended March 31, 2001 and 2000, respectively. The increase in cash used in 2001 as compared to 2000 resulted from increased acquisitions of fixed maturities during the three months ended March 31, 2001 related to the comparable prior year period, while the issuance of mortgage loans on real estate continued to increase.

      Net cash provided by financing activities was $70.1 million and $76.8 million, for the three months ended March 31, 2001 and 2000, respectively. The decrease in 2001 as compared to 2000 resulted from a reduction in cash payments made on withdrawals of universal life insurance and investment-type contracts and increased deposits on such contracts. This activity was partially offset by non-recurring cash activity related to the IPO in the first quarter of 2000. In addition, the Company used $125.8 million in cash to acquire treasury stock during the first quarter of 2001; this was partially offset by the increase in issued commercial paper of $20.3 million.

      On October 26, 2000, the Company announced that its Board of Directors authorized a stock repurchase program, with no termination date, under which the Company will purchase up to $500 million of its outstanding common stock. Under the stock repurchase program, purchases will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions, and which may be, if deemed appropriate, through a systematic program. During the three months ended March 31, 2001, the Company repurchased 3.6 million shares with a total cost of $125.7 million. Since the inception of the Program, the Company has repurchased
6.6 million shares with a total cost of $217.5 million.

      Cash flow requirements also are supported by a committed line of credit of $1.0 billion. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (subject to renewal) and a second for $500 million pursuant to a five-year facility. The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholders' equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

      As of March 31, 2001, we had $799.7 million of debt outstanding consisting of $265.6 million of debt classified as short term and $534.1 million classified as long term, including $447.2 million of surplus notes. A new commercial paper program has been established at JHFS that will ultimately replace the commercial paper program now in place at its indirect subsidiary, John Hancock Capital Corporation. During the three months ended March 31, 2001, $50.0 million in commercial paper was issued by JHFS and none was outstanding at March 31, 2001.

      The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all our insurance subsidiaries as of year end were above the ranges that would require regulatory action.

      We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have no significant exposure to uncollectable reinsurance in excess of uncollectable amounts already recognized in our unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

   Important Factors that May Affect Future Results

      The statements, analyses, and other information contained herein relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company, which may not be those anticipated by management. John Hancock's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) elimination of Federal tax benefits for our products and other changes in laws and regulations (including in particular the possible amendment or repeal of the Federal Estate Tax) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries and the Massachusetts insurance law may restrict the ability of John Hancock Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) our life insurance sales are highly dependent on a third party distribution relationship; (7) customers may not be responsive to new or existing products or distribution channels, (8) interest rate volatility may adversely affect our profitability; (9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (10) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (11) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders, and we may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders; (12) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face risks relating to our investment portfolio; (15) the market price of our common stock may decline if persons who received common stock as compensation in the reorganization sell their stock in the public market; (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect the statutory surplus of John Hancock Life Insurance Company; (19) we may be unable to retain personnel who are key to our business; (20) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (22) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      As of March 31, 2001, the Company's fixed maturity portfolio was comprised of 87.4% investment grade securities and 12.6% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      As of March 31, 2001, there have been no material changes to the interest rate exposures as reported in the Company's 2000 Form 10-K.

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

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of March 31, 2001. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                                      As of March 31, 2001
                                  -----------------------------------------------------------------------------------------
                                                                                             Fair Value
                                                                    -------------------------------------------------------
                                                      Weighted
                                    Notional        Average Term       -100 Basis Point        As of       +100 Basis Point
                                     Amount            (Years)              Change            3/31/01            Change
                                     ------            -------              ------            -------            ------
                                                         (in millions, except for Weighted Average Term)
Interest rate swaps.........          $10,670.8           8.0               $(569.9)          $(334.4)         $(102.1)
CMT swaps...................              491.3           1.4                   0.9               0.9              1.0
Futures contracts (1).......            1,291.9           9.6                 (23.7)              1.5             22.7
Interest rate caps..........              321.6           3.0                   0.8               2.1              4.5
Interest rate floors........            8,328.0           9.4                 152.2              66.6             33.8
Swaptions...................               30.0          24.2                  (2.7)             (1.1)            (0.4)
                                  --------------                      --------------------------------------------------
      Totals................          $21,133.6           8.4               $(442.4)          $(264.4)          $(40.5)
                                  ==============                      ==================================================

----------
(1)   Represents the notional value on open contracts as of March 31, 2001.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3. Legal Proceedings in the Company's 2000 Form 10-K under the subsection, Harris Trust Litigation, for additional information concerning such litigation. On April 11, 2001, the court in the Harris Trust litigation entered a judgment against John Hancock for approximately $84.9 million, which includes damages to plaintiff, pre-judgment interest, attorneys' fees and other costs. John Hancock believes that the case was wrongly decided, denies that its actions have violated ERISA in any way, and intends to appeal. Notwithstanding what John Hancock believes to be the merits of its position in this case, John Hancock is unable to predict the outcome of its appeal. Even if unsuccessful on appeal, however, in John Hancock's opinion, its ultimate liability would not be material in relation to its financial position or liquidity.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a)   Exhibits

Exhibit
Number                       Description
------                       -----------

10.1 Letter Agreement Concerning Employment, Termination of Employment and Related Affiliation with Stephen L. Brown

18.1  Letter re change in accounting principle

b) Reports on Form 8-K.

There were no reports on Form 8-K required to be filed during the period covered by this report.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JOHN HANCOCK FINANCIAL SERVICES, INC.


Date:  May 15, 2001                 By: /s/ Thomas E. Moloney
                                        ----------------------------------
                                        Thomas E. Moloney
                                        Chief Financial Officer

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit
Number    Description
------    -----------

10.1 Letter Agreement Concerning Employment, Termination of Employment and Related Affiliation with Stephen L. Brown

18.1      Letter re change in accounting principle