Form 10-Q
period 2001-06-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2001-08-14
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of August 3, 2001:

                                   303,793,015

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,
                                                            2001    December 31,
                                                        (Unaudited)     2000
                                                         ----------------------
                                                             (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: 2001--$1,885.8; 2000--$11,651.2) ....... $ 1,909.8    $11,888.6
   Available-for-sale--at fair value
   (cost: 2001--$30,473.3; 2000--$15,829.7) ............  30,760.0     16,061.9
   Trading securities--at fair value
   (cost: 2001--$17.3) .................................      17.1           --
Equity securities:
   Available-for-sale--at fair value
   (cost: 2001--$867.6; 2000--$870.6) ..................   1,009.4      1,134.4
   Trading securities--at fair value
   (cost: 2001--$327.6; 2000--$193.4) ..................     290.0        231.6
Mortgage loans on real estate ..........................   8,858.0      8,969.4
Real estate ............................................     501.5        519.0
Policy loans ...........................................     438.3        428.6
Short-term investments .................................     177.5        151.9
Other invested assets ..................................   1,522.3      1,353.0
                                                         ----------------------

   Total Investments ...................................  45,483.9     40,738.4

Cash and cash equivalents ..............................   1,017.4      2,974.4
Accrued investment income ..............................     710.5        586.9
Premiums and accounts receivable .......................     363.1        210.8
Deferred policy acquisition costs ......................   2,650.1      2,528.1
Reinsurance recoverable ................................   1,872.4      1,958.6
Other assets ...........................................   2,470.0      2,191.3
Closed block assets - Note 5 ...........................   9,966.9      9,710.0
Separate accounts assets ...............................  24,000.1     26,454.8
                                                         ----------------------

   Total Assets ........................................ $88,534.4    $87,353.3
                                                         ======================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                         June 30,
                                                                                           2001        December 31,
                                                                                       (Unaudited)         2000
                                                                                       ----------------------------
                                                                                              (in millions)
Liabilities and Shareholders' Equity

Liabilities
Future policy benefits..........................................................         $24,021.1       $22,996.4
Policyholders' funds............................................................          16,913.2        15,741.1
Unearned revenue................................................................             733.9           671.3
Unpaid claims and claim expense reserves........................................             225.3           253.7
Dividends payable to policyholders..............................................             127.8           130.8
Short-term debt.................................................................             114.8           245.3
Long-term debt..................................................................             740.6           534.0
Income taxes....................................................................             705.6           431.3
Other liabilities...............................................................           2,635.6         1,986.0
Closed block liabilities  -  Note 5.............................................          12,181.5        12,035.9
Separate accounts liabilities...................................................          24,000.1        26,454.8
                                                                                         -------------------------

   Total Liabilities............................................................          82,399.5        81,480.6

Minority interest...............................................................              95.9            93.5

Commitments and contingencies - Note 4

Shareholders' Equity
Common stock, $.01 par value; 2.0 billion shares authorized; 315.7 and 315.0 million shares issued, 304.3 million and 312.0 million shares
   outstanding, in 2001 and 2000, respectively..................................               3.2             3.2
Additional paid in capital......................................................           5,094.4         5,086.4
Retained earnings...............................................................           1,049.3           700.6
Accumulated other comprehensive income..........................................             295.0            80.8
Treasury stock, at cost (11.4 million and 3.0 million
    shares, in 2001 and 2000, respectively).....................................            (402.9)          (91.8)
                                                                                         -------------------------

   Total Shareholders' Equity...................................................           6,039.0         5,779.2
                                                                                         -------------------------

   Total Liabilities and Shareholders' Equity...................................         $88,534.4       $87,353.3
                                                                                         =========================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                         Three Months Ended      Six Months Ended
                                                                                              June 30,               June 30,
                                                                                          2001        2000       2001        2000
                                                                                       --------------------   ---------------------
                                                                                                       (in millions)
Revenues
   Premiums.........................................................................   $  564.6    $  729.6    $1,426.7    $1,261.2
   Universal life and investment-type product charges ..............................      181.9       181.2       361.6       386.2
   Net investment income ...........................................................      832.5       812.0     1,613.9     1,660.6
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contract holders ($(9.0) and $(0.8) for the three months ended June 30, 2001 and 2000 and $(4.7) and $1.5 for the
     six months ended June 30, 2001 and June 30, 2000, respectively) ...............       (8.4)       63.0       (34.8)       81.3
   Investment management revenues, commissions and other fees ......................      155.3       186.3       306.5       415.6
   Other revenue ...................................................................       58.1         5.2        61.8         8.0
   Contribution from the closed block - Note 5 .....................................       16.4        22.6        36.7        51.3
                                                                                       --------------------   ---------------------

   Total revenues ..................................................................    1,800.4     1,999.9     3,772.4     3,864.2

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders ($(1.4) and $(2.5) for the three months ended June 30,
     2001 and 2000 and $0.9 and $4.6 for the six months ended June
     30, 2001 and June 30, 2000, respectively) .....................................    1,068.9     1,189.7     2,347.1     2,207.8
   Other operating costs and expenses ..............................................      398.2       395.9       753.6       821.7
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses)($(7.6)
     and $1.7, for the three months ended June 30, 2001 and 2000 and $(5.6) and
     $(3.1) for the six months ended June 30, 2001 and June 30, 2000,
     respectively) .................................................................       53.7        49.9       133.4        94.0
   Dividends to policyholders ......................................................       26.5        27.8        53.9        93.7
   Demutualization expenses ........................................................         --        (5.3)         --        10.6
                                                                                       --------------------   ---------------------

   Total benefits and expenses .....................................................    1,547.3     1,658.0     3,288.0     3,227.8
                                                                                       --------------------   ---------------------
Income before income taxes and cumulative
   effect of accounting changes ....................................................      253.1       341.9       484.4       636.4
Income taxes .......................................................................       72.3       109.5       142.9       212.5
                                                                                       --------------------   ---------------------

Income before cumulative effect of accounting changes ..............................      180.8       232.4       341.5       423.9

Cumulative effect of accounting changes, net of taxes - Note 1 .....................         --          --         7.2          --
                                                                                       --------------------   ---------------------

Net income..........................................................................   $  180.8    $  232.4    $  348.7    $  423.9
                                                                                       ====================   =====================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                              For the Period
                                                           Three Months      Three Months      Six Months       February 1
                                                              Ended             Ended             Ended           through
                                                          June 30, 2001     June 30, 2000     June 30, 2001    June 30, 2000
                                                       -----------------------------------------------------------------------
                                                                        (in millions, except per share data)
Basic earnings per common share:

Income before cumulative effect of accounting
   Changes ............................................     $   .59             $   .74           $  1.11           $  1.21

Cumulative effect of accounting changes ...............          --                  --               .02                --
                                                            ---------------------------------------------------------------

Net income ............................................     $   .59             $   .74           $  1.13           $  1.21
                                                            ===============================================================

Diluted earnings per common share:

Income before cumulative effect of accounting
   changes ............................................     $   .58             $   .73           $  1.10           $  1.20

Cumulative effect of accounting changes ...............          --                  --               .02                --
                                                            ---------------------------------------------------------------

Net income ............................................     $   .58             $   .73           $  1.12           $  1.20
                                                            ===============================================================

Share data:
Weighted-average shares used in basic earnings
   per common share calculations ......................       306.9               314.8             308.9             314.8

Dilutive securities:
Stock options .........................................         2.9                 1.4               2.6               1.0
Non-vested stock ......................................         0.3                 0.3               0.3               0.2
                                                            ---------------------------------------------------------------

Weighted-average shares used in diluted earnings
   per common share calculations ......................       310.1               316.5             311.8             316.0
                                                            ===============================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                    Additional              Accumulated Other              Total       Outstanding
                                           Common    Paid In      Retained    Comprehensive   Treasury  Shareholders'     Shares
                                            Stock    Capital      Earnings    Income (Loss)     Stock      Equity     (in thousands)
                                          -----------------------------------------------------------------------------------------
                                                                              (in millions)
Balance at April 1, 2000.................    $3.2     $5,030.0     $  147.5       $ 19.4       $    --    $5,200.1       314,786.5

Restricted stock issued .................      --           --                                                               291.0
Additional paid in capital...............                 46.4                                                46.4

Comprehensive income:
   Net income............................                             232.4                                  232.4

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                          (96.8)                    (96.8)
   Foreign currency translation
     adjustment..........................                                          (15.5)                    (15.5)
   Minimum pension liability.............                                           (5.5)                     (5.5)
                                                                                                        ------------
   Comprehensive income..................                                                                    114.6
                                          ------------------------------------------------------------------------------------------

Balance at June 30, 2000.................    $3.2     $5,076.4     $  379.9       $(98.4)      $    --    $5,361.1       315,077.5
                                          ==========================================================================================

                                                    Additional              Accumulated Other              Total       Outstanding
                                           Common    Paid In      Retained    Comprehensive   Treasury  Shareholders'     Shares
                                            Stock    Capital      Earnings    Income (Loss)     Stock      Equity     (in thousands)
                                          -----------------------------------------------------------------------------------------
                                                                              (in millions)
Balance at April 1, 2001.................    $3.2     $5,090.4     $  868.5      $ 330.7       $(217.5)   $6,075.3       308,785.1

Options exercised........................      --          4.0                                                 4.0           281.5
Forfeitures of restricted stock..........      --           --                                                                (1.2)
Treasury stock acquired..................                                                       (185.4)     (185.4)       (4,800.0)

Comprehensive income:
   Net income............................                             180.8                                  180.8

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                          (38.7)                    (38.7)
   Net accumulated gains (losses)
     on cash flow hedges.................                                          (17.3)                    (17.3)
   Foreign currency translation
     adjustment..........................                                           20.3                      20.3

                                                                                                        ------------

   Comprehensive income..................                                                                    145.1
                                          ------------------------------------------------------------------------------------------

Balance at June 30, 2001.................    $3.2     $5,094.4     $1,049.3      $ 295.0       $(402.9)   $6,039.0       304,265.4
                                          ==========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                     Additional            Accumulated Other              Total       Outstanding
                                           Common     Paid In    Retained    Comprehensive   Treasury  Shareholders'     Shares
                                            Stock     Capital    Earnings    Income (Loss)     Stock      Equity     (in thousands)
                                          -----------------------------------------------------------------------------------------
                                                                              (in millions)
Balance at January 1, 2000...............    $ --     $     --  $ 4,825.0      $ (33.9)       $    --    $ 4,791.1             --

Demutualization transaction..............     2.2      3,373.3   (4,869.0)                                (1,493.5)     212,786.5
Initial public offering..................     1.0      1,656.7                                             1,657.7      102,000.0
Additional paid in capital...............                 46.4                                                46.4
Restricted stock issued .................      --           --                                                              291.0

Comprehensive income:
   Net income before demutualization.....                            44.0                                     44.0
   Net income after demutualization......                           379.9                                    379.9
                                          -----------------------------------------------------------------------------------------
   Net income for the period.............                           423.9                                    423.9

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                        (46.2)                      (46.2)
   Foreign currency translation
     adjustment..........................                                         (7.3)                       (7.3)
   Minimum pension liability.............                                        (11.0)                      (11.0)
                                                                                                       -------------
   Comprehensive income..................                                                                    359.4
                                          -----------------------------------------------------------------------------------------

Balance at June 30, 2000.................    $3.2     $5,076.4  $   379.9      $ (98.4)       $    --    $ 5,361.1      315,077.5
                                          =========================================================================================

                                                     Additional            Accumulated Other              Total       Outstanding
                                           Common     Paid In    Retained    Comprehensive   Treasury  Shareholders'     Shares
                                            Stock     Capital    Earnings    Income (Loss)     Stock      Equity     (in thousands)
                                          -----------------------------------------------------------------------------------------
                                                                              (in millions)
Balance at January 1, 2001...............    $3.2     $5,086.4  $   700.6       $ 80.8        $ (91.8)   $ 5,779.2      311,988.9

Options exercised........................                  6.0                                                 6.0          599.2
Restricted stock issued..................                  2.0                                                 2.0           56.0
Forfeitures of restricted stock..........      --           --                                                               (1.2)
Treasury stock acquired..................                                                      (311.1)      (311.1)      (8,377.5)

Comprehensive income:
   Net income............................                           348.7                                    348.7

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                          9.9                         9.9
   Net accumulated gains (losses)
     on cash flow hedges.................                                        (20.0)                      (20.0)
   Foreign currency translation
     adjustment..........................                                         (3.3)                       (3.3)

                                                                                                       -------------

   Comprehensive income..................                                                                    335.3
   Change in accounting principles.......                                        227.6                       227.6
                                          -----------------------------------------------------------------------------------------

Balance at June 30, 2001.................    $3.2     $5,094.4   $1,049.3       $295.0        $(402.9)    $6,039.0      304,265.4
                                          =========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                               2001         2000
                                                                                            ----------------------
                                                                                                 (in millions)
Cash flows from operating activities:
   Net income ...........................................................................   $   348.7    $   423.9
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount - fixed maturities ........................................       (80.1)       (46.2)
     Realized investment and other (gains) losses, net ..................................        34.8        (81.3)
     Change in deferred policy acquisition costs ........................................      (132.3)      (164.9)
     Depreciation and amortization ......................................................        41.4         57.1
     Net cash flows from trading securities .............................................       (75.5)      (162.7)
     Increase in accrued investment income ..............................................      (123.6)       (58.3)
     (Increase) decrease in premiums and accounts receivable ............................      (152.3)        14.0
     Decrease (increase) in other assets and other liabilities, net .....................        47.4       (291.9)
     Increase in policy liabilities and accruals, net ...................................     1,008.9        811.1
     Increase in income taxes ...........................................................       179.1        332.0
     Initial cash transferred to the closed block .......................................          --       (158.6)
     Contribution from the closed block .................................................       (36.7)       (51.3)
                                                                                            ----------------------

       Net cash provided by operating activities ........................................     1,059.8        622.9

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ................................................    10,501.6      2,643.3
     Equity securities available-for-sale ...............................................       289.1        150.0
     Real estate ........................................................................         0.6         26.3
     Short-term investments and other invested assets ...................................       108.4         16.1
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity ..................................................       107.6        918.0
     Fixed maturities available-for-sale ................................................     1,392.7        640.1
     Short-term investments and other invested assets ...................................        57.4        404.2
     Mortgage loans on real estate ......................................................       651.5        566.7
   Purchases of:
     Fixed maturities held-to-maturity ..................................................       (31.6)      (888.0)
     Fixed maturities available-for-sale ................................................   (15,834.2)    (3,449.8)
     Equity securities available-for-sale ...............................................      (203.3)      (121.3)
     Real estate ........................................................................        (2.9)       (26.1)
     Short-term investments and other invested assets ...................................      (299.0)      (315.6)
     Mortgage loans on real estate issued ...............................................      (669.4)      (706.3)
     Cash (paid) received related to acquisition of business ............................       (41.0)       126.3
     Cash received on sale of subsidiary ................................................        12.8           --
     Other, net .........................................................................        69.3         12.4
                                                                                            ----------------------

       Net cash used in investing activities ............................................    (3,890.4)        (3.7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                               2001         2000
                                                                                            ----------------------
                                                                                                 (in millions)
Cash flows from financing activities:
   Issuance of common stock .............................................................   $      --    $ 1,704.1
   Payments to eligible policyholders under Plan of Reorganization ......................          --     (1,044.3)
   Acquisition of treasury stock ........................................................      (311.1)          --
   Universal life and investment-type contract deposits .................................     5,307.9      3,577.8
   Universal life and investment-type contract maturities and withdrawals ...............    (4,132.0)    (3,907.4)
   Issuance of long-term debt ...........................................................       145.2         10.0
   Repayment of long-term debt ..........................................................       (14.0)       (28.0)
   Net decrease in commercial paper .....................................................      (122.4)      (148.1)
                                                                                            ----------------------

       Net cash provided by financing activities ........................................       873.6        164.1
                                                                                            ----------------------

       Net (decrease) increase in cash and cash equivalents .............................    (1,957.0)       783.3

       Cash and cash equivalents at beginning of period .................................     2,974.4      1,817.9
                                                                                            ----------------------

       Cash and cash equivalents at end of period .......................................   $ 1,017.4    $ 2,601.2
                                                                                            ======================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Financial Services, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K).

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Reorganization and Initial Public Offering

In connection with John Hancock Mutual Life Insurance Company's (the Mutual Company) Plan of Reorganization (the Plan), effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e. demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. All policyholder membership interests in the Mutual Company were extinguished on that date and eligible policyholders of the Mutual Company received, in the aggregate, 212.8 million shares of common stock, $1,438.7 million of cash and $43.7 million of policy credits as compensation. In addition, the Company established a closed block, to fund the guaranteed benefits and dividends of certain participating insurance policies. In connection with the Plan, the Mutual Company changed its name to John Hancock Life Insurance Company (the Life Company).

In addition, on February 1, 2000, the Company completed its initial public offering (IPO) in which 102.0 million shares of common stock were issued at a price of $17.00 per share. Net proceeds from the IPO were $1,657.7 million, of which $105.7 million was retained by the Company and $1,552.0 million was contributed to the Life Company.

Cumulative Effect of Accounting Change

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that more closely match current economic realities of the Company's retirement and welfare plans through the use of the current fair values of assets while still mitigating the impact of extreme gains and losses. As a result, on January 1, 2001, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million), or $0.07 diluted earnings per share for the six months ended June 30, 2001. This change in accounting increased net income for the three and six month periods ended June 30, 2001 by $1.1 million and $2.2 million, respectively. The pro forma results, assuming this change in accounting had taken place as of the beginning of 2001, would not be materially different from the reported results.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies -(Continued)

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding change in value of the hedged item. If the derivative is accounted for as a hedge, depending on the nature of the hedge, the change in the fair value of derivatives is either offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the change in value of the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings and is included in net realized and other investment gains. As a result, such amounts are not included in the determination of the Company's segment after tax operating income. In addition, SFAS No. 133, as amended, precludes the designation of held-to-maturity fixed maturity investment securities as hedged items in hedging relationships where the hedged risk is interest rate risk.

On January 1, 2001, the Company adopted SFAS No. 133, as amended. The Company's risk management philosophy has not changed as a result of adoption of the Statement. The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for the transition adjustment in the adoption of SFAS 133, as amended, and the reclassification of certain securities from the held-to-maturity category to the available-for-sale category. The transition adjustment for the adoption of SFAS 133 resulted in an increase in other comprehensive income of $40.5 million (net of tax of $21.8 million) that was accounted for as the cumulative effect of accounting change. The adjustment for the reclassification of $12.1 billion of the held-to-maturity fixed maturity investment portfolio to the available-for-sale category resulted in an increase in other comprehensive income of $187.1 million (net of tax of $100.8 million) as of January 1, 2001.

New Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Other intangible assets will continue to be amortized over their useful lives.

SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 will be effective January 1, 2002. The Company estimates that adoption of SFAS No. 142 will result in an increase in net income of approximately $10-$15 million for the year ended December 31, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and of indefinite lived intangible assets as of January 1, 2002 based on the guidance in SFAS No. 142. The effect of these tests on the earnings and financial position of the Company has not been determined at this time.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies -(Continued)

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 00-3 (SOP 00-3), "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." SOP 00-3, which was adopted with respect to accounting for demutualization expenses by the Company effective December 15, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in the three and six month periods ended June 30, 2000 of ($3.5) million (net of tax of ($1.8) million) and $10.2 million (net of tax of $0.4 million), respectively. The remaining provisions of this SOP, which will require (1) the inclusion of all closed block activity together with all other assets, liabilities, revenues and expenses and (2) recognition of a policyholder dividend obligation that represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization, are effective no later than December 31, 2001. See Note 5 for a summary description of the closed block assets, liabilities, revenues and expenses, which do not include the policyholder dividend obligation that will be required in 2001. The Company currently is evaluating the effect that establishing the policyholder dividend obligation will have on its results of operations and financial position. That impact is not known at this time.

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company's domestic life insurance subsidiaries use to prepare their statutory-basis financial statements. The states of domicile of these subsidiaries adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification is reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. Although the implementation of Codification reduced the Company's domestic life insurance subsidiaries' statutory-basis capital and surplus, these subsidiaries remain in compliance with all regulatory and contractual obligations.

Recent Acquisitions

On June 18, 2001, The Maritime Life Assurance Company (Maritime), majority-owned Canadian subsidiary of the Company, signed a Share Purchase Agreement to purchase all of Royal & Sun Alliance Life Insurance Company of Canada ("RSAF") for an amount of approximately $153.7 million (USD). The purchase is expected to close on October 1, 2001 subject to regulatory approvals. RSAF's business includes life insurance, guaranteed interest savings and retirement products and segregated funds.

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association. The transaction was accounted for as a purchase and the results of operations are included in the accompanying financial statements since the date of acquisition. The fair values of assets acquired and liabilities assumed were $252.1 million and $199.1 million, respectively. Net loss related to the acquired operations was $1.2 million for the three months ended June 30, 2001. The pro forma results for the three and six month periods ended June 30, 2001 and 2000, respectively, assuming the acquisition had taken place at the beginning of the periods presented, would not be materially different from the reported results.

On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis, Inc. (Fortis). The pro forma results for the three and six month periods ended June 30, 2000, assuming the acquisition of Fortis had taken place as of the beginning of 2000, would not be materially different from the reported results.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment Management Segment. For additional information about the Company's business segments, refer to the Company's 2000 Form 10-K.

The following tables summarize selected financial information by segment for the three and six month periods ended or as of June 30, 2001 and 2000 and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income (in millions). Included in the Protection Segment for 2001 and 2000 are the closed block assets and liabilities, as well as the contribution from the closed block, which is reflected in "Revenues" in the table below (see Note 5).

                                                             Retail                  Institutional
                                                Retail        Asset    Institutional   Investment    Corporate
                                              Protection    Gathering      G&SFP       Management    and Other    Consolidated
                                              --------------------------------------------------------------------------------
As of or for the three months ended
June 30, 2001
Revenues:
   Segment revenues .......................   $   461.3    $   294.9    $   516.9      $    30.9      $   516.6    $ 1,820.6
   Realized investment and other gains
     (losses), net ........................       (28.9)       (18.1)        (9.1)          (0.1)          36.0        (20.2)
                                              ------------------------------------------------------------------------------
   Revenues ...............................   $   432.4    $   276.8    $   507.8      $    30.8      $   552.6    $ 1,800.4
                                              ==============================================================================
   Net investment income ..................   $   146.9    $   122.8    $   464.7      $     3.7      $    94.4    $   832.5
Net Income:
   Segment after-tax operating
     income ...............................        79.5         37.4         59.6            4.6           18.3        199.4
   Realized investment and other gains
     (losses), net ........................       (18.2)       (11.2)        (6.2)            --           21.3        (14.3)
   Restructuring charges ..................        (1.6)        (1.9)        (0.6)          (0.1)          (0.1)        (4.3)
                                              ------------------------------------------------------------------------------
   Net income .............................   $    59.7    $    24.3    $    52.8      $     4.5      $    39.5    $   180.8
                                              ==============================================================================
Supplemental Information:
   Inter-segment revenues .................          --           --           --      $     6.6      $    (6.6)          --
   Equity in net income of investees
     accounted for by the equity method ...   $     2.5    $     2.8    $     4.7      $     0.4      $    15.7    $    26.1
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) .............................        27.1         13.6          0.9             --           12.1         53.7
   Segment assets .........................   $27,290.3    $14,306.0    $31,527.7      $ 2,961.6      $12,448.8    $88,534.4


                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                             Retail                  Institutional
                                                Retail        Asset    Institutional   Investment    Corporate
                                              Protection    Gathering      G&SFP       Management    and Other    Consolidated
                                              --------------------------------------------------------------------------------
As of or for the three months ended
June 30, 2000
Revenues:
   Segment revenues .......................   $   416.5    $   299.5    $   720.9      $    48.7      $   454.7    $ 1,940.3
   Realized investment and other gains
     (losses), net ........................         6.7          4.0        (13.6)           0.6           61.9         59.6
                                              ------------------------------------------------------------------------------
   Revenues ...............................   $   423.2    $   303.5    $   707.3      $    49.3      $   516.6    $ 1,999.9
                                              ==============================================================================
   Net investment income ..................   $   146.1    $   113.3    $   424.8      $     4.7      $   123.1    $   812.0
Net Income:
   Segment after-tax operating
     income ...............................        57.0         29.3         56.9           11.0           29.5        183.7
   Realized investment and other gains
     (losses), net ........................         4.2          2.5         (8.4)           0.3           40.2         38.8
   Restructuring charges ..................        (0.6)        (0.1)        (0.1)            --             --         (0.8)
   Surplus tax ............................         2.9          0.1          1.5             --            2.7          7.2
   Demutulization expenses ................         2.4          0.5          0.4             --            0.2          3.5
   Other demutualization related
     costs ................................          --           --         (0.1)            --            0.1           --
                                              ------------------------------------------------------------------------------
   Net income .............................   $    65.9    $    32.3    $    50.2      $    11.3      $    72.7    $   232.4
                                              ==============================================================================
Supplemental Information:
   Inter-segment revenues .................          --           --           --      $    10.4      $   (10.4)          --
   Equity in net income of investees
     accounted for by the equity method ...   $     4.8    $     3.4    $     5.8      $     2.5      $    27.9    $    44.4
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment gains .....................        12.7         21.0          0.7             --           15.5         49.9
   Segment assets .........................   $26,662.3    $14,295.6    $30,982.2      $ 2,014.9      $12,446.9    $86,401.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                             Retail                  Institutional
                                                Retail        Asset    Institutional   Investment    Corporate
                                              Protection    Gathering      G&SFP       Management    and Other    Consolidated
                                              --------------------------------------------------------------------------------
As of or for the six months ended
June 30, 2001
Revenues:
   Segment revenues ........................  $   910.8    $   583.8    $ 1,376.2      $    66.5      $   881.6    $ 3,818.9
   Realized investment and other gains
     (losses), net .........................      (38.0)       (11.2)       (23.5)          (0.1)          26.3        (46.5)
                                              ------------------------------------------------------------------------------
   Revenues ................................  $   872.8    $   572.6    $ 1,352.7      $    66.4      $   907.9    $ 3,772.4
                                              ==============================================================================
   Net investment income ...................  $   292.4    $   242.6    $   931.8      $     9.2      $   137.9    $ 1,613.9
Net Income:
   Segment after-tax operating
     income ................................      152.1         68.9        118.6           10.0           40.3        389.9
   Realized investment and other gains
     (losses), net .........................      (23.7)        (6.6)       (14.4)          (0.1)          15.7        (29.1)
   Restructuring charges ...................       (2.8)       (15.1)        (0.7)          (0.5)          (0.2)       (19.3)
   Cumulative effect of accounting
     change ................................       11.7         (0.5)        (1.2)          (0.2)          (2.6)         7.2
                                              ------------------------------------------------------------------------------
   Net income ..............................  $   137.3    $    46.7    $   102.3      $     9.2      $    53.2    $   348.7
                                              ==============================================================================
Supplemental Information:
   Inter-segment revenues ..................         --           --           --      $    14.7      $   (14.7)          --
   Equity in net income of investees
     accounted for by the equity method  ...  $     4.8    $     3.9    $     8.1      $     0.4      $    28.3    $    45.5
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment gains ......................       55.9         37.0          1.5             --           39.0        133.4
   Segment assets ..........................  $27,290.3    $14,306.0    $31,527.7      $ 2,961.6      $12,448.8    $88,534.4

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                             Retail                  Institutional
                                                Retail        Asset    Institutional   Investment    Corporate
                                              Protection    Gathering      G&SFP       Management    and Other    Consolidated
                                              --------------------------------------------------------------------------------
As of or for the six months ended
June 30, 2000
Revenues:
   Segment revenues .......................   $   932.8    $   596.9    $ 1,207.1      $   127.9      $   920.3    $ 3,785.0
   Realized investment and other gains
     (losses), net ........................        14.5          5.9        (21.0)           0.6           79.2         79.2
                                              ------------------------------------------------------------------------------
   Revenues ...............................   $   947.3    $   602.8    $ 1,186.1      $   128.5      $   999.5    $ 3,864.2
                                              ==============================================================================
   Net investment income ..................   $   321.1    $   215.9    $   849.4      $    10.3      $   263.9    $ 1,660.6
Net Income:
   Segment after-tax operating
     income ...............................       129.6         65.6        112.1           32.4           49.4        389.1
   Realized investment and other gains
     (losses), net ........................         9.0          3.7        (13.1)           0.3           50.1         50.0
   Restructuring charges ..................        (3.6)        (1.0)        (2.2)            --           (0.9)        (7.7)
   Surplus tax ............................         2.9          0.1          1.5             --            2.7          7.2
   Demutualization expenses ...............        (0.2)        (0.1)        (0.2)            --           (9.7)       (10.2)
   Other demutualization related
     costs ................................        (6.7)        (1.4)        (1.7)            --           (0.4)       (10.2)
   Group pension dividend transfer ........          --           --          5.7             --             --          5.7
                                              ------------------------------------------------------------------------------
   Net income .............................   $   131.0    $    66.9    $   102.1      $    32.7      $    91.2    $   423.9
                                              ==============================================================================
Supplemental Information:
   Inter-segment revenues .................          --           --           --      $    21.5      $   (21.5)          --
   Equity in net income of investees
     accounted for by the equity method ...   $     5.7    $     3.2    $     6.3      $     8.0      $    58.5    $    81.7
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment gains .....................        26.2         36.1          1.4             --           30.3         94.0
   Segment assets .........................   $26,662.3    $14,295.6    $30,982.2      $ 2,014.9      $12,446.9    $86,401.9

Note 3 -- Severance

As part of the Company's Competitive Position Project, the Company has initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating portions of its operations. The plan consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

In connection with the restructuring plan, approximately 735 employees have been or will be terminated. These employees are or have been associated with operations in our Boston office and outside the home office. As of June 30, 2001 and December 31, 2000, the liability for employee termination costs, included in other liabilities was $27.4 million and $20.6 million, respectively. Employee termination costs, included in other operating costs and expenses, were $7.0 million and $2.2 million for the three months ended June 30, 2001 and 2000 and $30.6 million and $13.0 million for the six months ended June 30, 2001 and 2000, respectively. Of the total number of employees affected, approximately 637 employees were terminated as of June 30, 2001, having received benefit payments of approximately $49.5 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Contingencies

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $40.5 million and $172.8 million at June 30, 2001 and December 31, 2000, respectively. There were no additional reserves recorded related to the settlement for the three and six month periods ended June 30, 2001 and 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

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

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly owned subsidiaries of the Company. The Company retained its group long-term care insurance operations. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement. The Company secured a $397.0 million letter of credit facility with a group of banks. The banks have agreed to issue a letter of credit to the Company pursuant to which the Company may draw up to $397.0 million for any claims not satisfied by UNICARE under the coinsurance agreement after the Company has incurred the first $113.0 million of losses from such claims. The amount available pursuant to the letter of credit agreement and any letter of credit issued thereunder automatically will be reduced on a scheduled basis consistent with the anticipated run-off of liabilities related to the business reinsured under the coinsurance agreement. The letter of credit facility was reduced to $127.0 million on March 1, 2001. The letter of credit and any letter of credit issued thereunder are scheduled to expire on March 1, 2002. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Contingencies - (Continued)

Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of June 30, 2001, would not be material.

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

Note 5 -- Closed Block

Under the Plan, the Company created a closed block for the benefit of policies included therein. The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                      June 30,       December 31,
                                                                        2001             2000
                                                                     ---------------------------
                                                                            (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: June 30--$113.1; December 31--$2,327.4) .....      $   116.9         $ 2,269.9
   Available-for-sale--at fair value
     (cost: June 30--$5,068.9; December 31--$2,378.7) .........        5,146.6           2,353.0
Equity securities:
   Available-for-sale--at fair value
     (cost: June 30--$10.3; December 31--$5.3) ................           10.8               6.3
Mortgage loans on real estate .................................        1,899.5           1,930.6
Policy loans ..................................................        1,548.7           1,540.6
Short-term investments ........................................            6.1              62.1
Other invested assets .........................................           70.0              40.7
                                                                     ---------------------------
   Total Investments ..........................................        8,798.6           8,203.2

Cash and cash equivalents .....................................            4.5             305.6
Accrued investment income .....................................          173.1             149.3
Premiums and accounts receivable ..............................           21.4              27.1
Deferred policy acquisition costs .............................          878.8             947.3
Other assets ..................................................           90.5              77.5
                                                                     ---------------------------
   Total Closed Block Assets ..................................      $ 9,966.9         $ 9,710.0
                                                                     ===========================
Liabilities
Future policy benefits ........................................      $10,020.3         $ 9,910.5
Policyholders' funds ..........................................        1,481.0           1,459.5
Other liabilities .............................................          680.2             665.9
                                                                     ---------------------------
   Total Closed Block Liabilities .............................      $12,181.5         $12,035.9
                                                                     ===========================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                         Three Months     Three Months      Six Months     For the Period
                                                            Ended            Ended            Ended          February 1
                                                           June 30,         June 30,         June 30,     Through June 30,
                                                             2001             2000             2001             2000
                                                         ------------------------------------------------------------------
                                                                                  (in millions)
Revenues
   Premiums ............................................   $ 211.7          $ 229.9          $ 445.3          $ 401.8
   Net investment income ...............................     163.5            158.4            332.5            267.3
   Net realized investment and other
       gains (losses), net .............................     (11.9)            (3.2)            (9.2)            (0.1)
   Other closed block revenue (expense) ................        --              0.1              0.3             (0.2)
                                                           ----------------------------------------------------------
     Total closed block revenues .......................     363.3            385.2            768.9            668.8

Benefits and Expenses
   Benefits to policyholders ...........................     215.1            237.3            468.7            410.3
   Other operating costs and expenses ..................      (1.6)            (2.6)            (3.9)            (5.7)
   Amortization of deferred policy acquisition costs ...      15.1             19.9             39.3             28.4
   Dividends to policyholders ..........................     118.3            108.0            228.1            184.5
                                                           ----------------------------------------------------------
     Total closed block benefits and expenses ..........     346.9            362.6            732.2            617.5
                                                           ----------------------------------------------------------
     Contribution from the closed block ................   $  16.4          $  22.6          $  36.7          $  51.3
                                                           ==========================================================

Note 6 -- Derivatives and Hedging Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities.

The fair value of derivative instruments classified as assets at June 30, 2001 was $39.3 million, and appears on the consolidated balance sheet in other assets. The fair value of derivative instruments classified as liabilities at June 30, 2001 was $180.7 million, and appears on the consolidated balance sheet in other liabilities.

In certain of these cases, the Company uses hedge accounting as allowed by SFAS No. 133, as amended, by designating derivative instruments as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, the change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged item are recorded in net realized investment and other gains and losses. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. Hedge effectiveness is assessed quarterly by a variety of techniques including regression analysis and cumulative dollar offset. In certain cases, there is no hedge ineffectiveness because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in the hedged item.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Derivatives and Hedging Instruments - (Continued)

Fair Value Hedges

The Company uses interest rate futures contracts and interest rate swap agreements as part of its overall strategies of managing the duration of assets and liabilities or the average life of certain asset portfolios to specified targets. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal). The net differential to be paid or received on interest rate swap agreements and currency rate swap agreements is accrued and recognized as a component of net investment income.

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

For the three and six month periods ended June 30, 2001, the Company recognized a net gain of $8.4 million and $0.9 million, respectively, related to the ineffective portion of its fair value hedges, and a net loss of $3.2 million and $1.1 million, respectively, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the three months ended June 30, 2001, all of the Company's hedged firm commitments qualified as fair value hedges.

Cash Flow Hedges

The Company uses forward starting interest rate swap agreements to hedge the variable cash flows associated with future asset acquisitions, which will support the Company's long-term care insurance businesses. These agreements will reduce the impact of future interest rate changes on the cost of acquiring adequate assets to support the investment income assumptions used in pricing these products.

The Company uses interest rate futures contracts to hedge the variable cash flows associated with variable benefit payments that it will make on certain annuity contracts.

The Company used interest rate floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses.

For the three and six month periods ended June 30, 2001, the Company recognized a net loss of $0.4 million and $0.5 million, respectively, related to the ineffective portion of its cash flow hedges, and a net loss of $30.6 million and $22.6 million, respectively, related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. For the three and six month periods ended June 30, 2001, all of the Company's hedged forecast transactions qualified as cash flow hedges.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Derivatives and Hedging Instruments - (Continued)

For the three and six month periods ended June 30, 2001, no amounts were reclassified from other accumulated comprehensive income to earnings and it is anticipated that approximately $3.8 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

For the three and six month periods ended June 30, 2001, none of the Company's cash flow hedges have been discontinued because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

The transition adjustment for the adoption of SFAS No. 133, as amended, resulted in an increase in other comprehensive income of $23.0 million (net of tax of $12.3 million) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. As of June 30, 2001, $20.0 million of losses (net of tax of $10.8 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges was added to accumulated other comprehensive income, resulting in a balance of $3.0 million (net of tax of $1.6 million).

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges without designating the derivatives as hedging instruments.

The Company enters into equity indexed futures contracts and equity indexed option contracts and equity swaps to generate investment return to be credited to equity indexed universal life insurance policies. The gains and losses on these derivatives are included in net investment income, and are offset by crediting similar amounts to policyholders' accounts.

Note 7 -- Related Party Transactions

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

Note 8 - Subsequent Events

Stock Repurchase Program

On October 26, 2000, the Company announced that its Board of Directors authorized a stock repurchase program, with no termination date, under which the Company will purchase up to $500 million of its outstanding common stock. On August 6, 2001, the Company's board of directors authorized a $500 million increase to the stock repurchase program, bringing the total amount authorized to be used to repurchase Company stock to $1.0 billion. Under the stock repurchase program, purchases will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions, and which may be, if deemed appropriate, through a systematic program. During the six months ended June 30, 2001, the Company repurchased 8.4 million shares with a total cost of $311.1 million. Since the inception of the Program through June 30, 2001, the Company has repurchased 11.4 million shares with a total cost of $402.9 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock or the Company) as of June 30, 2001, compared with December 31, 2000, and its consolidated results of operations for the three and six month periods ended June 30, 2001 and June 30, 2000, and, where appropriate, factors that may affect future financial performance. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the six months ended June 30, 2001 and the period February 1, 2000 (the date the closed block became effective) through June 30, 2000 combined on a line by line basis with the results of operations outside the closed block for such period, as further discussed below. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Under the Plan, as of February 1, 2000, the Life Company created a closed block for the benefit of policies included therein. The purpose of the closed block is to protect the policy dividend expectations of the policies included in the closed block after demutualization. Unless the Commissioner of Insurance of the Commonwealth of Massachusetts and, in certain circumstances the New York Superintendent of Insurance, consent to an earlier termination, the closed block will continue in effect until the date none of such policies are in-force. As of February 1, 2000, the Company segregated closed block assets of $9,343.0 million, an amount that is expected to produce cash flows which, together with anticipated revenues from policies included in the closed block, is expected to be sufficient to provide for payment of policy benefits, taxes and direct asset acquisition and disposal costs, and for continuation of policy dividend scales payable in 1999, so long as the experience underlying such dividend scales continues. The assets allocated to the closed block and any cash flows provided by these assets will solely benefit the holders of policies included in the closed block. As of February 1, 2000, when the closed block was established, total closed block liabilities were $12,118.3 million.

If the assets allocated to the closed block, the cash flows therefrom and the revenues from the closed block business prove to be insufficient to pay the benefits guaranteed under the policies included in the closed block, the Life Company will be required to make payments from its general funds in an amount equal to the shortfall. We funded

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

The costs relating to the demutualization, excluding costs relating to the offering, were approximately $129.1 million (net of income taxes of $20.4 million), of which $20.4 million (net of tax of $5.9 million) was recognized in the six month period ending June 30, 2000. No demutualization costs were incurred in 2001. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

Results of Operations

The table below presents the consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000, respectively. For comparability with prior periods, the table below includes the results of operations of the closed block for the three and six month periods ended June 30, 2001, the three month period ended June 30, 2000 and the five month period February 1, 2000 through June 30, 2000 within the six month period ended June 30, 2000 combined on a line by line basis with the results of operations outside the closed block.

                                                          Three months ended              Six months ended
                                                               June 30,                       June 30,
                                                          2001           2000           2001            2000
                                                  --------------------------------------------------------------
                                                                          (in millions)
         Revenues (1)                                   $2,147.3       $2,362.5       $4,504.6        $4,481.7

         Benefits and expenses (1)                       1,894.2        2,020.6        4,020.2         3,845.3
                                                  ------------------------------------------------------------
         Income before income taxes and
            cumulative effect of accounting
            changes                                        253.1          341.9          484.4           636.4

         Income taxes                                       72.3          109.5          142.9           212.5
                                                  ------------------------------------------------------------

         Cumulative effect of accounting changes              --             --            7.2              --
                                                  ------------------------------------------------------------

         Net income                                     $  180.8       $  232.4       $  348.7        $  423.9
                                                  ============================================================

(1) Revenues and benefits and expenses above differ from the unaudited consolidated statements of income due to closed block expenses for the three and six month periods ended June 30, 2001 and the three month period ended June 30, 2000 and the period February 1, 2000 through June 30, 2000 of $346.9 million, $362.6 million, $732.2 million and $617.5 million, respectively. These expenses are included in revenues through the contribution from the closed block on the unaudited consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000, respectively.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Consolidated income before income taxes and cumulative effect of accounting changes of $253.1 million for the three months ended June 30, 2001 decreased by $88.8 million, or 26.0%, from that reported in the comparable prior year period, primarily due to a decrease in net realized investment and other gains of $80.1 million. The Company generated $20.2 million in net realized investment and other losses in the three months ended June 30, 2001, compared to $59.9 million in net realized investment and other gains for the three months ended June 30, 2000. Net realized investment and other gains generated in 2000 were the result of the initiative to divest the Company of real estate investments, while net realized investment and other losses generated in 2001 were primarily the result of deteriorating economic conditions offset by gains from the sale of equity investments. Income before

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

income taxes and cumulative effect of accounting changes in the Corporate and Other Segment decreased $60.3 million primarily driven by the corporate operations businesses in which investment income and net realized investment and other gains decreased from the comparable prior year period. In addition, income before income taxes and cumulative effect of accounting changes decreased $13.7 million in the Asset Gathering Segment primarily due to a decrease in investment-type product fees. The Investment Management Segment decreased $11.6 million primarily due to lower advisory fees on lower average assets under management in the current period and the receipt of a one-time lawsuit settlement in the timber investment management unit and a performance fee earned by the mezzanine fund manager in the second quarter of 2000. Income before income taxes and cumulative effect of accounting changes decreased $8.1 million in the Protection Segment driven by increased benefits to policyholders due to growth in the individual long-term care insurance business and an increase in amortization of deferred policy acquisition costs, partially offset by a decrease in operating expenses. Partially offsetting these decreases in income before income taxes and cumulative effect of accounting changes was an increase in the Guaranteed and Structured Financial Products Segment (G&SFP) of $4.9 million, primarily due to an increase in net investment income resulting from an increase in invested assets backing spread based products.

Revenues of $2,147.3 million for the three months ended June 30, 2001 decreased $215.2 million, or 9.1%, compared to the three months ended June 30, 2000, primarily due to a decrease of $199.6 million in the G&SFP Segment. The decrease in G&SFP revenues is primarily due to a decrease in premiums associated with the sale of single premium annuities business. Revenue decreased $26.7 million in the Asset Gathering Segment, primarily due to net realized investment and other losses of $18.1 million for the three months ended June 30, 2001 compared to $4.0 million in gains in the comparable prior year period. In addition, management advisory fee income and commission income decreased $19.7 million primarily from the mutual funds business, partially offset by increased investment income in the fixed annuity business. The Investment Management Segment revenues decreased $18.4 million primarily due to lower advisory fees on lower average assets under management in the current period and the receipt of a $9.8 million one-time legal settlement in our timber management operation and a $1.5 million performance fee received by the mezzanine fund manager in the comparable prior year period. In addition, revenues decreased $6.7 million, or 0.8%, in the Protection Segment, primarily due to net realized investment and other losses of $29.0 million compared to gains of $6.8 million in the comparable prior year period. This decrease was partially offset by an increase in premiums during the three months ended June 30, 2001 primarily due to growth in the individual long-term care insurance business. These decreases in revenues were partially offset by an increase in the Corporate and Other Segment, which increased $36.2 million, or 6.8%. Premiums grew by $41.8, primarily driven by the Company's majority-owned Canadian subsidiary, (Maritime) and other income grew by $54.5 million primarily due to the acquisition of Signature Fruit, LLC, a subsidiary who acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., in corporate operations. Partially offsetting these increases in revenues within Corporate and Other was a decrease in net realized investment and other gains of $25.8 million and a decrease in net investment income of $28.7 million primarily due to the utilization of capital for the stock buy back program, dividends paid to shareholders and capital supplied for the growth of the retail and institutional businesses.

Benefits and expenses of $1,894.2 million for the three months ended June 30, 2001 decreased $126.4 million, or 6.3%, compared to the three months ended June 30, 2000. The decrease is driven by G&SFP decreasing $204.5 million, or 32.2%, primarily due to a decrease in reserves reflecting lower sales of single premium annuities in the second quarter of 2001. Benefits and expenses in the Asset Gathering Segment decreased $13.1 million primarily due to a decrease in operating expenses and amortization of deferred policy acquisition costs. Operating expenses decreased due to lower commission expense in the mutual fund business driven by lower front-end load charge mutual fund sales and lower redemptions of deferred sales charge mutual fund shares. Amortization of deferred policy acquisition costs decreased primarily due to improved separate account performance and lower lapses. In addition, expenses in the Investment Management Segment decreased $6.8 million driven by lower operating expenses due to a decline in incentive compensation payments in the comparable prior year period and legal settlement in the timber investment management business in the prior year period. Partially offsetting these decreases in benefits and expenses was an increase in the Corporate and Other Segment of $96.6 million, primarily due to an increase in policyholder benefits for Maritime increases in premiums, and the impact of the acquisition of Signature Fruit. The Protection Segment increased $1.4 million, or 0.2%, primarily due to an increase in the amortization of deferred policy acquisition costs in both the traditional and non-traditional products.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Consolidated income before income taxes and cumulative effect of accounting changes of $484.4 million for the six months ended June 30, 2001 decreased by $152.0 million, or 23.9%, from that reported in the comparable prior year period, primarily due to a decrease in net realized investment and other gains (losses) of $125.2 million. The Company generated $44.0 million in net realized investment and other losses in the six months ended June 30, 2001, compared to $81.2 million in net realized investment and other gains for the six months ended June 30, 2000. Net realized investment and other gains generated in 2000 were the result of the initiative to divest the Company of real estate investments, while losses generated in 2001 were primarily the result of difficult economic conditions. Income before taxes and cumulative effect of accounting changes in the Corporate and Other Segment decreased $76.9 million primarily due to corporate operations which decreased $68.8 million on lower realized gains and the inclusion of Signature Fruit in operating expenses. Partially offsetting these decreases in the Corporate and Other Segment was an increase in Maritime of $9.6 million, primarily due to favorable experience in Maritime's individual life insurance business and group insurance business. The Investment Management Segment income before income taxes and cumulative effect of accounting changes decreased $39.5 million on lower advisory fee income partially offset by lower operating expenses. Investment Management Segment advisory fees decreased due to lower average asset under management in the current period and one-time fees and lawsuit settlement in the timber investment management unit and a performance fee earned by the mezzanine fund manager in the prior year period. The Asset Gathering Segment decreased $32.8 million due to lower commission income due to lower sales and redemptions in the mutual funds business and lower net realized investment and other gains, partially offset by lower operating expense. The Protection Segment decreased $2.7 million primarily due to a change in net realized investment and other gains(losses) and increased amortization of deferred policy acquisition costs during the period, partially offset by lower operating expenses. Partially offsetting these decreases in income before income taxes and cumulative effect of accounting changes is a stable performance in the G&SFP Segment which increased due to growth in its spread based business.

Revenues of $4,504.6 million for the six months ended June 30, 2001 increased $22.9 million, or 0.5%, compared to the six months ended June 30, 2000, including revenue growth of $166.5 million in the G&SFP Segment, an increase of 14.0%. The increase in G&SFP revenues is primarily due to the premium growth in the single premium annuity business, which improved $103.0 million due to two large sales in the first quarter of 2001. G&SFP net investment income also increased resulting from an increase in invested assets backing spread based products compared to the prior year period. Revenues increased $40.1 million, or 2.6%, in the Protection Segment, primarily due to an increase in premiums in the individual long-term care insurance business and growth in net investment income, partially offset by a decrease in net realized investment and other gains. These increases in revenues were partially offset by a decrease in the Corporate and Other Segment, which decreased $91.4 million, or 9.3%. Corporate and Other's net investment income decreased $126.0 million driven by the mark-to-market adjustments on equity securities backing universal life products issued by Maritime, and nonrecurring investment income on IPO proceeds earned in the prior year. Maritime's mark-to-market adjustments are largely offset by changes to policyholder benefits and deferred acquisition costs. In addition, realized gains from venture capital partnerships decreased by $19.5 million. The Investment Management Segment revenues decreased $62.0 million, or 48.2%, primarily due to nonrecurring advisory fee income. Investment Management Segment advisory fee income in the prior year period included the receipt of a $45.3 million incentive fee in connection with the restructuring of a timber management contract, as well as the lawsuit settlement, and a $6.1 million performance fee received by the mezzanine fund manager. Asset Gathering Segment revenues decreased $30.2 million, or 5.0%, primarily due to a decrease in management advisory fees and commission income from the mutual funds business of $55.4 million, driven by the impact of redemptions, market depreciation and lower sales. These decreases were partially offset by an increase in net investment income of $26.7 million driven by the fixed annuity business and $21.1 million in increased premiums primarily due to the single premium immediate annuity business.

Benefits and expenses of $4,020.2 million for the six months ended June 30, 2001 increased $174.9 million, or 4.5%, compared to the six months ended June 30, 2000. The increase is driven by G&SFP increasing $166.5 million, or 16.1%, primarily due to an increase in reserves resulting from sales of single premium annuities in the six months ended June 30, 2001. Benefits and expenses in the Protection Segment increased $42.8 million, or 3.1%, primarily due to increases in the benefits to policyholders for growth in the individual long-term care insurance business and amortization of deferred policy acquisition costs, partially offset by decreased operating expenses. The Asset Gathering Segment's increase in benefits and expenses of $2.7 million, or 0.5%, is primarily due to increased benefits to policyholders, partially offset by lower operating expenses driven by lower commission expense in the mutual fund business on lower front end load mutual fund sales and lower redemptions of deferred sales charge mutual fund shares. Partially offsetting these increases in benefits and expenses is a decrease of $22.6 million, or 30.8%, in the Investment Management Segment driven by a decrease in operating expenses due to incentive

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

compensation payments in the comparable prior year period associated with the restructuring of a portfolio in the timber investment management business and the legal settlement in the prior year period. In addition, the Corporate and Other Segment benefits and expenses decreased $14.5 million or 1.8% driven by a $78.8 million decrease in benefits to policyholders, primarily due to reduced policyholder credits on reduced mark-to-market adjustments on equity securities supporting Maritime's universal life policies and favorable experience in the individual life insurance and group insurance lines of business, partially offset by an increase in operating expenses in corporate operations, primarily the result of the acquisition of Signature Fruit.

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

                                                                       Three months ended            Six months ended
                                                                            June 30,                     June 30,
                                                                     ------------------------------------------------------
                                                                         2001          2000           2001          2000
                                                                     ------------------------------------------------------
                                                                                          (in millions)
Segment Data: (1)
Segment after-tax operating income:
   Protection Segment.....................................            $  79.5        $ 57.0        $ 152.1       $ 129.6
   Asset Gathering Segment................................               37.4          29.3           68.9          65.6
                                                                      --------------------------------------------------
     Total Retail.........................................              116.9          86.3          221.0         195.2
   Guaranteed and Structured Financial Products
     Segment..............................................               59.6          56.9          118.6         112.1
   Investment Management Segment..........................                4.6          11.0           10.0          32.4
                                                                      --------------------------------------------------
     Total Institutional..................................               64.2          67.9          128.6         144.5
   Corporate and Other Segment............................               18.3          29.5           40.3          49.4
                                                                      --------------------------------------------------
   Total segment after-tax operating income...............              199.4         183.7          389.9         389.1

After-tax adjustments: (1)
   Realized investment and other gains (losses), net......              (14.3)         38.8          (29.1)         50.0
   Restructuring charges..................................               (4.3)         (0.8)         (19.3)         (7.7)
   Group pension dividend transfer........................                 --            --             --           5.7
   Demutualization expenses, net of tax...................                 --           3.5             --         (10.2)
   Other demutualization related costs....................                 --            --             --         (10.2)
   Surplus tax............................................                 --           7.2             --           7.2
                                                                      --------------------------------------------------
     Total after-tax adjustments..........................              (18.6)         48.7          (48.4)         34.8
                                                                      --------------------------------------------------
GAAP Reported:
   Income before cumulative effect
     of accounting changes................................              180.8         232.4          341.5         423.9
   Cumulative effect of accounting changes................                 --            --            7.2            --
                                                                      --------------------------------------------------
   Net income.............................................             $180.8       $ 232.4        $ 348.7       $ 423.9
                                                                      ==================================================

(1) See "Adjustments to GAAP Reported Net Income" set forth below.

Adjustments to GAAP Reported Net Income

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Our GAAP reported net income is affected by net realized investment and other gains and losses and other unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income to segment after-tax operating income in Note 2 - Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows.

In both periods, net realized investment and other gains and losses, except for gains and losses from mortgage securitizations and mezzanine funds have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers.

The volatility between periods can be impacted by economic conditions, as well as by changes in the volume of activity, which can be influenced by us and our investment decisions. Realized investment gains and losses from mortgage securitizations and mezzanine funds were not excluded from segment after-tax operating income because we view the related gains and losses as an integral part of the core business of those operations.

Net realized investment and other gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to participating pension contract holder accounts. We believe presenting realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains to calculate segment after-tax operating income for the three and six month periods ended June 30, 2001 and 2000.

                                                                     Three months ended     Six months ended
                                                                          June 30,              June 30,
                                                                     ---------------------------------------
                                                                       2001       2000       2001       2000
                                                                     ---------------------------------------
                                                                                  (in millions)
Net realized investment and other gains (losses) ................    $(12.7)     $59.1     $(55.5)     $79.7
Amortization of deferred policy acquisition costs related to
   net realized investment gains (losses) .......................       6.7       (1.8)       5.9       (3.1)
Amounts credited (charged) to participating pension contract
   holder accounts ..............................................     (14.4)       2.5        5.6        4.6
                                                                     ---------------------------------------
Net realized investment and other gains (losses), net of
   related amortization of deferred policy acquisition costs
   and amounts credited to participating pension contract
   holders per unaudited consolidated financial
   statements (1) ...............................................     (20.4)      59.8      (44.0)      81.2
Realized investment (gains) losses attributable to mortgage
   securitizations and mezzanine funds ..........................       0.1       (0.2)      (2.5)      (2.0)
                                                                     ---------------------------------------
Realized investment and other gains (losses), net - pre-tax
   adjustment to calculate segment operating income .............     (20.3)      59.6      (46.5)      79.2
Less income tax effect ..........................................       6.0      (20.8)      17.4      (29.2)
                                                                     ---------------------------------------
Realized investment and other gains (losses), net -
   after-tax adjustment to calculate segment operating income ...    $(14.3)     $38.8     $(29.1)     $50.0
                                                                     =======================================

(1) Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contract holders for the three and six month periods ended June 30, 2001 and 2000, respectively, includes $(11.9) million and $(3.2) million and $(9.2) million and $(0.1) million, in net realized losses generated in the closed block. This balance is included in contribution from the closed block in the unaudited consolidated financial statements.

The Company incurred after-tax restructuring charges as part of its Competitive Position Project, which was undertaken to reduce costs and increase future operating efficiency by consolidating portions of our operations as well as associated with the sale of the Retirement Plan business. Additional information regarding restructuring costs is included in Note 3 - Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs were $4.3 million and $0.8 million, for the three months ended June 30, 2001 and 2000, respectively and $19.3 million and $7.7 million for the six month periods ended June 30, 2001 and 2000, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

During 1999, we recorded an amount related to the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account within the Corporate and Other Segment. The $5.7 million after-tax credit occurring in the first quarter of 2000 is a change in estimate of this transaction based on information that became available in 2000.

In December 2000, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 00-3. SOP 00-3 which was adopted with respect to accounting for demutualization expenses by the Company effective December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item for the three and six month periods ended June 30, 2000 of ($3.5) million (net of tax of ($1.9) million) and $10.2 million (net of tax of $0.4 million), respectively. No demutualization costs were recognized in 2001. The Company considers demutualization expenses to be an adjustment to GAAP recorded net income.

The Company incurred after-tax charges for other demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for other demutualization related expenses were $10.2 million (net of tax of $5.4 million) for the six month period ended June 30, 2000. No such costs were incurred in 2001.

Effective within the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies. During the three and six month periods ended June 30, 2000 the Company recognized a reduction in equity based taxes of $7.2 million, resulting from a revised estimate related to prior years. This after-tax credit was excluded from after-tax operating income for these periods.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Retail-Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                   Three months ended             Six months ended
                                                                        June 30,                      June 30,
                                                                  2001            2000          2001           2000
                                                                -----------------------------------------------------
                                                                                    (in millions)
Revenues (1)..............................................       $808.1          $779.1       $1,643.0       $1,550.3

Benefits and expenses.....................................        688.1           692.0        1,410.1        1,355.4

Income taxes..............................................         40.5            30.1           80.8           65.3
                                                                -----------------------------------------------------

Segment after-tax operating income (1)....................         79.5            57.0          152.1          129.6
                                                                -----------------------------------------------------

After-tax adjustments: (1)
   Realized investment and other gains
     (losses), net........................................        (18.2)            4.2          (23.7)           9.0
   Surplus tax............................................           --             2.9             --            2.9
   Demutualization expenses...............................           --             2.4             --           (6.9)
   Restructuring charges..................................         (1.6)           (0.6)          (2.8)          (3.6)
                                                                -----------------------------------------------------
Total after-tax adjustments...............................        (19.8)            8.9          (26.5)           1.4
                                                                -----------------------------------------------------

Income before cumulative effect of accounting changes.....         59.7            65.9          125.6          131.0
Cumulative effect of accounting changes, net of tax.......           --              --           11.7             --
                                                                -----------------------------------------------------
Net income................................................       $ 59.7          $ 65.9       $  137.3       $  131.0
                                                                =====================================================

Other Data:
Segment after-tax operating income:
   Non-traditional life (variable and universal life).....       $ 30.8          $ 21.9       $   61.9       $   48.1
   Traditional life.......................................         30.6            22.2           56.1           56.7
   Long-term care.........................................         17.6            13.9           35.5           25.9
   Other..................................................          0.5            (1.0)          (1.4)          (1.1)
                                                                -----------------------------------------------------
Segment after-tax operating income (1)....................       $ 79.5          $ 57.0       $  152.1       $  129.6
                                                                =====================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income was $79.5 million for the three months ended June 30, 2001, an increase of $22.5 million, or 39.5%, from $57.0 million for the three months ended June 30, 2000. Non-traditional life insurance business after-tax operating income increased $8.9 million, or 40.6%, primarily due to increased fee income. Traditional life insurance business after-tax operating income increased $8.4 million, or 37.8%, primarily resulting from reductions in operating expenses. Individual long-term care insurance business after-tax operating income increased $2.8 million, or 28.0%, resulting from lower expenses, higher investment income, and positive morbidity gains. Group long-term care insurance business after-tax operating income increased $0.9 million, or 23.1%, due to improved morbidity and higher investment income driven by the growth of business and assets respectively.

Revenues were $808.1 million for the three months ended June 30, 2001, an increase of $29.0 million, or 3.7%, from $779.1 million for the three months ended June 30, 2000. Premiums increased $9.8 million, or 2.5%, primarily due to individual long-term care insurance premiums, which increased $20.2 million, or 16.4%, driven by continued growth in the business and the Fortis acquisition. Partially offsetting this increase was a decline in traditional life insurance premiums of $12.6 million, or 5.3%, primarily caused by a decrease in term life insurance premiums due to the impact on sales of Regulation XXX price increases and decreased whole life insurance premiums due to customers' continued focus on non-traditional life products. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $101.9 million for the three months ended June 30, 2001, an increase of $14.7 million, or 16.9%, from $87.2 million for the three months ended June 30,

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

2000. This was primarily due to increases in both universal and variable life insurance product fees of $7.2 million and $7.5 million, respectively, from the comparable prior year period, primarily driven by advisory fee increases and universal life account value increases. The segment's net investment income increased $5.7 million, or 1.9%, primarily due to increased asset balances and improved portfolio yields.

Benefits and expenses were $688.1 million for the three months ended June 30, 2001, a decrease of $ 3.9 million, or 0.6%, from $692.0 million for the three months ended June 30, 2000. Benefits to policyholders increased $10.6 million, or 2.5%, due to growth in the individual long-term care insurance business. Individual long-term care insurance benefits increased primarily due to additions to reserves from the expansion of this business. Other operating costs and expenses decreased $31.8 million, or 26.3%, primarily due to a decrease of $31.1 million in operating expenses on traditional life insurance products mainly attributable to operating cost reductions. Dividends to policyholders increased $7.9 million, or 6.8%, primarily due to increased dividends on traditional life insurance products partially resulting from the implementation of a revised acquisition modeling system. Amortization of deferred policy acquisition costs increased $9.5 million, or 29.1%, due to increased amortization resulting from revised projections of estimated gross profits based upon changes in estimated future mortality and expense margins, and revised estimates relating to the implementation of new modeling systems during the period in both the traditional and non-traditional life products. The Segment's effective tax rate on operating income was 33.8% and 34.6% for the three months ended June 30, 2001 and 2000, respectively.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income was $152.1 million for the six months ended June 30, 2001, an increase of $22.5 million, or 17.4%, from $129.6 million for the six months ended June 30, 2000. Non-traditional life insurance business after-tax operating income increased $13.8 million, or 28.7%, primarily due to higher fee income and net investment income. Traditional life insurance business after-tax operating income decreased $0.6 million, or 1.1%, primarily resulting from higher amortization of deferred policy acquisitions costs related to anticipated changes to future dividend scales, mostly offset by reductions in operating expenses. Individual long-term care insurance business after-tax operating income increased $6.2 million, or 33.0%, resulting from lower expenses, higher investment income, and positive morbidity gains. Group long-term care insurance business after-tax operating income increased $3.4 million, or 47.9%, due to improved morbidity, and improved investment income driven by the growth in business.

Revenues were $1,643.0 million for the six months ended June 30, 2001, an increase of $92.7 million, or 6.0%, from $1,550.3 million for the six months ended June 30, 2000. Premiums increased $50.0 million, or 6.6%, primarily due to individual long-term care insurance premiums, which increased $63.0 million, or 29.5%, driven by continued growth in the business and the Fortis acquisition. Partially offsetting this increase was a decline in traditional life insurance premiums of $17.5 million, or 3.5%, driven by a decrease in term life insurance premiums due to the impact on sales of Regulation XXX price increases and decreased whole life insurance premiums due to customers' continued focus on non-traditional life products. Universal life and investment-type product charges were $203.8 million for the six months ended June 30, 2001, an increase of $5.2 million, or 2.6%, from $198.6 million for the six months ended June 30, 2000. This increase was due primarily to the universal life insurance product fees, which increased by $9.6 million, or 34.2%, from the comparable prior year period, primarily driven by increased fees due to higher account values. Segment net investment income increased $36.4 million, or 6.2%, primarily due to increased asset balances and improved portfolio yields.

Benefits and expenses were $1,410.1 million for the six months ended June 30, 2001, an increase of $54.7 million, or 4.0%, from $1,355.4 million for the six months ended June 30, 2000. Benefits to policyholders increased $49.2 million, or 5.8%, due to growth in the individual long-term care insurance business driven by the Fortis acquisition. Individual long-term care insurance benefits increased primarily due to additions to reserves for premium growth and to higher claim volume from the expansion of this business. Other operating costs and expenses decreased $36.8 million, or 17.0%, primarily due to a decrease of $38.2 million in operating expenses on traditional life insurance products mainly attributable to operating cost reductions. Dividends to policyholders increased $1.8 million, or 0.8%, primarily due to increased dividends on traditional life insurance products. Amortization of deferred policy acquisition costs increased $40.5 million, or 74.0%, primarily due to increased amortization resulting from a change in the dividend scale in traditional life products and changes in estimated future mortality and expense margins in the non-traditional life products. The Segment's effective tax rate on operating income was 34.7% and 33.5% for the six months ended June 30, 2001 and 2000, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Retail-Asset Gathering Segment

     The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                  Three months ended                 Six months ended
                                                                       June 30,                          June 30,
                                                                 2001            2000             2001             2000
                                                                --------------------------------------------------------
                                                                                      (in millions)
Revenues (1)..............................................      $294.9          $299.5           $583.8           $596.9

Benefits and expenses.....................................       239.4           256.1            481.5            498.9

Income taxes..............................................        18.1            14.1             33.4             32.4
                                                                --------------------------------------------------------

Segment after-tax operating income (1)....................        37.4            29.3             68.9             65.6
                                                                --------------------------------------------------------

After-tax adjustments: (1)
  Realized investment and other
     gains, net...........................................       (11.2)            2.5             (6.6)             3.7
  Surplus tax.............................................          --             0.1               --              0.1
  Demutualizaton expenses, net of tax.....................          --             0.5               --             (0.1)
  Other demutualization related costs.....................          --              --               --             (1.4)
  Restructuring charges...................................        (1.9)           (0.1)           (15.1)            (1.0)
                                                                --------------------------------------------------------
Total after-tax adjustments...............................       (13.1)            3.0            (21.7)             1.3
                                                                --------------------------------------------------------

Income before cumulative effect of accounting changes.....        24.3            32.3             47.2             66.9
Cumulative effect of accounting changes...................          --              --             (0.5)              --
                                                                --------------------------------------------------------

Net income................................................      $ 24.3          $ 32.3           $ 46.7           $ 66.9
                                                                ========================================================

Other Data:
Segment after-tax operating income (loss):
   Annuity................................................      $ 21.5          $ 19.8           $ 41.7           $ 45.6
   Mutual funds...........................................        13.7            10.7             28.1             22.1
   Other..................................................         2.2            (1.2)            (0.9)            (2.1)
                                                                --------------------------------------------------------
Segment after-tax operating income........................      $ 37.4          $ 29.3           $ 68.9           $ 65.6
                                                                ========================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income was $37.4 million for the three months ended June 30, 2001, an increase of $8.1 million, or 27.6%, from $29.3 million reported in the comparable prior year period. Annuity business after-tax operating income was $21.5 million for the three months ended June 30, 2001, an increase of $1.7 million, or 8.6%, primarily due to increased net investment income and lower operating expenses, partially offset by increased benefits to policyholders and reduced fees on variable annuity products. Mutual funds after-tax operating income increased $3.0 million, or 28.0%, primarily due to lower commissions and operating expenses that decreased $25.6 million, or 25.8% from the comparable prior year period.

Revenues were $294.9 million for the three months ended June 30, 2001, a decrease of $4.6 million, or 1.5%, from $299.5 million reported for the comparable prior year period. The decrease in revenues was primarily due to lower management advisory fees and commission income which decreased $19.7 million, or 14.2% driven by the mutual funds business due to a decrease in average assets under management and lower sales. Net investment income was $122.8 million for the three months ended June 30, 2001, an increase of $9.5 million, or 8.3%, from $113.3 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products. Investment-type product fees were $32.6 million for the three months ended June 30, 2001, a decrease of $1.7 million, or 5.0%, from $34.3 million reported for the comparable prior year period. The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

which decreased 16.4% to $6,530.7 million for the three months ended June 30, 2001 from $7,809.6 million reported in the comparable prior year period. The decrease in average variable annuity reserves is driven by depreciation of the equity markets. The mortality and expense fees as a percentage of average account balances were 1.29% for the three months ended June 30, 2001 and 2000.

Investment management revenues, commissions, and other fees were $119.1 million for the three months ended June 30, 2001, a decrease of $19.7 million, or 14.2%, from $138.8 million for the comparable prior year period. Average mutual fund assets under management were $30,139.3 million for the three months ended June 30, 2001, a decrease of $2,332.3 million or 7.2%, from $32,471.6 million reported in the comparable prior year period, due to net redemptions and market depreciation in latter half of the prior year. The mutual fund business experienced net redemptions for the three months ended June 30, 2001 of $136.5 million compared to net redemptions of $60.4 million in the comparable prior year period. Excluding the sale of the full service retirement business, the mutual fund business incurred $186.8 million in net deposits for the three months ended June 30, 2001. The redemptions related to the sale of the full-service retirement plan business were $323.3 million. The mutual fund business assets under management grew due to realized net market appreciation of $1,625.4 million for the three months ended June 30, 2001 compared to $1,096.6 million of market depreciation in the comparable prior year period. Deposits and reinvestments for the second quarter of 2001 increased to $1,529.7 million, an increase of $210.8 million, or 16.0%, compared to $1,318.9 million in the comparable prior year period. Investment advisory fees were $47.0 million for the three months ended June 30, 2001, a decrease of $0.5 million, or 1.0%, from $47.5 million reported in the comparable prior year period and were 0.62% and 0.59% of average mutual fund assets under management for the three months ended June 30, 2001 and 2000, respectively. Underwriting and distribution fees decreased $20.7 million, or 26.4%, to $57.6 million for the three months ended June 30, 2001, primarily due to a decrease in front end load charge mutual fund sales and lower deferred sales charges due to decreased redemptions. Shareholder service and other fees were $14.7 million for the three months ended June 30, 2001.

Benefits and expenses decreased $16.7 million, or 6.5%, to $239.4 million for the three months ended June 30, 2001 from $256.1 million reported in the comparable prior year period. Benefits to policyholders increased $22.9 million, or 25.5%, primarily due to an increase in interest credited on fixed annuity account balances due to higher average account balances. Other operating costs and expenses decreased $32.3 million, or 22.2%, to $112.9 million for the three months ended June 30, 2001 from $145.2 million reported in the comparable prior year period primarily due to the decrease in commission fees incurred in the mutual fund business, the result of lower front-end load mutual fund sales and lower deferred sales charges due to lower redemptions. In addition, operating expenses decreased in the annuities and mutual fund businesses due to expense reduction programs. The decrease in expenses in the mutual fund business was driven by lower subadvisory asset based fees due to a decline in average assets under management and the sale of the retirement plan record-keeping business. Amortization of deferred policy acquisition costs decreased $7.3 million, or 34.8%, to $13.7 million for the three months ended June 30, 2001 from $21.0 million reported in the comparable prior year period, primarily in the variable annuities business due to improved separate account performance and lower lapses. The Segment's effective tax rate on operating income was 32.6% and 32.5% for the three months ended June 30, 2001 and 2000, respectively.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income was $68.9 million for the six months ended June 30, 2001, an increase of $3.3 million, or 5.0%, from $65.6 million reported in the comparable prior year period. Annuity business after-tax operating income was $41.7 million for the six months ended June 30, 2001, a decrease of $3.9 million, or 8.6%, primarily due an increase in benefits to policyholders, partially offset by increased net investment income. Mutual funds after-tax operating income increased $6.0 million, or 27.1%, primarily due to lower commissions and operating expenses that decreased $59.0 million, or 28.3% from the comparable prior year period, partially offset by lower management advisory fees, commissions, and other fee revenue.

Revenues were $583.8 million for the six months ended June 30, 2001, a decrease of $13.1 million, or 2.2%, from $596.9 million reported for the comparable prior year period. The decrease in revenues was due to lower management advisory fees and commission income which decreased $55.4 million, or 19.1% primarily from the mutual funds business due to a decrease in average assets under management and lower sales. Net investment income was $242.6 million for the six months ended June 30, 2001, an increase of $26.7 million, or 12.4%, from $215.9 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products. Investment-type product fees were $65.4 million for the six months ended June 30, 2001, a decrease of $4.5 million, or 6.4%, from $69.9 million reported for the comparable prior year period. The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves, driven by depreciation of the equity markets and lapses in the latter half of the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

prior year. Average variable annuity reserves decreased 10.1% to $6,932.9 million for the six months ended June 30, 2001 from $7,712.8 million reported in the comparable prior year period. The mortality and expense fees as a percentage of average account balances were 1.24% and 1.36% for the six months ended June 30, 2001 and 2000, respectively.

Investment management revenues, commissions, and other fees were $234.4 million for the six months ended June 30, 2001, a decrease of $55.4 million, or 19.1%, from $289.8 million for the comparable prior year period. Average mutual fund assets under management were $30,349.8 million for the six months ended June 30, 2001, a decrease of $2,322.6 million or 7.1%, from $32,672.4 million reported in the comparable prior year period, due to redemptions and market depreciation in the latter half of the prior year. The mutual fund business experienced net deposits for the six months ended June 30, 2001 of $124.1 million compared to net redemptions of $364.4 million in the comparable prior year period, despite difficult market conditions in the six months ended June 30, 2001. The mutual fund business incurred $257.3 million in net redemptions for the six months ended June 30, 2001 related to the sale of the full-service retirement plan business. Absent this one time event, the mutual fund business experienced net deposits of $381.4 million for the same period. Deposits and reinvestments for the six months ended June 30, 2001 include the funding of a $247 million institutional advisory account. Investment advisory fees were $93.1 million for the six months ended June 30, 2001, a decrease of $2.3 million, or 2.4%, from $95.4 million reported in the comparable prior year period and were 0.61% and 0.59% of average mutual fund assets under management for the six months ended June 30, 2001 and 2000, respectively. Underwriting and distribution fees decreased $53.9 million, or 31.6%, to $116.6 million for the six months ended June 30, 2001, primarily due to a decrease in front end load mutual fund sales and lower deferred sales charges due to decreased redemptions. Shareholder service and other fees were $24.9 million for the six months ended June 30, 2001 compared to $23.9 million reported in the comparable prior year period.

Benefits and expenses decreased $17.4 million, or 3.5%, to $481.5 million for the six months ended June 30, 2001 from $498.9 million reported in the comparable prior year period. Benefits to policyholders increased $48.5 million, or 28.6%, primarily due to an increase in interest credited on fixed annuity account balances due to higher average account balances. Other operating costs and expenses decreased $66.9 million, or 22.8%, to $226.1 million for the six months ended June 30, 2001 from $293.0 million reported in the comparable prior year period. The decrease was primarily due to the decrease in commission fees incurred in the mutual fund business, the result of lower front-end load mutual fund sales and lower deferred sales charges due to lower redemptions. In addition, mutual fund operating expenses decreased due to operating efficiencies, lower subadvisory asset based fees due to a decline in average assets under management, and the sale of the retirement plan record-keeping business. Amortization of deferred policy acquisition costs increased $1.0 million to $37.1 million for the six months ended June 30, 2001 from $36.1 million reported in the comparable prior year period. The Segment's effective tax rate on operating income was 32.6% and 33.0% for the six months ended June 30, 2001 and 2000, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Institutional-Guaranteed and Structured Financial Products Segment

The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                  2001           2000            2001            2000
                                                                 -----------------------------------------------------
                                                                                     (in millions)
Revenues (1)..............................................       $516.9          $720.9       $1,376.2        $1,207.1

Benefits and expenses.....................................        428.1           634.1        1,198.8         1,036.1

Income taxes..............................................         29.2            29.9           58.8            58.9
                                                                 -----------------------------------------------------

Segment after-tax operating income (1)....................         59.6            56.9          118.6           112.1
                                                                 -----------------------------------------------------

After-tax adjustments: (1)
   Realized investment and other gains
     (losses), net........................................         (6.2)           (8.4)         (14.4)          (13.1)
   Restructuring charges..................................         (0.6)           (0.1)          (0.7)           (2.2)
   Surplus tax............................................           --             1.5             --             1.5
   Demutualization expenses, net of tax...................           --             0.4             --            (0.2)
   Other demutualization related costs....................           --            (0.1)            --            (1.7)
   Group pension dividend transfer........................           --              --             --             5.7
                                                                 -----------------------------------------------------
Total after-tax adjustments...............................         (6.8)           (6.7)         (15.1)          (10.0)
                                                                 -----------------------------------------------------

Income before cumulative effect of accounting changes.....         52.8            50.2          103.5           102.1
Cumulative effect of accounting changes net of tax........           --              --           (1.2)             --
                                                                 -----------------------------------------------------
Net income................................................       $ 52.8          $ 50.2       $  102.3        $  102.1
                                                                 =====================================================

Other Data:
Segment after-tax operating income:
   Spread-based products:
     GICs and funding agreements..........................       $ 38.2          $ 33.2       $   78.3        $   68.6
     Single premium annuities.............................         15.2            14.5           27.4            26.5
   Fee-based products.....................................          6.2             9.2           12.9            17.0
                                                                 -----------------------------------------------------
Segment after-tax operating income (1)....................       $ 59.6          $ 56.9       $  118.6        $  112.1
                                                                 =====================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income was $59.6 million for the three months ended June 30, 2001, an increase of $2.7 million, or 4.7%, from $56.9 million reported in the comparable prior-year period. Spread-based product's after-tax operating income was $53.4 million, an increase of $5.7 million, or 11.9%, from $47.7 million reported in the comparable prior year period, primarily due to increased investment spreads as a result of an increase in average invested assets. On a total-company basis, GICs and funding agreements accounted for 19.2% of after-tax operating income for the three months ended June 30, 2001 as compared to 18.1% in the comparable prior period. Fee-based products' after-tax operating income was $6.2 million, a decrease of $3.0 million, or 32.6%, from $9.2 million reported in the comparable prior year period, primarily due to lower asset-based fees on Separate Account GICs.

Revenues decreased $204.0 million, or 28.3%, to $516.9 million for the three months ended June 30, 2001 from $720.9 million reported in the comparable prior year period, largely due to a $242.4 million decrease in premiums driven by single premium annuities. Investment-type product charges were $15.8 million for the three months ended June 30, 2001, a decrease of $1.5 million, or 8.7%, primarily due to lower asset based fees on Separate Account GICs. Investment-type product charges were 0.52% and 0.55% of average fee-based policy reserves for the three months ended June 30, 2001 and 2000, respectively. Net investment income increased $39.9 million, or 9.4%, to $464.7 million for the three months ended June 30, 2001 compared to the prior year period, primarily as a result of a

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $4,335.9 million, or 25.9% to $21,045.2 million for the three months ended June 30, 2001 from $16,709.3 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 7.85% for the three months ended June 30, 2001 compared to 8.79% reported in the prior year period, reflecting the lower interest rate environment in the current period.

Benefits and expenses decreased $206.0 million, or 32.5%, to $428.1 million for the three months ended June 30, 2001 from $634.1 million reported in the comparable prior year period. The decrease was largely due to a $200.6 million decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts, which decreased the change in the annuity reserves by $278.6 million. Interest credited on account balances for spread-based products was $319.3 million for the three months ended June 30, 2001, an increase of $41.1 million, or 14.8%, from $278.2 million reported in the comparable prior year period. The increase in interest credited was due to an increase in average account balances for spread-based products of $3,761.8 million to $19,725.2 million for the three months ended June 30, 2001 from $15,963.4 million reported in the comparable prior year period partially offset by a decrease in the average interest credited rate on account balances for spread-based products. Other operating costs and expenses were $14.5 million for the three months ended June 30, 2001, a decrease of $3.5 million, or 19.4%, from $18.0 million reported in the comparable prior year period. The decrease was primarily due to lower compensation expenses and lower systems expenses related to projects completed during 2000. Dividends of $8.8 million for the three months ended June 30, 2001, decreased $2.0 million, or 18.5%, from $10.8 million reported in the comparable prior year period, reflecting a lower level of distributable surplus to participating contract holder accounts. The Segment's effective tax rates on operating income were 32.9% and 34.4% for the three months ended June 30, 2001 and 2000, respectively. The decrease in the effective tax rate is primarily due to increases in certain tax credits and deductions in the current period.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income was $118.6 million for the six months ended June 30, 2001, an increase of $6.5 million, or 5.8%, from $112.1 million reported in the comparable prior-year period. Spread-based product after-tax operating income was $105.7 million, an increase of $10.6 million, or 11.1%, from $95.1 million reported in the comparable prior year period, primarily due to increased investment spreads largely as a result of growth in the average invested assets of $3,547.6 million to $20,280.6 million. On a total-company basis, GICs and funding agreements accounted for 20.1% of after-tax operating income for the six months ended June 30, 2001 as compared to 17.6% in the comparable prior period. Fee-based product after-tax operating income was $12.9 million, a decrease of $4.1 million, or 24.1%, from $17.0 million reported in the comparable prior year period, primarily due to lower asset-based fees on Separate Account GICs.

Revenues increased $169.1 million, or 14.0%, to $1,376.2 million for the six months ended June 30, 2001 from $1,207.1 million reported in the comparable prior year period, largely due to a $90.4 million increase in premiums, which follow sales proceeds of our annuity products. Investment-type product charges were $30.8 million for the six months ended June 30, 2001, a decrease of $3.5 million, or 10.2%, primarily due to lower expense recoveries from participating contracts. Investment-type product charges were 0.51% and 0.56% of average fee-based policy reserves for the six months ended June 30, 2001 and 2000, respectively. Net investment income increased $82.4 million, or 9.7%, to $931.8 million for the six months ended June 30, 2001 compared to the prior year period, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $3,547.7 million, or 21.2% to $20,280.7 million for the six months ended June 30, 2001 from $16,733.0 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 8.16% for the six months ended June 30, 2001 compared to 8.69% reported in the prior year period, reflecting the lower interest rate environment in the current period.

Benefits and expenses increased $162.7 million, or 15.7%, to $1,198.8 million for the six months ended June 30, 2001 from $1,036.1 million reported in the comparable prior year period. The increase was largely due to a $169.8 million increase in benefits to policyholders as a result of increased sales of single premium annuity contracts, which increased the change in the annuity reserves by $25.7 million. Interest credited on account balances for spread-based products was $639.1 million for the six months ended June 30, 2001, an increase of $84.2 million, or 15.2%, from $554.9 million reported in the comparable prior year period. The increase in interest credited was due to an increase in average account balances for spread-based products of $3,127.2 million to $19,107.8 million for the six months ended June 30, 2001 from $15,980.6 million reported in the comparable prior year period partially offset by a decrease in the average interest credited rate on account balances for spread-based products. The decrease in the average interest credited rate on account balances for spread-based products reflects the lower interest rate environment in the current period. Other operating costs and expenses were $26.8 million for the six months ended

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

June 30, 2001, a decrease of $6.5 million, or 19.5%, from $33.3 million reported in the comparable prior year period. The decrease was primarily due to lower compensation expenses and lower systems expenses related to projects completed during 2000. Dividends of $17.5 million for the six months ended June 30, 2001, decreased $0.8 million, or 4.4%, from $18.3 million reported in the comparable prior year period, reflecting a lower level of distributable surplus to participating contract holder accounts. The Segment's effective tax rates on operating income were 33.1% and 34.5% for the six months ended June 30, 2001 and 2000, respectively. The decrease in the effective tax rate is primarily due to increases in certain tax credits and deductions in the current period.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Institutional-Investment Management Segment

The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                  2001           2000            2001            2000
                                                                  ----------------------------------------------------
                                                                                     (in millions)
Revenues (1)..............................................        $30.9           $48.7          $66.5          $127.9

Benefits and expenses.....................................         23.3            30.3           49.8            73.4

Income taxes..............................................          3.0             7.4            6.7            22.1
                                                                  ----------------------------------------------------

Segment after-tax operating income (1)....................          4.6            11.0           10.0            32.4
                                                                  ----------------------------------------------------

After-tax adjustments: (1)
   Realized investment and other gains, net...............           --             0.3           (0.1)            0.3
   Restructuring charges..................................         (0.1)             --           (0.5)             --
                                                                  ----------------------------------------------------
Total after-tax adjustments...............................         (0.1)            0.3           (0.6)            0.3
                                                                  ----------------------------------------------------

Income before cumulative effect of
   accounting changes.....................................          4.5            11.3            9.4            32.7
Cumulative effect of accounting changes...................           --              --           (0.2)             --
                                                                  ----------------------------------------------------
Net income................................................        $ 4.5           $11.3          $ 9.2          $ 32.7
                                                                  ====================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income was $4.6 million for the three months ended June 30, 2001, a decrease of $6.4 million, or 58.2%, from $11.0 million reported in the comparable prior year period. The decrease was primarily due to lower investment advisory fees.

Revenues decreased $17.8 million, or 36.6%, to $30.9 million for the three months ended June 30, 2001 from $48.7 million reported in the comparable prior year period. Net investment income was $3.7 million for the three months ended June 30, 2001, a decrease of $1.0 million from $4.7 million reported in the comparable prior year period, primarily due to the sale of Energy Investors Management Company and other related subsidiaries in 2000. Investment management revenues, commissions, and other fees decreased $16.1 million, or 37.2%, for the three months ended June 30, 2001, primarily due to a decrease in investment advisory fees, which decreased $15.7 million to $25.5 million for the three months ended June 30, 2001 compared to $41.2 million reported in the prior year period primarily due to a $9.8 million incentive fee receipt in connection with settlement of a lawsuit and a $1.5 million performance fee received by the mezzanine fund manager during the second quarter 2000, while the balance came from lower assets under management in the segment in 2001. Investment management revenues, commissions and other fees were 0.37% and 0.45% of average advisory assets under management in 2001 and 2000, respectively. Mortgage origination and servicing fees were $1.8 million for the three months ended June 30, 2001 compared to $2.1 million in 2000. Realized investment gains decreased $0.3 million for the three months ended June 30, 2001.

Benefits and expenses were $23.3 million for the three months ended June 30, 2001, a decrease of $7.0 million, or 23.1%, from $30.3 million reported in the comparable prior year period. The decrease was primarily due to a $2.8 million incentive compensation payment related to the receipt of the lawsuit settlement in the timber management operation and a $0.9 million performance fee paid for the management of the mezzanine fund during the second quarter 2000. Other operating costs and expenses were 0.32% and 0.31% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 39.5% and 40.2% for the three months ended June 30, 2001 and 2000, respectively. The effective tax rate for the Institutional Investment Management Segment is higher than our other business segments primarily due to the state tax on certain subsidiaries.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income was $10.0 million for the six months ended June 30, 2001, a decrease of $22.4 million, or 69.1%, from $32.4 million reported in the comparable prior year period. The decrease was primarily due to lower investment advisory fees from lower average assets under management in the current period.

Revenues decreased $61.4 million, or 48.0%, to $66.5 million for the six months ended June 30, 2001 from $127.9 million reported in the comparable prior year period. Net investment income was $9.2 million for the six months ended June 30, 2001, a decrease of $1.1 million from reported in the comparable prior year period, primarily due to the sale of Energy Investors Management Company and other related subsidiaries in 2000. Investment management revenues, commissions, and other fees decreased $60.0 million, or 52.3%, for the six months ended June 30, 2001, primarily due to a decrease in investment advisory fees, which decreased $59.1 million to $52.0 million for the six months ended June 30, 2001 compared to $111.1 million reported in the prior year period. The decrease in investment advisory fees was primarily due to lower assets under management in the current year period, a $45.3 million incentive fee receipt in connection with the restructuring of a timber management contract, and a $6.1 million performance fee received by the mezzanine fund manager and a legal settlement during the prior year period, associated with our timber management operation. Investment management revenues, commissions and other fees were 0.36% and 0.59% of average advisory assets under management in 2001 and 2000, respectively. Mortgage origination and servicing fees were $2.8 million for the six months ended June 30, 2001 compared to $3.7 million in 2000. Realized investment gains increased $0.5 million for the six months ended June 30, 2001, primarily due to larger collateralized mortgage-backed securitizations in the first quarter of 2001 as compared to the first quarter of 2000.

Benefits and expenses were $49.8 million for the six months ended June 30, 2001, a decrease of $23.6 million, or 32.2%, from $73.4 million reported in the comparable prior year period. The decrease was primarily due to a $13.5 million incentive compensation payment related to the receipt of the incentive fee on the timber management contract, a $3.6 million performance fee paid for the management of the mezzanine fund and a legal settlement during the prior year period in our timber management operation. Other operating costs and expenses were 0.33% and 0.38% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 40.1% and 40.6% for the six months ended June 30, 2001 and 2000, respectively. The effective tax rate for the Institutional Investment Management Segment is higher than our other business segments primarily due to the state tax on certain subsidiaries.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Corporate and Other Segment

The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                  2001           2000            2001            2000
                                                                 -----------------------------------------------------
                                                                     (in millions)                  (in millions)
Revenues (1)..............................................       $516.6          $454.7         $881.6          $920.3

Benefits and expenses.....................................        508.1           412.2          849.4           852.5

Income taxes..............................................         (9.8)           13.0           (8.1)           18.4
                                                                 -----------------------------------------------------

Segment after-tax operating income (1)....................         18.3            29.5           40.3            49.4
                                                                 -----------------------------------------------------

After-tax adjustments: (1)
   Realized investment and other gains (losses), net......         21.3            40.2           15.7            50.1
   Restructuring charges..................................         (0.1)             --           (0.2)           (0.9)
   Surplus tax............................................           --             2.7             --             2.7
   Demutualization expenses, net of tax...................           --             0.2             --            (9.7)
   Other demutualization related costs....................           --             0.1             --            (0.4)
                                                                 -----------------------------------------------------
Total after-tax adjustments...............................         21.2            43.2           15.5            41.8
                                                                 -----------------------------------------------------

Income before cumulative effect of accounting changes.....         39.5            72.7           55.8            91.2
Cumulative effect of accounting changes...................           --              --           (2.6)             --
                                                                 -----------------------------------------------------
Net income................................................       $ 39.5          $ 72.7         $ 53.2          $ 91.2
                                                                 =====================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income from international operations was $7.9 million for the three months ended June 30, 2001, an increase of $0.3 million from $7.6 million reported in the comparable prior year period. The increase in segment after-tax operating income is primarily due to The Maritime Life Assurance Company, an indirect 100% owned Canadian subsidiary of the Company. Increased benefit and claim costs/reduced fees from assets under management associated with equity investment, expenses for integration related expenses and employee benefits were more than offset by tax benefits associated with the reduction in Canadian tax rates.

Segment after-tax operating income from corporate operations was $8.6 million for the three months ended June 30, 2001, a decrease of $9.8 million from $18.4 million reported in the comparable prior year period. The decrease was primarily due to lower investment income on corporate surplus due to greater surplus requirements in our other business lines, and decreased net investment income caused by the stock buyback program and dividends to stockholders paid for the first time at the end of last year.

The Segment's effective tax rate on operating income was (115.3%) and 30.6% for the three months ended June 30, 2001 and 2000, respectively. This rate decreased primarily due to a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction and a reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income from international operations was $26.0 million for the six months ended June 30, 2001, an increase of $15.3 million from $10.7 million reported in the comparable prior year period. The increase in segment after-tax operating income is primarily due to Maritime where individual life experienced favorable

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

expense, mortality and investment margins and group insurance benefited from rate strengthening, favorable claims experience and reinsurance programs that were put in place in 2000.

Segment after-tax operating income from corporate operations was $10.8 million for the six months ended June 30, 2001, a decrease of $25.0 million from $35.8 million reported in the comparable prior year period. The decrease was primarily due to nonrecurring investment income on the proceeds from the IPO in 2000 as well as lower investment income on corporate surplus due to greater surplus requirements in our other business lines and the negative impact to net investment income associated with the stock buyback program.

The Segment's effective tax rate on operating income was (25.2%) and 27.1% for the six months ended June 30, 2001 and 2000, respectively. This rate decreased primarily due to a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction and a reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates.

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

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $55.3 billion and $52.2 billion as of June 30, 2001 and December 31, 2000, respectively. The portfolio composition has not significantly changed at June 30, 2001 as compared to December 31, 2000. The following table shows the composition of investments in our general account portfolio.

                                          As of June 30,          As of December 31,
                                               2001                      2000
                                    -----------------------------------------------------
                                      Carrying       % of       Carrying       % of
                                        Value        Total        Value        Total
                                    -----------------------------------------------------
                                          (in millions)             (in millions)
Fixed maturity securities (1).....     $37,950.4      68.6%      $32,573.4      62.4%
Mortgage loans (2)................      10,757.5      19.5        10,900.0      20.9
Real estate.......................         501.5       0.9           519.0       1.0
Policy loans (3)..................       1,987.0       3.6         1,969.2       3.8
Equity securities.................       1,310.2       2.4         1,372.3       2.6
Other invested assets.............       1,592.3       2.9         1,393.7       2.6
Short-term investments............         183.6       0.3           214.0       0.4
Cash and cash equivalents (4).....       1,021.9       1.8         3,280.0       6.3
                                    -----------------------------------------------------
   Total invested assets (5)......     $55,304.4     100.0%      $52,221.6     100.0%
                                    =====================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $752.5 million and $735.3 million as of June 30, 2001 and December 31, 2000, respectively. Carrying value is composed of investments categorized as held-to-maturity, which are carried at amortized cost, and investments categorized as available-for-sale, which are carried at fair value. The total fair value of our fixed maturity security portfolio was $37,922.6 million and $32,393.5 million, at June 30, 2001 and December 31, 2000, respectively.

(2) The fair value of the mortgage loan portfolio was $11,170.9 million and $11,359.6 million as of June 30, 2001 and December 31, 2000, respectively.

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company.

(5) Total Investments on the Company's Consolidated Balance Sheet excludes amounts for cash and cash equivalents of $1,021.9 million and $3,280.0 million as of June 30, 2001 and December 31, 2000 and closed block total investments of $8,798.6 million and $8,203.2 million as of June 30, 2001 and December 31, 2000, respectively.

Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of June 30, 2001, fixed maturity securities represented 68.6% of general account investment assets with a carrying value of $38.0 billion, roughly comprised of 55% public securities and 45% private securities. Each year the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds, while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's net worth.

The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                          As of June 30,          As of December 31,
                                               2001                      2000
                                    -----------------------------------------------------
                                      Carrying       % of       Carrying       % of
                                        Value        Total        Value        Total
                                    -----------------------------------------------------
                                          (in millions)             (in millions)
Corporate securities..............     $30,150.5      79.4%      $25,193.6      77.4%
MBS/ABS...........................       6,069.2      16.0         5,483.5      16.8
U.S. Treasury securities and
   obligations of U.S. government
   agencies.......................         127.6       0.3           205.8       0.6
Debt securities issued by foreign
   governments....................       1,466.6       3.9         1,549.9       4.8
Obligations of states and political
   subdivisions...................         136.5       0.4           140.6       0.4
                                    -----------------------------------------------------
     Total........................     $37,950.4     100.0%      $32,573.4     100.0%
                                    =====================================================

In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to the portfolios without incurring the risk of cash flow variability. The Company believes the portion of the MBS/ABS portfolio subject to prepayment risk as of June 30, 2001 and December 31, 2000 was limited to 12.4% and 3.3% of total MBS/ABS portfolio and 2.0% and 0.6% of total fixed maturity securities holdings, respectively. The increase is due to a $500 million portfolio in a new duration neutral strategy used in the corporate investment segment as a liquid alternative to a cash portfolio.

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's (S&P) and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

The following table sets forth the SVO ratings for our bond portfolio along with an equivalent S&P rating agency designation. The majority of the bonds are investment grade, with 87.7% invested in Category 1 and 2 securities as of June 30, 2001. Below investment grade bonds were 8.3% of total invested assets as of June 30, 2001. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio. A majority (61.7%) of below investment grade bonds are in category 3, the highest quality below investment grade. Category 6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $256.9 million and $216.7 million as of June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001 and December 31, 2000, $5.9 million and $2.6 million, respectively, of interest on bonds near default was included in accrued investment income. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in default and accrue interest income on bonds near default that the Company expects to collect.

                     Fixed Maturity Securities -- By Quality

                                                 As of June 30,                          As of December 31,
                                ---------------------------------------------------------------------------------
                                                      2001                                      2000
                                ---------------------------------------------------------------------------------
    SVO       S&P Equivalent             Carrying               % of                Carrying            % of
Rating (1)    Designation (2)            Value (3)              Total               Value (3)           Total
-----------------------------------------------------------------------------------------------------------------
                                       (in millions)                              (in millions)
     1     AAA/AA/A.............         $17,723.5               47.6%              $14,614.2           45.9%
     2     BBB..................          14,901.1               40.1                12,877.8           40.5
     3     BB...................           2,820.0                7.6                 2,793.3            8.8
     4     B....................           1,027.4                2.7                 1,066.4            3.3
     5     CCC and lower........             469.0                1.3                   269.7            0.8
     6     In or near default...             256.9                0.7                   216.7            0.7
                                ---------------------------------------------------------------------------------
           Total................         $37,197.9              100.0%              $31,838.1          100.0%
                                =================================================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $752.5 million and $735.3 million as of June 30, 2001 and December 31, 2000, respectively.

Mortgage Loans. As of June 30, 2001 and December 31, 2000, the Company held mortgage loans with a carrying value of $10.8 billion and $10.9 billion, respectively, including $2.5 billion at each period end of agricultural loans, and $1.3 billion and $1.2 billion, respectively, of loans managed by our majority-owned Canadian subsidiary, Maritime Life Assurance Company, of which $0.6 billion at each period end were government-insured by the Canada Mortgage and Housing Corporation (CMHC).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on the general account portfolio decreased from the three months ended and the six months ended June 30, 2000. The lower yield was impacted by floating rate instruments which reflect a decrease in the three-month LIBOR of 291 basis points, and the result of scheduled maturities rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in our 2000 fixed maturity portfolio. The inflow of new cash was invested at rates that were less than the overall portfolio earnings rate during the first half of 2000. Indicative of this environment, between June 2000 and June 2001, the 10-year U.S. Treasury rate fell by 62 basis points, while Moody's seasoned BAA spreads fell by 31 basis points.

                                            Three Months Ended                         Six Months Ended
                                       As of                 As of                 As of               As of
                                   June 30, 2001         June 30, 2000         June 30, 2001       June 30, 2000
                                ------------------------------------------------------------------------------------
                                  Yield    Amount       Yield      Amount     Yield     Amount    Yield    Amount
                                ------------------------------------------------------------------------------------
                                   (in millions)         (in millions)         (in millions)       (in millions)
General account
assets-excluding policy loans
   Gross income                 7.81%    $ 1,027.1       8.31%  $   995.6      7.77%    2,011.8   8.42%    $ 2,005.7
   Ending assets-excluding
      policy loans                        53,317.4               48,465.7              53,317.4             48,465.7
Policy loans
   Gross income                 6.26%         31.0       6.27%       30.5      6.29%       62.2   6.18%         60.0
   Ending assets                           1,987.0                1,947.7                1987.0              1,947.7
     Total gross income         7.76%      1,058.1       8.23%    1,026.1      7.72%    2,074.0   8.34%      2,065.7
     Less: investment expenses               (62.1)                 (55.7)               (127.6)              (137.9)
                                         ---------              ---------              --------            ---------
       Net investment
          income (1)            7.30%     $  996.0       7.78%  $   970.4      7.24%    1,946.4   7.78%    $ 1,927.9
                                         =========              =========              ========            =========

(1) Total Company's net investment income as shown on the unaudited Consolidated Statements of Income excludes amounts for the closed block of $163.5 million and $158.4 million for the three months ended June 30, 2001 and June 30, 2000, and $332.5 million and $267.3 million for the six months ended June 30, 2001 and the period from February 1, 2000 through June 30, 2000, respectively.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. The assets of the Company consist of the outstanding capital stock of the Life Company, and investments in international subsidiaries. The Company's cash flow consists of dividends from its subsidiaries offset by expenses and stock repurchases. As a holding company, the Company's ability to meet its cash requirements, pay interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiaries.

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company's limit is the greater of 10% of the prior year-end statutory surplus or the prior calendar year's statutory net gain from operations of the Life Company. The ability of the Life Company, the Company's primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts' law. The Company currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. However, the Company can give no assurance it will declare or pay dividends on a regular basis. No such dividends were declared or paid to shareholders in the six months ended June 30, 2001 or 2000.

In March 2001, in accordance with a filing made with the Commissioner of Insurance for the Commonwealth of Massachusetts, the Life Company paid a dividend to the Company in the amount of $250.0 million. None of this dividend was classified as extraordinary by state regulators. The funds from these dividends, together with the net proceeds of the IPO, were principally designated to repurchase common stock of the Company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

The liquidity of our insurance operations is also related to the overall quality of our investments. As of June 30, 2001, $32,624.6 million, or 87.7% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,573.3 million, or 12.3%, of fixed maturity investments, and 8.3% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Net cash provided by operating activities was $1,059.8 million and $622.9 million for the six months ended June 30, 2001 and 2000, respectively. The increase in 2001 compared to 2000 was primarily due to the initial cash transfer to the closed block of $158.6 million during the first six months of 2000, which did not recur in the current period. In addition, also contributing to the increase in cash provided by operations was an increase in policy liabilities of $197.8 million during the six months ended June 30, 2001.

Net cash used in investing activities was $3,890.4 million and $3.7 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash used in 2001 as compared to 2000 resulted from approximately $5,400 million of acquisitions of fixed maturity securities in excess of sales of fixed maturity securities during the six months ended June 30, 2001, compared to approximately $1,700 million in the prior year period.

Net cash provided by financing activities was $873.6 million and $164.1 million, for the six months ended June 30, 2001 and 2000, respectively. The increase in 2001 as compared to 2000 resulted from approximately $1,700.0 million increase in deposits on universal life insurance and investment type contracts, partially offset by approximately $220 million increase in cash payments made on withdrawals of universal life insurance and investment-type contracts. This activity was partially offset by non-recurring cash activity related to the IPO in the first quarter of 2000. In addition, the Company used $311.1 million in cash to acquire treasury stock during the six months ended June 30, 2001.

On June 7, 2001 President Bush signed into law The Economic Growth and Tax Relief Act of 2000 (HR 1836). Among its many provisions the law creates three distinct periods of estate law during the next 20 years. First, during tax years 2002 through 2009, it provides a lengthy phase-in period of estate tax rate reductions and estate transfer exemption increases. Second, in 2010, the bill provides a brief repeal period, eliminating the estate tax for one year. Third, and lastly, commencing in 2011, the estate tax law reverts back to present law, as if HR 1836 had never existed. The Company' expects that this law will moderately impact the sales of survivorship products used in estate planning. The Company expects to mitigate this effect through the sale of single life, term life and corporate-owned life insurance (COLI) products, as well as through ongoing collaboration with its producers to increase the sale of life insurance products to meet consumers' protection and asset accumulation needs.

On October 26, 2000, the Company announced that its Board of Directors authorized a stock repurchase program, with no termination date, under which the Company will purchase up to $500 million of its outstanding common stock. On August 6, 2001, the Company's board of directors authorized a $500 million increase to the stock repurchase program, bringing the total amount authorized to be used to repurchase Company stock to $1.0 billion. Under the stock repurchase program, purchases will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions, and which

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

may be, if deemed appropriate, through a systematic program. During the six months ended June 30, 2001, the Company repurchased 8.4 million shares with a total cost of $311.1 million. Since the inception of the Program through June 30, 2001, the Company has repurchased 11.4 million shares with a total cost of $402.9 million.

Cash flow requirements also are supported by a committed line of credit of $1.0 billion. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewed as of August 3, 2001) and a second for $500 million pursuant to a five-year facility. The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholders' equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

As of June 30, 2001, we had $855.4 million of debt outstanding consisting of $114.8 million of debt classified as short term and $740.6 million classified as long term, including $447.3 million of surplus notes. The commercial paper program established at the Company has replaced the commercial paper program at its indirect subsidiary, John Hancock Capital Corporation. During the six months ended June 30, 2001, $200.0 million in commercial paper was issued by the Company and $100.0 million was outstanding at June 30, 2001.

The Company has an effective shelf registration statement which provides for the possible issuance, from time to time, of up to $1.0 billion of the Company's debt and equity securities. To date, no debt or equity securities have been issued under the shelf registration.

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

We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have no significant exposure to uncollectible reinsurance in excess of uncollectible amounts already recognized in our unaudited consolidated financial statements.

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

These forward-looking statements are subject to risks and uncertainties including, but not limited to, the following: (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) elimination of Federal tax benefits for our products and other changes in laws and regulations that could adversely affect sales of our insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries and the Massachusetts insurance law may restrict the ability of the Life Company to pay dividends to us; (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business;
(6) our life insurance sales are highly dependent on a third party distribution relationship; (7) customers may not be responsive to new or existing products or distribution

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

channels, (8) interest rate volatility may adversely affect our profitability;
(9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (10) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (11) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders, and we may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders; (12) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face risks relating to our investment portfolio; (15) the market price of our common stock may decline if persons who received common stock as compensation in the reorganization sell their stock in the public market; (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners' codification of statutory accounting practices adversely affected the statutory surplus of the Life Company; (19) we may be unable to retain personnel who are key to our business; (20) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (22) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

As of June 30, 2001, the Company's fixed maturity portfolio was comprised of 87.7% investment grade securities and 12.3% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

The Company manages interest rate sensitive segments of the business, and the supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) sophisticated duration-matching techniques are utilized to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this type of management is expressed as a duration tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

As of June 30, 2001, there have been no material changes to the interest rate exposures as reported in the Company's 2000 Form 10-K.

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

The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of June 30, 2001. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                              As of June 30, 2001
                                     -------------------------------------------------------------------------
                                                                                     Fair Value
                                                                 ---------------------------------------------
                                                     Weighted                                      +100 Basis
                                     Notional      Average Term   -100 Basis Point      As of         Point
                                      Amount          (Years)          Change          6/30/01        Change
                                     -------------------------------------------------------------------------
                                                (in millions, except for Weighted Average Term)
Interest rate swaps...............    $11,571.5           7.9         $(440.6)          $(207.8)       $18.2
CMT swaps.........................        458.0           1.2             5.3               5.3          5.3
Futures contracts.................      1,379.8           9.7           (45.1)             (2.2)        41.9
Interest rate caps................        337.0           5.3             1.3               3.0          6.0
Interest rate floors..............      8,328.0           8.9            83.3              34.6         15.1
Swaptions.........................         30.0          23.9            (2.2)             (0.9)        (0.3)
                                      ---------                       --------------------------------------
     Totals.......................    $22,104.3                       $(398.0)          $(168.0)       $86.2
                                      =========                       ======================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION of MATTERS to a VOTE of SECURITY HOLDERS

      The matters set forth below were acted on at the annual meeting of the stockholders of the Company held on May 14, 2001. The Company solicited proxies for the annual meeting pursuant to the Securities and Exchange Commission's Regulation 14; there was no solicitation in opposition to board of director's nominees for director as listed in the Company's proxy statement.

1. Samuel W. Bodman, Wayne A. Budd, Nelson S. Gifford and Judith A. McHale were each re-elected as directors to three-year terms ending on the date of the annual meeting of stockholders in 2004 and when their successors are duly elected and qualified.

      167,462,042 shares were voted in favor of Mr. Bodman's election, and 1,217,726 shares were withheld. 167,469,149 shares were voted in favor of Mr. Budd's election and 1,210,619 shares were withheld. 167,373,154 shares were voted in favor of Mr. Gifford's election and 1,306,614 shares were withheld. 165,482,120 shares were voted in favor of Ms. McHale's election and 3,197,648 shares were withheld.

2. Stockholders approved the Company's amended and restated 1999 Long-Term Stock Incentive Plan. As to this proposal, 112,934,783 shares were voted in favor, 28,938,394 shares were voted against, 2,535,185 shares were voted to abstain and 27,271,406 shares were subject to broker non-votes.

3. Stockholders approved the Company's Non-Employee Directors' Long-Term Stock Incentive Plan. As to this proposal, 122,314,447 shares were voted in favor, 19,079,947 shares were voted against, 3,013,968 shares were voted to abstain and 27,271,406 shares were subject to broker non-votes.

4. Stockholders approved certain material terms relating to the Company's Incentive Compensation Plan for Certain Senior Executives. As to this proposal, 151,368,122 shares were voted in favor, 13,637,257 shares were voted against and 3,674,389 shares were voted to abstain.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits

Exhibit
Number                               Description
------                               -----------

10.16 First Amendment dated as of July 27, 2001 to the Credit Agreement dated as of August 3, 2000 among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, BankOne, NA as Documentation Agent (Multi-Year Revolver), The Bank of New York, as Co-Documentation Agent (364-Day Revolver) and The Bank of Nova Scotia, as Co-Documentation Agent (364-Day Revolver)and Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Book Managers and Joint Lead Arrangers.

10.17 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Kathleen M. Graveline.(+)

10.18 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney.(+)

10.19 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro.(+)

10.20 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers.(+)

10.21 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford.(+)

10.22 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters.(+)

10.23 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio.(+)

10.24 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd.(+)

----------------
(+)   Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K.

On June 19, 2001, the Company filed a Current Report on Form 8-K, dated June 19, 2001, reporting under Item 5 thereof that Maritime Life, a wholly-owned subsidiary of JHFS, had, on that date, signed an agreement to purchase Royal & Sun Alliance Life Insurance Company of Canada, from its parent Royal & Sun Alliance Insurance Group Plc of London, UK. No other reports on Form 8-K were filed during the second quarter of 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JOHN HANCOCK FINANCIAL SERVICES, INC.


Date: August 13, 2001                     By: /s/ THOMAS E. MOLONEY
                                              ---------------------
                                          Thomas E. Moloney
                                          Chief Financial Officer

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                  EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                -----------

10.16 First Amendment dated as of July 27, 2001 to the Credit Agreement dated as of August 3, 2000 among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, BankOne, NA as Documentation Agent (Multi-Year Revolver), The Bank of New York, as Co-Documentation Agent (364-Day Revolver) and The Bank of Nova Scotia, as Co-Documentation Agent (364-Day Revolver)and Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Book Managers and Joint Lead Arrangers.

10.17 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Kathleen M. Graveline.(+)

10.18 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney.(+)

10.19 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro.(+)

10.20 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers.(+)

10.21 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford.(+)

10.22 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters.(+)

10.23 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio.(+)

10.24 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd.(+)

----------------
(+)   Management Contract or Compensatory Plan or Arrangement.