Form 10-Q
period 2001-09-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2001-11-14
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Number of shares outstanding of our only class of common stock as of November 9, 2001:

                                   298,674,423

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                     September 30,
                                                                         2001          December 31,
                                                                      (Unaudited)          2000
                                                                    ---------------------------------
                                                                             (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: September 30--$1,843.6; December 31--$11,651.2)..      $ 1,855.8         $11,888.6
   Available-for-sale--at fair value
   (cost: September 30--$31,644.2; December 31--$15,829.7) ......       32,562.7          16,061.9
   Trading securities--at fair value
   (cost: September 30--$16.5) ..................................           17.0                --
Equity securities:
   Available-for-sale--at fair value
   (cost: September 30--$849.5; December 31--$870.6) ............          874.8           1,134.4
   Trading securities--at fair value
   (cost: September 30--$267.4; December 31--$193.4) ............          249.0             231.6
Mortgage loans on real estate ...................................        8,846.9           8,969.4
Real estate .....................................................          481.7             519.0
Policy loans ....................................................          446.3             428.6
Short-term investments ..........................................          147.5             151.9
Other invested assets ...........................................        1,251.3           1,353.0
                                                                       ---------------------------

   Total Investments ............................................       46,733.0          40,738.4

Cash and cash equivalents .......................................        1,164.1           2,974.4
Accrued investment income .......................................          678.7             586.9
Premiums and accounts receivable ................................          202.9             210.8
Deferred policy acquisition costs ...............................        2,665.1           2,528.1
Reinsurance recoverable .........................................        1,858.8           1,958.6
Other assets ....................................................        2,703.0           2,191.3
Closed block assets - Note 5 ....................................       10,103.3           9,710.0
Separate accounts assets ........................................       21,890.5          26,454.8
                                                                       ---------------------------

   Total Assets .................................................      $87,999.4         $87,353.3
                                                                       ============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                      September 30,
                                                                                           2001        December 31,
                                                                                       (Unaudited)         2000
                                                                                      -------------------------------
                                                                                              (in millions)
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits..........................................................         $24,468.3       $22,996.4
Policyholders' funds............................................................          17,609.9        15,741.1
Unearned revenue................................................................             726.4           671.3
Unpaid claims and claim expense reserves........................................             234.5           253.7
Dividends payable to policyholders..............................................             137.9           130.8
Short-term debt.................................................................             451.0           245.3
Long-term debt..................................................................             715.8           534.0
Income taxes....................................................................             794.6           431.3
Other liabilities...............................................................           2,482.3         1,986.0
Closed block liabilities - Note 5...............................................          12,273.2        12,035.9
Separate accounts liabilities...................................................          21,890.5        26,454.8
                                                                                      ----------------------------

   Total Liabilities............................................................          81,784.4        81,480.6

Minority interest...............................................................              95.9            93.5

Commitments and contingencies - Note 4

Shareholders' Equity
Common stock, $.01 par value; 2.0 billion shares authorized; 315.8 and 315.0 million shares issued, 299.7 million and 312.0 million shares
   outstanding, in 2001 and 2000, respectively..................................               3.2             3.2
Additional paid in capital......................................................           5,096.1         5,086.4
Retained earnings...............................................................           1,220.4           700.6
Accumulated other comprehensive income..........................................             383.4            80.8
Treasury stock, at cost (16.1 million and 3.0 million
   shares, in 2001 and 2000, respectively).....................................             (584.0)          (91.8)
                                                                                      ----------------------------

   Total Shareholders' Equity...................................................           6,119.1         5,779.2
                                                                                      ----------------------------

   Total Liabilities and Shareholders' Equity...................................         $87,999.4       $87,353.3
                                                                                      ============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Three Months Ended       Nine Months Ended
                                                                                      September 30,            September 30,
                                                                                    2001         2000        2001         2000
                                                                                 -------------------------  -----------------------
                                                                                                   (in millions)
Revenues
   Premiums....................................................................    $  490.5     $  482.7    $1,917.2     $1,743.9
   Universal life and investment-type product charges..........................       199.9        193.8       561.5        580.0
   Net investment income.......................................................       825.3        796.0     2,469.7      2,421.2
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders ($18.0 and $(4.6) for the three months ended September 30, 2001 and 2000 and $13.3 and $7.9 for
     the nine months ended September 30, 2001 and 2000, respectively)..........       (60.8)        (2.7)      (95.6)        78.6
   Investment management revenues, commissions and other fees..................       143.7        180.7       450.2        596.3
   Other revenue...............................................................        52.2          5.3       114.0         13.3
   Contribution from the closed block - Note 5.................................        34.2         39.4        70.9         90.7
                                                                                   -----------------------  ---------------------

   Total revenues..............................................................     1,685.0      1,695.2     5,487.9      5,524.0

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders ($14.1 and $(4.0) for the three months ended
     September 30, 2001 and 2000 and $15.0 and $(8.7) for the nine months
     ended September 30, 2001 and 2000, respectively)..........................     1,019.0        976.4     3,396.6      3,148.8
   Other operating costs and expenses..........................................       349.8        377.5     1,103.4      1,209.8
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses) ($3.9 and $(0.6) for the three months ended September 30, 2001 and 2000 and
     $(1.7) and $0.8 for the nine months ended September 30, 2001 and
     2000, respectively).......................................................        67.5         48.5       200.9        142.5
   Dividends to policyholders..................................................        18.1         26.8        72.0        120.5
                                                                                   -----------------------  ---------------------

   Total benefits and expenses.................................................     1,454.4      1,429.2     4,772.9      4,621.6
                                                                                   -----------------------  ---------------------

Income before income taxes and cumulative
   effect of accounting changes................................................       230.6        266.0       715.0        902.4
Income taxes...................................................................        59.5         81.7       202.4        294.2
                                                                                   -----------------------  ---------------------

Income before cumulative effect of accounting changes..........................       171.1        184.3       512.6        608.2

Cumulative effect of accounting changes, net of tax - Note 1...................         --           --          7.2         --

Net income.....................................................................    $  171.1     $  184.3    $  519.8     $  608.2
                                                                                   =======================  =====================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                                For the Period
                                                      Three Months        Three Months        Nine Months          February 1
                                                         Ended               Ended               Ended              Through
                                                      September 30,       September 30,       September 30,       September 30,
                                                         2001                2000                2001                  2000
                                                    ---------------------------------------------------------------------------
                                                                        (in millions, except per share data)
Basic earnings per common share:
Income before cumulative effect of accounting
   changes .....................................        $0.57                $0.59                $1.67                $1.79

Cumulative effect of accounting changes ........           --                   --                 0.02                   --
                                                        --------------------------------------------------------------------

Net income .....................................        $0.57                $0.59                $1.69                $1.79
                                                        ====================================================================
Diluted earnings per common share:

Income before cumulative effect of accounting
   changes .....................................        $0.56                $0.58                $1.66                $1.78

Cumulative effect of accounting changes ........           --                   --                 0.02                   --
                                                        --------------------------------------------------------------------

Net income .....................................        $0.56                $0.58                $1.68                $1.78
                                                        ====================================================================
Share data:
Weighted-average shares used in basic earnings
   per common share calculations ...............        302.6                314.8                306.8                314.8

Dilutive securities:
Stock options ..................................          3.2                  1.9                  2.7                  1.6
Non-vested stock ...............................          0.2                  0.3                  0.3                  0.2
                                                        --------------------------------------------------------------------

Weighted-average shares used in diluted earnings
   per common share calculations ...............        306.0                317.0                309.8                316.6
                                                        ====================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                    Additional            Accumulated Other                Total       Outstanding
                                           Common    Paid In    Retained    Comprehensive    Treasury   Shareholders'    Shares
                                            Stock    Capital    Earnings    Income (Loss)      Stock      Equity      (in thousands)
                                          ------------------------------------------------------------------------------------------
                                                                            (in millions)
Balance at July 1, 2000..................    $3.2     $5,076.4     $379.9       $(98.4)       $    --   $5,361.1      315,077.5

Forfeitures of restricted stock .........                                                                                 (41.7)
Additional paid in capital...............                 10.6                                              10.6

Comprehensive income:
   Net income............................                           184.3                                  184.3

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                         55.6                      55.6
   Foreign currency translation
     adjustment..........................                                        (11.6)                    (11.6)
   Minimum pension liability.............                                         (5.5)                     (5.5)
                                                                                                        --------
   Comprehensive income..................                                                                  222.8
                                          -------------------------------------------------------------------------------------

Balance at September 30, 2000............    $3.2     $5,087.0     $564.2       $(59.9)       $    --   $5,594.5      315,035.8
                                          =======================================================================================

                                                    Additional            Accumulated Other              Total       Outstanding
                                           Common    Paid In    Retained    Comprehensive   Treasury  Shareholders'    Shares
                                            Stock    Capital    Earnings    Income (Loss)     Stock      Equity     (in thousands)
                                          ---------------------------------------------------------------------------------------
                                                                            (in millions)
Balance at July 1, 2001..................    $3.2     $5,094.4   $1,049.3       $295.0        $(402.9)  $6,039.0      304,265.4

Options exercised........................                  1.7                                               1.7          138.9
Restricted stock issued..................                                                                                   0.1
Forfeitures of restricted stock..........                                                                                  (9.9)
Issuance of shares for board compensation                                                                                   1.4
Treasury stock acquired..................                                                      (181.1)    (181.1)      (4,724.9)

Comprehensive income:
   Net income............................                           171.1                                  171.1

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                         72.4                      72.4
   Net accumulated gains (losses)
     on cash flow hedges.................                                         34.2                      34.2
   Foreign currency translation
     adjustment..........................                                        (18.2)                    (18.2)
                                                                                                        --------

    Comprehensive income.................                                                                  259.5
                                          ---------------------------------------------------------------------------------------

Balance at September 30, 2001............    $3.2     $5,096.1   $1,220.4       $383.4        $(584.0)  $6,119.1      299,671.0
                                          =======================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                    Additional            Accumulated Other              Total       Outstanding
                                           Common    Paid In    Retained    Comprehensive   Treasury  Shareholders'    Shares
                                            Stock    Capital    Earnings    Income (Loss)     Stock      Equity     (in thousands)
                                          ---------------------------------------------------------------------------------------
                                                                            (in millions)
Balance at January 1, 2000...............    $ --      $  --    $ 4,825.0      $(33.9)        $  --    $ 4,791.1             --

Demutualization transaction..............     2.2      3,373.3   (4,869.0)                              (1,493.5)     212,786.5
Initial public offering..................     1.0      1,656.7                                           1,657.7      102,000.0
Additional paid in capital...............                 57.0                                              57.0
Restricted stock issued..................                                                                                 291.0
Forfeitures of restricted stock..........                                                                                 (41.7)

Comprehensive income:
   Net income before demutualization.....                            44.0                                   44.0
   Net income after demutualization......                           564.2                                  564.2
                                                                ---------                              ---------
   Net income for the period.............                           608.2                                  608.2

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                         9.4                        9.4
   Foreign currency translation
     adjustment..........................                                       (18.9)                     (18.9)
   Minimum pension liability.............                                       (16.5)                     (16.5)
                                                                                                       ---------
   Comprehensive income..................                                                                  582.2
                                          ---------------------------------------------------------------------------------------

Balance at September 30, 2000............    $3.2     $5,087.0  $   564.2      $(59.9)        $  --   $ 5,594.5      315,035.8
                                          =======================================================================================

                                                    Additional            Accumulated Other              Total       Outstanding
                                           Common    Paid In    Retained    Comprehensive   Treasury  Shareholders'    Shares
                                            Stock    Capital    Earnings    Income (Loss)     Stock      Equity     (in thousands)
                                          ---------------------------------------------------------------------------------------
                                                                            (in millions)
Balance at January 1, 2001...............    $3.2     $5,086.4   $  700.6       $ 80.8        $ (91.8)  $5,779.2      311,988.9

Options exercised........................                  9.7                                               9.7          738.2
Restricted stock issued..................                                                                                  56.1
Forfeitures of restricted stock..........                                                                                 (11.1)
Issuance of shares for board compensation                                                                                   1.4
Treasury stock acquired..................                                                      (492.2)    (492.2)     (13,102.5)

Comprehensive income:
   Net income............................                           519.8                                  519.8

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                         82.3                      82.3
   Net accumulated gains (losses)
     on cash flow hedges.................                                         14.2                      14.2
   Foreign currency translation
     adjustment..........................                                        (21.5)                    (21.5)
                                                                                                         --------
   Comprehensive income..................                                                                  594.8
   Change in accounting principles.......                                        227.6                     227.6
                                          ---------------------------------------------------------------------------------------

Balance at September 30, 2001............    $3.2     $5,096.1   $1,220.4       $383.4        $(584.0)  $6,119.1      299,671.0
                                          =======================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                               2001               2000
                                                                                          ----------------------------------
                                                                                                    (in millions)
Cash flows from operating activities:
  Net income.......................................................................        $    519.8           $   608.2
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount - fixed maturities...................................            (119.7)              (85.9)
     Net realized investment and other (gains) losses, net........................               95.6               (78.6)
     Change in deferred policy acquisition costs...................................            (212.4)             (172.0)
     Depreciation and amortization.................................................              60.4                80.3
     Net cash flows from trading securities........................................             (34.4)             (142.4)
     Increase in accrued investment income.........................................             (91.8)              (98.8)
     Decrease (increase) in premiums and accounts receivable.......................               7.9               (25.1)
     Increase in other assets and other liabilities, net...........................            (123.7)             (608.5)
     Increase in policy liabilities and accruals, net..............................           1,257.0             1,291.3
     Increase in income taxes......................................................             265.8               296.6
     Initial cash transferred to the closed block..................................                --              (158.6)
     Contribution from the closed block............................................             (70.9)              (90.7)
                                                                                           ------------------------------

       Net cash provided by operating activities...................................           1,553.6               815.8

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale...........................................          14,207.0             4,325.0
     Equity securities available-for-sale..........................................             354.0               255.3
     Real estate...................................................................               4.3                49.5
     Short-term investments and other invested assets..............................             118.6                24.5
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity.............................................             161.1             1,216.9
     Fixed maturities available-for-sale...........................................           1,988.0             1,149.9
     Short-term investments and other invested assets..............................             112.6               406.6
     Mortgage loans on real estate.................................................             917.6               956.3
   Purchases of:
     Fixed maturities held-to-maturity.............................................             (31.6)           (1,292.9)
     Fixed maturities available-for-sale...........................................         (21,505.1)           (6,232.5)
     Equity securities available-for-sale..........................................            (241.4)             (194.4)
     Real estate...................................................................              (5.5)              (48.0)
     Short-term investments and other invested assets..............................            (400.3)             (568.8)
     Mortgage loans on real estate issued..........................................          (1,001.3)           (1,290.8)
     Cash (paid) received related to acquisition of business.......................             (41.0)              141.3
     Cash received on sale of subsidiary...........................................              12.8                  --
     Other, net....................................................................              38.0                31.6
                                                                                           ------------------------------

       Net cash used in investing activities.......................................          (5,312.2)           (1,070.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                               2001               2000
                                                                                          ----------------------------------
                                                                                                    (in millions)
Cash flows from financing activities:
   Issuance of common stock........................................................         $      --           $ 1,715.0
   Payments to eligible policyholders under Plan of Reorganization.................                --            (1,067.0)
   Acquisition of treasury stock...................................................            (492.2)                 --
   Universal life and investment-type contract deposits............................           8,256.9             5,250.3
   Universal life and investment-type contract maturities and withdrawals..........          (6,142.6)           (5,435.8)
   Issuance of long-term debt......................................................             145.2                20.0
   Repayment of long-term debt.....................................................             (14.0)              (73.2)
   Net decrease in commercial paper................................................             195.0                64.6
                                                                                            -----------------------------

       Net cash provided by financing activities...................................           1,948.3               473.9
                                                                                            -----------------------------

       Net (decrease) increase in cash and cash equivalents........................          (1,810.3)              219.2

       Cash and cash equivalents at beginning of period............................           2,974.4             1,817.9
                                                                                            -----------------------------

       Cash and cash equivalents at end of period..................................         $ 1,164.1           $ 2,037.1
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Financial Services, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K).

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

Cumulative Effect of Accounting Changes

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that more closely match current economic realities of the Company's retirement and welfare plans through the use of the current fair values of assets while still mitigating the impact of extreme gains and losses. As a result, on January 1, 2001, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million), or $0.07 diluted earnings per share for the nine months ended September 30, 2001. This change in accounting increased net income for the three and nine month periods ended September 30, 2001 by $1.1 million and $3.3 million, respectively. The pro forma results, assuming this change in accounting had taken place as of the beginning of 2000, would not be materially different from the reported results.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding change in value of the hedged item. If the derivative is accounted for as a hedge, depending on the nature of the hedge, the change in the fair value of derivatives is either offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the change in value of the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings and is included in net realized and other investment gains. As a result, such amounts are not included in the determination of the Company's segment after-tax operating income. In addition, SFAS No. 133, as amended, precludes the designation of held-to-maturity fixed maturity investment securities as hedged items in hedging relationships where the hedged risk is interest rate risk.

On January 1, 2001, the Company adopted SFAS No. 133, as amended. The Company's risk management philosophy has not changed as a result of adoption of the Statement. The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for (1) the transition adjustment in the adoption of SFAS 133, as amended, an increase of $40.5 million (net of tax of $21.8 million), and (2) the reclassification of certain securities from the held-to-maturity category to the available-for-sale category, an increase of $187.1 million (net of tax of $100.8 million).

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 will be effective January 1, 2002. The Company estimates that adoption of SFAS No. 142 will result in an increase in net income of approximately $10-15 million for the year ended December 31, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 based on the guidance in SFAS No. 142. The Company does not expect the impact of these impairment tests on its earnings and financial position to be material.

In September 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue 01-10 - "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Issue 01-10 presents guidance relative to accounting for and financial reporting of the events of September 11, 2001 (the Events), including both how and when to measure, record and report losses and any resulting liabilities which are directly attributable to the Events. Based on a comprehensive review of the Company's operations, the Company believes that the Events had no material financial impact on the earnings and financial position of the Company.

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." SOP 00-3, which was adopted with respect to accounting for demutualization expenses by the Company effective December 15, 2000, requires that demutualization related expenses be

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in the nine month period ended September 30, 2000 of $10.2 million (net of tax of $0.4 million). There were no demutualization expenses for the three months ended September 30, 2000. The remaining provisions of this SOP, which will require (1) the inclusion of all closed block activity together with all other assets, liabilities, revenues and expenses and (2) recognition of a policyholder dividend obligation that represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization, are effective no later than December 31, 2001. See Note 5 for a summary description of the closed block assets, liabilities, revenues and expenses, which do not include the policyholder dividend obligation that will be required in 2001. The Company currently is evaluating the effect that establishing the policyholder dividend obligation will have on its results of operations and financial position. That impact is not known at this time.

Reclassifications

During the third quarter of 2001, the Company began classifying investment returns related to equity indexed universal life insurance policies sold through The Maritime Life Assurance Company (Maritime), a majority-owned subsidiary of the Company, with benefits to policyholders and reclassified prior period balances from net investment income to benefits to policyholders. See Note 6 to the unaudited consolidated financial statements, Derivative and Hedging Instruments in the section entitled Derivatives Not Designated as Hedging Instruments.

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribed statutory accounting practices and results in changes to the accounting practices that the Company's domestic life insurance subsidiaries use to prepare their statutory-basis financial statements. The states of domicile of these subsidiaries adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification is reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. Although the implementation of Codification reduced the Company's domestic life insurance subsidiaries' statutory-basis capital and surplus, these subsidiaries remain in compliance with all regulatory and contractual obligations.

Recent Acquisitions

On October 1, 2001, Maritime completed its purchase of the shares of Royal & Sun Alliance Life Insurance Company of Canada (RSAF) for an amount of approximately $149.9 million (USD), financed primarily by a public debt offering in Canada. RSAF's business includes life insurance, guaranteed interest savings and retirement products and segregated funds. The Company believes that this purchase will strengthen its competitive position in the Canadian market. The proforma results for the periods ending September 30, 2001 and 2000, assuming the acquisitions of RSAF had taken place as of the beginning of 2001 and 2000, respectively, would not be materially different from the reported results.

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association. The transaction was accounted for as a purchase and the results of operations are included in the accompanying financial statements since the date of acquisition. The fair values of assets acquired and liabilities assumed were $252.1 million and $199.1 million, respectively. The net losses related to the acquired operations included in the Company's results for the three and nine month periods ended September 30, 2001 were $2.7 million and $4.0 million, respectively. The pro forma results for the three and nine month periods ended September 30, 2001 and 2000, respectively, assuming the acquisition had taken place at the beginning of the periods presented, would not be materially different from the reported results.

On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis, Inc. (Fortis). The pro forma results for the three and nine month periods ended September 30, 2000, assuming the acquisition of Fortis had taken place as of the beginning of 2000, would not be materially different from the reported results.

                      JOHN HANCOCK FINANCIAL SERVICES INC.

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

The following tables summarize selected financial information by segment for the three and nine month periods ended or as of September 30, 2001 and 2000 and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income (in millions). Included in the Protection Segment for 2001 and 2000 are the closed block assets and liabilities, as well as the contribution from the closed block, which is reflected in "Revenues" in the table below (see Note 5).

                                                         Retail                  Institutional
                                           Retail        Asset     Institutional   Investment    Corporate
                                         Protection    Gathering       G&SFP       Management    and Other    Consolidated
                                       -------------------------------------------------------------------------------------
As of or for the three months ended
September 30, 2001
Revenues:
   Segment revenues..................     $   475.2    $    296.2    $    493.9     $    33.2    $    442.3     $ 1,740.8
   Net realized investment and other
   gains (losses), net...............          (0.8)          9.7         (57.8)           --          (6.9)        (55.8)
                                          -------------------------------------------------------------------------------
   Revenues..........................     $   474.4    $    305.9    $    436.1     $    33.2    $    435.4      $1,685.0
                                          ===============================================================================
   Net investment income.............     $   152.4    $    130.9    $    455.5     $     8.9    $     77.6      $  825.3
Net Income:
   Segment after-tax operating
     income..........................          72.7          41.0          61.9           7.0          22.3         204.9
   Net realized investment and other
     gains (losses), net.............          (0.3)          6.6         (36.9)           --          (4.0)        (34.6)
   Surplus tax.......................           1.5            --           2.1            --           0.2           3.8
   Restructuring charges.............          (1.0)         (0.3)           --          (0.2)         (1.5)         (3.0)
                                          -------------------------------------------------------------------------------
   Net income........................     $    72.9    $     47.3    $     27.1     $     6.8    $     17.0     $   171.1
                                          ===============================================================================
Supplemental Information:
   Inter-segment revenues............            --            --            --     $     6.5  $       (6.5)         --
   Equity in net income of investees
     accounted for by the equity
     method..........................     $     5.1    $      2.2    $      7.9     $     3.4    $     (7.3)    $    11.3
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses)........................          34.9          22.5           0.4          --             9.7          67.5
   Segment assets....................     $27,256.2     $13,835.4     $31,741.7      $2,792.9     $12,373.2     $87,999.4

                      JOHN HANCOCK FINANCIAL SERVICES INC.

Note 2 -- Segment Information - (Continued)

                                                         Retail                  Institutional
                                           Retail        Asset     Institutional   Investment    Corporate
                                         Protection    Gathering       G&SFP       Management    and Other    Consolidated
                                       -------------------------------------------------------------------------------------
As of or for the three months ended
September 30, 2000
Revenues:
   Segment revenues..................     $   437.2     $   297.2     $   492.1      $   45.4     $   424.5     $ 1,696.4
   Net realized investment and other
   gains (losses), net...............          (3.0)          4.2         (17.9)          1.1          14.4          (1.2)
                                          --------------------------------------------------------------------------------
   Revenues..........................     $   434.2     $   301.4     $   474.2      $   46.5     $   438.9     $ 1,695.2
                                          ================================================================================
   Net investment income.............     $   142.2     $   111.5     $   438.6      $    7.0     $    96.7     $   796.0
Net Income:
   Segment after-tax operating
     income..........................          63.8          38.4          48.2           7.8          23.9         182.1
   Net realized investment and other
     gains (losses), net.............          (2.0)          2.6         (11.3)          0.7           7.3          (2.7)
   Restructuring charges.............          (1.8)         (0.4)         (0.1)           --          (0.1)         (2.4)
   Surplus tax.......................           5.5           0.4           4.0            --          (2.6)          7.3
                                          --------------------------------------------------------------------------------
   Net income........................     $    65.5     $    41.0     $    40.8      $    8.5     $    28.5     $   184.3
                                          ================================================================================
Supplemental Information:
   Inter-segment revenues............            --            --            --      $    9.7     $    (9.7)         --
   Equity in net income of investees
     accounted for by the equity
     method..........................     $    (2.8)    $    (1.5)    $    (0.4)      $  (2.5)    $    13.1     $     5.9
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment gains................          19.4          17.5           0.8            --          10.8          48.5
   Segment assets....................     $26,879.3     $14,439.1     $30,801.0      $2,149.6     $12,436.0     $86,705.0

                      JOHN HANCOCK FINANCIAL SERVICES INC.

Note 2 -- Segment Information - (Continued)

                                                         Retail                  Institutional
                                           Retail        Asset     Institutional   Investment    Corporate
                                         Protection    Gathering       G&SFP       Management    and Other    Consolidated
                                       -------------------------------------------------------------------------------------
As of or for the nine months ended
September 30, 2001
Revenues:
   Segment revenues..................     $ 1,386.0     $   880.0     $ 1,870.1      $   99.7     $ 1,354.4     $ 5,590.2
   Net realized investment and other
      gains (losses), net..........           (38.8)         (1.5)        (81.3)         (0.1)         19.4        (102.3)
                                          -------------------------------------------------------------------------------
   Revenues..........................     $ 1,347.2     $   878.5     $ 1,788.8      $   99.6     $ 1,373.8     $ 5,487.9
                                          ===============================================================================
   Net investment income.............     $   444.8     $   373.5     $ 1,387.3      $   18.1     $   246.0     $ 2,469.7
Net Income:
   Segment after-tax operating
      income..........................        224.8         109.9         180.5          17.0          62.6         594.8
   Net realized investment and other
      gains (losses), net.............        (24.0)         --           (51.3)         (0.1)         11.7         (63.7)
   Surplus tax.......................           1.5          --             2.1          --             0.2           3.8
   Restructuring charges.............          (3.8)        (15.4)         (0.7)         (0.7)         (1.7)        (22.3)
   Cumulative effect of accounting
      changes, net of tax............          11.7          (0.5)         (1.2)         (0.2)         (2.6)          7.2
                                          -------------------------------------------------------------------------------
   Net income........................     $   210.2     $    94.0     $   129.4      $   16.0     $    70.2     $   519.8
                                          ===============================================================================
Supplemental Information:
   Inter-segment revenues............           --             --            --      $   21.2     $   (21.2)           --
   Equity in net income of investees
      accounted for by the equity
      method..........................    $     9.9     $     6.1     $    16.0      $    3.8     $    21.0     $    56.8
   Amortization of deferred policy
      acquisition costs, excluding
      amounts related to net realized
      investment gains................         90.8          59.5           1.9          --            48.7         200.9
   Segment assets....................     $27,256.2     $13,835.4     $31,741.7      $2,792.9     $12,373.2     $87,999.4

                      JOHN HANCOCK FINANCIAL SERVICES INC.

Note 2 -- Segment Information - (Continued)

                                                         Retail                  Institutional
                                           Retail        Asset     Institutional   Investment    Corporate
                                         Protection    Gathering       G&SFP       Management    and Other    Consolidated
                                       -------------------------------------------------------------------------------------
As of or for the nine months ended
September 30, 2000
Revenues:
   Segment revenues..................     $ 1,370.0     $   894.1     $ 1,699.2      $  173.3     $ 1,309.4     $ 5,446.0
   Net realized investment and other
      gains (losses), net............          11.5          10.1         (38.9)          1.7          93.6          78.0
                                          -------------------------------------------------------------------------------
   Revenues..........................     $ 1,381.5     $   904.2     $ 1,660.3      $  175.0     $ 1,403.0     $ 5,524.0
                                          ===============================================================================
   Net investment income.............     $   463.3     $   327.4     $ 1,288.0      $   17.3     $   325.2     $ 2,421.2
Net Income:
   Segment after-tax operating
      income.........................         193.4         104.0         160.3          40.2          73.3         571.2
   Net realized investment and other
      gains (losses), net............           7.0           6.3         (24.4)          1.0          57.4          47.3
   Restructuring charges.............          (5.4)         (1.4)         (2.3)         --            (1.0)        (10.1)
   Surplus tax.......................           8.4           0.5           5.5          --             0.1          14.5
   Demutualization expenses..........          (0.2)         (0.1)         (0.2)         --            (9.7)        (10.2)
   Other demutualization related
      costs..........................          (6.7)         (1.4)         (1.7)         --            (0.4)        (10.2)
   Group pension dividend transfer...          --            --             5.7          --            --             5.7
                                          -------------------------------------------------------------------------------
   Net income........................     $   196.5     $   107.9     $   142.9      $   41.2     $   119.7     $   608.2
                                          ===============================================================================
Supplemental Information:
   Inter-segment revenues............          --            --            --        $   31.2     $   (31.2)         --
   Equity in net income of investees
      accounted for by the equity
      method.........................     $     2.9     $     1.7     $     5.9      $    5.5     $    71.6     $    87.6
   Amortization of deferred policy
      acquisition costs, excluding
      amounts related to net realized
      investment gains...............          45.6          53.6           2.2          --            41.1         142.5
   Segment assets....................     $26,879.3     $14,439.1     $30,801.0      $2,149.6     $12,436.0     $86,705.0

Note 3 -- Severance

As part of the Company's on-going Competitive Position Project, the Company has initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating portions of its operations. The plan consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

In connection with the restructuring plan, approximately 798 employees have been or will be terminated. As of September 30, 2001 and December 31, 2000, the liability for employee termination costs, included in other liabilities was $19.3 million and $20.6 million, respectively. Employee termination costs, included in other operating costs and expenses, were $4.4 million and $3.6 million for the three months ended September 30, 2001 and 2000 and $35.0 million and $16.6 million for the nine months ended September 30, 2001 and 2000, respectively. Of the total number of employees affected, approximately 794 employees were terminated as of September 30, 2001, having received benefit payments of approximately $62.1 million.

                      JOHN HANCOCK FINANCIAL SERVICES INC.

Note 4 -- Contingencies

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserves held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $43.1 million and $224.0 million at September 30, 2001 and December 31, 2000, respectively. There were no additional reserves recorded related to the settlement for the three and nine month periods ended September 30, 2001 and 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

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

                      JOHN HANCOCK FINANCIAL SERVICES INC.

Note 4 -- Contingencies - (Continued)

Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectable reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of September 30, 2001, would not be material.

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of the reinsurers to honor their obligations could result in losses to the Company; consequently, estimates are established for amounts deemed or estimated to be uncollectable. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar characteristics of the reinsurers.

Note 5 -- Closed Block

Under the Plan, the Company created a closed block for the benefit of policies included therein. The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                                        September 30,     December 31,
                                                                                            2001             2000
                                                                                    ------------------------------------
                                                                                                (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
      (fair value: September 30--$106.1; December 31--$2,327.4)......................    $   108.1         $ 2,269.9
   Available-for-sale--at fair value
      (cost: September 30--$5,101.6; December 31--$2,378.7)..........................      5,298.5           2,353.0
Equity securities:
   Available-for-sale--at fair value
      (cost: September 30--$10.3; December 31--$5.3).................................         11.5               6.3
Mortgage loans on real estate........................................................      1,831.4           1,930.6
Policy loans.........................................................................      1,548.6           1,540.6
Short-term investments...............................................................         11.7              62.1
Other invested assets................................................................         64.5              40.7
                                                                                         ---------------------------
   Total Investments.................................................................      8,874.3           8,203.2

Cash and cash equivalents............................................................        174.8             305.6
Accrued investment income............................................................        164.9             149.3
Premiums and accounts receivable.....................................................         22.6              27.1
Deferred policy acquisition costs....................................................        778.7             947.3
Other assets.........................................................................         88.0              77.5
                                                                                         ---------------------------
   Total Closed Block Assets.........................................................    $10,103.3         $ 9,710.0
                                                                                         ===========================

Liabilities
Future policy benefits...............................................................    $10,105.1         $ 9,910.5
Policyholders' funds.................................................................      1,492.1           1,459.5
Other liabilities....................................................................        676.0             665.9
                                                                                         ---------------------------
   Total Closed Block Liabilities....................................................    $12,273.2         $12,035.9
                                                                                         ===========================

                      JOHN HANCOCK FINANCIAL SERVICES INC.

Note 5 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                                                                 For the Period
                                                           Three Months     Three Months       Nine Months         February 1
                                                              Ended            Ended             Ended               Through
                                                           September 30,    September 30,      September 30,      September 30,
                                                               2001             2000               2001               2000
                                                          ----------------------------------------------------------------------
                                                                                         (in millions)
Revenues
   Premiums ........................................         $226.8           $ 217.2          $  672.0            $  619.0
   Net investment income ...........................          167.5             155.8             500.0               423.1
   Net realized investment and other
       gains (losses), net .........................            5.9               1.4              (3.2)                1.3
   Other closed block revenue (expense) ............             --              (0.2)              0.4                (0.4)
                                                             --------------------------------------------------------------
     Total closed block revenues ...................          400.2             374.2           1,169.2             1,043.0

Benefits and Expenses
   Benefits to policyholders .......................          248.5             203.1             717.3               613.4
   Other operating costs and expenses ..............           (2.7)             (3.4)             (6.6)               (9.1)
   Amortization of deferred policy acquisition costs           12.1              27.1              51.4                55.5
   Dividends to policyholders ......................          108.1             108.0             336.2               292.5
                                                             --------------------------------------------------------------
     Total closed block benefits and expenses ......          366.0             334.8           1,098.3               952.3
                                                             --------------------------------------------------------------

     Contribution from the closed block ............         $ 34.2            $ 39.4          $   70.9            $   90.7
                                                             ==============================================================

Note 6 -- Derivatives and Hedging Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities.

The fair value of derivative instruments classified as assets at September 30, 2001 was $180.1 million, and appears on the consolidated balance sheet in other assets. The fair value of derivative instruments classified as liabilities at September 30, 2001 was $717.6 million, and appears on the consolidated balance sheet in other liabilities.

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

                      JOHN HANCOCK FINANCIAL SERVICES INC.

Note 6-- Derivatives and Hedging Instruments - (Continued)

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

The Company also manages interest rate exposure by using interest rate swap agreements to modify certain liabilities, such as fixed rate debt and Constant Maturity Treasuries (CMT) indexed liabilities, by converting them to a LIBOR-based floating rate.

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

For the three and nine month periods ended September 30, 2001, the Company recognized a net loss of $40.7 million and $39.8 million, respectively, related to the ineffective portion of its fair value hedges, and a net loss of $6.1 million and $7.2 million, respectively, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2001, all of the Company's hedged firm commitments qualified as fair value hedges.

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

The Company used interest rate futures contracts to hedge the variable cash flows associated with variable benefit payments that it will make on certain annuity contracts.

The Company used interest rate floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses.

For the three and nine month periods ended September 30, 2001, the Company recognized a net gain of $1.2 million and $0.7 million, respectively, related to the ineffective portion of its cash flow hedges, and a net gain of $46.9 million and $24.3 million, respectively, related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2001, all of the Company's hedged forecast transactions qualified as cash flow hedges.

                      JOHN HANCOCK FINANCIAL SERVICES INC.

Note 6 -- Derivatives and Hedging Instruments - (Continued)

For both the three and nine month periods ended September 30, 2001, a net loss of $0.5 million was reclassified from other accumulated comprehensive income to earnings. It is anticipated that approximately $0.4 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

For the three and nine month periods ended September 30, 2001, none of the Company's cash flow hedges have been discontinued because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

The transition adjustment for the adoption of SFAS No. 133, as amended, resulted in an increase in other comprehensive income of $23.0 million (net of tax of $12.3 million) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. For the three and nine month periods ended September 30, 2001, $34.2 million and $14.2 million of gains (net of tax of $18.4 million and $7.6 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges was added to accumulated other comprehensive income, resulting in a balance of $37.0 million (net of tax of $19.9 million).

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges without designating the derivatives as hedging instruments.

The Company enters into equity indexed futures contracts and equity indexed option contracts and equity swaps to generate investment return related to equity indexed universal life insurance policies. For the three month periods ended September 30, 2001 and 2000, $(11.4) million and $0.1 million, respectively, and for the nine month periods ended September 30, 2001 and 2000, $19.1 million and $(35.3) million, respectively, of gains and losses on these derivatives are included in benefits to policyholders and are offset by crediting similar amounts to policyholders' accounts.

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

Note 8 -- Subsequent Events

On November 5, 2001 the Company announced that its Board of Directors has declared an annual dividend to shareholders of $0.31 per common share payable on December 13, 2001 to shareholders of record on November 16, 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock or the Company) as of September 30, 2001, compared with December 31, 2000, and its consolidated results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000, and, where appropriate, factors that may affect future financial performance. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the nine months ended September 30, 2001 and the period February 1, 2000 (the date the closed block became effective) through September 30, 2000 combined on a line by line basis with the results of operations outside the closed block for such period, as further discussed below. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

The costs relating to the demutualization, excluding costs relating to the offering, were approximately $129.1 million (net of income taxes of $20.4 million), of which $20.4 million (net of tax of $5.9 million) was recognized in the nine month period ending September 30, 2000. No demutualization costs were incurred in 2001. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

Results of Operations

The table below presents the consolidated results of operations for the three and nine month periods ended September 30, 2001 and 2000, respectively. For comparability with prior periods, the table below includes the results of operations of the closed block for the three and nine month periods ended September 30, 2001, the three month period ended September 30, 2000 and the eight month period February 1, 2000 through September 30, 2000 within the nine month period ended September 30, 2000 combined on a line by line basis with the results of operations outside the closed block.

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                   2001            2000           2001          2000
                                           ------------------------------------------------------------
                                                                  (in millions)
Revenues (1)                                     $2,051.0       $2,030.0        $6,586.2     $6,476.3

Benefits and expenses (1)                         1,820.4        1,764.0         5,871.2      5,573.9
                                                 ----------------------------------------------------
Income before income taxes and
   cumulative effect of accounting
   changes                                          230.6          266.0           715.0        902.4

Income taxes                                         59.5           81.7           202.4        294.2
                                                 ----------------------------------------------------

Income before cumulative effect of
    accounting changes                              171.1          184.3           512.6        608.2

Cumulative effect of
accounting
    changes, net of tax                                --             --             7.2           --
                                                 ----------------------------------------------------

Net income                                       $  171.1       $  184.3        $  519.8     $  608.2
                                                 ====================================================

(1) Revenues and benefits and expenses above differ from the Unaudited Consolidated Statements of Income due to closed block expenses for the three and nine month periods ended September 30, 2001 and the three month period ended September 30, 2000 and the period February 1, 2000 through September 30, 2000 of $366.0 million, $1,098.3 million, $334.8 million and $952.3 million, respectively. These expenses are included in revenues through the contribution from the closed block on the unaudited consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Consolidated income before income taxes and cumulative effect of accounting changes of $230.6 million for the three months ended September 30, 2001 decreased by $35.4 million, or 13.3%, from that reported in the comparable prior year period, primarily due to a decrease in net realized investment and other gains of $53.6 million. The Company generated $54.9 million in net realized investment and other losses in the three months ended September 30, 2001, compared to $1.3 million in net realized investment and other losses for the three months ended September 30, 2000. Net realized investment and other gains generated in 2000 were the result of the initiative to divest the Company of real estate investments, while net realized investment and other losses generated in 2001 were primarily the result of deteriorating economic conditions offset by gains from the sale of equity investments. The Corporate and Other Segment drove the Company's decrease in income before income taxes and cumulative effect of accounting changes. Income before income taxes and cumulative effect of accounting changes in the Corporate and Other Segment decreased $35.8 million primarily due to corporate operations businesses in which investment income and net realized investment and other gains decreased from the comparable prior year period. Income before income taxes and cumulative effect of accounting changes in the Guaranteed and Structured Financial Products Segment (G&SFP) decreased $19.6 million primarily driven by $57.8 million net realized investment and other losses incurred during the period, an increase of $39.9 million. The Investment Management Segment decreased $3.6 million primarily due to lower advisory fees on lower average assets under management in the current period. Partially offsetting these decreases in income before income taxes and cumulative effect of accounting changes was an increase in the Protection Segment of $19.9 million driven by an increase in net investment income and net realized investment and other gains. In addition, income before income taxes and cumulative effect of accounting changes increased $3.7 million in the Asset Gathering Segment primarily due to a an increase in net investment income and net realized investment and other gains partially offset by a decrease in investment-type product fees.

Revenues of $2,051.0 million for the three months ended September 30, 2001 increased $21.0 million, or 1.0%, compared to the three months ended September 30, 2000, primarily due to an increase of $71.4 million, or 9.3%, in the Protection Segment. Protection Segment revenues increased primarily due to growth in premiums of $39.7 million and net investment income of $21.9 million from the comparable prior year period. Revenues in the Asset Gathering Segment increased $4.5 million, or 1.5%, primarily due to an increase in net investment income of $19.4 million and net realized investment and other gains of $5.5 million partially offset by a decrease in advisory fees of $20.3 million. These increases in revenues were partially offset by a decrease of $38.1 million in the G&SFP Segment. This decrease was primarily due to a $39.9 million increase in net realized investment and other losses and a $13.3 million decrease in premiums partially offset by a $16.9 million increase net investment income. Revenue decreased $13.3 million, or 28.6%, in the Investment Management Segment, primarily due to a $16.0 million decrease in advisory fees on lower average assets under management in the current period and $8.2 million of one-time performance fees received by the mezzanine fund manager in 2000 partially offset by $1.2 million in higher mortgage origination and servicing fees. In addition, revenue in the Corporate and Other Segment decreased $3.5 million, or 0.8%, primarily due to net realized investment and other losses and a decrease in net investment income. Corporate and Other Segment incurred $6.9 million in net realized investment and other losses in the three months ended September 30, 2001 compared to $14.4 million in net realized investment and other gains in the comparable prior year period, a decrease of $21.3 million. Segment net investment income decreased $19.1 million, or 19.8%, to $77.6 million primarily due to the utilization of capital for the stock buy back program, dividends paid to shareholders and capital supplied for the growth of the retail and institutional businesses. Partially offsetting these decreases in revenues in Corporate and Other was an increase in other revenue of $45.2 million primarily due to an acquisition by Signature Fruit, LLC (Signature Fruit), a subsidiary that acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc.

Benefits and expenses of $1,820.4 million for the three months ended September 30, 2001 increased $56.4 million, or 3.2%, compared to the three months ended September 30, 2000. The increase is driven by the Protection Segment increase of $51.5 million, or 7.6%, primarily due to an increase in the policy reserves in both the traditional and non-traditional products, partially offset by a decrease in operating expenses. Benefits and expenses in the Corporate and Other Segment increased $32.1 million, or 8.1%, primarily due to an increase in operating expenses on the impact of an acquisition by Signature Fruit. Benefits and expenses in the Asset Gathering Segment increased $0.8 million, or 0.4% primarily due to increases in benefit to policyholders and amortization of deferred acquisition costs partially offset by decreases in operating expenses. The G&SFP Segment decreased $18.3 million, or 4.4%, primarily due to a decrease in reserves reflecting lower sales of single premium annuities in the third quarter of 2001. Investment Management Segment benefits and expenses decreased $9.7 million, or 30.4%, primarily due to a $4.9 million of one-time performance fees paid to the management of the mezzanine fund in 2000, lower in operating expenses on a

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

decline in incentive compensation payments based on lower investment advisory fees in the current year period.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Consolidated income before income taxes and cumulative effect of accounting changes of $715.0 million for the nine months ended September 30, 2001 decreased by $187.4 million, or 20.8%, from that reported in the comparable prior year period, primarily due to a decrease in net realized investment and other gains (losses) of $178.7 million. The Company generated $98.8 million in net realized investment and other losses in the nine months ended September 30, 2001, compared to $79.9 million in net realized investment and other gains for the nine months ended September 30, 2000. Net realized investment and other gains generated in 2000 were the result of the initiative to divest the Company of real estate investments, while losses generated in 2001 were primarily the result of deteriorating economic conditions. Income before taxes and cumulative effect of accounting changes in the Corporate and Other Segment decreased $112.7 million primarily due to corporate operations which decreased $83.6 million on lower net realized investment and other gains. The Investment Management Segment income before income taxes and cumulative effect of accounting changes decreased $43.0 million on lower advisory fee income in 2001 and one-time revenue activity in the prior year period. Investment Management Segment advisory fees decreased due to lower average assets under management in the current period and one-time fees and a lawsuit settlement in the timber investment management unit and a performance fee earned by the mezzanine fund manager in the prior year period. The G&SFP Segment income before income taxes and cumulative effect of accounting changes decreased $19.6 million, or 9.4%, to $188.5 million primarily due to decreased net realized investment and other gains. The Asset Gathering Segment decreased $29.2 million, or 18.1%, due to lower commission income due to lower sales and redemptions in the mutual funds business and lower net realized investment and other gains, partially offset by lower operating expense. Partially offsetting these decreases was an increase in the Protection Segment of $17.1 million, or 6.0%, primarily due to growth in net investment income and lower operating expenses, partially offset by decreased net realized investment and other gains (losses).

Revenues of $6,586.2 million for the nine months ended September 30, 2001 increased $109.9 million, or 1.7%, compared to the nine months ended September 30, 2000, including revenue growth of $128.5 million in the G&SFP Segment, an increase of 7.7%. The increase in G&SFP revenues is primarily due to the premium growth in the single premium annuity business, which improved $91.2 million due to two large sales in the first quarter of 2001. G&SFP net investment income also increased resulting from an increase in invested assets backing spread based products compared to the prior year period. Revenues increased $111.7 million, or 4.8%, in the Protection Segment, primarily due to an increase in premiums and growth in net investment income, partially offset by a decrease in net realized investment and other gains. These increases in revenues were partially offset by a decrease in the Corporate and Other Segment, which decreased $29.2 million, or 2.0%. Corporate and Other's net investment income decreased $79.2 million driven by the utilization of capital for the stock buy back program, dividends paid to shareholders and capital supplied for the growth of the retail and institutional businesses. In addition, net realized investment and other gains from venture capital partnerships decreased by $26.1 million. The Investment Management Segment revenues decreased $75.4 million, or 43.0%, primarily due to lower average assets under management in the current period and nonrecurring advisory fee income in the prior period. Investment Management Segment advisory fee income in the prior year period included the receipt of an incentive fee in connection with the restructuring of a timber management contract, as well as the lawsuit settlement, and a performance fee received by the mezzanine fund manager. Asset Gathering Segment revenues decreased $25.7 million, or 2.8%, primarily due to decreases in management advisory fees and commission income from the mutual funds business of $75.6 million, driven by the impact of redemptions, market depreciation and lower sales. In addition, net realized investment and other gains decreased $11.6 million. The decrease in Asset Gathering Segment Revenues was partially offset by an increase in net investment income of $46.1 million driven by the fixed annuity business and $22.9 million in increased premiums primarily due to the single premium immediate annuity business.

Benefits and expenses of $5,871.2 million for the nine months ended September 30, 2001 increased $297.3 million, or 5.3%, compared to the nine months ended September 30, 2000. The increase is driven by G&SFP increasing $148.0 million, or 10.2%, primarily due to an increase in reserves resulting from sales of single premium annuities in the nine months ended September 30, 2001. Benefits and expenses in the Protection Segment increased $94.5 million, or 4.6%, primarily due to increases in the benefits to policyholders for growth in the individual long-term care insurance business and amortization of deferred policy acquisition costs, partially offset by decreased operating expenses due to on-going cost reduction programs. The Corporate and Other Segment benefits and expenses increased $83.7 million or 6.8% driven by a $90.0 million increase operating expenses primarily the result of an acquisition by Signature Fruit. The Asset Gathering Segment's increase in benefits and expenses of $3.5 million, or 0.5%, is primarily due to increased

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

benefits to policyholders business and amortization of deferred policy acquisition costs, partially offset by lower operating expenses driven by lower commission expense in the mutual fund business on lower front end load mutual fund sales and lower redemptions of deferred sales charge mutual fund shares. Partially offsetting these increases in benefits and expenses is a decrease of $32.4 million, or 30.6%, in the Investment Management Segment. The decrease in Investment Management is driven by lower operating expenses due to reduced incentive compensation payments and on-going expense reduction efforts and one-time expenses in the prior year. One-time expenses in the prior year included the payment of incentive fees for the restructuring of a portfolio, a legal settlement in the timber investment management business and performance fees paid to the management of the mezzanine fund.

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

                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                    ------------------------------------------------------
                                                                        2001          2000           2001          2000
                                                                    ------------------------------------------------------
                                                                                        (in millions)
Segment Data: (1)
Segment after-tax operating income:
   Protection Segment.....................................            $  72.7       $  63.8         $224.8        $193.4
   Asset Gathering Segment................................               41.0          38.4          109.9         104.0
                                                                       -------------------------------------------------
      Total Retail........................................              113.7         102.2          334.7         297.4
   Guaranteed and Structured Financial Products
      Segment.............................................               61.9          48.2          180.5         160.3
   Investment Management Segment..........................                7.0           7.8           17.0          40.2
                                                                       -------------------------------------------------
      Total Institutional.................................               68.9          56.0          197.5         200.5
   Corporate and Other Segment............................               22.3          23.9           62.6          73.3
                                                                       -------------------------------------------------
   Total segment after-tax operating income...............              204.9         182.1          594.8         571.2

After-tax adjustments: (1)
   Net  realized investment and other gains (losses), net.              (34.6)         (2.7)         (63.7)         47.3
   Restructuring charges..................................               (3.0)         (2.4)         (22.3)        (10.1)
   Group pension dividend transfer........................                 --            --             --           5.7
   Demutualization expenses...............................                 --            --             --         (10.2)
   Other demutualization related costs....................                 --            --             --         (10.2)
   Surplus tax............................................                3.8           7.3            3.8          14.5
                                                                       -------------------------------------------------
      Total after-tax adjustments.........................              (33.8)          2.2          (82.2)         37.0
                                                                       -------------------------------------------------

   Income before cumulative effect
      of accounting changes................................             171.1         184.3          512.6         608.2
   Cumulative effect of accounting changes, net of tax....                 --            --            7.2             -
                                                                       -------------------------------------------------
   Net income.............................................             $171.1        $184.3         $519.8        $608.2
                                                                       =================================================

(1)   See "Adjustments to GAAP Reported Net Income" set forth below.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Adjustments to GAAP Reported Net Income

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

The volatility between periods can be impacted by economic conditions, as well as by changes in the volume of activity, which can be influenced by us and our investment decisions. Net realized investment gains and losses from mortgage securitizations and mezzanine funds were not excluded from segment after-tax operating income because we view the related gains and losses as an integral part of the core business of those operations.

Net realized investment and other gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains and losses and (2) the portion of net realized investment and other gains and losses credited to participating pension contract holder accounts. We believe presenting net realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains to calculate segment after-tax operating income for the three and nine month periods ended September 30, 2001 and 2000.

                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                    ------------------------------------------------------
                                                                        2001          2000           2001          2000
                                                                    ------------------------------------------------------
                                                                                        (in millions)
Net realized investment and other gains (losses)...............        $(35.0)       $(6.0)         $(85.3)       $ 73.6
Amortization of deferred policy acquisition costs related to
   net realized investment and other gains (losses)............          (5.8)         0.7             1.5          (2.4)
Amounts credited (charged) to participating pension contract
   holder accounts.............................................         (14.1)         4.0           (15.0)          8.7
                                                                       -------------------------------------------------
Net realized investment and other gains (losses), net of
   related amortization of deferred policy acquisition costs
   and amounts credited to participating pension contract
   holders per unaudited consolidated financial
   statements (1)..............................................         (54.9)        (1.3)          (98.8)         79.9
Net realized investment and other gains (losses)
   attributable to mortgage securitizations and mezzanine
   funds.......................................................           1.0           --             3.5           2.0
                                                                       -------------------------------------------------
Net realized investment and other gains (losses), net  -
   pre-tax adjustment to calculate segment operating income....         (55.9)        (1.3)         (102.3)         77.9
Less income tax effect.........................................          21.3         (1.4)           38.6         (30.6)
                                                                       -------------------------------------------------
Net realized investment and other gains (losses), net  -
   after-tax adjustment to calculate segment operating income..        $(34.6)       $(2.7)         $(63.7)       $ 47.3
                                                                       =================================================

(1) Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contract holders for the three month periods ended September 30, 2001 and 2000, includes $5.9 million and $1.4 million, respectively, and for the nine month periods ended September 30, 2001 and 2000 includes $(3.2) million and $1.3 million, respectively, in net realized gains(losses) generated in the closed block. This balance is included in contribution from the closed block in the unaudited consolidated financial statements.

The Company incurred after-tax restructuring charges as part of its on-going Competitive Position Project, which was undertaken to reduce costs and increase future operating efficiency by consolidating portions of our operations as well as the sale of part of the full-service retirement plan business. Additional information regarding restructuring costs is included in Note 3 - Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs were $3.0 million and $2.4 million, for the three month periods ended September 30, 2001 and

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

2000, respectively and $22.3 million and $10.1 million for the nine month periods ended September 30, 2001 and 2000, respectively.

During 1999, we recorded an amount related to the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account within the Corporate and Other Segment. The $5.7 million after-tax credit occurring in the first quarter of 2000 is a change in estimate of this transaction based on information that became available in 2000.

In December 2000, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 00-3. SOP 00-3 which was adopted with respect to accounting for demutualization expenses by the Company effective December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. No after-tax charges for demutualization related expenses were incurred during the three month period ended September 30, 2000 and $10.2 million (net of tax of $0.4 million) were incurred during the nine month period ended September 30, 2000. No demutualization costs were recognized in 2001. The Company considers demutualization expenses to be an adjustment to GAAP recorded net income.

The Company incurred after-tax charges for other demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for other demutualization related expenses were $10.2 million (net of tax of $5.4 million) for the nine month period ended September 30, 2000. No such costs were incurred in 2001.

Effective within the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies. During the three month periods ended September 30, 2001 and 2000, the Company recognized a reduction in equity based taxes of $3.8 million and $7.3 million, respectively, and during the nine month periods ended September 30, 2001 and 2000 the Company recognized a reduction in equity based taxes of $3.8 million and $14.5 million, respectively, resulting from a revised estimate related to prior years. This after-tax credit was excluded from after-tax operating income for these periods.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Retail-Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                 Three Months Ended           Nine Months Ended
                                                                    September 30,               September 30,
                                                             ------------------------------------------------------
                                                                 2001          2000           2001          2000
                                                             ------------------------------------------------------
                                                                                 (in millions)
Revenues..................................................      $841.2        $772.0       $2,484.3      $2,322.3

Benefits and expenses.....................................       727.3         674.1        2,137.5       2,029.5

Income taxes..............................................        41.2          34.1          122.0          99.4
                                                                -------------------------------------------------

Segment after-tax operating income (1)....................        72.7          63.8          224.8         193.4
                                                                -------------------------------------------------

After-tax adjustments: (1)
   Net  realized investment and other gains
      (losses), net.......................................        (0.3)         (2.0)         (24.0)          7.0
   Surplus tax............................................         1.5           5.5            1.5           8.4
   Demutualization expenses...............................          --            --             --          (6.9)
   Restructuring charges..................................        (1.0)         (1.8)          (3.8)         (5.4)
                                                                -------------------------------------------------
 Total after-tax adjustments..............................         0.2           1.7          (26.3)          3.1
                                                                -------------------------------------------------

Income before cumulative effect of accounting changes.....        72.9          65.5          198.5         196.5
Cumulative effect of accounting changes, net of tax.......          --            --           11.7            --
                                                                -------------------------------------------------
Net income................................................      $ 72.9        $ 65.5       $  210.2      $  196.5
                                                                =================================================

Other Data:
Segment after-tax operating income:
   Non-traditional life (variable and universal life).....      $ 29.1        $ 25.7       $   91.0      $   73.8
   Traditional life.......................................        26.9          24.9           83.1          81.6
   Long-term care.........................................        19.8          13.8           55.3          39.7
   Other..................................................        (3.1)         (0.6)          (4.6)         (1.7)
                                                                -------------------------------------------------
Segment after-tax operating income (1)....................      $ 72.7        $ 63.8       $  224.8      $  193.4
                                                                =================================================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $72.7 million for the three months ended September 30, 2001, an increase of $8.9 million, or 13.9%, from $63.8 million for the three months ended September 30, 2000. Non-traditional life insurance business after-tax operating income increased $3.4 million, or 13.2%, primarily due to increased fee income. Traditional life insurance business after-tax operating income increased $2.0 million, or 8.0%, primarily resulting from reductions in operating expenses. Long-term care insurance business after-tax operating income increased $6.0 million, or 43.5%, resulting from lower expenses, higher investment income, and positive morbidity gains.

Revenues were $841.2 million for the three months ended September 30, 2001, an increase of $69.2 million, or 9.0%, from $772.0 million for the three months ended September 30, 2000. Premiums increased $39.7 million, or 10.6%, primarily due to long-term care insurance premiums, which increased $22.8 million, or 15.2%, driven by continued growth in the business. In addition, traditional life insurance premiums increased primarily due to the prior year's comparable period reversal of premiums as part of the resolution of the class action lawsuit. The transactions associated with the class action lawsuit had no net effect on operating income in the period because these increases were offset by adjustments to benefits and expenses in the same period. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $105.1 million for the three months ended September 30, 2001, an increase of $7.4 million, or 7.6%, from $97.7 million for the three months ended September 30, 2000. This was primarily due to fee

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

increases partially offset by a decline in separate account performance. The segment's net investment income increased $22.0 million, or 7.4%, primarily due to increased asset balances.

Benefits and expenses were $727.3 million for the three months ended September 30, 2001, an increase of $53.2 million, or 7.9%, from $674.1 million for the three months ended September 30, 2000. Benefits to policyholders increased $80.5 million, or 19.8%, due to a $47.4 million increase in traditional life insurance reserves primarily attributable to prior year's comparable period reversal of benefits as part of the resolution of the class action lawsuit and $26.0 million due to growth in the long-term care insurance business. The transactions associated with the class action lawsuit had no net effect on operating income in the period because these increases were offset by adjustments to revenues in the same period. Other operating costs and expenses decreased $28.0 million, or 26.0%, primarily due to a decrease of $18.0 million in operating expenses on traditional life insurance products mainly attributable to on-going operating cost reductions. The Segment's effective tax rate on operating income was 36.2% and 34.8% for the three months ended September 30, 2001 and 2000, respectively.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $224.8 million for the nine months ended September 30, 2001, an increase of $31.4 million, or 16.2%, from $193.4 million for the nine months ended September 30, 2000. Non-traditional life insurance business after-tax operating income increased $17.2 million, or 23.3%, primarily due to higher fee income and net investment income. Traditional life insurance business after-tax operating income increased $1.5 million, or 1.8%, primarily resulting from higher investment income and reductions in operating expenses offset by increased benefits to policyholders. Long-term care insurance business after-tax operating income increased $15.6 million, or 39.3%, resulting from lower expenses, higher investment income, and positive morbidity gains.

Revenues were $2,484.3 million for the nine months ended September 30, 2001, an increase of $162.0 million, or 7.0%, from $2,322.3 million for the nine months ended September 30, 2000. Premiums increased $89.7 million, or 7.9%, primarily due to long-term care insurance premiums, which increased $90.4 million, or 22.2% driven by continued growth in the individual business. Universal life and investment-type product charges were $309.0 million for the nine months ended September 30, 2001, an increase of $12.7 million, or 4.3%, from $296.3 million for the nine months ended September 30, 2000. This was due to increases in both universal and variable life product fees, of $6.9 million and $5.8 million respectively from the comparable prior year period, primarily driven by universal life account value increases and variable life products fee increases. Segment net investment income increased $58.3 million, or 6.6%, primarily due to increased asset balances.

Benefits and expenses were $2,137.5 million for the nine months ended September 30, 2001, an increase of $108.0 million, or 5.3%, from $2,029.5 million for the nine months ended September 30, 2000. Benefits to policyholders increased $129.7 million, or 10.4%, due to growth in the long-term care insurance business. Long-term care insurance benefits increased $99.2 million primarily due to additions to reserves for premium growth and to higher claim volume from the expansion of this business. Other operating costs and expenses decreased $64.7 million, or 19.9%, primarily due to a decrease of $56.2 million in operating expenses on traditional life insurance products mainly attributable to on-going operating cost reductions. Dividends to policyholders increased $1.8 million, or 0.5%, primarily due to increased dividends on traditional life insurance products offset by decreased dividends in non-traditional life insurance products. Amortization of deferred policy acquisition costs increased $41.2 million, or 40.8%, primarily due to higher gross profits on both the traditional life and non-traditional life products. The Segment's effective tax rate on operating income was 35.2% and 33.9% for the nine months ended September 30, 2001 and 2000, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Retail-Asset Gathering Segment

     The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                        2001          2000           2001          2000
                                                                     ------------------------------------------------------
                                                                                          (in millions)
Revenues..................................................             $296.2        $297.2         $880.0        $894.1

Benefits and expenses.....................................              240.0         239.5          721.6         738.4

Income taxes..............................................               15.2          19.3           48.5          51.7
                                                                       -------------------------------------------------

Segment after-tax operating income (1)....................               41.0          38.4          109.9         104.0
                                                                       -------------------------------------------------
After-tax adjustments: (1)
   Net realized investment and other
      gains, net...........................................               6.6           2.6             --           6.3
   Surplus tax.............................................                --           0.4             --           0.5
   Demutualizaton expenses................................                 --            --             --          (0.1)
   Other demutualization related costs.....................                --            --             --          (1.4)
   Restructuring charges...................................              (0.3)         (0.4)         (15.4)         (1.4)
                                                                       -------------------------------------------------
Total after-tax adjustments...............................                6.3           2.6          (15.4)          3.9
                                                                       -------------------------------------------------

Income before cumulative effect of accounting changes.....               47.3          41.0           94.5         107.9
Cumulative effect of accounting changes, net of tax.......                 --            --           (0.5)           --
                                                                       -------------------------------------------------
Net income................................................             $ 47.3        $ 41.0         $ 94.0        $107.9
                                                                       =================================================
Other Data:
Segment after-tax operating income (loss):
   Annuity................................................             $ 25.1        $ 25.3         $ 66.8        $ 70.9
   Mutual funds...........................................               14.2          13.4           42.4          35.5
   Other..................................................                1.7          (0.3)           0.7          (2.4)
                                                                       -------------------------------------------------

Segment after-tax operating income (1)....................             $ 41.0        $ 38.4         $109.9        $104.0
                                                                       =================================================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $41.0 million for the three months ended September 30, 2001, an increase of $2.6 million, or 6.8%, from $38.4 million reported in the comparable prior year period. Annuity business after-tax operating income was $25.1 million for the three months ended September 30, 2001, a decrease of $0.2 million, or 0.8%, primarily due to a decrease in variable annuity product fees, resulting from lower average account balances. Mutual funds after-tax operating income increased $0.8 million, or 6.0%, primarily due to lower commissions and operating expenses, which decreased $21.4 million, or 24.2% from the comparable prior year period.

Revenues were $296.2 million for the three months ended September 30, 2001, a decrease of $1.0 million, or 0.3%, from $297.2 million reported for the comparable prior year period. The decrease in revenues was primarily due to lower management advisory fees and commission income, which decreased $20.2 million, or 15.3%, driven by the mutual funds business due to a decrease in average assets under management and lower sales. Net investment income was $131.0 million for the three months ended September 30, 2001, an increase of $19.5 million, or 17.5%, from $111.5 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products and an increase in yields on those assets. The average investment yield on invested assets backing fixed annuity products was 8.24% and 8.08% for the three months ended September 30, 2001 and 2000, respectively. Investment-type product fees were $31.2 million for the three months ended September 30, 2001, a decrease of $2.0 million, or 6.0%, from $33.2 million reported for the

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

comparable prior year period. The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves which decreased 18.9% to $6,283.6 million for the three months ended September 30, 2001 from $7,747.2 million reported in the comparable prior year period. The decrease in average variable annuity reserves is driven by depreciation of the equity markets. The mortality and expense fees as a percentage of average account balances were 1.26% and 1.34% for the three months ended September 30, 2001 and 2000, respectively.

Investment management revenues, commissions, and other fees were $111.9 million for the three months ended September 30, 2001, a decrease of $20.2 million, or 15.3%, from $132.1 million for the comparable prior year period. Average mutual fund assets under management were $29,172.2 million for the three months ended September 30, 2001, a decrease of $3,407.7 million, or 10.5%, from $32,579.9 million reported in the comparable prior year period, due to net redemptions and market depreciation in latter half of the prior year. The mutual fund business experienced net redemptions for the three months ended September 30, 2001 of $11.2 million compared to net deposits of $145.1 million in the comparable prior year period. The mutual fund business incurred $42.4 million in redemptions for the three months ended September 30, 2001 related to the sale of the full-service retirement plan business. Absent the impact on assets under management of the sale of the full-service retirement plan business, the mutual fund business experienced net deposits of $31.2 million for the same period. In addition, mutual fund business assets under management decreased due to realized net market depreciation of $3,411.9 million for the three months ended September 30, 2001 compared to $1,228.3 million of net realized net market appreciation in the comparable prior year period. Investment advisory fees were $42.9 million for the three months ended September 30, 2001, a decrease of $7.4 million, or 14.7%, from $50.3 million reported in the comparable prior year period and were 0.59% and 0.62% of average mutual fund assets under management for the three months ended September 30, 2001 and 2000, respectively. Underwriting and distribution fees decreased $12.9 million, or 18.3%, to $57.4 million for the three months ended September 30, 2001, primarily due to a decrease in asset based distribution fees, front end load charge mutual fund sales and lower deferred sales charges due to decreased assets under management, lower sales and lower redemptions. Shareholder service and other fees were $11.4 million for the three months ended September 30, 2001 compared to $11.7 million reported in the comparable prior year period.

Benefits and expenses increased $0.5 million, or 0.2%, to $240.0 million for the three months ended September 30, 2001 from $239.5 million reported in the comparable prior year period. Benefits to policyholders increased $19.5 million, or 20.5%, primarily due to an increase in interest credited on fixed annuity account balances due to higher average account balances and an increase in the average interest credited rate. The average interest credited rate on fixed annuity account balances was 6.02% and 5.80% for the three months ended September 30, 2001 and 2000, respectively. Other operating costs and expenses decreased $23.7 million, or 18.7%, to $103.2 million for the three months ended September 30, 2001 from $126.9 million reported in the comparable prior year period primarily due to a decrease in operating expenses. Operating expenses decreased in the annuities and mutual fund businesses due to on-going expense reduction programs. Amortization of deferred policy acquisition costs increased $4.9 million, or 28.0%, to $22.4 million for the three months ended September 30, 2001 from $17.5 million reported in the comparable prior year period, in the annuities business due to revised projections of estimated gross profits based upon changes in estimated future lapse rates. The Segment's effective tax rate on operating income was 27.0% and 33.4% for the three months ended September 30, 2001 and 2000, respectively.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $109.9 million for the nine months ended September 30, 2001, an increase of $5.9 million, or 5.7%, from $104.0 million reported in the comparable prior year period. Annuity business after-tax operating income was $66.8 million for the nine months ended September 30, 2001, a decrease of $4.1 million, or 5.8%, primarily due to a decrease in variable annuity product charges, resulting from lower average account balances. Mutual funds after-tax operating income increased $6.9 million, or 19.4%, primarily due to lower commissions and operating expenses that decreased $80.1 million, or 27.0% from the comparable prior year period, partially offset by lower management advisory fees, commissions, and other fee revenue.

Revenues were $880.0 million for the nine months ended September 30, 2001, a decrease of $14.1 million, or 1.6%, from $894.1 million reported for the comparable prior year period. The decrease in revenues was due to lower management advisory fees and commission income which decreased $75.6 million, or 17.9%, primarily from the mutual funds business due to a decrease in average assets under management, lower sales and lower redemptions. Net investment income was $373.5 million for the nine months ended September 30, 2001, an increase of $46.2 million, or 14.1%, from $327.3 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products and an increase in yields on those assets. The average investment yield on invested assets backing fixed annuity products was 8.13% and 8.02% for the nine months ended September 30, 2001 and 2000, respectively. Investment-type product fees were $96.6

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

million for the nine months ended September 30, 2001, a decrease of $6.5 million, or 6.3%, from $103.1 million reported for the comparable prior year period. The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves, driven by depreciation of the equity markets. Average variable annuity reserves decreased 15.3% to $6,533.5 million for the nine months ended September 30, 2001 from $7,717.6 million reported in the comparable prior year period. The mortality and expense fees as a percentage of average account balances were 1.28% and 1.35% for the nine months ended September 30, 2001 and 2000, respectively.

Investment management revenues, commissions, and other fees were $346.3 million for the nine months ended September 30, 2001, a decrease of $75.6 million, or 17.9%, from $421.9 million for the comparable prior year period. Average mutual fund assets under management were $29,957.3 million for the nine months ended September 30, 2001, a decrease of $2,684.3 million or 8.2%, from $32,641.6 million reported in the comparable prior year period, due to market depreciation. The mutual fund business experienced net deposits for the nine months ended September 30, 2001 of $112.8 million, despite difficult market conditions in the nine months ended September 30, 2001. In the comparable prior year period , the mutual funds business experienced net redemptions of $219.4 million. The mutual fund business incurred $465.7 million in redemptions for the nine months ended September 30, 2001 related to the sale of the full-service retirement plan business. Absent the impact on assets under management of the sale of the full-service retirement plan business, the mutual fund business experienced net deposits of $578.5 million for the same period. Deposits and reinvestments for the nine months ended September 30, 2001 include the funding of a $247.0 million institutional advisory account. Redemptions and withdrawals continue to slow decreasing $824.5 million, or 17.6%, to $3,848.5 million from $4,673.0 million in the comparable prior year period. Investment advisory fees were $136.0 million for the nine months ended September 30, 2001, a decrease of $9.6 million, or 6.6%, from $145.6 million reported in the comparable prior year period and were 0.61% and 0.59% of average mutual fund assets under management for the nine months ended September 30, 2001 and 2000, respectively. Underwriting and distribution fees decreased $66.8 million, or 27.7%, to $174.0 million for the nine months ended September 30, 2001, primarily due to a decrease in asset based distribution fees, front end load mutual fund sales and lower deferred sales charges due to decreased assets under management, lower sales and lower redemptions. Shareholder service and other fees were $36.3 million for the nine months ended September 30, 2001 compared to $35.5 million reported in the comparable prior year period.

Benefits and expenses decreased $16.8 million, or 2.3%, to $721.6 million for the nine months ended September 30, 2001 from $738.4 million reported in the comparable prior year period. Benefits to policyholders increased $68.0 million, or 25.7%, primarily due to an increase in interest credited on fixed annuity account balances due to higher average account balances and an increase in the average interest credited rate. The average interest credited rate on fixed annuity account balances was 6.11% and 5.74% for the nine months ended September 30, 2001, respectively. Other operating costs and expenses decreased $90.6 million, or 21.6%, to $329.4 million for the nine months ended September 30, 2001 from $420.0 million reported in the comparable prior year period. The decrease was primarily due to the decrease in commission fees incurred in the mutual fund business, the result of lower front-end load mutual fund sales and lower deferred sales charges due to lower redemptions. In addition, mutual fund operating expenses decreased due to operating efficiencies, lower subadvisory asset based fees due to a decline in average assets under management, and the sale of the full-service retirement plan business. Amortization of deferred policy acquisition costs increased $5.9 million, or 11.0%, to $59.5 million for the nine months ended September 30, 2001 from $53.6 million reported in the comparable prior year period, primarily due to revised projections of estimated gross profits based upon changes in estimated future lapse rates. The Segment's effective tax rate on operating income was 30.6% and 33.2% for the nine months ended September 30, 2001 and 2000, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Institutional-Guaranteed and Structured Financial Products Segment

The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                        2001          2000           2001          2000
                                                                     ------------------------------------------------------
                                                                                          (in millions)
Revenues..................................................             $493.9        $492.1       $1,870.1      $1,699.2

Benefits and expenses.....................................              400.2         418.7        1,599.1       1,454.8

Income taxes..............................................               31.8          25.2           90.5          84.1
                                                                       -------------------------------------------------

Segment after-tax operating income (1)....................               61.9          48.2          180.5         160.3
                                                                       -------------------------------------------------

After-tax adjustments: (1)
   Net  realized investment and other gains
      (losses), net.......................................              (36.9)        (11.3)         (51.3)        (24.4)
   Restructuring charges..................................                 --          (0.1)          (0.7)         (2.3)
   Surplus tax............................................                2.1           4.0            2.1           5.5
   Demutualization expenses...............................                 --            --             --          (0.2)
   Other demutualization related costs....................                 --            --             --          (1.7)
   Group pension dividend transfer........................                 --            --             --           5.7
                                                                       -------------------------------------------------
Total after-tax adjustments...............................              (34.8)         (7.4)         (49.9)        (17.4)
                                                                       -------------------------------------------------

Income before cumulative effect of accounting changes.....               27.1          40.8          130.6         142.9
Cumulative effect of accounting changes, net of tax.......               --              --           (1.2)           --
                                                                       -------------------------------------------------
Net income................................................             $ 27.1        $ 40.8       $  129.4      $  142.9
                                                                       =================================================

Other Data:
Segment after-tax operating income:
   Spread-based products:
      GICs and funding agreements..........................            $ 42.4        $ 32.2       $  120.7      $  100.8
      Single premium annuities.............................              14.0           7.7           41.4          34.2
   Fee-based products.....................................                5.5           8.3           18.4          25.3
                                                                       -------------------------------------------------
Segment after-tax operating income (1)....................             $ 61.9        $ 48.2       $  180.5      $  160.3
                                                                       =================================================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $61.9 million for the three months ended September 30, 2001, an increase of $13.7 million, or 28.4%, from $48.2 million reported in the comparable prior-year period. GICs and funding agreements after-tax operating income was $42.4 million, an increase of $10.2 million, or 31.7%, from $32.2 million reported in the comparable prior year period, primarily due to increased investment spreads as a result of an increase in average invested assets. On a total-company basis, GICs and funding agreements accounted for 20.7% of after-tax operating income for the three months ended September 30, 2001 as compared to 17.7% in the comparable prior period. Single premium annuities after-tax operating income was $14.0 million, an increase of $6.3 million, or 81.8%, primarily due to underwriting gains in the current period compared to underwriting losses driven by one large contract in the comparable prior year period. Fee-based products' after-tax operating income was $5.5 million, a decrease of $2.8 million, or 33.7%, from $8.3 million reported in the comparable prior year period, primarily due to the transfer of non-participating annuities to spread-based products at year-end, 2000.

Revenues increased $1.8 million, or 0.4%, to $493.9 million for the three months ended September 30, 2001 from $492.1 million reported in the comparable prior year period. Net investment income increased $16.9 million, or 3.9%, to $455.5 million for the three months ended September 30, 2001 from $438.6 million reported in the comparable prior year period, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $4,185.2 million, or 23.8% to $21,745.2 million for the three months ended September 30, 2001 from $17,560.0 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 7.43% for the three months ended

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

September 30, 2001 compared to 8.59% reported in the prior year period, reflecting the lower interest rate environment in the current period. Premiums decreased $13.3 million, or 35.2%, to $24.5 million for the three months ended September 30, 2001 from $37.8 million reported in the comparable prior year period primarily driven by single premium annuities. Investment-type product charges were $13.7 million for the three months ended September 30, 2001, a decrease of $2.0 million, or 12.7%, primarily due to lower asset based fees on Separate Account GICs. Investment-type product charges were 0.52% and 0.54% of average fee-based policy reserves for the three months ended September 30, 2001 and 2000, respectively.

Benefits and expenses decreased $18.5 million, or 4.4%, to $400.2 million for the three months ended September 30, 2001 from $418.7 million reported in the comparable prior year period. The decrease was largely due to a $12.5 million decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts. Interest credited on account balances for spread-based products was $307.4 million for the three months ended September 30, 2001, an increase of $8.8 million, or 2.9%, from $298.6 million reported in the comparable prior year period. The increase in interest credited was due to an increase in average account balances for spread-based products of $3,740.7 million to $20,439.8 million for the three months ended September 30, 2001 from $16,699.1 million reported in the comparable prior year period partially offset by a decrease in the average interest credited rate on account balances for spread-based products. Other operating costs and expenses were $15.7 million for the three months ended September 30, 2001, a decrease of $3.5 million, or 18.2%, from $19.2 million reported in the comparable prior year period. The decrease was primarily due to lower management fee expenses and lower systems expenses related to projects completed during 2000. Dividends of $8.8 million for the three months ended September 30, 2001, decreased $2.1 million, or 19.3%, from $10.9 million reported in the comparable prior year period, reflecting a lower level of distributable surplus to participating contract holder accounts. The Segment's effective tax rates on operating income were 33.9% and 34.3% for the three months ended September 30, 2001 and 2000, respectively. The decrease in the effective tax rate is primarily due to increases in certain tax credits and deductions in the current period.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $180.5 million for the nine months ended September 30, 2001, an increase of $20.2 million, or 12.6%, from $160.3 million reported in the comparable prior-year period. GICs and funding agreements after-tax operating income was $120.7 million, an increase of $19.9 million, or 19.7%, from $100.8 million reported in the comparable prior year period, primarily due to increased investment spreads largely as a result of growth in average invested assets. On a total-company basis, GICs and funding agreements accounted for 20.3% of after-tax operating income for the nine months ended September 30, 2001 as compared to 17.6% in the comparable prior period. Single premium annuities after-tax operating income was $41.4 million, an increase of $7.2 million, or 21.1%, primarily due to underwriting gains in the current period compared to underwriting losses driven by one large contract in the comparable prior year period. Fee-based product after-tax operating income was $18.4 million, a decrease of $6.9 million, or 27.3%, from $25.3 million reported in the comparable prior year period, primarily due to lower asset-based fees on Separate Account GICs.

Revenues increased $170.9 million, or 10.1%, to $1,870.1 million for the nine months ended September 30, 2001 from $1,699.2 million reported in the comparable prior year period. Net investment income increased $99.3 million, or 7.7%, to $1,387.3 million for the nine months ended September 30, 2001 compared to the prior year period, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $3,735.2 million, or 22.3% to $20,502.7 million for the nine months ended September 30, 2001 from $16,767.5 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 7.91% for the nine months ended September 30, 2001 compared to 8.66% reported in the prior year period, reflecting the lower interest rate environment in the current period. Premiums increased $77.1 million, or 21.4%, to $438.1 million, which follow sales proceeds of our annuity products. Investment-type product charges were $44.5 million for the nine months ended September 30, 2001, a decrease of $5.5 million, or 11.0%, primarily due to lower expense recoveries from participating contracts. Investment-type product charges were 0.51% and 0.55% of average fee-based policy reserves for the nine months ended September 30, 2001 and 2000, respectively.

Benefits and expenses increased $144.3 million, or 9.9%, to $1,599.1 million for the nine months ended September 30, 2001 from $1,454.8 million reported in the comparable prior year period. The increase was largely due to a $157.4 million increase in benefits to policyholders as a result of increased sales of single premium annuity contracts. Interest credited on account balances for spread-based products was $946.5 million for the nine months ended September 30, 2001, an increase of $92.9 million, or 10.9%, from $853.6 million reported in the comparable prior year period. The increase in interest credited was due to an increase in average account balances for spread-based products of $3,314.7 million to $19,342.8 million for the nine months ended September 30, 2001 from

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

$16,028.1 million reported in the comparable prior year period partially offset by a decrease in the average interest credited rate on account balances for spread-based products. The decrease in the average interest credited rate on account balances for spread-based products reflects the lower interest rate environment in the current period. Other operating costs and expenses were $42.6 million for the nine months ended September 30, 2001, a decrease of $9.9 million, or 18.9%, from $52.5 million reported in the comparable prior year period. The decrease was primarily due to lower management fee expenses and lower systems expenses related to projects completed during 2000. Dividends of $26.3 million for the nine months ended September 30, 2001, decreased $2.9 million, or 9.9%, from $29.2 million reported in the comparable prior year period, reflecting a lower level of distributable surplus to participating contract holder accounts. The Segment's effective tax rates on operating income were 33.4% and 34.4% for the nine months ended September 30, 2001 and 2000, respectively. The decrease in the effective tax rate is primarily due to increases in certain tax credits and deductions in the current period.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Institutional-Investment Management Segment

The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                         Three months ended           Nine months ended
                                                                            September 30,               September 30,
                                                                        2001          2000           2001          2000
                                                                     ------------------------------------------------------
                                                                                         (in millions)
Revenues.........................................................       $33.2         $45.4         $99.7        $173.3

Benefits and expenses............................................        22.2          32.0          71.9         105.4

Income taxes.....................................................         4.0           5.6          10.8          27.7
                                                                      --------------------------------------------------

Segment after-tax operating income (1)...........................         7.0           7.8          17.0          40.2
                                                                      --------------------------------------------------

After-tax adjustments: (1)
   Net realized investment and other gains (losses), net.........          --           0.7          (0.1)          1.0
   Restructuring charges.........................................        (0.2)           --          (0.7)           --
                                                                      --------------------------------------------------
Total after-tax adjustments......................................        (0.2)          0.7          (0.8)          1.0
                                                                      --------------------------------------------------

Income before cumulative effect of
   accounting changes............................................         6.8           8.5          16.2          41.2
Cumulative effect of accounting changes, net of tax..............          --            --          (0.2)           --
                                                                      --------------------------------------------------
Net income.......................................................       $ 6.8         $ 8.5         $16.0        $ 41.2
                                                                      ==================================================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $7.0 million for the three months ended September 30, 2001, a decrease of $0.8 million, or 10.3%, from $7.8 million reported in the comparable prior year period. The decrease was primarily due to lower advisory fees in 2001, partially offset by higher earnings on the sale of equity investments and higher mortgage origination and servicing fees.

Total revenues decreased $12.2 million, or 26.9%, to $33.2 million for the three months ended September 30, 2001 from $45.4 million reported in the comparable prior year period. Net investment income was $8.9 million for the three months ended September 30, 2001, an increase of $1.9 million from $7.0 million reported in the comparable prior year period, primarily due to an increase in income recorded this year on one-time gains on the sale of equity investments held by John Hancock Energy Resources Management. Investment management revenues, commissions, and other fees decreased $16.0 million, or 40.7%, to $23.3 million for the three months ended September 30, 2001, from $39.3 million in the prior year period, primarily due to a decrease in investment advisory fees. Investment advisory fees decreased $17.2 million, or 44.6%, to $21.4 million for the three months ended September 30, 2001 compared to $38.6 million reported in the prior year period primarily due to $8.2 million of one-time performance fees received by the mezzanine fund manager in 2000, and $5.1 million lower investment advisory fees at Independence Investment LLC resulting from lower average assets under management in 2001, partially offset by $1.2 million higher mortgage origination and servicing fees at John Hancock Real Estate Finance. Mortgage origination and servicing fees were $1.9 million for the three months ended September 30, 2001 compared to $0.7 million in the prior year period. Investment management revenues, commissions and other fees were 0.33% and 0.43% of average advisory assets under management in 2001 and 2000, respectively. Net realized investment gains increased $1.0 million for the three months ended September 30, 2001 due to increased securitization activity at John Hancock Real Estate Finance.

Benefits and expenses decreased $9.8 million, or 30.6%, to $22.2 million for the three months ended September 30, 2001, from $32.0 million reported in the comparable prior year period. The decrease was primarily due to $4.9 million of one-time performance fees paid to the management of the mezzanine fund in 2000 which were not repeated in 2001, and a decrease of $2.8 million in operating expenses, primarily compensation, at Independence Investment LLC, based on lower investment advisory fee revenues. In addition, operating expenses declined $1.8 million at John Hancock Real Estate Finance. Total operating costs and expenses were 0.31% and 0.35% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 36.4% and 41.8% for the three months ended September 30, 2001 and 2000, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $17.0 million for the nine months ended September 30, 2001, a decrease of $23.2 million, or 57.7%, from $40.2 million reported in the comparable prior year period. The decrease was primarily due to lower investment advisory fees from lower average assets under management in the current period and one-time revenue activity in the prior year period.

Revenues decreased $73.6 million, or 42.5%, to $99.7 million for the nine months ended September 30, 2001 from $173.3 million reported in the comparable prior year period. Net investment income was $18.1 million for the nine months ended September 30, 2001, an increase of $0.8 million from the comparable prior year period. Investment management revenues, commissions, and other fees decreased $76.0 million, or 49.3%, for the nine months ended September 30, 2001, primarily due to a decrease in investment advisory fees, which decreased $76.3 million to $73.4 million for the nine months ended September 30, 2001 compared to $149.7 million reported in the prior year period. The decrease in investment advisory fees was primarily due to $35.5 million of incentive fees received in 2000 in connection with the restructuring of a timber management contract, $14.3 million of performance fees received in 2000 by the mezzanine fund manager, a $9.8 million legal settlement during the prior year period associated with our timber management operation and $13.8 million lower investment advisory fees due to lower average assets under management at Independence Investment LLC in the current year period. Mortgage origination and servicing fees were $4.7 million for the nine months ended September 30, 2001 compared to $4.4 million in the prior year period. Investment management revenues, commissions and other fees were 0.35% and 0.54% of average advisory assets under management in 2001 and 2000, respectively. Net realized investment gains increased $1.5 million for the nine months ended September 30, 2001 primarily due to increased securitization activity at John Hancock Real Estate Finance.

Benefits and expenses were $71.9 million for the nine months ended September 30, 2001, a decrease of $33.5 million, or 31.8%, from $105.4 million reported in the comparable prior year period. The decrease was primarily due to $13.5 million of incentive compensation payments related to the receipt of incentive fees from a timber management contract and a legal settlement during the prior year period associated with our timber management operation. The Company also paid an $8.6 million performance fee to the management of the mezzanine fund in the prior year period. In addition, operating expenses decreased $7.9 million at Independence Investment LLC, primarily compensation expenses, due to lower average assets under management compared to the prior year period. Operating expenses for John Hancock Real Estate Finance decreased $2.2 million primarily due to on-going expense reduction efforts throughout the segment. Other operating costs and expenses were 0.32% and 0.37% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 38.9% and 40.8% for the nine months ended September 30, 2001 and 2000, respectively. The effective tax rate for the Institutional Investment Management Segment is higher than our other business segments primarily due to state taxes on certain subsidiaries.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.

Corporate and Other Segment

The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                  2001          2000           2001          2000
                                                               ------------------------------------------------------
                                                                      (in millions)               (in millions)
Revenues...................................................      $442.3        $424.5       $1,354.4      $1,309.4

Benefits and expenses......................................       426.2         396.0        1,306.2       1,213.2

Income taxes (benefits)....................................        (6.2)          4.6          (14.4)         22.9
                                                                --------------------------------------------------

Segment after-tax operating income (1).....................        22.3          23.9           62.6          73.3
                                                                --------------------------------------------------

After-tax adjustments: (1)
   Net realized investment and other gains (losses), net...        (4.0)          7.3           11.7          57.4
   Restructuring charges...................................        (1.5)         (0.1)          (1.7)         (1.0)
   Surplus tax.............................................         0.2          (2.6)           0.2           0.1
   Demutualization expenses................................          --            --             --          (9.7)
   Other demutualization related costs.....................          --            --             --          (0.4)
                                                                --------------------------------------------------
Total after-tax adjustments................................        (5.3)          4.6           10.2          46.4
                                                                --------------------------------------------------

Income before cumulative effect of accounting changes......        17.0          28.5           72.8         119.7
Cumulative effect of accounting changes, net of tax........          --            --           (2.6)           --
                                                                --------------------------------------------------
Net income.................................................      $ 17.0        $ 28.5       $   70.2      $  119.7
                                                                ==================================================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income from international operations was $8.9 million for the three months ended September 30, 2001, a decrease of $0.3 million from $9.2 million reported in the comparable prior year period. The decrease in segment after-tax operating income is primarily due to The Maritime Life Assurance Company, our majority-owned Canadian subsidiary. Increased expenses for employee benefits and technology projects and reserve increases for Group termination experience were largely offset by tax benefits associated with the reduction in Canadian tax rates.

Segment after-tax operating income from corporate operations was $11.6 million for the three months ended September 30, 2001, a decrease of $0.1 million from $11.7 million reported in the comparable prior year period. The decrease was primarily due to lower net investment income on corporate surplus due to greater surplus requirements in our other business lines, the stock buyback program and dividends to stockholders paid for the first time at the end of last year. These negative variances were almost offset by expense reductions.

The Segment's effective tax rate on operating income was (38.5)% and 16.1% for the three months ended September 30, 2001 and 2000, respectively. This rate decreased primarily due to a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction, non-taxable income and a reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income from international operations was $34.9 million for the nine months ended September 30, 2001, an increase of $15.0 million from $19.9 million reported in the comparable prior year period. The increase in segment after-tax operating income is primarily due to Maritime where individual life experienced favorable expense, mortality and investment margins and group insurance benefited from reductions in their waiver of premium and claim litigation reserves.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Segment after-tax operating income from corporate operations was $22.3 million for the nine months ended September 30, 2001, a decrease of $25.2 million from $47.5 million reported in the comparable prior year period. The decrease was primarily due to nonrecurring net investment income on the proceeds from the IPO in 2000, lower net investment income on corporate surplus due to greater surplus requirements in our other business lines, the stock buyback program and dividends to stockholders.

The Segment's effective tax rate on operating income was (29.9)% and 23.8% for the nine months ended September 30, 2001 and 2000, respectively. This rate decreased primarily due to a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction, low income housing credits, non-taxable income and a reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates.

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

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $56.9 billion and $52.2 billion as of September 30, 2001 and December 31, 2000, respectively. The portfolio composition has not significantly changed at September 30, 2001 as compared to December 31, 2000. The following table shows the composition of investments in our general account portfolio.

                                       As of September 30,        As of December 31,
                                               2001                      2000
                                    -----------------------------------------------------
                                      Carrying       % of       Carrying       % of
                                        Value        Total        Value        Total
                                    -----------------------------------------------------
                                          (in millions)             (in millions)
Fixed maturity securities (1).....     $39,842.1      70.0%      $32,573.4      62.4%
Mortgage loans (2)................      10,678.3      18.8        10,900.0      20.9
Real estate.......................         481.7       0.8           519.0       1.0
Policy loans (3)..................       1,994.9       3.5         1,969.2       3.8
Equity securities.................       1,135.3       2.0         1,372.3       2.6
Other invested assets.............       1,315.8       2.3         1,393.7       2.6
Short-term investments............         159.2       0.3           214.0       0.4
Cash and cash equivalents (4).....       1,338.9       2.3         3,280.0       6.3
                                    -----------------------------------------------------
   Total invested assets (5)......     $56,946.2     100.0%      $52,221.6     100.0%
                                    =====================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $746.0 million and $735.3 million as of September 30, 2001 and December 31, 2000, respectively. Carrying value is composed of investments categorized as held-to-maturity, which are carried at amortized cost, and investments categorized as available-for-sale, which are carried at fair value. The total fair value of our fixed maturity security portfolio was $39,827.9 million and $32,393.5 million, at September 30, 2001 and December 31, 2000, respectively.

(2) The fair value of the mortgage loan portfolio was $11,469.3 million and $11,359.6 million as of September 30, 2001 and December 31, 2000, respectively.

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company.

(5) Total Investments on the Company's Consolidated Balance Sheet excludes amounts for cash and cash equivalents of $1,338.9 million and $3,280.0 million as of September 30, 2001 and December 31, 2000 and closed block total investments of $8,874.3 million and $8,203.2 million as of September 30, 2001 and December 31, 2000, respectively.

Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2001, fixed maturity securities represented 70.0% of general account investment assets with a carrying value of $39.8 billion, roughly comprised of 55% public securities and 45% private securities. Each year the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds, while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                       As of September 30,        As of December 31,
                                               2001                      2000
                                    -----------------------------------------------------
                                      Carrying       % of       Carrying       % of
                                        Value        Total        Value        Total
                                    -----------------------------------------------------
                                          (in millions)             (in millions)
Corporate securities..............     $31,638.2      79.4%      $25,193.6      77.4%
MBS/ABS...........................       6,460.7      16.2         5,483.5      16.8
U.S. Treasury securities and
   obligations of U.S. government
   agencies.......................         217.4       0.5           205.8       0.6
Debt securities issued by foreign
   Governments....................       1,386.2       3.5         1,549.9       4.8
Obligations of states and political
   Subdivisions...................         139.6       0.4           140.6       0.4
                                    -----------------------------------------------------
     Total........................     $39,842.1     100.0%      $32,573.4     100.0%
                                    =====================================================

In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to the portfolios without incurring the risk of cash flow variability. The Company believes the portion of the MBS/ABS portfolio subject to prepayment risk as of September 30, 2001 and December 31, 2000 was limited to 10.0% and 3.3% of total MBS/ABS portfolio and 1.6% and 0.6% of total fixed maturity securities holdings, respectively. The increase is due to a $500 million portfolio in a new duration neutral strategy used in the corporate investment segment as a liquid alternative to a cash portfolio.

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of nine investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's (S&P) and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

The following table sets forth the SVO ratings for our bond portfolio along with an equivalent S&P rating agency designation. The majority of the bonds are investment grade, with 87.8% invested in Category 1 and 2 securities as of September 30, 2001. Below investment grade bonds were 8.4% of total invested assets as of September 30, 2001. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio. A majority 61.2% of below investment grade bonds are in category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

distressed. The carrying value of bonds in or near default was $246.0 million and $216.7 million as of September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001 and December 31, 2000, $1.6 million and $2.6 million, respectively, of interest on bonds near default was included in accrued investment income. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in default and accrue interest income on bonds near default that the Company expects to collect.

                     Fixed Maturity Securities -- By Quality

                                            As of September 30,                     As of December 31,
                                ---------------------------------------------------------------------------------
                                                   2001                                    2000
                                ---------------------------------------------------------------------------------
    SVO       S&P Equivalent             Carrying               % of              Carrying            % of
Rating (1)    Designation (2)           Value (3)               Total            Value (3)            Total
-----------------------------------------------------------------------------------------------------------------
                                      (in millions)                            (in millions)
     1     AAA/AA/A.............         $17,727.0               45.4%             $14,614.2           45.9%
     2     BBB..................          16,576.9               42.4               12,877.8           40.5
     3     BB...................           2,932.2                7.5                2,793.3            8.8
     4     B....................           1,109.2                2.8                1,066.4            3.3
     5     CCC and lower........             504.8                1.3                  269.7            0.8
     6     In or near default...             246.0                0.6                  216.7            0.7
                                ---------------------------------------------------------------------------------
           Total................         $39,096.1              100.0%             $31,838.1          100.0%
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

(3) Does not include redeemable preferred stock with a carrying value of $746.0 million and $735.3 million as of September 30, 2001 and December 31, 2000, respectively.

Mortgage Loans. As of September 30, 2001 and December 31, 2000, the Company held mortgage loans with a carrying value of $10.7 billion and $10.9 billion, respectively, including $2.4 billion and $2.5 billion, respectively at each period end of agricultural loans, and $1.3 billion and $1.2 billion, respectively, of loans managed by our majority-owned Canadian subsidiary, Maritime Life Assurance Company, of which $0.6 billion at each period end were government-insured by the Canada Mortgage and Housing Corporation (CMHC).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on the general account portfolio decreased from the three months ended and the nine months ended September 30, 2000. The lower yield was impacted by floating rate instruments which reflect a decrease in the three-month LIBOR of 420 basis points, and the result of scheduled maturities rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in our 2000 fixed maturity portfolio. The inflow of new cash was invested at rates that were less than the overall portfolio earnings rate during the first nine months of 2000. Indicative of this environment, between September 2000 and September 2001, the 10-year U.S. Treasury rate fell by 132 basis points, while Moody's seasoned BAA spreads decreased 9 basis points.

                                            Three Months Ended                        Nine Months Ended
                                       As of                 As of                 As of               As of
                                 September 30, 2001   September 30, 2000    September 30, 2001  September 30, 2000
                                ------------------------------------------------------------------------------------
                                  Yield    Amount      Yield     Amount(2)    Yield     Amount    Yield  Amount(2)
                                ------------------------------------------------------------------------------------
                                   (in millions)         (in millions)         (in millions)       (in millions)
General account
assets-excluding policy loans
   Gross income                 7.51%    $ 1,016.5      8.20%   $   992.2      7.75%  $ 3,058.8  8.31%   $ 2,962.6
   Ending assets-excluding
      policy loans                        54,951.3               48,268.2              54,951.3           48,268.2
Policy loans
   Gross income                 5.99%         29.8      5.73%        27.9      6.19%       92.0  6.03%        87.9
   Ending assets                           1,994.9                1,950.1               1,994.9            1,950.1
     Total gross income         7.46%      1,046.3      8.11%     1,020.1      7.70%    3,150.8  8.22%     3,050.5
     Less: investment expenses               (53.5)                 (68.3)               (181.1)            (206.2)
                                       --------------         --------------        -------------       ------------
       Net investment
          Income (1)            7.08%    $   992.8      7.57%   $   951.8      7.25%  $ 2,969.7  7.67%   $ 2,844.3
                                       ==============         ==============        =============       ============

(1) Total Company's net investment income as shown on the Unaudited Consolidated Statements of Income excludes amounts for the closed block of $167.5 million and $155.8 million for the three months ended September 30, 2001 and September 30, 2000, and $500.0 million and $423.1 million for the nine months ended September 30, 2001 and the period from February 1, 2000 through September 30, 2000, respectively.

(2) Prior period results have been restated to conform to the 2001 presentation due to a reclassification of investment returns related to equity indexed universal life insurance policies sold through Maritime, a majority-owned subsidiary of the Company, to benefits to policyholders.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. The assets of the Company consist of the outstanding capital stock of the Life Company, and investments in international subsidiaries. The Company's cash flow consists of dividends from its subsidiaries offset by expenses and stock repurchases. As a holding company, the Company's ability to meet its cash requirements, pay interest on any debt, pay expenses related to its affairs and pay dividends on its common stock substantially depends upon dividends from its subsidiaries.

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company's limit is the greater of 10% of the prior year-end statutory surplus or the prior calendar year's statutory net gain from operations of the Life Company. The ability of the Life Company, the Company's primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts' law. The Company currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. However, the Company can give no assurance it will declare or pay dividends on a regular basis. The Company did not declare or pay a dividend to shareholders in the nine months ended September 30, 2001 or 2000. On November 5, 2001 the Company announced that its Board of Directors has declared an annual dividend to shareholders of

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

$0.31 per common share payable on December 13, 2001 to shareholders of record on November 16, 2001. In the fourth quarter of 2000, the Company announced that its Board of Directors declared an annual dividend to shareholders of $0.30 per common share payable on December 14, 2000 to shareholders of record on November 20, 2000.

In March 2001, in accordance with a filing made with the Commissioner of Insurance for the Commonwealth of Massachusetts, the Life Company paid a dividend to the Company in the amount of $250.0 million. None of this dividend was classified as extraordinary by state regulators. The funds from these dividends, together with the net proceeds of the IPO, were principally designated to repurchase common stock of the Company. In the fourth quarter of 2001, the Life Company will dividend ownership of Direct Foreign Operations
(DFO) and its remaining 55% ownership of John Hancock Canadian Holdings to the Company. In addition, in the fourth quarter of 2001, the Life Company will pay a cash dividend of approximately $11.0 million to the Company. In the nine months ended September 30, 2000, the Life Company declared $466.0 million and paid $200.0 million in dividends to the Company. None of this dividend was classified as extraordinary by state regulators. The funds from these dividends in 2000, together with the net proceeds of the IPO, were principally designated to repurchase common stock of the Company and fund the December 2000 dividend to shareholders.

Sources of cash for the Company's insurance subsidiaries are from premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with various life insurance, annuity, long term care, and structured investment products, and to the funding of investments in new products, processes, and technologies. Product liabilities include the payment of benefits under life insurance, annuity, long term care, and structured investment products and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

The liquidity of our insurance operations is also related to the overall quality of our investments. As of September 30, 2001, $34,303.9 million, or 87.8% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,792.2 million, or 12.2%, of fixed maturity investments, and 8.4% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Net cash provided by operating activities was $1,553.6 million and $815.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in 2001 compared to 2000 was primarily due to a smaller net other asset and other liability increase. This smaller increase was largely a result of a derivative accounting change in reporting affecting non-cash items. In addition, there was an a initial cash transfer to the closed block of $158.6 million during the first nine months of 2000, which did not recur in the current period.

Net cash used in investing activities was $5,312.2 million and $1,070.5 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash used in 2001 as compared to 2000 resulted from approximately $7,329.7 million of acquisitions of fixed maturity securities in excess of sales of fixed maturity securities during the nine months ended September 30, 2001, compared to approximately $3,200.4 million in the prior year period.

Net cash provided by financing activities was $1,948.3 million and $473.9 million, for the nine months ended September 30, 2001 and 2000, respectively. The increase in 2001 as compared to 2000 resulted from approximately $3,006.6 million increase in deposits on universal life insurance and investment type contracts, partially offset by approximately $706.8 million increase in cash payments made on withdrawals of universal life insurance and investment-type contracts. This activity was partially offset by non-recurring cash activity related to the IPO in the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

first quarter of 2000. In addition, the Company used $492.2 million in cash to acquire treasury stock during the nine months ended September 30, 2001, with no activity for the nine months ended September 30, 2000.

On June 7, 2001 President Bush signed into law The Economic Growth and Tax Relief Act of 2000 (HR 1836). Among its many provisions the law creates three distinct periods of estate law during the next 20 years. First, during tax years 2002 through 2009, it provides a lengthy phase-in period of estate tax rate reductions and estate transfer exemption increases. Second, in 2010, the bill provides a brief repeal period, eliminating the estate tax for one year. Third, and lastly, commencing in 2011, the estate tax law reverts back to present law, as if HR 1836 had never existed. The Company' expects that this law will impact the sales of survivorship products used in estate planning. The Company expects to mitigate this effect through the sale of single life and corporate-owned life insurance (COLI) products, as well as through ongoing collaboration with its producers to increase the sale of life insurance products to meet consumers' protection and asset accumulation needs.

On October 26, 2000, the Company announced that its Board of Directors authorized a stock repurchase program, with no termination date, under which the Company will purchase up to $500 million of its outstanding common stock. On August 6, 2001, the Company's board of directors authorized a $500 million increase to the stock repurchase program, bringing the total amount authorized to be used to repurchase Company stock to $1.0 billion. Under the stock repurchase program, purchases will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions, and which may be, if deemed appropriate, through a systematic program. During the nine months ended September 30, 2001, the Company repurchased 13.1 million shares with a total cost of $492.2 million. Since the inception of the Program through September 30, 2001, the Company has repurchased 16.1 million shares with a total cost of $584.0 million.

Cash flow requirements also are supported by a committed line of credit of $1.0 billion. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewable on August 3, 2002) and a second for $500 million pursuant to a five-year facility (renewable on August 3, 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholders' equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

As of September 30, 2001, we had $1,166.8 million of debt outstanding consisting of $451.0 million of debt classified as short term and $715.8 million classified as long term, including $447.3 million of surplus notes. The commercial paper program established at the Company has replaced the commercial paper program at its indirect subsidiary, John Hancock Capital Corporation. During the nine months ended September 30, 2001, $1,985.0 million in commercial paper was issued by the Company and $362.0 million was outstanding at September 30, 2001.

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

These forward-looking statements are subject to risks and uncertainties including, but not limited to, the following: (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) elimination of Federal tax benefits for our products and other changes in laws and regulations that could adversely affect sales of our insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries and the Massachusetts insurance law may restrict the ability of the Life Company to pay dividends to us; (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other changes in general economic conditions, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) our life insurance sales are highly dependent on a third party distribution relationship; (7) customers may not be responsive to new or existing products or distribution channels, (8) interest rate volatility may adversely affect our profitability; (9) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (10) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (11) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders, and we may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders; (12) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face risks relating to our investment portfolio; (15) the market price of our common stock may decline if persons who received common stock as compensation in the reorganization sell their stock in the public market; (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners' codification of statutory accounting practices adversely affected the statutory surplus of the Life Company; (19) we may be unable to retain personnel who are key to our business; (20) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (22) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

Credit Risk

The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the levels assumed in product pricing and rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to these external benchmarks and consistent with priced for levels.

As of September 30, 2001, the Company's fixed maturity portfolio was comprised of 87.8% investment grade securities and 12.2% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

As of September 30, 2001, there have been no material changes to the interest rate exposures as reported in the Company's 2000 Form 10-K.

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

The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of September 30, 2001. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                            As of September 30, 2001
                                 -------------------------------------------------------------------------------
                                                                                     Fair Value
                                                                 -----------------------------------------------
                                                     Weighted                                      +100 Basis
                                     Notional      Average Term   -100 Basis Point      As of        Point
                                      Amount          (Years)          Change          9/30/01       Change
                                 -------------------------------------------------------------------------------
                                                (in millions, except for Weighted Average Term)
Interest rate swaps..............     $13,058.4           7.8         $(754.7)          $(518.7)     $(284.9)
CMT swaps........................         393.0           1.2             6.4               6.4          6.4
Futures contracts................         811.8           8.5           (33.2)             (0.7)        31.1
Interest rate caps...............         337.0           5.0             0.9               2.1          4.2
Interest rate floors.............       8,328.0           8.7           189.0              82.0         36.8
Swaptions........................          30.0          23.7            (3.5)             (1.5)        (0.6)
                                 ------------------              -----------------------------------------------
     Totals......................     $22,958.2           8.0         $(595.1)          $(430.4)     $(207.0)
                                 ==================              ===============================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a)   Exhibits

Exhibit
Number                             Description
------                             -----------

10.25 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Michael A, Bell (+)

10.26 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney.(+)

10.27 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro.(+)

10.28 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers.(+)

10.29 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford.(+)

10.30 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters.(+)

10.31 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio.(+)

10.32 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd.(+)

----------------
(+)   Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K.

On August 3, 2001, the Company filed a Current Report on Form 8-K, dated August 3, 2001, reporting under Item 5 thereof the Company's operating results for the second quarter of 2001.

On September 17, 2001, the Company filed a Current Report on Form 8-K, dated September 17, 2001, reporting under Item 5 thereof the non-material impact of the terrorist acts of September 11, 2001 on the Company's financial strength.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JOHN HANCOCK FINANCIAL SERVICES, INC.

Date: November 13, 2001                 By: /s/ THOMAS E. MOLONEY
                                            ---------------------
                                        Thomas E. Moloney
                                        Senior Executive
                                        Vice President and
                                        Chief Financial Officer

                                 EXHIBITS INDEX

Exhibit
Number                             Description
------                             -----------

10.25 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Michael A, Bell (+)

10.26 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney.(+)

10.27 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro.(+)

10.28 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers.(+)

10.29 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford.(+)

10.30 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters.(+)

10.31 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio.(+)

10.32 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd.(+)

----------------
(+)   Management Contract or Compensatory Plan or Arrangement.