Form 10-K405
period 2001-12-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2002-03-26
CIK 736260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               {X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001
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
-------------------------------------------------   ---------------------------------------------
Series A Junior Preferred Stock purchase Rights         New York Stock Exchange, Inc.
-------------------------------------------------   ---------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the December 31, 2001 JHFS Form 10-K or any amendment to the December 31, 2001 JHFS Form 10-K [X].

As of February 28, 2002, there were outstanding 297 ,340,240 shares of Common Stock, $0.01 par value per share of the registrant. The aggregate market value of the shares of the registrant's common equity held by non-affiliates of the registrant was $11,420,838,618 based on the closing price of $38.41 per share of Common Stock on the New York Stock Exchange on February 28, 2002.

                                   Documents Incorporated by Reference
                                   -----------------------------------

Document                                                   Part of the Form 10-K into which incorporated
----------------------------------------------------------------------------------------------------------------------
Portions of John Hancock's 2001 Annual Report              Parts II and IV
----------------------------------------------------------------------------------------------------------------------
Portions of John Hancock's definitive Proxy                Part III
Statement to be filed on or about April 1, 2002,
for the Annual Meeting of Shareholders scheduled
to be held May 13, 2002
----------------------------------------------------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

CONTENTS

   FORWARD-LOOKING STATEMENTS..........................................................................       3

PART I.................................................................................................       4

   ITEM 1. BUSINESS OF JOHN HANCOCK FINANCIAL SERVICES, INC............................................       4
   ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT.......................................................      32
   ITEM 2. PROPERTIES..................................................................................      33
   ITEM 3. LEGAL PROCEEDINGS...........................................................................      33
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................      34

PART II................................................................................................      35

   ITEM 5. MARKET FOR JOHN HANCOCK FINANCIAL SERVICES, INC. COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS.........................................................................      35
   ITEM 6. SELECTED FINANCIAL DATA.....................................................................      36
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......      38
   ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK.................................      38
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................      38
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........      38

PART III...............................................................................................      39

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK FINANCIAL SERVICES, INC...................      39
   ITEM 11. EXECUTIVE COMPENSATION.....................................................................      39
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................      39
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................      39

PART IV................................................................................................      40

   ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K..........................      40

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

   FORWARD-LOOKING STATEMENTS

      The statements, analyses, and other information contained herein relating to trends in John Hancock Financial Services, Inc.'s, (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) changes to or elimination of Federal tax benefits for our products and other changes in laws and regulations (including those relating to the Federal Estate Tax Laws) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries, Massachusetts insurance law, and similar Canadian laws, may restrict the ability of John Hancock Life Insurance Company and Maritime Life Assurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies;
(5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our shareholders; (13) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our shareholder rights plan, that will prevent or discourage takeovers and business combinations that our shareholders might otherwise consider to be in their best interests; (14) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (15) we face investment and credit losses relating to our investment portfolio (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect the statutory surplus of John Hancock Life Insurance Company; (19) we may be unable to retain personnel who are key to our business; (20) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (22) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.
PART I

ITEM 1. Business of John Hancock Financial Services, Inc.

      John Hancock Financial Services, Inc. (John Hancock, JHFS or the Company) is one of the nation's leading financial services companies, providing a broad array of insurance and investment products and services to retail and institutional customers, primarily in North America. Our principal executive offices are located at John Hancock Place, Boston, Massachusetts 02117.

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

      We operate our business in five segments. Two segments primarily serve retail customers, and two segments serve primarily institutional customers. Our fifth segment is the Corporate and Other Segment.

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

      According to the latest publicly available data, with respect to the United States, the Company is the eighth largest writer of individual life insurance based on new and recurring individual life sales, the third largest writer of individual variable universal life insurance and the tenth largest writer of individual universal life insurance. We believe we are the second largest writer of individual long-term care insurance and the top provider of group long-term care insurance based on total premiums in force. As of September 30, 2001, we were the 23rd largest writer of individual annuity contracts, based on LIMRA sales data. Our mutual fund subsidiary ranked 17th among non-proprietary broker-sold U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2001.

      Our institutional segments are the Guaranteed and Structured Financial Products Segment and the Investment Management Segment. The Guaranteed and Structured Financial Products Segment offers a wide variety of spread-based and fee-based investment products and services. The spread-based products provide the customer with some form of guaranteed return. The Investment Management Segment consists of investment management services and products marketed to institutions. This business is primarily fee-based and investment management products generally do not offer guarantees.

      As of December 31, 2001 and 2000, respectively, our total assets under management were $124.2 billion and $125.2 billion, which includes $29.3 billion and $31.7 billion of assets invested in the Company's retail mutual funds. Total shareholders' equity, excluding net unrealized capital gains on securities, was $5.5 billion and $5.6 billion as of December 31, 2001 and 2000, respectively. In addition, John Hancock generated $9.1 billion and $8.9 billion in revenues and $618.7 million and $818.7 million in net income in 2001 and 2000, respectively. The Company's return on shareholders' equity, excluding net unrealized capital gains on securities, was 11.2% and 14.7% at December 31, 2001 and 2000, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Protection Segment

Overview

      Through our Protection Segment, we offer a variety of non-traditional and traditional life insurance products and individual and group long-term care insurance products. Our non-traditional life insurance products include variable life and universal life insurance. Our traditional life insurance products include whole life insurance and term life insurance.

      The Protection Segment has traditionally been our largest business segment, contributing 36.2%, 35.6% and 38.2% of consolidated operating revenues and 37.1%, 33.7% and 31.1% of consolidated segment after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively. The Protection Segment generated revenues of $3,385.1 million, $3,148.2 million and $2,903.0 million and after-tax operating income of $298.7 million, $248.6 million and $190.6 million in 2001, 2000, and 1999, respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                                    As of or for the Years Ended December 31
                                                                     2001             2000              1999
                                                              ------------------------------------------------------
                                                                                  (in millions)

Sales (new premiums and deposits):
Non-traditional life--excluding COLI and BOLI (1)
     Variable life........................................           $ 124.5          $ 152.5           $ 130.6
     Universal life.......................................              30.4             18.4              16.4
Traditional life--excluding COLI (1)......................
     Whole life...........................................               6.1              8.4              18.9
     Term life............................................              33.0             36.3              24.0
COLI and BOLI
     Variable life--COLI..................................              90.5             38.6              23.6
     Universal life--COLI.................................              22.1             14.8               3.3
     Whole life--COLI.....................................                --               --                --
     Universal life--BOLI.................................              12.2              0.8                --
Individual long-term care (2).............................             102.2            100.1              72.2
Group long-term care (3)..................................              16.8             11.5              13.7
                                                              ------------------------------------------------------
         Total............................................           $ 437.8          $ 381.4           $ 302.7
                                                              ======================================================
Assets:
Non-traditional life......................................         $11,163.2        $10,433.5         $10,195.5
Traditional life (4)......................................          14,190.4         13,903.3          13,716.7
Individual long-term care.................................           2,519.0          1,923.7           1,008.5
Group long-term care......................................             580.8            480.6             466.0
Other.....................................................              51.6             46.9              36.5
Intra-segment eliminations................................                --               --             (44.8)
                                                              ------------------------------------------------------
         Total............................................         $28,505.0        $26,788.0         $25,378.4
                                                              ======================================================

(1) Individual life insurance sales exclude (a) excess premiums, which are premiums that build cash value but do not purchase face amounts of insurance on variable life and universal life insurance products and (b) premiums on corporate owned life insurance (COLI) and bank owned life insurance (BOLI) policies covering more than 200 lives. Sales include 10% of single premium payments on universal and whole life insurance products.
(2) Individual long-term care sales were revised for private label sales, including an additional $2.3 million and an additional $1.3 million in the years ended 2000 and 1999, respectively and Fortis Reinsurance premiums, including $23.9 million and $--, respectively, for the years ended 2000 and 1999.
(3) Group long-term care sales were revised to include new enrollments and coverage additions of $5.4 million and $7.4 million in 2000 and 1999, respectively.
(4) The 2000 balance was adjusted to reflect the adoption of the provisions of Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts," as outlined in Note 1 to the consolidated financial statements. The result was $41.6 million additional assets for the traditional life product line as of December 31, 2000.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Products and Markets

      The trend in the individual life industry remains focused on the variable life insurance products and away from traditional whole life products. This is reflected in our life insurance sales growth, which has come principally from sales of variable, universal and term life insurance, while sales of traditional whole life insurance have declined. By diversifying from traditional whole life insurance products to term life insurance products and investment-oriented savings products demanded by today's consumer, we have generated strong business and earnings growth. The Company's sales of individual life insurance in 2001 consisted of 68% variable life, 20% universal life and 12% traditional life. The Company's sales of individual life insurance (excluding COLI and BOLI) in 2001 consisted of 64% variable life, 16% universal life and 20% traditional life. Term life sales represented 84% of traditional life product sales for the year ended December 31, 2001.

Individual Life Insurance. The attractive demographics of an aging population is a key growth driver for our industry. The boomer generation is healthier, wealthier, and living longer. They need products to manage wealth, provide a stream of income, provide protection and manage longevity risk. They have a complex set of needs that plays right into our portfolio of products.

o Variable Life Insurance. Our primary variable life insurance product is variable universal life insurance. This product provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder. Our variable life insurance product portfolio includes joint (second-to-die) and corporate owned life insurance products, as well as single life policies. Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals. Corporate owned life insurance products are sold to corporations for a variety of reasons, including, to fund special deferred compensation plans and benefit programs for key employees. We were among the first insurance companies to offer variable life insurance products, beginning in 1980, and we believe the length of our experience in this market is a competitive strength. In 2001, we introduced an innovative product feature that combined a variable life insurance policy with a long-term care feature.

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

o Long-Term Care Insurance. We entered the individual long-term care insurance (LTC) market in 1987 and the group long-term care insurance market in 1988 and acquired the long-term care insurance business of Fortis, Inc. (Fortis) in March 2000. Our long-term care insurance products provide protection against the large and escalating costs of home health care, assisted living, and nursing home care. With the aging population, the expected inability of government entitlement programs to meet retirement long-term care needs, and a growing public awareness of long-term care insurance, we believe there is excellent growth potential for the long-term care insurance market. Our long-term care insurance products are reimbursement products, which provide benefits only for documented nursing home, assisted living or home or health care expenses. These products are sold on a guaranteed renewable basis, meaning that we are required to renew the policies each year as long as the premium is paid. However, this also gives us the ability to reset the price of the product prospectively, if needed. Our claims history on these products has been favorable relative to our pricing assumptions.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

o Individual Long-Term Care Insurance. Our individual long-term care insurance products are sold to pre-retired and retired customers. The insured typically pays the premium for this product. Throughout 2000 and 2001, we introduced enhanced features in our product. In 2001, we continued to roll out a co-branded Fortis/John Hancock product, introduced a process to use immediate annuity income to pay long-term care premiums, re-joined the California Partnership program and introduced a new portfolio in that state.

o Group Long-Term Care Insurance. Our group long-term care insurance products are sold through employer-sponsored plans to employees and retirees, and their eligible relatives. The insured, not the employer, generally pays the premium for this insurance although there is a growing trend among employers to purchase a "core" plan on behalf of their employees, with the option for those employees to "buy up" for additional amounts of coverage. Following selection of one of our plans by an employer, we market our products directly to the employee base. The principal market for our group long-term care insurance products is companies with over 4,000 employees and retirees. We also pursue smaller employers with 1,000 or more employees and retirees in selected industries. In 2001, the Company was selected in partnership with Metropolitan Life Insurance Company, (Met Life), as the providers to the Federal Long-Term Care Insurance Program, which is expected to be the largest LTC program in the country. The government's decision to provide access to LTC insurance is expected to increase awareness of the product among consumers and employers. The Company and Met Life, estimate that a total of about 300,000 individuals will enroll in the program in its first full year of operation, planned to begin later in 2002. Because of the start-up period, the Company does not expect the program to have an impact on earnings in 2002.

      The following table demonstrates total statutory premiums and deposits, which is the premium we report on the annual statements we file with insurance regulators, life insurance in force and GAAP reserves for our individual life insurance and long-term care products. In addition to premium from sales of new life and long-term care policies, which we refer to as "sales," statutory premiums and deposits includes revenues from renewals of policies, 10% of single premium payments, and premiums from reinsurance assumed by us. We deduct from this measure the premiums that we cede to our reinsurers. Statutory premiums and deposits differ from premiums based on accounting principles generally accepted in the United States (or GAAP) because GAAP requires that premiums on variable and universal life insurance products be accounted for using deposit accounting. Deposit accounting excludes from revenue, the premiums received on these products, and generally shows the fees earned from the products as revenues.

                                       Selected Financial Data
                            Individual Life and Long-Term Care Insurance

                                                         As of or for the Years Ended December 31
                                                     2001                   2000               1999
                                                  ------------------------------------------------------
                                                                        (in millions)
Total statutory premiums and deposits:
Variable life..................................   $    948.5             $    922.0         $    829.8
Universal life (1).............................        456.1                  173.5              117.9
Traditional life...............................        997.3                  965.5            1,043.6
Individual long-term care......................        562.6                  455.3              258.6
Group long-term care...........................         98.9                   89.8               78.4
                                                 ------------------------------------------------------
   Total.......................................   $  3,063.4             $  2,606.1         $  2,328.3
                                                 ======================================================
Life insurance in force:
Variable life..................................   $ 58,104.4             $ 57,716.2         $ 56,691.1
Universal life.................................     10,604.5                9,085.6            8,967.2
Traditional life...............................     71,166.0               66,989.3           57,284.8
                                                 ------------------------------------------------------
   Total.......................................   $139,874.9             $133,791.1         $122,943.1
                                                 ======================================================
GAAP Reserves:
Variable life..................................   $  6,479.9             $  6,517.1         $  6,560.0
Universal life.................................      2,758.1                2,268.7            2,065.7
Traditional life (2)...........................     10,632.2               10,104.8            9,786.3
Individual long-term care......................      1,717.2                1,317.3              658.0
Group long-term care...........................        474.8                  403.4              334.3
                                                 ------------------------------------------------------
   Total.......................................   $ 22,062.2             $ 20,611.3         $ 19,404.3
                                                 ======================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

(1) Includes bank owned life insurance premiums of $200.0 million and $52.5 million for the years ended December 31, 2001 and 2000. There were no bank owned life insurance premiums for the year ended December 31, 1999.

(2) The 2000 balance was adjusted to reflect the adoption of the provisions of SOP 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" as outlined in Note 1 to the consolidated financial statements. The result was $74.2 million additional reserves for the traditional life product line as of December 31, 2000.

Distribution

Protection products are distributed through multiple distribution channels including Signator, M Financial Group, Banks, the Internet, and through Group and private label relationships. Our strategy is to provide competitive products and outstanding service.

      Signator. Signator, created in 1999, is a separate distribution subsidiary. Signator is comprised of our Signator General Agency (GA) which includes our Career Agents and Signator GA Brokerage, Direct Brokerage and Broker/Dealers.

      The Signator General Agency system includes approximately 1,700 sales personnel. We have transitioned our Career Agents to financial advisors by providing them with highly tailored financial planning tools and market support, as well as an open architecture system which enables them to sell other companies' products. This structure has enabled us to recruit, develop and retain top producers.

      The biggest opportunity exists in the brokerage arena. More agencies are developing dedicated brokerage structures as part of their overall business model. We have made significant strides to expand into the direct brokerage channel, as well as into the regional Broker/Dealer channel, traditionally an asset-oriented channel that is moving into the protection arena.

      M Financial Group. M Financial Group is a national producer group founded in 1978 comprised of approximately 105 life insurance producing firms with approximately 425 individual producers operating exclusively in the upper end of the wealth transfer and executive benefit markets. We believe the Life Company has been either the first or second largest provider of life insurance products to the M Financial Group in each of the past three years, although the member firms also sell the products of other prominent U.S. life insurance companies. For the year 2001, we believe we were the largest provider.

      We have jointly developed a proprietary life insurance product line with M Financial Group to meet the distinct requirements of its producers. We also offer four proprietary investment options of M Fund, Inc. on all variable life insurance products sold by M Financial Group members, in addition to the investment options supported by the variable series trust (VST). In 2000, we became the first provider to roll out Magnastar, M Group's proprietary private placement life insurance product, co-manufactured by M Life, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company.

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

      During 2000, the Life Company was the only provider to extend debt financing for M Financial Holdings, Inc.'s purchase of one of its own COLI firms, to assist it in the first step of its long-term aggregation process.

      The business generated by M Financial Group producers has experienced lower termination or non-renewal (referred to in the industry as "lapse") and mortality rates than the industry average.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      e-Business & Retail Partnerships. This unit, launched in 1996, complements our traditional sales efforts. Through this unit, we sell our products over the Internet and on the telephone directly to consumers. Consumers can call a toll-free number or go directly to our web site to get information, obtain a quote or start an application.

      This channel offers customers term life insurance, variable life insurance, long-term care insurance and variable annuities. Additionally, we distribute these products through several online partners and key aggregators. To support our efforts we have built a call center and case management unit and developed a streamlined application, payment and issue process.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The table below shows Protection Segment sales by distribution channel for the periods indicated. Individual life insurance sales exclude excess premiums, which are premiums that build cash value but do not purchase any additional face amount of insurance, on variable life and universal life insurance products and premiums on corporate owned life insurance and bank owned life insurance policies covering more than 200 lives. Sales include 10% of single premium payments on universal life and whole life insurance policies. Group long-term care sales include (i) sales made to new employer groups initially effective in the year, (ii) re-enrollments on existing accounts, (iii) sales constituting increased coverage to existing insureds, (iv) and sales to non-employer groups and new employees added to a group. COLI is sold only by Signator, M Financial Group and through banks. BOLI is sold only by Signator and M Financial Group.

                       Protection Segment Sales by Distribution Channel

                                                               For the Years Ended December 31
                                                               2001        2000          1999
                                                            ---------------------------------------
                                                                        (in millions)

Signator: (1)
     Individual life--excluding COLI and BOLI (2).........    $137.7       $136.0        $125.1
     Individual life--COLI................................      74.2         23.7           8.5
     Individual life--BOLI................................      12.2          0.8            --
     Individual long-term care (3)........................      98.6         97.3          70.6
M Financial Group:
     Individual life--excluding COLI......................      45.9         59.9          55.8
     Individual life--COLI................................      38.4         29.7          18.4
     Individual long-term care............................       0.2          0.2           0.1
e-Business & Retail Partnerships:
     Individual life......................................      10.4         19.5           8.6
     Individual long term care............................       0.9           --            --
Dedicated Sales Force:
     Group long-term care (4).............................      16.8         11.5          13.7
Other:
     Individual life......................................        --          0.2           0.4
     Individual long-term care (5)........................       2.5          2.6           1.5
Total:
     Individual life--excluding COLI and BOLI.............     194.0        215.6         189.9
     Individual life--COLI and BOLI.......................     124.8         54.2          26.9
     Individual long-term care (6)........................     102.2        100.1          72.2
     Group long-term care.................................      16.8         11.5          13.7

(1) Signator includes sales by the Signator Financial Network as well as all insurance brokerage sales, including sales related to Fortis.
(2) Revised to include broker/dealer and financial institution sales of $7.0 million and $2.2 million for the years ended December 31, 2000 and 1999, respectively.
(3) Revised to include broker/dealer sales of $7.3 million and $6.6 million, financial institution sales of $1.0 million and $0.7 million, e-business sales of $0.2 million and $--, and Fortis Reinsurance premiums of $23.9 million and $--, respectively for the years ended December 31, 2000 and 1999.
(4) Revised to include new enrollments and coverage additions of $5.4 million and $7.4 million for the years ended December 31, 2000 and 1999, respectively.
(5) Revised to include private label sales of $2.3 million and exclude e-business sales of $0.2 million in 2000.
(6) Individual long-term care sales were revised for private label sales, including an additional $2.3 million and an additional $1.3 million in the years ended 2000 and 1999, respectively and Fortis Reinsurance premiums, including $23.9 million and $--, respectively, for the years ended 2000 and 1999.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Underwriting

      Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the premium to be charged. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and improve product pricing.

      Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. Our underwriting is based on our historical mortality experience, as well as the experience of the insurance industry and of the general population. We continually compare our underwriting standards against the industry to mitigate our exposure to higher risk business and to stay abreast of industry trends. For individual long-term care products, we use separate but similar underwriting criteria appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions. Our life and long-term care insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. We implemented new programs to improve our underwriting process. These include the Telephone Interview Program, implemented in 1999, which permits eligible long-term care clients to be interviewed over the telephone by trained nurses, replacing the collection of a physician's statement in 50% of the cases, leading to lower costs and faster cycle times, without any loss of required underwriting information. We also implemented the STAR (System to Assess Risk) underwriting system in 2000 to improve the risk assessment process through automation which has resulted in a reduction of cycle times, improved productivity and a reduction of total costs. We are hard at work on the next phase of our underwriting automation projects including on-line conditional approval and reflexive questioning through our tele-application unit to better set client expectations regarding underwriting classification. These initiatives are expected to further reduce our unit costs by streamlining our underwriting tools and increasing policy taken rates.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

Reinsurance

      We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company entered into an agreement with two reinsurers covering 50% of its closed block business. The treaties are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

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

Asset Gathering Segment

Overview

      Through our Asset Gathering Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Our investment management services include retirement services, and the management of institutional accounts. In this segment, we also include the results of Signator, John Hancock Signature Services, our servicing subsidiary, First Signature Bank & Trust Company, our limited-service banking subsidiary, and Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The Asset Gathering Segment contributed 12.3%, 13.5% and 13.9% of consolidated operating revenues and 18.4%, 17.4% and 18.8% of consolidated after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively. The Asset Gathering Segment generated operating revenues of $1,155.0 million, $1,195.9 million and $1,057.3 million and after-tax operating income of $148.3 million, $128.8 million and $115.1 million in 2001, 2000 and 1999, respectively. The Asset Gathering Segment has achieved the following financial results for the periods indicated:

                                  As of or for the Years Ended December 31,
                                   2001             2000              1999
                            --------------------------------------------------
                                              (in millions)
Sales:
Variable annuities (1)....     $   639.6        $ 1,120.8         $   847.7
Fixed annuities (1).......       1,478.0            880.4             648.6
John Hancock Funds (2)....       5,001.4          5,307.0           3,899.6
                            --------------------------------------------------
     Total................     $ 7,119.0        $ 7,308.2         $ 5,395.9
                            ==================================================

Assets:
Variable annuities........     $ 6,750.0        $ 7,425.3         $ 7,877.6
Fixed annuities...........       7,428.2          5,988.4           5,693.0
John Hancock Funds........         338.4            410.5             442.9
Other.....................         223.9            243.0             283.7
                            --------------------------------------------------
     Total................     $14,740.5        $14,067.2         $14,297.2
                            ==================================================

Assets Under Management:
Variable annuities........     $ 6,357.1        $ 7,116.0         $ 7,598.1
Fixed annuities...........       6,876.6          5,640.8           5,255.0
John Hancock Funds (3)....      29,285.8         31,725.8          32,696.6

(1) Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products. Fixed annuity sales include considerations from supplemental contracts. Variable annuity sales in 2001 and 2000 exclude $1,910.5 million and $25.0 million, respectively, in safe harbor internal exchanges.
(2) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established. Sales of retail money market products are included in the 1999 balances above. If sales of retail money market products had been excluded from mutual fund and institutional asset sales in 1999, sales would have been $3,728.5 million for the year ended December 31, 1999.
(3) Includes $3.6 billion, $2.9 billion and $2.3 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2001, 2000 and 1999, respectively.

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

      Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate their funds among various separate investment subaccounts. Our major source of revenues from

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying assets under management. We introduced a new variable annuity product line, the Revolution series, in 1999, and became the first in the industry to offer assistance with the cost of long-term care, with no underwriting. Revolution is targeted to the needs of aging consumers who want to accumulate funds for retirement and provide a hedge against the cost of long-term care. Revolution sales comprised 88% of total variable annuity sales for 2001.

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

      Investment management skills are critical to the growth and profitability of our annuity business. In addition to variable annuity products that offer the same fund choices as our variable life insurance products, we also offer variable annuities that offer funds managed by our subsidiaries. Our variable annuity assets are managed by John Hancock Funds, our mutual fund subsidiary, and by Independence Investment LLC, our internal institutional equity manager. All our fixed annuity assets are managed internally.

      The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. JHFS's total annuity deposits were comprised of 69.7% fixed annuity and 30.3% variable annuity for the year ended December 31, 2001 and 43.6% fixed annuity and 56.4% variable annuity for the year ended December 31, 2000.

      The following table presents certain information regarding our annuity reserve activity for the periods indicated:

                                            Annuity Reserve Activity

                                                                    As of or for the Years Ended December 31
                                                                     2001             2000              1999
                                                              ------------------------------------------------------
                                                                                  (in millions)
Variable Annuities:
Reserves, beginning of year.................................       $ 7,182.8         $ 7,683.2        $ 6,660.4
     Deposits and other policy credits (1)..................           641.3           1,162.3            847.7
     Interest credited and investment performance...........          (570.9)           (538.3)           942.1
     Surrenders and benefits................................          (814.8)           (997.6)          (655.1)
     Product charges........................................          (115.3)           (126.8)          (111.9)
                                                              ------------------------------------------------------
Reserves, end of year.......................................       $ 6,323.1         $ 7,182.8        $ 7,683.2
                                                              ======================================================
Fixed Annuities:
Reserves, beginning of year.................................       $ 5,365.8         $ 4,946.4        $ 4,591.3
     Premiums, deposits and other policy credits (1)........         1,478.0             899.1            648.6
     Interest credited......................................           344.7             291.0            262.3
     Surrenders and benefits................................          (680.7)           (759.2)          (547.2)
     Product charges........................................           (10.4)            (11.5)            (8.6)
                                                              ------------------------------------------------------
Reserves, end of year.......................................       $ 6,497.4         $ 5,365.8        $ 4,946.4
                                                              ======================================================
Total Annuities:
Reserves, beginning of year.................................       $12,548.6         $12,629.6        $11,251.7
     Premiums, deposits and other policy credits (1) (2)....         2,119.3           2,061.4          1,496.3
     Interest credited and investment performance...........          (226.2)           (247.3)         1,204.4
     Surrenders and benefits................................        (1,495.5)         (1,756.8)        (1,202.3)
     Product charges........................................          (125.7)           (138.3)          (120.5)
                                                              ------------------------------------------------------
Reserves, end of year.......................................       $12,820.5         $12,548.6        $12,629.6
                                                              ======================================================

(1) Included in this line for the year ended December 31, 2000 are policy credits of $18.7 million for fixed annuity and $16.5 million for variable annuity which were added to annuity reserves as part of the demutualization.
(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $1,910.5 million for the year ending December 31, 2001. Variable annuity deposits include $25.0 million in safe harbor internal exchanges for the year ended December 31, 2000.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

John Hancock Funds

      We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2001, our fixed income and equity research staffs included over 59 portfolio managers and analysts with an average of 16 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles. While this business includes primarily assets managed for third-party retail clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life, annuity products and Maritime.

o Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption and, accordingly, represent a more stable base of assets than open-end funds. As of December 31, 2001, 68.0% of our mutual fund assets under management were invested in open-end mutual funds. We also offer our mutual funds as investment options in variable annuities and variable life insurance products. Our product offerings cover both domestic and international equity and fixed-income markets. In 2001, the Company added a Biotechnology fund to its investment offerings.

o Retirement Services. In 2000 and prior years, we offered mutual funds and record-keeping services to 401(k) plan sponsors, primarily small-and mid-size companies, on either a full-service or on an unbundled basis. In March 2001, we sold our full service 401(k) record-keeping business operated out of John Hancock Funds. We will continue to manage the assets of the business and the purchaser has assumed the record-keeping and support responsibilities. The business includes approximately 1,000 plans and 63,000 participants.

We also offer traditional IRA programs and a complete line of retirement products, including: SIMPLE IRA and SIMPLE 401(k) plans for companies with no more than 100 eligible employees and no other qualified plan; Simplified Employee Pensions for companies of any size, including self-employed persons, partnerships and corporations; and Roth IRA plans for individuals.

o Institutional Services. Through funds and private accounts, John Hancock Funds manages assets for public pension plans, high net-worth individuals, corporate pension plans, pooled separate accounts, union pension plans, foundations and endowments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The following table presents certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                                            Asset Flow Summary

                                                                For the Years Ended December 31
                                                             2001             2000              1999
                                                     ------------------------------------------------------
                                                                           (in millions)
Retail Mutual Funds:
Assets under management, beginning of year.........        $26,541.4         $27,842.4        $29,248.7
     Deposits and reinvestments....................          3,958.7           5,333.6          3,565.5
     Redemptions and withdrawals...................         (4,300.8)         (5,394.1)        (5,393.3)
     Net money market funds........................           (205.5)            (90.9)          (201.0)
     Market appreciation (depreciation)............         (2,770.2)           (713.7)         1,051.4
     Fees..........................................           (347.5)           (435.9)          (428.9)
                                                     ------------------------------------------------------
Assets under management, end of year (1)...........        $22,876.1         $26,541.4        $27,842.4
                                                     ======================================================
Institutional Investment Management:
Assets under management, beginning of year.........        $ 5,184.4         $ 4,854.2        $ 5,696.5
     Deposits and reinvestments....................          1,924.4             677.1            494.3
     Redemptions and withdrawals...................           (822.3)           (571.2)        (1,561.1)
     Market appreciation (depreciation)............            137.2             237.3            240.3
     Fees..........................................            (14.0)            (13.0)           (15.8)
                                                     ------------------------------------------------------
Assets under management, end of year...............        $ 6,409.7         $ 5,184.4        $ 4,854.2
                                                     ======================================================
Total:
Assets under management, beginning of year.........        $31,725.8         $32,696.6        $34,945.2
     Deposits and reinvestments....................          5,883.1           6,010.7          4,059.8
     Redemptions and withdrawals...................         (5,123.1)         (5,965.2)        (6,954.4)
     Net money market funds........................           (205.5)            (90.9)          (201.0)
     Market appreciation (depreciation)............         (2,633.0)           (476.4)         1,291.7
     Fees..........................................           (361.5)           (448.9)          (444.7)
                                                     ------------------------------------------------------
Assets under management, end of year (1)...........        $29,285.8         $31,725.8        $32,696.6
                                                     ======================================================

(1) Retail mutual fund assets under management includes $3.7 billion, $5.3 billion and $5.4 billion in retirement plan assets at December 31, 2001, 2000 and 1999, respectively.

Distribution

      Asset Gathering products are distributed through Signator, independent broker/dealers, banks, directly to state lottery commissions and, both directly and through consultants to institutions and retirement plan sponsors.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      E-Business and Retail Partnerships. We are currently offering a variable annuity product through the e-Business and Retail Partnerships channel where customers may call a toll-free number and obtain an application to purchase the product. In the fourth quarter of 2000, we also launched our e-variable annuity product, which models our term product aggregator strategy, but in the annuity market.

      The table below shows Asset Gathering Segment sales by distribution channel for the periods indicated:

                   Asset Gathering Segment Sales by Distribution Channel

                                                     For the Years Ended December 31
                                                 2001             2000              1999
                                          ------------------------------------------------------
                                                              (in millions)
Broker/Dealers:
     Variable annuities (2).............        $  145.2          $  334.7         $  126.5
     Fixed annuities ...................            40.5               1.3             37.3
     Mutual funds.......................         2,816.6           3,930.3          2,639.2
Signator:
     Variable annuities (2).............           414.0             653.0            685.1
     Fixed annuities....................           131.9              80.6             71.2
     Mutual funds.......................           367.5             616.6            794.9
Pension Consultants:
     Mutual funds.......................         1,700.6             596.6            317.8
Banks:
     Variable annuities.................            45.7             130.0             25.7
     Fixed annuities ...................           539.4             189.7             54.4
     Mutual funds.......................           104.4             152.8            127.0
Essex:
     Variable annuities.................            14.3              24.7              6.9
     Fixed annuities....................           729.5             552.3            422.0
     Mutual funds.......................            12.3              10.7             20.7
e-Business and Retail Partnerships .....            19.2               0.7              3.5
Other (1)...............................            37.9              34.2             63.7
                                          ------------------------------------------------------
     Total..............................        $7,119.0          $7,308.2         $5,395.9
                                          ======================================================

(1) Other includes single premium immediate annuities, including lottery-related payout contracts, and supplemental contracts involving life contingencies.
(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $1,910.5 million and $25.0 million, respectively, for the years ending December 31, 2001 and 2000.

Reserves

     We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our annuity contracts. Our liability for variable annuity contracts and deferred fixed annuity contracts is equal to the cumulative account balances. Cumulative account balances include deposits plus credited interest or change in investment value less expense and mortality fees, as applicable, and withdrawals. Future policy benefits on our immediate fixed annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.
Competition

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

Distribution and Service Organizations

      Within the Asset Gathering Segment, we also include our distribution company, Signator, our servicing subsidiary, John Hancock Signature Services and Hancock Partners.

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

      John Hancock Signature Services combines and coordinates customer service functions for life insurance, annuity and mutual fund customers. The services provided by John Hancock Signature Services, Inc. include new business processing underwriting, contract change services, claims processing, premium collection and processing, billing, and preparation of annual or quarterly statements. Through this subsidiary, we seek to provide an integrated and comprehensive customer service function on a cost-effective basis. This system permits a customer to have a single point of contact for most servicing needs.

      Hancock Partners is a distribution organization comprised of leading independent U.S. financial services organizations serving the upscale and business markets.

Banking Products and Services

      First Signature Bank & Trust Company is a limited-service bank, which accepts demand deposits but does not make commercial loans. It provides consumer banking products and services to our customers. First Signature Bank & Trust Company had $156.5 million and $181.8 million in assets as of December 31, 2001 and 2000.

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Gathering Segment, included elsewhere in this Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Guaranteed and Structured Financial Products Segment

Overview

      Through our Guaranteed and Structured Financial Products Segment (G&SFP), we offer a variety of specialized products and services to qualified defined benefit and defined contribution retirement plans, and other domestic and international investors. Our products include non-guaranteed, partially guaranteed and fully guaranteed general account and separate account investment options. We distribute these products through home office and regional sales representatives either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers.

      The G&SFP Segment contributed 29.9%, 29.1% and 28.9% of consolidated operating revenues and 30.3%, 28.7% and 33.0% of consolidated after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively. The G&SFP Segment generated revenues of $2,793.1 million, $2,574.3 million and $2,194.0 million and after-tax operating income of $244.2 million, $212.1 million and $202.4 million in 2001, 2000 and 1999, respectively. G&SFP Segment financial information is summarized below:

                                                                                As of December 31
                                                                      2001             2000              1999
                                                              ------------------------------------------------------
                                                                                  (in millions)
Assets Under Management:
Spread-based products.......................................       $22,469.0         $19,514.6        $17,502.2
Fee-based products..........................................         8,476.3          10,846.1         11,862.8
                                                              ------------------------------------------------------
Total.......................................................       $30,945.3         $30,360.7        $29,365.0
                                                              ======================================================

Spread-based Statutory Premiums and Deposits:
Fund-type products
     General account GICs...................................       $ 1,462.6         $ 1,878.7        $ 2,442.2
     Funding agreements.....................................         3,256.2           2,578.6          2,775.2
Single premium annuities....................................           893.6             741.6            451.8
                                                              ------------------------------------------------------
     Total Spread-based Statutory Premiums and Deposits.....       $ 5,612.4         $ 5,198.9        $ 5,669.2
                                                              ======================================================

Fee-based Statutory Premiums and Deposits:
General account participating pension fund-type products
   and annuity contracts....................................       $   468.9         $   467.0        $   527.9
Structured separate accounts................................            77.4              50.3            615.7
Participating separate account annuities....................            66.9             (46.3)           (60.4)
Separate investment accounts................................            72.4             288.9            333.1
                                                               ------------------------------------------------------
     Total Fee-based Statutory Premiums and Deposits               $   685.6         $   759.9        $ 1,416.3
                                                               ======================================================

      Statutory premiums and deposits differ from GAAP premiums because GAAP requires that premiums on general account GICs, funding agreements, general account participating pension products, separate account GICs, separate account annuities and separate investment accounts be accounted for using deposit accounting. Deposit accounting excludes the contributions and deposits received from revenue and generally shows only the fees and investment income earned from these products as revenues.

Products and Markets

      The G&SFP Segment offers spread-based products and fee-based products in a variety of markets. Spread-based products serve the larger and faster growing segment of the market. Fee-based products are typically niche products that have less overall growth potential. The general account Guaranteed Investment Contract (GIC) has been the predominant product issued in the qualified defined contribution plan market. Single premium and separate account annuities are primarily limited to qualified and non-qualified defined benefit plans. Funding agreements are issued to non-qualified domestic and international institutional investors. By working closely with our customers to develop customized investment programs, we have built a leading market share in several important markets, including general account GICs, funding agreements and single premium annuities.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      o Single premium annuities. Single premium annuities are immediate or deferred annuity contracts, which provide for payments of a guaranteed amount commencing at a specified time, typically at retirement. These annuities are sold primarily to defined benefit plan closeouts; they are also offered in the structured settlement market. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant.

      Fee-Based Products. Our fee-based products generally pass the investment results of invested assets through to the contractholder with no, or minimal, guarantees. We derive earnings on these products primarily from expense, risk, and profit charges that are generally assessed on the basis of assets under management. Fee-based businesses provide relatively stable revenues and have lower capital requirements than our spread-based businesses. Our fee-based products include:

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

      o Structured Separate Accounts. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among flexible investment options provided by our various investment managers. The structured separate account business leverages the strong marketing relationships developed in our general account GIC business.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

Spread-Based Products Risk Management

      Because of the significant guarantees provided as part of our spread-based product offerings, risk management is particularly important in this line of business. To facilitate risk management, we segregate and manage the assets supporting our spread-based products separately from the rest of our general account. Our risk management strategy incorporates a sophisticated asset/liability matching system that is based on:

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

Underwriting

            Underwriting is most significant for the following products in this segment:

      o General Account GICs. In developing pricing proposals for new contracts, our underwriters estimate both base-line cash flows and also likely variance from the base line due to plan participants reallocating assets from the "stable value" option of their defined contribution plan. Our underwriters utilize customized pricing models that generate plan-specific risk charges for each customer's book value payment provision. If these pricing models project the risk of losses exceeding customary thresholds, instead of rejecting the business, our underwriters can modify the proposal by suggesting the use of risk reduction techniques designed to shift some of the risk of redemptions back to the plan or to a third party.

      o Single Premium Annuities. We underwrite immediate annuities using recent mortality experience and an assumption of continued improvement in annuitant longevity. We underwrite deferred annuities by analyzing not only mortality risk but also the expected time to retirement.

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

Competition

      Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional markets. Although a large number of companies offer these products, the market is concentrated. Through the first three quarters of 2001, five insurers, including the Life Company, issued approximately 60% of

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

total GICs and funding agreements issued by U.S. insurance companies reporting to LIMRA; and five insurers, including the Life Company, issued more than 70% of total single premium annuities. Our competitors include a variety of well-recognized insurance companies, domestic and foreign banks and other institutional investment advisors.

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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Guaranteed and Structured Financial Products Segment included elsewhere in this Form 10-K.

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

      The Investment Management Segment represented 23.3%, 26.5% and 31.6% of our total assets under management as of December 31, 2001, 2000 and 1999, which were $124.2 billion, $125.2 billion and $127.3 billion, respectively. Investment Management Segment assets were $2,049.8 million, $3,124.5 million and $3,531.4 million as of December 31, 2001, 2000 and 1999, respectively. The Investment Management Segment contributed $143.2 million, $212.0 million and $189.9 million of consolidated operating revenues and $29.8 million, $46.8 million and $37.3 million of consolidated after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively.

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

      The capabilities of the Investment Management Segment include:

      Public Fixed Income and Equity Investments. Through Independence Investment LLC. We provide active stock and bond management to pension funds, endowments, and other institutions. We provide core, value, growth, medium-cap, balanced and market neutral investment strategies. We also offer international stock and bond management.

     In addition, we offer active, quantitative investment management services in the high quality fixed income markets, with a special emphasis on structuring and managing portfolios of mortgage-backed securities and Treasury securities combined, when appropriate, with various derivative strategies. These portfolios are either managed directly for investors or structured as collateralized debt obligations (CDOs).

      Private Fixed Income, Equity and Alternative Asset Class Investments. We manage funds for external institutional clients investing in private fixed-income and equity securities and alternative asset classes. Our strength is in private placement corporate securities, structured and innovative transactions and niche investment opportunities. Our completed offerings include a mezzanine fund investing primarily in subordinated debt with

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

equity participation features and collateralized bond obligation funds, which have been marketed domestically and internationally to banks, insurance companies, brokers and other clients outside of the pension market.

      We are a leading domestic and international manager of equity timberland for large tax-exempt institutional investors, and are among the largest managers of equity farmland investments. This segment also originates, services and securitizes commercial mortgages. In addition, we sponsor affordable housing investments that qualify for Federal tax credits.

      The following tables present certain information regarding the assets under management by the Investment Management Segment for the periods indicated:

                             Total Assets Under Management By Asset Class

                                                                           As of December 31
                                                                   2001           2000          1999
                                                              --------------------------------------------
                                                                             (in millions)
Assets Under Management: (1) (2)
Domestic equity and balanced.................................     $14,952.7     $19,099.3     $26,940.8
International equity and balanced............................       1,512.6       1,840.1       2,242.9
Domestic and international fixed income......................       9,385.7       8,469.3       6,879.6
Timber, farmland and independent power.......................       2,919.6       3,136.0       3,983.9
                                                              --------------------------------------------
     Total...................................................     $28,770.6     $32,544.7     $40,047.2
                                                              ============================================

                                           Asset Flow Summary

                                                                           As of December 31
                                                                   2001          2000          1999
                                                              --------------------------------------------
                                                                             (in millions)
Assets Under Management:
Assets under management, beginning of year (1) (3)...........     $32,544.7     $40,047.2     $39,549.6
Sales and reinvestments......................................       3,506.7       3,648.3       5,435.9
Redemptions and withdrawals..................................      (5,304.8)     (9,708.7)     (7,984.8)
Market (depreciation) appreciation...........................      (1,976.0)     (1,442.1)      3,046.5
                                                              --------------------------------------------
Assets under management, end of year (1) (2).................     $28,770.6     $32,544.7     $40,047.2
                                                              ============================================

(1) Includes $1,234.6 million, $1,120.1 million and $1,060.8 million of assets managed by subsidiaries for our general account for the year ended December 31, 2001, 2000 and 1999, respectively.
(2) Does not include $151.3 million, $106.9 million and $164.5 million of general account cash and invested assets as of December 31, 2001, 2000 and 1999, respectively.
(3) Does not include $106.9 million, $164.5 million and $88.1 million of general account cash and invested assets as of January 1, 2001, 2000 and 1999, respectively.

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

Competition

      The institutional asset management industry is highly competitive. We compete with other investment management firms, insurance companies, banks and mutual fund companies, many of who are larger and have greater resources than us. Consolidation activity in recent years has increased the concentration of competitors within the industry.

      We believe the key bases for competition are investment performance and customer service. Our competitive strategy focuses on attracting assets through superior performance. Consistent with this strategy, we continually evaluate opportunities to develop internally, acquire, or divest investment management units and strive to improve

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

our investment management products and services. In addition, we believe our leading role in non-traditional asset classes helps to create a distinct and competitively advantageous profile in the institutional asset management marketplace.

Corporate and Other Segment

Overview

      Our Corporate and Other Segment consists primarily of our international insurance operations, corporate operations, including the holding company, John Hancock Financial Services (JHFS), and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. This segment contributed approximately 20.1%, 19.4% and 16.6% of consolidated operating revenues and 10.5%, 13.9% and 11.1% of consolidated after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively. The Corporate and Other Segment generated revenues of $1,884.9 million, $1,721.4 million and $1,260.6 million and after-tax operating income of $84.7 million, $102.5 million and $67.8 million in 2001, 2000 and 1999, respectively.

     The Corporate and Other Segment assets are summarized below:

                                            For the Years Ended December 31,
                                             2001         2000          1999
                                       -----------------------------------------
                                                    (in millions)
Assets:
International insurance operations..      $11,121.5    $ 9,703.8    $ 8,810.8
Corporate operations................        7,010.7      5,822.8      4,942.3
Non-core businesses.................        1,004.0      1,106.3      1,212.2
Intra-segment eliminations..........       (4,923.4)    (4,126.1)    (3,948.1)
                                       -----------------------------------------
     Total..........................      $14,212.8    $12,506.8    $11,107.2
                                       =========================================

International Insurance Operations

      Our international insurance operations include The Maritime Life Assurance Company, (Maritime) the 8th largest Canadian life insurance company based on total domestic assets under management at year-end 2000. Maritime distributes a full range of individual life and health insurance products, investment products and group life and health products through independent agencies, investment brokerage firms, and employee benefit brokers and consultants.

      Our international insurance operations also offer individual life and group insurance and pension products through local affiliates doing business in five Southeast Asian countries. In addition, we have formed a joint venture life insurance company in China which will provide us an early foothold in this emerging economy with its vast population. The joint venture company's license initially is restricted to operations in the city of Shanghai. All required regulatory approvals were received during the fourth quarter of 2000, and operations commenced in January 2001. As of December 31, 2001, the Company's net investment in these Southeast Asian affiliates was $39.4 million.

      Working with an international network of 46 insurers, we also coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 50 countries and territories.

Corporate Operations

      Corporate operations consist principally of (1) revenues and expense of the holding company, investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments or the holding company level and (2) group life insurance operations. Our group life insurance business generated $225.8 million, $240.6 million and $226.2 million in premium in the years ended December 31, 2001, 2000, and 1999, respectively.

Non-Core Businesses

      We have certain non-core businesses that have been divested or put in run-off, reflecting a strategic decision to focus on our retail and investment management businesses. Non-core businesses consist primarily of run-off property and casualty insurance companies that were sold in 1999, a portion of our group life and accident and health business and related subsidiaries that were sold in 1997, and other small subsidiaries in various stages of running-off their operations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate and Other Segment, included elsewhere in this Form 10-K.

General Account Investments

General Account and Separate Accounts

      Our investments include assets held in our general account and assets held in numerous separate accounts. We manage our general account assets in investment segments that support specific classes of product liabilities. These investment segments permit us to implement investment policies that both support the financial characteristics of the underlying liabilities, and also provide returns on our invested capital. The investment segments also enable us to gauge the performance and profitability of our various business segments and product lines.

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

Ratings

      Insurance companies are rated by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. As of December 31, 2001, JHFS has been assigned an A+ rating by Standard and Poor's and an A1 debt rating by Moody's. As of December 31, 2001, John Hancock Life Insurance Company is rated A++ (Superior) by A.M. Best, AAA (Highest) by Fitch IBCA, AA+ (second highest rating) by S&P, and Aa2 (third highest rating) by Moody's.

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

State Insurance Regulation

      The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. Currently, we are licensed to transact business in all fifty states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, the Northern Mariana Islands, 5 Canadian provinces, and several Asian countries, including one city in the People's Republic of China and therefore are subject to regulation in all these jurisdictions. Most states have laws and regulations governing such issues as: what lines of business a company may engage in; underwriting practices, including a company's ability to request results of applicants' genetic tests; what premium rates may be charged in various lines of business; what products a company may sell; mandating certain insurance benefits and policy forms; minimum rates for accumulation of cash values and maximum rates for policy loans; licensing of insurance companies and agents; advertising and marketing

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

practices; statutory accounting and reporting requirements; reserve requirements and solvency standards; admitted statutory assets; the appropriate mix of investments; dividend payments; transactions with affiliates; and level of ownership regarding acquisitions of control. State insurance departments periodically review the business and operations of an insurance company by examining its financial condition and how its agents sell its products. Our insurance subsidiaries are also required to file various reports, relating to their financial condition, including quarterly filings and detailed annual financial statements. This is required in each jurisdiction where an insurance business is licensed.

      State insurance regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries concerning whether our insurance businesses are in compliance with the regulations covering their businesses. We reasonably and promptly respond to such inquiries and take corrective action if warranted.

      The Illinois, California and Vermont insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company. The Company believes that it conducts its business in accordance with all applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations.

      State insurance regulators and the National Association of Insurance Commissioners are continually re-examining existing laws and regulations. Among other things, these laws and regulations may focus on insurance company investments, financial reporting and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid.

Regulation Governing Potential Acquisitions of Control

      We are subject to regulation under the insurance holding company statutes of the states in which our insurance subsidiaries are organized, principally Massachusetts, which is our state of domicile. The Massachusetts insurance law contains provisions which, in general, provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Massachusetts Commissioner of Insurance. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to, 10% or more of the voting securities of an insurer or of a person that controls an insurer. A person seeking to acquire control, directly or indirectly, of a Massachusetts insurance company or of any person controlling a Massachusetts insurance company must file an application for approval of the acquisition of control with the Massachusetts Commissioner of Insurance and obtain the approval of the Massachusetts Commissioner of Insurance before consummating the acquisition.

      In addition, we may in the future become subject to New York insurance law governing the activities of insurance holding companies. Delaware insurance holding company laws and similar Canadian laws apply to us as well because we have insurance subsidiaries organized in Delaware and Canada. Accordingly, any direct or indirect acquisition of control of John Hancock Life Insurance Company will be subject to the prior approval of the Delaware Commissioner of Insurance and may also be subject to the prior approval of the New York Superintendent of Insurance in the event John Hancock Life Insurance Company is deemed a New York domestic insurer under the provisions of the New York insurance holding company law. Moreover, any acquisition of JHFS, if the acquisition qualifies as an "acquisition of control" or "control in fact" as those terms are defined by the Insurance Companies Act of Canada, may also be subject to the prior approval of the Office of the Superintendent of Financial Institutions of Canada.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

In addition to the restrictions under applicable insurance holding company statutes, the Plan of Reorganization governing our reorganization also prohibits:

o any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock until February 1, 2002; and
o without prior approval of the board of directors of JHFS and the Massachusetts Commissioner of Insurance, any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock until February 1, 2003.

By virtue of these provisions of the Plan of Reorganization, John Hancock Life Insurance Company was not subject to an acquisition by another company during the two years following the effective date of the reorganization and, until February 1, 2003, may not be subject to acquisition without the prior approval of the board of directors of JHFS and the Massachusetts Commissioner of Insurance.

There is an exception to the foregoing prohibition for an acquisition by a person that becomes a beneficial owner of 10% or more of our common stock as a result of our issuance of such common stock to such person as consideration in an acquisition of another entity that was initiated, by the authority of our Board of Directors.

The restrictions described above may deter, delay or prevent a future acquisition of control, including transactions that could be perceived as advantageous to our sole shareholders.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

      JHFS is a holding company and its primary assets are the outstanding capital stock of John Hancock Life Insurance Company, along with Maritime and several other international subsidiaries. As an insurance holding company, JHFS depends primarily on dividends from John Hancock Life Insurance Company to pay dividends to its shareholders, and pay operating expenses and implement its capital management strategies. Any inability of John Hancock Life Insurance Company to pay dividends to JHFS in the future in an amount sufficient for JHFS to pay dividends to its shareholders, implement some of its capital management plans and meet its cash obligations may materially adversely affect the market price of its common stock and its business, financial condition or results of operations.

      The Massachusetts insurance law limits how and when John Hancock Life Insurance Company can pay dividends to JHFS. Under the Massachusetts insurance law, no insurer may pay any shareholder dividend from any source other than statutory unassigned funds without the prior approval of the Massachusetts Commissioner of Insurance. The Massachusetts insurance holding company act requires that a report be given to the Massachusetts Commissioner of Insurance no later than five days following declaration, and at least ten days' prior to payment, of any dividend or distribution by a Massachusetts insurance company. Further, this act provides that no extraordinary dividend may be paid without thirty days' prior written notice to the Massachusetts Commissioner of Insurance, and only if the Massachusetts Commissioner of Insurance has not disapproved, or has approved, the payment within the thirty day notice period. An extraordinary dividend is any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) 10% of an insurance company's surplus as regards policyholders as of the preceding December 31, and (2) a life insurance company's statutory net gain from operations for the twelve months ending on the preceding December 31. Although not currently viewed as such, John Hancock Life Insurance Company, in the future, could also be viewed as being commercially domiciled in New York and, if so, dividend payments may also be subject to New York's insurance holding company act as well as Massachusetts law.

Surplus and Capital Requirements

      Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance businesses, to limit or prohibit the ability to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Limits may also be established on the ability to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Risk-Based Capital

The National Association of Insurance Commissioners (NAIC) has established risk-based capital (RBC) standards for life insurance companies as well as a model act to apply such standards at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based on five categories of risk: asset risk-affiliates, asset risk-other, insurance risk, interest rate risk and business risk. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

In 2001, the NAIC changed the risked-based capital formula which resulted in RBC charges or a higher risk-based capital ratio. The most significant change made by NAIC is to tax effect the RBC, which is similar to reducing the risk factors being applied to the different risk categories. One other change was the creation of a common stock asset risk category and its treatment in the covariance calculation. This change also lowered RBC. John Hancock took certain actions to improve the risk-based capital ratio. The two most significant actions were the partial reinsurance of the closed block and the upstreaming of some of the Life Company's foreign insurance affiliates to JHFS. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by 151.2 percentage points as of December 31, 2001.

Statutory Investment Valuation Reserves

      Life insurance companies are required to establish an asset valuation reserve (AVR) consisting of two components: (i) a "default component," which provides for future credit-related losses on fixed maturity investments, and
(ii) an "equity component," which provides for losses on all types of equity investments, including equity securities and real estate. Insurers also are required to establish an interest maintenance reserve (IMR) for net realized capital gains and losses on fixed maturity securities, net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect our financial statements prepared in accordance with GAAP. Although future additions to AVR will reduce the future statutory capital and surplus of John Hancock Life Insurance Company, we do not believe that the impact under current regulations of such reserve requirements will materially affect the ability of John Hancock Life Insurance Company to increase its statutory capital and surplus and pay future dividends to John Hancock Financial Services, Inc.

IRIS Ratios

The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System (IRIS) for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 13 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2001, John Hancock Life Insurance Company was outside the usual range for Net Change in Capital Surplus ratio for the year 2000, and the Change in Product Mix and Change in Reserving ratios in 2001. The Change in Capital Surplus ratio fell outside the usual range in 2000 because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment did not recur in the year 2001 and it is not expected to occur in 2002. The unusual ratios in 2001 were the result of the implementation of new statutory accounting rules and are not expected to recur. During the same period, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company, which are wholly owned direct and indirect subsidiaries of John Hancock Life Insurance Company, respectively, had several ratios outside of the usual range. John Hancock Variable Life Insurance Company had eight unusual ratios, all of which resulted from growth in the business and the effect of reinsurance contracts with John Hancock Life Insurance Company. Investors Partner Life Insurance Company had ten unusual ratios due to the fact it writes no new business.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Regulation of Investments

Our insurance businesses are subject to state laws and regulations that require diversification of their investment portfolios. Some of these laws and regulations also limit the amount of investments in specified investment categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus, in some instances, requiring divestiture. State regulatory authorities from the domiciliary states of our insurance subsidiaries have not indicated any non-compliance with any such regulations.

Valuation of Life Insurance Policies Model Regulation

The National Association of Insurance Commissioners has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as Revised
XXX). This model regulation established new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Before the new reserve standards can become effective, individual states must adopt the model regulation. Massachusetts adopted the Regulation effective January 1, 2001 and JHFS established increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation. In addition, JHFS revised its term life insurance products with guaranteed premium periods and is in the process of revising and expanding its universal life insurance products with no-lapse guarantees.

Federal Insurance Initiatives and Legislation

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

On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. Among its many provisions the law requires that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations to be issued by the U.S. Treasury Department. The Company is actively developing a program in order to fully comply with the applicable provisions of the Act and the related Treasury Regulations.

Tax Legislation

Currently, under the Internal Revenue Code, holders of many life insurance and annuity products, including both traditional and variable products, are entitled to tax-favored treatment on these products. For example, income tax

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

In the past, legislation has been proposed that would have curtailed the tax-favored treatment of some of our insurance and annuity products. If any such proposals were enacted, market demand for such products would be adversely affected. In addition, the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA), enacted by Congress in 2001, provides for the gradual reduction and eventual elimination of Federal estate taxes by the year 2010. But EGTRRA also contains a sunset provision which would reinstate Federal estate taxes in the year 2011, based on the Internal Revenue Code in effect prior to the enactment of EGTRRA. Many insurance products are designed and sold to help policyholders reduce the effect of Federal estate taxation on their estates. The enactment of EGTRRA has adversely affected sales of certain of our insurance and investment advisory products, but this effect is mitigated somewhat by the sunset provision. If the sunset provision of EGTRRA is eliminated in the future, the adverse affect on the sales of these products could increase. In addition, sales of split dollar life insurance products have been adversely affected by proposed changes being considered by the Internal Revenue Service.

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

Environmental Considerations

As owners and operators of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. When deemed appropriate, we routinely conduct environmental assessments for real estate being acquired for investment and before taking title to property acquired through foreclosure or deed in lieu of foreclosure. Based on these environmental assessments and compliance with our internal environmental procedures, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties would not be material to our consolidated financial position or results of operations. Furthermore, although we hold equity positions in subsidiaries and investments that could potentially be subject to environmental liabilities, we believe, based on our assessment of the business and properties of these companies and our level of involvement in the operation and management of such companies, that we would not be subject to any environmental liabilities with respect to these investments which would have a material adverse effect on our business, financial position or results of operations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ERISA Considerations

Certain of our lines of business, including our management of employee benefit plan assets in our advisory capacity in separate accounts, are subject to the requirements of ERISA. In addition, the Small Business Job Protection Act, which we refer to as the SBJPA, offers insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank, which we refer to as the Harris Trust Decision, in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBJPA provisions provide that insurers are protected from liability for breaches of fiduciary duties under ERISA for past actions with respect to their general account contracts. However, insurers remain subject to federal criminal law and liable for actions brought by the U.S. Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBJPA also provides that contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, will not be subject to ERISA's fiduciary requirements if they meet the requirements of regulations issued by the United States Department of Labor. The SBJPA further provides that contracts issued from an insurer's general account after December 31, 1998, that are not guaranteed benefit policies will be subject to ERISA. In January 2000, the Department of Labor published a regulation pursuant to the SBJPA which provides, among other things, that if an employee benefit plan acquired an insurance policy (other than a guaranteed benefit policy) issued on or before December 31, 1998 that is supported by the assets of the insurer's general account, the plan's assets for purposes of ERISA will not be deemed to include any of the assets of the insurer's general account, provided that the requirements of the regulation are met. Accordingly, if those requirements are met, the insurer is not subject to the fiduciary obligations of ERISA in connection with such an insurance policy. These requirements include detailed disclosures to be made to the employee benefit plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (1) the accumulated fund balance (which may be subject to market value adjustment) or (2) a book value payment of such amount in annual installments with interest. John Hancock Life Insurance Company has implemented procedures to comply with the requirements set forth therein to secure the exemption provided by the regulations from the fiduciary obligations of ERISA. However, John Hancock Life Insurance Company's exposure to disintermediation risk could increase due to the termination options that it would be required to provide to policyholders. Any such increase, however, would not be material. Since there has been no final ruling in the Harris Trust case (described under "Item 3. Legal Proceedings" in this Form 10-K), we are unable at this time to determine the effects of the decision, and therefore cannot compare the litigation risk to the disintermediation risk created by compliance with the regulations. With respect to employee welfare benefit plans subject to ERISA, Congress periodically has considered amendments to the law's Federal preemption provision, which would expose John Hancock Life Insurance Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA have been defeated.

Employees

As of January 31, 2002, we employed approximately 8,355 people. We believe our relations with our employees are satisfactory.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

 ITEM 1A.  Executive Officers of the Registrant

      The names of the executive officers of John Hancock Financial Services, Inc. and their respective ages and positions, as of March 15, 2002:

NAME                          AGE      POSITION

David F. D'Alessandro         51       Chairman, President, Chief Executive Officer and Director
Michael A. Bell               46       Senior Executive Vice President
Wayne A. Budd                 60       Executive Vice President, General Counsel and Director
Derek Chilvers                62       Executive Vice President
John M. DeCiccio              53       Executive Vice President and Chief Investment Officer
Maureen R. Ford               46       Executive Vice President
Thomas E. Moloney             58       Senior Executive Vice President and Chief Financial Officer
Robert F. Walters             52       Executive Vice President and Chief Information Officer

      David F. D'Alessandro, 51, has been the Chairman of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company since 2001, the President and Chief Executive Officer and a director of the Company since 2000. He had been President and Chief Operations Officer of John Hancock Life Insurance Company since 1998 and a John Hancock Life Insurance Company director since 1990. From 1988 to 1997 he was Senior Executive Vice President of John Hancock Life Insurance Company. He is Chairman of the Executive Committee of the board of directors of John Hancock Financial Services, Inc., Chairman and Chief Executive Officer of John Hancock Variable Life Insurance Company and Chairman of John Hancock Subsidiaries, LLC and a director of The Berkeley Financial Group, LLC. He is a director of Partners HealthCare System, Inc., an integrated healthcare delivery system.

      Michael A. Bell, 46, has been a Senior Executive Vice President of John Hancock Financial Services, Inc. since 2001. From 1983 to the present, Mr. Bell has been a Managing Director of Monitor Company. From 1997 to the present, he has been Managing Director of Monitor Clipper Partners, Inc. He is a director of Partners HealthCare System, Inc., an integrated healthcare delivery system.

      Wayne A. Budd, 60, has been the Executive Vice President and General Counsel and a director of John Hancock Financial Services, Inc. since 2000 and a John Hancock Life Insurance Company director since 1998. He is a director of John Hancock Subsidiaries, LLC. From 1996 to 2000, Mr. Budd was Group President
- New England for the Bell Atlantic Corporation (now Verizon Communications, Inc.). Prior to his position with Bell Atlantic, Mr. Budd was a Senior Partner in the law firm of Goodwin Procter LLP.

      Derek Chilvers, 62, has been an Executive Vice President of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company since 2001. He was Senior Vice President of John Hancock Life Insurance Company from 1986 to 2001. He also has been Chairman and Chief Executive Officer of John Hancock International Holdings, Inc. since 1999 and Chairman and Chief Executive Officer of John Hancock International, Inc. since 2000. He has been a director of John Hancock Subsidiaries, LLC since 2001.

      John M. DeCiccio, 53, has been the Executive Vice President of John Hancock Financial Services, Inc. and Chief Investment Officer of John Hancock Life Insurance Company since 2000. From 1994 through 2000, he was Senior Vice President, Investment and Pension Sector, of John Hancock Mutual Life Insurance Company. From 1997 through 2000, he led the demutualization project for John Hancock Mutual Life Insurance Company. He is a director of John Hancock Subsidiaries, LLC, Signator Investors, Inc., John Hancock Signature Services, Inc., Independence Investment, LLC, and The Berkeley Financial Group, LLC.

      Maureen R. Ford, 46, has been an Executive Vice President of John Hancock Financial Services, Inc. and a director of John Hancock Subsidiaries, LLC since 2001. She has been Chairman and Chief Executive Officer of The Berkeley Financial Services Group, LLC (the John Hancock Funds' complex) since 2001. She was Vice Chairman and Chief Executive Officer of John Hancock Funds, LLC from 1999 to 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Thomas E. Moloney, 58, has been a Senior Executive Vice President of
John Hancock Financial Services, Inc. since 2001. He has also been Chief Financial Officer of John Hancock Financial Services, Inc. since 1999 and of John Hancock Life Insurance Company since 1992. He is the Chairman and a director of John Hancock Management Company and John Hancock Reassurance Co., Ltd. He is Chairman of John Hancock Signature Services. He is Chief Financial Officer of John Hancock Subsidiaries, LLC since 1992. He is a director of The Berkeley Financial Group, LLC, John Hancock Realty Services Corp., The Maritime Life Assurance Company and John Hancock Canadian Holdings Limited.

      Robert F. Walters, 52, has been the Executive Vice President and Chief Information Officer of John Hancock Financial Services, Inc. and Executive Vice President of John Hancock Life Insurance Company since 2001. He was Senior Vice President and Chief Information Officer of John Hancock Life Insurance Company from 1995 to 2001. He is a director of Essex Corporation.

ITEM 2. Properties

      Our home office consists of our 60-story landmark office tower and five other buildings located in Boston, Massachusetts. We own this facility and occupy approximately 44.0% of the 3.8 million gross square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs.

ITEM 3. Legal Proceedings

 Sales Practice Class Action Settlement

      Over the past several years, companies engaged in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. On December 31, 1997, the United States District Court for the District of Massachusetts approved a settlement of a nationwide class action lawsuit regarding sales practices against John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc., captioned Duhaime, et al. v. John Hancock Mutual Life Insurance
                -----------------------------------------------------
Company, John Hancock Variable Life Insurance Company and John Hancock
----------------------------------------------------------------------
Distributors, Inc. With certain limited exceptions, the class that is bound by
------------------
the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1979 through December 31, 1996) had an ownership interest in one or more of our whole life, universal life or variable life insurance policies (and certain annuities and mutual funds) issued during the class period.

      In conjunction with this settlement, we had a total reserve that stood at $52.7 million and $224.0 million at December 31, 2001 and 2000, respectively. We incurred settlement related costs of $30.0 million and $140.2 million in 2001 and 1999, respectively. No such costs were incurred in 2000. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution (ADR) relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted as noted above in 2001. The adjustment to the reserve in 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be the larger more complicated claims. The better estimate is from experience with actual settlement of similar claims.

      Administration of the ADR component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e. arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      In that opinion the judge determined that John Hancock should have allowed the Trust to withdraw the free funds by means of an extracontractual payout. The Court awarded the Trust approximately $13.8 million in relation to this claim together with unspecified additional pre-judgment interest on this amount from October 1988.

      The Court also determined that Hancock violated its fiduciary duty when it failed to revalue the liabilities for guaranteed benefits, which had been established at rates set out in the contract, on a basis which was more favorable to the Trust. In addition, the Court concluded that certain of Hancock's internal allocations of expenses and investment income violated ERISA. Damages in the amount of approximately $5.7 million, together with unspecified pre-judgment interest from December 1996, were awarded on these issues. As part of the relief, the judge ordered the removal of Hancock as a fiduciary to the plan. On April 11, 2001, the Court entered a judgment against John Hancock for approximately $84.9 million which includes damages to plaintiff, pre-judgment interest, attorney's fees and other costs.

      We believe that the underlying case was incorrectly decided and there are promising grounds for challenging the District Court's decision. We have filed an appeal and believe that it is probable that the Appeals Court will reverse the lower court's decision. Notwithstanding what we believe to be the merits of the Company's position in this case, if unsuccessful, our ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, we do not believe that any such liability would be material in relation to our financial position or liquidity.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART II

ITEM 5. Market for John Hancock Financial Services, Inc. Common Stock and Related Shareholder Matters

      JHFS's common stock began trading on the New York Stock Exchange (NYSE) under the symbol "JHF" on January 27, 2000. Prior to such date, there was no established public trading market for the common stock. As of February 28, 2001, there were approximately 780,000 shareholders of record and 297.3 million shares outstanding.

      The following table presents the high and low prices for the common stock of John Hancock on the NYSE for the periods indicated and the dividends declared per share during such periods.

                                               High          Low       Dividends
2001
First Quarter                                 $40.00       $31.50          --
Second Quarter                                 41.40        33.86          --
Third Quarter                                  41.70        33.15          --
Fourth Quarter                                 41.93        33.34        $0.31

2000
For the period from February 1,
      2001 through March 31, 2001              18.81        13.44          --
Second Quarter                                 24.63        16.38          --
Third Quarter                                  28.13        20.63          --
Fourth Quarter                                 38.25        25.63         0.30

JHFS paid annual cash dividends of $0.31 and $0.30 per common share on December 13, 2001 and December 14, 2000 to shareholders of record on the close of business on November 16, 2001 and November 20, 2000, respectively. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management's Discussion and Analysis - Liquidity and Capital Resources, included elsewhere in this Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 6. Selected Financial Data

      The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the years in the three year period ended December 31, 2001 and balance sheet data as of December 31, 2001 and 2000 have been derived from our consolidated financial statements and related notes, included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere in this Form 10-K. The following selected income statement data for the years ended December 31, 1998 and 1997 and balance sheet data as of December 31, 1999, 1998 and 1997 have been derived from our consolidated financial statements not included herein. The following selected consolidated financial data has been prepared in accordance with GAAP, except that the statutory data presented below has been prepared in accordance with applicable statutory accounting practices and was taken from our annual statements filed with insurance regulatory authorities. Certain reclassifications to prior periods have been made to conform to the current period presentations.

                                                                    For the Years Ended December 31,
                                                                    --------------------------------
                                                         2001        2000         1999        1998        1997
                                                     ---------------------------------------------------------------
                                                                             (in millions)

Income Statement Data: (1)
Revenues
Premiums.........................................      $3,851.3     $3,452.1    $2,717.5    $2,197.9     $2,473.6
Universal life and investment-type
    Product charges..............................         772.5        749.3       703.5       597.0        512.0
Net investment income............................       3,944.9      3,864.8     3,524.1     3,330.7      3,190.7
Net realized investment gains (losses), net of
   related amortization of deferred policy
   acquisition costs, amounts credited to
   participating pension contractholders and
   amounts credited to policyholder dividend
   obligation (2)................................        (249.1)        88.7       175.1       106.4        157.0
Investment management revenues, commissions and
   other fees....................................         602.9        764.8       680.9       659.7        554.7
Other revenue....................................         186.5         17.6         6.5        10.3         58.3
                                                     ---------------------------------------------------------------
       Total revenues............................       9,109.0      8,937.3     7,807.6     6,902.0      6,946.3
       Total benefits and expenses (3) (4).......       8,282.9      7,779.0     7,545.4     6,275.9      6,356.6
                                                     ---------------------------------------------------------------
Income before income taxes and cumulative
   effect of accounting changes..................         826.1      1,158.3       262.2       626.1        589.7
Income taxes.....................................         214.6        339.6        99.3       177.6        106.4
                                                     ---------------------------------------------------------------
 Income before cumulative effect of accounting
   changes.......................................         611.5        818.7       162.9       448.5        483.3
Cumulative effect of accounting changes..........           7.2           --        (9.7)         --           --
                                                     ---------------------------------------------------------------
       Net income................................       $ 618.7       $818.7      $153.2      $448.5       $483.3
                                                     ===============================================================
Basic earnings per common share (5)
   Income before cumulative effect of
     accounting changes..........................         $2.01        $2.60       $0.52
   Cumulative effect of accounting changes.......          0.02           --       (0.03)
                                                     --------------------------------------
       Net income................................         $2.03        $2.60       $0.49
                                                     ======================================
Diluted earnings per common share (5)
   Income before cumulative effect of
     accounting changes..........................         $1.99        $2.59       $0.52
   Cumulative effect of accounting changes.......          0.02           --       (0.03)
                                                     --------------------------------------
       Net income................................         $2.01        $2.59       $0.49
                                                     ======================================
Cash dividends paid per share....................         $0.31        $0.30          --

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                               As of or for the Years Ended December 31,
                                                               -----------------------------------------
                                                         2001        2000         1999        1998        1997
                                                     ---------------------------------------------------------------
                                                                             (in millions)

Balance Sheet Data:
General account assets...........................     $68,425.7    $60,940.1   $56,408.1   $52,000.1    $49,906.4
Separate account assets..........................      22,718.5     26,454.8    28,047.6    24,966.6     21,511.1
Total assets.....................................      91,144.2     87,394.9    84,455.7    76,966.7     71,417.5
General account liabilities......................      61,079.3     54,557.1    50,986.6    46,416.9     44,667.7
Long-term debt...................................       1,359.1        534.0       536.9       602.7        543.3
Separate account liabilities.....................      22,718.5     26,454.8    28,047.6    24,966.6     21,511.1
Total liabilities................................      85,156.9     81,545.9    79,571.1    71,986.2     66,722.1

Minority interest................................         122.3         93.5        93.5        25.3         25.3

Shareholders' equity (6).........................       5,865.0      5,755.5     4,791.1     4,955.2      4,670.1

      We evaluate segment performance and base management's incentives on segment after-tax operating income. For a discussion of segment after-tax operating income see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

1) In December 2000, the American Institute of Certified Public Accountants (AICPA) issued SOP 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in 1999 of $93.6 million (net of tax of $2.6 million). On October 1, 2001, the Company adopted the remaining provisions of SOP 00-3 which required the reclassification of $9,710.0 million and $12,035.9 million of closed block assets and liabilities, respectively at December 31, 2000, and $1,467.7 million and $1,343.6 million of closed block revenues, and benefits and expenses, respectively, for the period from February 1, 2000 (date of demutualization) to December 31, 2000, all of which were reclassified to other existing asset, liability, revenue, and benefit and expense accounts. The required implementation of SOP 00-3 also resulted in a reduction of net income of $20.2 million (net of tax of $6.6 million) or $0.06 diluted earnings per common share for the period from February 1, 2000 to December 31, 2000 and $3.4 million (net of tax of $1.8) or $0.01 diluted earnings per common share for the nine months ended September 30, 2001. Finally, adoption also resulted in the recognition of a policyholder dividend obligation of $77.0 million at December 31, 2000, which represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization. See Note 5 to the consolidated financial statements for a summary description of the closed block assets, liabilities, revenues and expenses.
2) Net realized investment and other gains (losses) have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized gains and losses, (2) the portion of net realized investments and other gains and losses credited to participating pension contractholder accounts, and (3) amounts credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. For a presentation of net realized investment and other gains and related amounts see Management's Discussion and Analysis of Financial Condition and Results of Segment Operations included elsewhere in this Form 10-K.
3) Total benefits and expenses includes benefits to policyholders of $5,904.7 million, $5,375.6 million, $5,368.5 million, $4,152.0 million, $4,303.1 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Benefits to policyholders excludes amounts related to net realized investment and other gains credited to participating pension contractholders and policyholder dividend obligation of $25.3 million, $21.0 million, $35.3 million, $79.1 million and $29.3 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
4) Total benefits and expenses includes amortization of deferred policy acquisition costs of $306.8 million, $242.0 million, $166.8 million, $249.7 million, and $312.0 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Amortization of deferred policy acquisition costs excludes amounts related to net

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      realized investment and other gains (losses) of $(26.4) million, $(9.3) million, $50.5 million, $41.2 million and $31.2 million for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
5) This is unaudited pro forma information which gives effect to the Reorganization and Initial Public Offering (IPO) of the Company referred to in Note 1 to our consolidated financial statements. Because the Company did not have outstanding common stock prior to its IPO on February 1, 2000, the 1999 per share balances represent earnings per common share on a pro forma basis for the period January 1, 1999 through December 31, 1999 using 314.8 million outstanding common shares for the basic and diluted calculations. The 2000 earnings per common share balances represent earnings per common share on a pro forma basis for the period from January 1, 2000 through December 31, 2000 using 314.5 million and 316.2 million outstanding shares for the basic and diluted earnings per share calculations, respectively. Actual net income per common share for the period from February 1, 2000 through December 31, 2000 was $2.46 and $2.45 for the basic and diluted calculations, respectively, after restatement for implementation of SOP 00-3 (see note 1 above). No cumulative effect of accounting change occurred in 2000. Pro forma earnings per share for the periods prior to 1999 are not presented, as it would not be meaningful.
6)    Includes adjustment under Statement of Financial Accounting Standards
      (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", starting in 2001 Balances prior to 2000 are formerly referred to as policyholders' equity.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in
Exhibit 13 to this Form 10-K.

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

ITEM 8. Financial Statements and Supplementary Data

      The Company's Financial Statements and Supplementary Data, which are included in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART III

ITEM 10. Directors and Executive Officers of John Hancock Financial Services

      Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2002 annual meeting of shareholders (the Proxy Statement) filed or to be filed by John Hancock Financial Services with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the caption "Election of Directors" and "The Board of Directors and Its Committees - General Information and Committees," which information is incorporated herein by reference. Additional information required by Item 10 regarding John Hancock Financial Services' executive officers is set forth in Item 1A of this Form 10-K under the caption "Executive Officers of the Registrant".

ITEM 11. Executive Compensation

      The information called for by Item 11 is set forth in the Proxy Statement under the captions "Executive Compensation" and "The Board of Directors and Its Committees - Compensation of Directors" and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information called for by Item 12 is set forth in the Proxy Statement under the caption "Security Ownership" and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

      The information called for by Item 13 is set forth in the Proxy Statement under the captions "The Board of Directors and Its Committees - Certain Relationships" and "Executive Compensation - Stock Ownership Loan Program" and is incorporated herein by reference.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report.

1.    Financial Statements (See Item 8. Financial Statements and Supplementary
      Data)
      Report of Ernst & Young LLP, Independent Auditors
      Consolidated Financial Statements
         Balance Sheets
         Income Statements
         Statements of Shareholders' Equity and Comprehensive Income Statements of Cash Flows
         Notes to Financial Statements

2.    Financial Statement Schedules
      Schedule I - Summary of Investments - Other Than Investments in Related Parties
      Schedule II - Condensed Financial Information of Registrant (Parent only)
      Schedule III - Supplementary Insurance Information
      Schedule IV - Reinsurance

Note: All other financial statement schedules are omitted because they are inapplicable.

3.    Exhibits.

Exhibit
Number                                  Description
-------                                 -----------

2.1      Plan of Reorganization*
3.1 Restated Certificate of Incorporation of John Hancock Financial Services, Inc.*
3.2 Amended and Restated By-Laws of John Hancock Financial Services, Inc. (As Adopted on February 11, 2002)**
10.1.1 Credit Agreement dated as of August 3, 2000, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Capital Corporation, the Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and BankOne, NA as Documentation Agent, and FleetBoston Robertson Stephens, Inc., and Chase Securities, Inc., as Joint Book Managers and Joint Lead Arrangers.***
10.1.2 First Amendment dated as of July 27, 2001 to the Credit Agreement dated as of August 3, 2000 among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, the Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, BankOne, NA as Documentation Agent (Multi-Year Revolver), The Bank of New York, as Co-Documentation Agent (364-Day Revolver) and The Bank of Nova

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

         Scotia, as Co-Documentation Agent (364-Day Revolver) and Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Book Managers and Joint Lead Arrangers.****
10.2.1 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Michael A. Bell#+
10.2.2 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney#+
10.2.3 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro#+
10.2.4 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers#+
10.2.5 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford#+
10.2.6 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters#+
10.2.7 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio#+
10.2.8 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd#+
10.3 Fiscal Agency Agreement, dated as of February 25, 1994 by and between John Hancock Mutual Life Insurance Company, as Issuer, and First National Bank of Boston, as Fiscal Agent*
10.4 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company*
10.5 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company*
10.6 Coinsurance Agreement, dated as of March 1, 1997 by and between John Hancock Mutual Life Insurance Company and UNICARE Life & Health Insurance Company*
10.7 Letter of Credit Agreement, dated as of January 2, 1997 by and among John Hancock Mutual Life Insurance Company, Banks named therein and Morgan Guaranty Trust Company of New York as Issuing Bank and Agent*
10.8 Long-Term Incentive Plan for Senior Executives (as Amended and Restated Effective February 11, 2002)**+
10.9 Incentive Compensation Plan for Certain Senior Executives (as Amended and Restated Effective February 11, 2002)**+
10.10    Form of Shareholder Rights Agreement*

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

10.10.1  Amendment No. 1 to the Rights Agreement (As Adopted on March 4,
         2002)**
10.11 1999 Long-Term Stock Incentive Plan (As Amended and Restated as of May 14, 2001)##+
10.12    Form of Capitalized Interest Note for stock ownership Loan Program###+
10.12.1  Form of Promissory Note for stock ownership loan program**+
10.13    Deferred Compensation Plan for Non-Employee Directors###+
10.14    Non-Employee Directors' Long-Term Stock Incentive Plan##+
10.15    Deferred Compensation Plan for Executives####+
13 Portions of John Hancock Financial Services, Inc. 2001 Annual Report to Shareholders that are expressly incorporated herein by reference in this Form 10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K**
21.1     Subsidiaries of the Registrant**
23.1     Consent of Ernst & Young LLP**

----------
The principal amount of debt outstanding under each instrument (excepting those listed above) defining the rights of holders of our long-term debt does not exceed ten percent (10%) of our total assets on a consolidated basis. The Company agrees to furnish the SEC, upon request, a copy of each instrument defining the rights of holders of our long-term debt.

Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage (except no payment will be required for the financial statements and schedules included in Exhibit 13 if not included). Such requests should be directed to John Hancock Financial Services, Inc., Investor Relations, John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.

* Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.
**    Filed herewith.
*** Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.
**** Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference herein.
# Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.
## Previously filed with John Hancock Financial Services, Inc. definitive proxy statement for the 2001 annual meeting of shareholders, and incorporated by reference herein.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

### Previously filed as an exhibit to John Hancock Financial Services, Inc.'s annual report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein.
#### Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-8 Registration Statement (file no. 333-55064), and incorporated by reference herein.
+     Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

During the Fourth Quarter of 2001 the Company filed the following Current Reports on Form 8-K:

      On November 2, 2001, the Company filed a Current Report on Form 8-K, dated November 1, 2001, reporting under Item 5 thereof the Company's operating results for the third quarter of 2001.

      On November 6, 2001, the Company filed a Current Report on Form 8-K dated November 5, 2001 reporting under Item 5 thereof that the Company's Board of Directors had declared a dividend of $0.31 per common share to shareholders of record at the close of business on November 16, 2001.

      On December 3, 2001, the Company filed a Current Report on Form 8-K, dated November 29, 2001, reporting under Item 5 thereof the Company's execution of an Underwriting Agreement relating to the sale of $500 million aggregate principal amount of 5.625% Senior Notes due December 1, 2008; and that the Company expected to take a fourth quarter 2001 after tax charge in connection with its investment exposure to Enron Corporation.

      On December 5, 2001, the Company filed a Current Report on Form 8-K, dated November 29, 2001, reporting under Items 5 and 7 thereof the filing of certain documents relating to the sale of $500 million aggregate principal amount of 5.625% Senior Notes due December 1, 2008.

(c)   See Item 14 (a) 3.

(d)   See Item 14 (a) 2.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE I -- SUMMARY OF INVESTMENTS --
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2001
                                  (in millions)

                         Column A                               Column B      Column C        Column D

                                                                                           AMOUNT AT WHICH
                                                                                            SHOWN IN THE
                                                                                            CONSOLIDATED
TYPE OF INVESTMENT                                              COST (2)        VALUE       BALANCE SHEET
------------------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies
   and authorities                                            $   340.7     $   338.0        $   338.0
States, municipalities and political subdivisions                 220.9         225.2            225.2
Foreign governments                                             1,643.2       1,729.9          1,729.9
Public utilities                                                3,183.8       3,203.1          3,203.1
Convertibles and bonds with warrants attached                     496.7         503.5            503.5
All other corporate bonds                                      32,148.2      32,465.6         32,465.6
Certificates of deposits                                            0.0           0.0              0.0
Redeemable preferred stock                                        708.5         695.0            695.0
                                                           -------------------------------------------------
Total fixed maturity securities, available-for-sale           $38,742.0     $39,160.3        $39,160.3
                                                           -------------------------------------------------

Equity securities, available-for-sale:
Common stocks:
Public utilities                                              $     7.9     $     8.8        $     8.8
Banks, trust and insurance companies                               34.1          34.1             34.1
Industrial, miscellaneous and all other                           584.4         715.3            715.3
Non-redeemable preferred stock                                    125.9         128.6            128.6
                                                           -------------------------------------------------
Total equity securities, available-for-sale                   $   752.3     $   886.8        $   886.8
                                                           -------------------------------------------------

Fixed maturity securities, held-to-maturity:
Bonds
United States government and government agencies
   and authorities                                            $    25.8     $    27.2        $    25.8
States, municipalities and political subdivisions                 509.8         499.6            509.8
Foreign governments                                                 0.0           0.0              0.0
Public utilities                                                  140.2         140.1            140.2
Convertibles and bonds with warrants attached                       0.0           0.0              0.0
All other corporate bonds                                       1,175.6       1,170.3          1,175.6
Certificates of deposits                                           78.6          76.9             78.6
Redeemable preferred stock                                          0.0           0.0              0.0
                                                           -------------------------------------------------
Total fixed maturity securities, held-to-maturity             $ 1,930.0     $ 1,914.1        $ 1,930.0
                                                           -------------------------------------------------

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE I -- SUMMARY OF INVESTMENTS --
            OTHER THAN INVESTMENTS IN RELATED PARTIES -- (CONTINUED)
                             As of December 31, 2001
                                  (in millions)

                         Column A                             Column B      Column C          Column D

                                                                                           AMOUNT AT WHICH
                                                                                            SHOWN IN THE
                                                                                            CONSOLIDATED
TYPE OF INVESTMENT                                            COST (2)        VALUE         BALANCE SHEET
------------------------------------------------------------------------------------------------------------
Fixed maturity securities, trading:
Bonds
All other corporate bonds                                   $    16.4     $    16.5       $    16.5
------------------------------------------------------------------------------------------------------------
Total fixed maturity securities, trading                    $    16.4     $    16.5       $    16.5
------------------------------------------------------------------------------------------------------------

Equity securities, trading:
Common stocks:
Public utilities                                            $     2.2     $     2.3       $     2.3
Banks, trust and insurance companies                              7.1           7.5             7.5
Industrial, miscellaneous and all other                         280.2         294.3           294.3
Non-redeemable preferred stock                                    0.0           0.0             0.0
                                                           -------------------------------------------------
Total equity securities, trading                            $   289.5     $   304.1       $   304.1
                                                           -------------------------------------------------
Mortgage loans on real estate, net (1)                      $11,106.9          XXXX       $10,993.2
Real estate, net:
Investment properties (1)                                       352.0          XXXX           315.3
Acquired in satisfaction of debt (1)                            174.0          XXXX           127.1
Policy loans                                                  2,008.2          XXXX         2,008.2
Other long-term investments (2)                               1,806.1          XXXX         1,786.1
Short-term investments                                          153.5          XXXX           153.5
                                                           -------------------------------------------------
     Total investments                                      $57,330.9     $42,281.8       $57,681.1
                                                           =================================================

(1) Difference between Column B and Column D is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See notes to the consolidated financial statements.
(2) Difference between Column B and Column C is primarily due to operating gains (losses) of investments in limited partnerships.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)
                                  BALANCE SHEET
                                  (in millions)

                                                                               December 31
                                                                      ---------------------------------
                                                                           2001              2000
                                                                      ---------------------------------
Assets
Investments:
Investment in unconsolidated subsidiaries                                 $6,197.5          $5,653.6
                                                                      ---------------------------------
     Total Investments                                                     6,197.5           5,653.6

Cash and cash equivalents                                                    109.4             106.5
Account receivable                                                            46.9               3.6
Income taxes receivable                                                       14.2               3.6
Other assets                                                                  13.3               5.3
                                                                      ---------------------------------
     Total Assets                                                         $6,381.3          $5,772.6
                                                                      =================================
Liabilities and Shareholders' Equity
Liabilities:
Interest payable                                                               1.9               --
Dividends payable to shareholders                                             15.8              17.1
Long-term debt                                                               498.6               --
                                                                      ---------------------------------
     Total Liabilities                                                       516.3              17.1
Shareholders' Equity
Common stock, $.01 par value; 2.0 billion shares authorized;
   315.8 million and 315.0 million shares issued, respectively                 3.2               3.2
Additional paid in capital                                                 5,099.3           5,086.4
Retained earnings                                                          1,206.7             680.4
Accumulated other comprehensive income                                       228.0              77.3
Treasury stock, at cost (18.5 million shares and
   3.0 million shares, respectively)                                        (672.2)            (91.8)
                                                                      ---------------------------------
     Total Shareholders' Equity                                            5,865.0           5,755.5

     Total Liabilities and Shareholders' Equity                           $6,381.3          $5,772.6
                                                                      =================================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)
                               STATEMENT OF INCOME

                                                                                                       For the Period
                                                                                    Year Ended        February 1 through
                                                                                 December 31, 2001    December 31, 2000
                                                                                ----------------------------------------
                                                                                              (in millions)
Revenues
   Net investment income                                                                $  5.4               $ 11.9
   Other revenue                                                                           0.1                  0.2
                                                                                ----------------------------------------
     Total revenues                                                                        5.5                 12.1

Benefits and expenses
   Other operating costs and expenses                                                     38.8                 31.7
                                                                                ----------------------------------------
     Total benefits and expenses                                                          38.8                 31.7
Loss before income taxes                                                                 (33.3)               (19.7)
Income taxes                                                                              14.4                  3.6
                                                                                ----------------------------------------
Net loss after taxes                                                                     (18.9)               (16.1)

Equity in the net income of unconsolidated subsidiaries                                  637.6                790.8
                                                                                ----------------------------------------

Net income                                                                              $618.7               $774.7
                                                                                ========================================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)
                             STATEMENT OF CASH FLOWS

                                                                                                  Year Ended
                                                                                      December 31, 2001   December 31, 2000
                                                                                      ------------------------------------
                                                                                                 (in millions)
Net income                                                                                 $  618.7             $ 774.7
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                               0.3                 0.1
     Equity in the undistributed net income of unconsolidated subsidiaries                   (637.6)             (790.8)
     Amounts received from unconsolidated subsidiaries related to stock option plans           14.2                 3.5
     Decrease (increase) in accounts receivables                                              (43.3)               (3.6)
     Increase in other assets                                                                  (5.5)               (5.4)
     Increase in interest payable                                                               1.9                 -
     Decrease (increase) in dividend payable to shareholders                                   (1.4)               17.1
     Increase in income taxes                                                                 (10.6)               (3.6)
                                                                                      ------------------------------------
       Net cash used in operating activities                                                  (63.3)               (8.0)

Cash flows from investing activities:
   Capital contributed to unconsolidated subsidiaries                                          (6.8)           (1,823.1)
   Dividends received from unconsolidated subsidiaries                                        250.0               466.0
                                                                                      ------------------------------------

       Net cash provided by (used in) investing activities                                    243.2            (1,357.1)

Cash flows from financing activities
   Issuance of common stock                                                                      --             1,657.7
   Acquisition of treasury stock at cost                                                     (580.4)              (91.8)
   Dividends paid on common stock                                                             (92.4)              (94.3)
   Issuance of long term bond                                                                 495.8                  --
                                                                                      ------------------------------------
       Net cash (used in) provided by financing activities                                   (177.0)            1,471.6

       Net increase in cash and cash equivalents                                                2.9               106.5
                                                                                      ------------------------------------

Cash and cash equivalents at beginning of year                                                106.5                  --
                                                                                      ------------------------------------
Cash and cash equivalents at the end of the year                                           $  109.4             $ 106.5
                                                                                      ====================================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE III -- SUPPLEMENTARY INSURANCE
               INFORMATION As of December 31, 2001, 2000 and 1999
                      and for each of the years then ended
                                  (in millions)

                                                   FUTURE                               OTHER
                                                   POLICY                              POLICY
                                                  BENEFITS,                            CLAIMS
                                 DEFERRED          LOSSES,                               AND
                                  POLICY         CLAIMS AND                           BENEFITS
                               ACQUISITION          LOSS            UNEARNED           PAYABLE          PREMIUM
          SEGMENT                 COSTS           EXPENSES        PREMIUMS (1)           (1)            REVENUE

2001:
Protection                       $2,743.2        $18,369.2            $280.4            $102.0         $1,688.1
Asset Gathering                     616.2          6,689.4                --               0.1             74.8
Guaranteed & Structured
  Financial Products                  8.8         24,401.7              65.7               4.9            899.8
Investment Management                  --               --                --                --               --
Corporate & Other                   349.2          6,819.3             463.2             155.7          1,188.6
                           -----------------------------------------------------------------------------------------
     Total                       $3,717.4        $56,279.6            $809.3            $262.7         $3,851.3
                           =========================================================================================

2000:
Protection                       $2,595.3        $16,671.2            $262.6             $89.9        $ 1,549.2
Asset Gathering                     558.2          5,619.9                --              (4.5)            63.4
Guaranteed & Structured
  Financial Products                  8.5         21,962.4              60.4               0.7            763.4
Investment Management                  --               --                --                --               --
Corporate & Other                   355.0          6,471.6             348.3             224.0          1,076.1
                           -----------------------------------------------------------------------------------------
     Total                       $3,517.0        $50,725.1            $671.3            $310.1         $3,452.1
                           =========================================================================================

1999:
Protection                       $2,383.8        $15,035.0            $217.4            $112.1         $1,431.7
Asset Gathering                     521.5          5,166.8                --               0.2             17.2
Guaranteed & Structured
  Financial Products                  8.4         20,310.4              56.1               0.5            463.7
Investment Management                  --               --                --                --               --
Corporate & Other                   321.2          6,629.1             216.7             246.1            804.9
                           -----------------------------------------------------------------------------------------
     Total                       $3,234.9        $47,141.3            $490.2            $358.9         $2,717.5
                           =========================================================================================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE III -- SUPPLEMENTARY INSURANCE
               INFORMATION -- (CONTINUED) As of December 31, 2001, 2000 and 1999 and for each of the years then ended
                                  (in millions)

                                                                         AMORTIZATION OF
                                                                         DEFERRED POLICY
                                                  BENEFITS,             ACQUISITION COSTS,
                                                   CLAIMS,              EXCLUDING AMOUNTS
                                   NET          LOSSES, AND          RELATED TO NET REALIZED            OTHER
                               INVESTMENT        SETTLEMENT            INVESTMENT AND OTHER            OPERATING
          SEGMENT                INCOME           EXPENSES                GAINS (LOSSES)               EXPENSES

2001:
Protection                       $1,264.7         $1,882.2                    $ 182.2                  $  364.3
Asset Gathering                     498.5            441.6                       75.0                     452.4
Guaranteed & Structured
  Financial Products              1,835.6          2,328.7                        2.4                      61.9
Investment Management                28.7               --                         --                      97.9
Corporate & Other                   317.4          1,252.2                       47.2                     523.6
                           -----------------------------------------------------------------------------------------
     Total                       $3,944.9         $5,904.7                    $ 306.8                  $1,500.1
                           =========================================================================================

2000:
Protection                       $1,203.6         $1,752.7                    $ 113.8                    $454.6
Asset Gathering                     445.8            371.3                       78.8                     557.2
Guaranteed & Structured
  Financial Products              1,743.2          2,125.5                        2.6                      79.5
Investment Management                22.7               --                         --                     132.7
Corporate & Other                   449.5          1,126.1                       46.8                     362.4
                           -----------------------------------------------------------------------------------------
     Total                       $3,864.8         $5,375.6                    $ 242.0                  $1,586.4
                           =========================================================================================

1999:
Protection                       $1,107.3         $1,709.4                    $  71.8                  $  427.3
Asset Gathering                     388.6            299.3                       53.5                     542.1
Guaranteed & Structured
  Financial Products              1,681.4          2,130.9                        3.1                      88.3
Investment Management                45.9               --                         --                     127.2
Corporate & Other                   300.9          1,228.9                       38.4                     227.4
                           -----------------------------------------------------------------------------------------
     Total                       $3,524.1         $5,368.5                    $ 166.8                  $1,412.3
                           =========================================================================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           SCHEDULE IV -- REINSURANCE
  As of December 31, 2001, 2000 and 1999 and for each of the years then ended:
                                  (in millions)

                                                                   ASSUMED                           PERCENTAGE
                                                 CEDED TO            FROM                            OF AMOUNT
                                 GROSS            OTHER             OTHER              NET           ASSUMED TO
                                AMOUNT          COMPANIES         COMPANIES          AMOUNT             NET
2001:
Life insurance in force       $397,486.1        $161,341.5         $27,940.6       $264,085.2            10.6%
                           =======================================================================
Premiums:
Life insurance                $  3,560.7        $    624.2         $   235.4       $  3,171.9             7.4%
Accident and health
  insurance                        529.7              44.8             194.5            679.4            28.6%
P&C                                   --                --                --               --             0.0%
                           -----------------------------------------------------------------------
     Total                    $  4,090.4        $    669.0         $   429.9       $  3,851.3            11.2%
                           =======================================================================

2000:
Life insurance in force       $416,109.7        $119,770.1         $28,126.1       $324,465.7             8.7%
                           =======================================================================
Premiums:
Life insurance                $  2,745.0        $    544.0         $   279.3       $  2,480.3            11.3%
Accident and health
  insurance                      1,338.6             554.3             187.5            971.8            19.3%
P&C                                   --                --                --               --             0.0%
                           -----------------------------------------------------------------------
     Total                    $  4,083.6        $  1,098.3         $   466.8       $  3,452.1            13.5%
                           =======================================================================

1999:
Life insurance in force       $380,019.3        $ 83,232.3         $29,214.6       $326,001.6             9.0%
                           =======================================================================
Premiums:
Life insurance                $  2,292.8        $    302.0         $   139.4       $  2,130.2             6.5%
Accident and health
  insurance                      1,142.4             728.5             173.1            587.0            29.5%
P&C                                   --                --               0.3              0.3           100.0%
                           -----------------------------------------------------------------------
     Total                    $  3,435.2        $  1,030.5         $   312.8       $  2,717.5            11.5%
                           =======================================================================

Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and the universal life insurance products.

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

                               JOHN HANCOCK FINANCIAL SERVICES, INC.


                               By:    /s/ Thomas E. Moloney
                                      -----------------------------------
                                      Thomas E. Moloney
                                      Senior Executive Vice President and
                                      Chief Financial Officer
                               Date:  March 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           SIGNATURE                                TITLE                                 DATE
           ---------                                -----                                 ----

/s/ David F. D'Alessandro
-------------------------------
David F. D'Alessandro                Chairman, President, Chief Executive            March 19, 2002
                                     Officer and Director
                                     (Principal Executive Officer)

/s/ Thomas E. Moloney
-------------------------------
Thomas E. Moloney                    Senior Executive Vice President and             March 19, 2002
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer)

/s/ Wayne A. Budd
-------------------------------
Wayne A. Budd                        Executive Vice President, General               March 19, 2002
                                     Counsel and Director

/s/ John M. Connors, Jr.
-------------------------------
John M. Connors, Jr.                          Director                               March 19, 2002

/s/ Robert E. Fast
-------------------------------
Robert E. Fast                                Director                               March 19, 2002

/s/ Kathleen Foley Feldstein
-------------------------------
Kathleen Foley Feldstein                      Director                               March 19, 2002

/s/ Nelson S. Gifford
-------------------------------
Nelson S. Gifford                             Director                               March 19, 2002

/s/ Thomas P. Glynn
-------------------------------
Thomas P. Glynn                               Director                               March 19, 2002

/s/ Michael C. Hawley
-------------------------------
Michael C. Hawley                             Director                               March 19, 2002

/s/ Edward H. Linde
-------------------------------
Edward H. Linde                               Director                               March 19, 2002

/s/ Judith A. McHale
-------------------------------
Judith A. McHale                              Director                               March 19, 2002

/s/ R. Robert Popeo
-------------------------------
R. Robert Popeo                               Director                               March 19, 2002

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

/s/ Richard F. Syron
-------------------------------
Richard F. Syron                              Director                               March 19, 2002

/s/ Robert J. Tarr, Jr.
-------------------------------
Robert J. Tarr, Jr.                           Director                               March 19, 2002