Form 10-Q
period 2002-03-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2002-05-15
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of May 10, 2002:

                                   294,467,528

PART I  - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,
                                                                                          2002          December 31,
                                                                                       (unaudited)          2001
                                                                                     ---------------------------------
                                                                                              (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: March 31--$1,899.0; December 31--$1,914.1)......................        $ 1,879.5        $ 1,930.0
   Available-for-sale--at fair value
   (cost: March 31--$39,798.8; December 31--$38,742.0)..........................         40,001.7         39,160.3
   Trading securities--at fair value
   (cost: March 31--$16.4; December 31--$16.4)..................................             16.1             16.5
Equity securities:
   Available-for-sale--at fair value
   (cost: March 31--$765.9; December 31--$752.3)................................            939.8            886.8
   Trading securities--at fair value
   (cost: March 31--$291.3; December 31--$289.5)................................            318.9            304.1
Mortgage loans on real estate...................................................         11,061.5         10,993.2
Real estate.....................................................................            420.5            442.4
Policy loans....................................................................          2,009.6          2,008.2
Short-term investments..........................................................             86.7            153.5
Other invested assets...........................................................          1,896.4          1,786.1
                                                                                     ---------------------------------

   Total Investments............................................................         58,630.7         57,681.1

Cash and cash equivalents.......................................................          1,252.4          1,313.7
Accrued investment income.......................................................            767.8            782.1
Premiums and accounts receivable................................................            228.3            253.8
Deferred policy acquisition costs...............................................          3,914.6          3,717.4
Reinsurance recoverable.........................................................          1,867.1          1,909.3
Other assets....................................................................          3,132.3          2,768.3
Separate account assets.........................................................         22,827.0         22,718.5
                                                                                     ---------------------------------

   Total Assets.................................................................        $92,620.2        $91,144.2
                                                                                     =================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                               March 31,
                                                                                                  2002        December 31,
                                                                                              (Unaudited)         2001
                                                                                             -------------------------------
                                                                                                     (in millions)
Liabilities and Shareholders' Equity

Liabilities
Future policy benefits..........................................................                $35,771.3       $34,938.7
Policyholders' funds............................................................                 21,494.1        20,762.8
Unearned revenue................................................................                    863.0           809.3
Unpaid claims and claim expense reserves........................................                    227.2           262.7
Dividends payable to policyholders..............................................                    567.2           578.1
Short-term debt.................................................................                     62.6            81.0
Long-term debt..................................................................                  1,356.7         1,359.1
Income taxes....................................................................                    801.1           866.9
Other liabilities...............................................................                  2,732.8         2,779.8
Separate account liabilities....................................................                 22,827.0        22,718.5
                                                                                             -------------------------------

   Total Liabilities............................................................                 86,703.0        85,156.9

Minority interest...............................................................                    122.3           122.3

Commitments and contingencies - Note 3

Shareholders' Equity
Common stock, $.01 par value; 2.0 billion shares authorized; 316.9 million
   and 315.9 million shares issued, respectively................................                      3.2             3.2
Additional paid in capital......................................................                  5,109.4         5,099.3
Retained earnings...............................................................                  1,353.2         1,206.7
Accumulated other comprehensive income..........................................                    106.5           228.0
Treasury stock, at cost (21.2 million and 18.5 million shares, respectively)....                   (777.4)         (672.2)
                                                                                             -------------------------------

   Total Shareholders' Equity...................................................                  5,794.9         5,865.0
                                                                                             -------------------------------

   Total Liabilities and Shareholders' Equity...................................                $92,620.2       $91,144.2
                                                                                             ===============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                                  2002           2001
                                                                                             -----------------------------
                                                                                                    (in millions)
Revenues
   Premiums.........................................................................            $  742.4       $1,095.7
   Universal life and investment-type product charges...............................               194.4          179.7
   Net investment income............................................................               969.9          988.1
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contract holders and the policyholder dividend
     obligation ( $(21.0) and $3.8, respectively)...................................               (85.7)         (24.4)
   Investment management revenues, commissions and other fees.......................               141.3          151.2
   Other revenue....................................................................                77.0            4.0
                                                                                             -----------------------------

   Total revenues...................................................................             2,039.3        2,394.3

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation
     ($(6.8) and $3.9, respectively)................................................             1,232.4        1,571.2
   Other operating costs and expenses...............................................               393.2          353.1
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses)
     ( $(14.2) and $(0.1), respectively)............................................                70.3          102.9
   Dividends to policyholders.......................................................               145.1          137.2
                                                                                             -----------------------------

   Total benefits and expenses......................................................             1,841.0        2,164.4
                                                                                             -----------------------------

Income before income taxes and cumulative
   effect of accounting changes.....................................................               198.3          229.9
Income taxes........................................................................                51.8           69.1
                                                                                             -----------------------------

Income before cumulative effect of accounting changes...............................               146.5          160.8

Cumulative effect of accounting changes, net of tax  - Note 1.......................                --              7.2
                                                                                             -----------------------------

Net income..........................................................................            $  146.5       $  168.0
                                                                                             =============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                 Three Months      Three Months
                                                                                     Ended            Ended
                                                                                March 31, 2002    March 31, 2001
                                                                                ----------------------------------

Basic earnings per common share:

Income before cumulative effect of accounting changes.......                         $ 0.49          $ 0.52

Cumulative effect of accounting changes, net of tax.........                             --            0.02
                                                                                ----------------------------------

Net income..................................................                         $ 0.49          $ 0.54
                                                                                ==================================

Diluted earnings per common share:

Income before cumulative effect of accounting changes.......                         $ 0.49          $ 0.52

Cumulative effect of accounting changes, net of tax.........                             --             0.2
                                                                                ----------------------------------

Net income..................................................                         $ 0.49          $ 0.54
                                                                                ==================================

Share data:
Weighted-average shares used in basic earnings
   per common share calculations............................                          296.4           311.2

Dilutive securities:
Stock options...............................................                            2.8             2.5
Non-vested stock............................................                            0.8             0.1
                                                                                ----------------------------------

Weighted-average shares used in diluted earnings
   per common share calculations............................                          300.0           313.8
                                                                                ==================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                    Additional            Accumulated Other                Total     Outstanding
                                           Common    Paid In    Retained    Comprehensive    Treasury  Shareholders'   Shares
                                            Stock    Capital    Earnings    Income (Loss)      Stock      Equity    (in thousands)
                                          ----------------------------------------------------------------------------------------
                                                                            (in millions)

Balance at January 1, 2001...............    $3.2     $5,086.4     $680.4        $77.3        $ (91.8)    $5,755.5     311,988.9

Options exercised........................                  3.9                                                 3.9         317.7
Restricted stock issued..................                  0.1                                                 0.1          56.0
Treasury stock acquired..................                                                      (125.7)      (125.7)     (3,577.5)

Comprehensive income:
   Net income............................                           168.0                                    168.0

Other comprehensive income, net of tax:
   Net unrealized gains..................                                         11.0                        11.0
   Net accumulated gains (losses)
     on cash flow hedges.................                                         (2.7)                       (2.7)
   Foreign currency translation
     adjustment..........................                                        (23.6)                      (23.6)
                                                                                                       --------------
Comprehensive income.....................                                                                    152.7

Change in accounting principles -
    Note 1 ..............................                                        227.6                       227.6
                                          ----------------------------------------------------------------------------------------

Balance at March 31, 2001................    $3.2     $5,090.4     $848.4       $289.6        $(217.5)    $6,014.1     308,785.1
                                          ========================================================================================

                                                    Additional            Accumulated Other                Total     Outstanding
                                           Common    Paid In    Retained    Comprehensive    Treasury  Shareholders'   Shares
                                            Stock    Capital    Earnings    Income (Loss)      Stock      Equity    (in thousands)
                                          ----------------------------------------------------------------------------------------
                                                                            (in millions)

Balance at January 1, 2002...............    $3.2     $5,099.3   $1,206.7       $228.0        $(672.2)    $5,865.0     297,430.1

Options exercised........................                  5.6                                                 5.6         370.3
Restricted stock issued..................                  4.4                                                 4.4         637.8
Issuance of shares for board
   compensation..........................                  0.1                                                 0.1           1.4
Treasury stock acquired..................                                                      (105.2)      (105.2)     (2,723.9)

Comprehensive income:
   Net income............................                           146.5                                    146.5

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                       (110.2)                     (110.2)
   Net accumulated gains (losses)
     on cash flow hedges.................                                        (11.9)                      (11.9)
   Foreign currency translation
     adjustment..........................                                         (0.6)                       (0.6)
   Minimum pension liability.............                                          1.2                         1.2
                                                                                                       --------------
Comprehensive income.....................                                                                     25.0
                                          ----------------------------------------------------------------------------------------

Balance at March 31, 2002................    $3.2     $5,109.4   $1,353.2       $106.5        $(777.4)    $5,794.9     295,715.7
                                          ========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                               2002                2001
                                                                                          ----------------------------------
                                                                                                    (in millions)
Cash flows from operating activities:
   Net income......................................................................        $    146.5          $    168.0
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount - fixed maturities...................................             (26.9)              (36.0)
     Net realized investment and other (gains) losses..............................              85.7                24.4
     Change in deferred policy acquisition costs...................................             (96.7)              (39.0)
     Depreciation and amortization.................................................              18.4                21.8
     Net cash flows from trading securities........................................             (14.4)              (36.3)
     Decrease (increase) in accrued investment income..............................              14.3               (99.8)
     Decrease (increase) in premiums and accounts receivable.......................              25.5               (47.7)
     Decrease (increase) in other assets and other liabilities, net................             101.9              (207.9)
     Increase in policy liabilities and accruals, net..............................             308.8               572.7
     (Decrease) increase in income taxes...........................................              (3.2)              247.4
                                                                                          ----------------------------------

       Net cash provided by operating activities...................................             559.9               567.6

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale...........................................           1,023.0             5,004.8
     Equity securities available-for-sale..........................................              64.4                59.1
     Real estate...................................................................               7.0                 0.6
     Short-term investments and other invested assets..............................              32.2                21.7
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity.............................................              62.6                67.1
     Fixed maturities available-for-sale...........................................             899.3               763.1
     Short-term investments and other invested assets..............................             119.2                88.6
     Mortgage loans on real estate.................................................             281.8               290.9
   Purchases of:
     Fixed maturities held-to-maturity.............................................             (10.9)               (6.7)
     Fixed maturities available-for-sale...........................................          (3,521.3)           (7,335.0)
     Equity securities available-for-sale..........................................             (47.4)             (113.9)
     Real estate...................................................................              (1.4)               (1.1)
     Short-term investments and other invested assets..............................            (180.5)             (138.2)
   Mortgage loans on real estate issued............................................            (440.5)             (401.7)
   Other, net......................................................................            (124.1)                6.9
                                                                                          ----------------------------------

       Net cash used in investing activities.......................................        $ (1,836.6)         $ (1,693.8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                               2002               2001
                                                                                          ----------------------------------
                                                                                                    (in millions)
Cash flows from financing activities:
   Acquisition of treasury stock...................................................        $   (105.2)          $  (125.7)
   Universal life and investment-type contract deposits............................           2,895.1             1,780.9
   Universal life and investment-type contract maturities and withdrawals..........          (1,555.2)           (1,605.4)
   Repayment of short-term debt....................................................             (16.1)               --
   Repayment of long-term debt.....................................................              (3.2)               --
   Net increase in commercial paper................................................              --                  20.3
                                                                                          ----------------------------------

       Net cash provided by financing activities...................................           1,215.4                70.1
                                                                                          ----------------------------------

       Net decrease in cash and cash equivalents...................................             (61.3)           (1,056.1)

Cash and cash equivalents at beginning of period...................................           1,313.7             3,280.0
                                                                                          ----------------------------------

       Cash and cash equivalents at end of period..................................        $  1,252.4           $ 2,223.9
                                                                                          ==================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Financial Services, Inc. (the Company) is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K).

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The acquisitions described below were recorded under the purchase method of accounting and, accordingly, the operating results of the acquired operations have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values, if any, recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses. The following table presents actual and proforma data for comparative purposes, of revenue, net income and earnings per share for the periods indicated (all amounts in millions, except per-share data) to demonstrate the proforma effect of the acquisitions as if they occurred on January 1, 2001.

                                              Three Months Ended March 31,
                                                        2001
                                                      Proforma
                                           2002      (unaudited)       2001
                                        ----------------------------------------

       Revenue........................  $ 2,039.3     $ 2,469.7     $ 2,394.3

       Net income.....................  $   146.5     $   168.3     $   168.0

       Earnings per share.............  $    0.49     $    0.54     $    0.54

On October 1, 2001, Maritime Life Assurance Company (Maritime), a majority owned Canadian subsidiary of the Company, completed its purchase of all of the shares of Royal & Sun Alliance Life Insurance Company of Canada (RSAF) for an amount of approximately $149.9 million. RSAF's business includes life insurance, guaranteed interest savings and retirement products. The net income relating to the acquired operations included in the Company's results from January 1, 2002 through March 31, 2002 was $1.2 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The net income related to the acquired operations included in the Company's results from January 1, 2002 through March 31, 2002 was $0.9 million.

Severance

During the three months ended March 31, 2002, the Company continued its ongoing Competitive Position Project. This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and is expected to continue through at least 2003. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the restructuring project, approximately 1,125 employees have been terminated and 25 have been given notice of termination. As of March 31, 2002 and December 31, 2001, the liability for employee termination costs, included in other liabilities was $17.7 million and $18.8 million, respectively. Employee termination costs net of related curtailment pension and other post employment benefit related gains are included in other operating costs and expenses and were $5.0 million and $23.6 million for the three months ended March 31, 2002 and 2001, respectively. Benefits paid since the inception of the project are $79.7 million.

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

On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement 133". The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001, or $(0.05) diluted earnings per share. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for (1) the transition adjustment in the adoption of SFAS No. 133, as amended, an increase of $40.5 million (net of tax of $21.8 million), and (2) the reclassification of $12.1 billion in securities from the held-to-maturity category to the available-for-sale category, an increase of $187.1 million (net of tax of $100.8 million).

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company has performed the required impairment tests of goodwill as of January 1, 2002 based on the guidance in SFAS No. 142. The Company evaluated the goodwill of each reporting unit for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. No goodwill impairments resulted from these required impairment tests.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

In December 2000, the AICPA issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts". The SOP details accounting requirements for the demutualization of mutual insurance companies. The SOP required demutualized insurance companies to standardize the presentation of demutualization expenses and presentation of the closed block in their financial statements. The adoption of SOP 00-3 also resulted in the recognition of a policyholder dividend obligation, which represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization. Adoption of SOP 00-3 resulted in an increase of net income of $0.1 million and had no effect on earnings per common share, for the three months ended March 31, 2001.

Note 2 -- Segment Information

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve primarily institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment Management Segment. For additional information about the Company's business segments, please refer to the Company's 2001 Form 10-K.

The following table summarizes selected financial information by segment for the periods and dates indicated, and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block see Note 4 - Closed Block in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2001 Form 10-K.

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs, amounts credited to participating pension contractholder accounts and policyholder dividend obligation (the adjustment for net realized investment and other gains (losses) excludes gains and losses from mortgage securitizations because management views the related gains and losses as an integral part of the core business of those operations ); (ii) restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office and (iii) cumulative effect of accounting changes.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                              Asset                     Investment    Corporate
                                            Protection      Gathering       G&SFP       Management    and Other    Consolidated
                                           -------------------------------------------------------------------------------------
As of or for the three months ended
March 31, 2002
Revenues:
   Revenues from external
     customers ...........................    $   537.1     $   145.3     $    50.6     $    16.9     $   404.4     $ 1,154.3
   Net investment income .................        322.6         130.5         420.7           4.0          92.1         969.9
   Inter-segment revenues ................           --            --            --           9.7          (9.7)           --
                                           -------------------------------------------------------------------------------------
   Segment revenues ......................        859.7         275.8         471.3          30.6         486.8       2,124.2
   Net realized investment and other
     gains (losses), net .................        (29.1)        (23.7)        (21.8)           --         (10.3)        (84.9)
                                           -------------------------------------------------------------------------------------
   Revenues ..............................    $   830.6     $   252.1     $   449.5     $    30.6     $   476.5     $ 2,039.3
                                           =====================================================================================
Net Income:
   Segment after-tax operating
     income ..............................    $    72.8     $    40.0     $    66.9     $     4.9     $    18.2     $   202.8
   Net realized investment and other
     gains (losses) ......................        (18.7)        (14.8)        (13.7)           --          (5.5)        (52.7)
   Restructuring charges .................         (3.2)         (1.4)         (0.3)           --           1.3          (3.6)
                                           -------------------------------------------------------------------------------------
   Net income ............................    $    50.9     $    23.8     $    52.9     $     4.9     $    14.0     $   146.5
                                           =====================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..    $     4.2     $     2.7     $     7.4     $    (0.1)    $    11.0     $    25.2
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................         39.1          21.6           0.4            --           9.2          70.3
   Segment assets ........................    $28,905.2     $15,173.8     $32,308.4     $ 2,258.1     $13,974.7     $92,620.2

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                              Asset                     Investment    Corporate
                                            Protection      Gathering       G&SFP       Management    and Other    Consolidated
                                           -------------------------------------------------------------------------------------
As of or for the three months ended
March 31, 2001
Revenues:
   Revenues from external
     customers ...........................    $   520.4     $   169.1     $   392.2     $    22.0     $   329.6     $ 1,433.3
   Net investment income .................        314.5         119.8         467.1           5.5          81.2         988.1
   Inter-segment revenues ................           --            --            --           8.1          (8.1)           --
                                           -------------------------------------------------------------------------------------
   Segment revenues ......................        834.9         288.9         859.3          35.6         402.7       2,421.4
   Net realized investment and other
     gains (losses) ......................         (9.7)          6.9         (14.4)         (0.1)         (9.8)        (27.1)
                                           -------------------------------------------------------------------------------------
   Revenues ..............................    $   825.2     $   295.8     $   844.9     $    35.5     $   392.9     $ 2,394.3
                                           =====================================================================================

Net Income:
   Segment after-tax operating
     income ..............................    $    72.9     $    31.5     $    59.0     $     5.4     $    21.9     $   190.7
   Net realized investment and other
     gains (losses) ......................         (5.6)          4.6          (8.2)         (0.1)         (5.6)        (14.9)
   Restructuring charges .................         (1.2)        (13.2)         (0.1)         (0.4)         (0.1)        (15.0)
   Cumulative effect of accounting
     changes, net of tax .................         11.7          (0.5)         (1.2)         (0.2)         (2.6)          7.2
                                           -------------------------------------------------------------------------------------
   Net income ............................    $    77.8     $    22.4     $    49.5     $     4.7     $    13.6     $   168.0
                                           =====================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..    $     2.3     $     1.1     $     3.4            --     $    12.6     $    19.4
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................         52.0          23.4           0.6            --          26.9         102.9
   Segment assets ........................    $26,694.1     $13,634.4     $30,986.9     $ 2,700.9     $12,149.7     $86,166.0

Note 3 -- Contingencies

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $36.6 million and $52.7 million at March 31, 2002 and December 31 2001, respectively. There were no costs related to the settlement incurred for the three months ended March 31, 2002 or 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's initial estimates. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted, in the fourth

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Contingencies - (Continued)

quarter of 2001. The adjustment to the reserve in the fourth quarter of 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be larger, more complicated claims. The better estimate comes from experience with actual settlements on similar claims.

Administration of the ADR component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

Harris Trust

Since 1983, the Company has been involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491). After successive appeals to the Second Circuit and to the U.S. Supreme Court, the case was remanded to the District Court and tried to a Federal District Court judge in 1997. The judge issued an opinion in November 2000.

In that opinion the Court found against the Company and awarded the Trust approximately $13.8 million in relation to this claim together with unspecified additional pre-judgment interest on this amount from October 1988. The Court also found against the Company on issues of liability valuation and ERISA law. Damages in the amount of approximately $5.7 million, together with unspecified pre-judgment interest from December 1996, were awarded on these issues. As part of the relief, the judge ordered the removal of Hancock as a fiduciary to the plan. On April 11, 2001, the Court entered a judgment against the Company for approximately $84.9 million, which includes damages to the plaintiff, pre-judgment interest, attorney's fees and other costs.

The Company believes that the underlying case was incorrectly decided and there are promising grounds for challenging the District Court's decision. Therefore, on May 14, 2001 the Company filed an appeal and believes that it is probable that the Appeals Court will reverse the lower court's decision. On April 29, 2002, the Appeals Court heard oral arguments from the parties in the case. Notwithstanding what the Company believes to be the merits of the Company's position in this case, if unsuccessful, its ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, the Company does not believe that any such liability would be material in relation to its financial position or liquidity.

Reinsurance Recoverable

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


Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 - Contingencies - (Continued)

reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of March 31, 2002, would not be material.

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

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of March 31, 2002. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Closed Block

In connection with the Company's plan of reorganization for its demutualization and initial public offering, the Company created a closed block for the benefit of policies included therein. Additional information regarding the creation of the closed block and relevant accounting issues is contained in the notes to consolidated financial statements of the Company's December 31, 2001 Form 10-K. The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated.

                                                                                            March 31,
                                                                                               2002           December 31,
                                                                                           (unaudited)           2001
                                                                                        ------------------------------------
                                                                                                   (in millions)
Liabilities
Future policy benefits.................................................................      $10,273.8         $10,198.7
Policyholder dividend obligation.......................................................          153.1             251.2
Policyholders' funds...................................................................        1,474.8           1,460.9
Policyholder dividends payable.........................................................          436.2             433.4
Other closed block liabilities.........................................................           71.8              53.7
                                                                                        ------------------------------------
   Total closed block liabilities......................................................       12,409.7          12,397.9
                                                                                        ------------------------------------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: March 31--$102.0; December 31--$100.7)...............................           98.4             103.3
   Available-for-sale--at fair value
     (cost: March 31--$5,358.8; December 31--$5,204.0).................................        5,408.8           5,320.7
Equity securities:
   Available-for-sale--at fair value
     (cost: March 31--$10.6; December 31--$8.8)........................................           15.6              13.4
Mortgage loans on real estate..........................................................        1,852.5           1,837.0
Policy loans...........................................................................        1,551.9           1,551.9
Other invested assets..................................................................          104.4              83.1
                                                                                        ------------------------------------
   Total investments...................................................................        9,031.6           8,909.4

Cash and cash equivalents..............................................................          103.6             192.1
Accrued investment income..............................................................          156.7             158.9
Other closed block assets..............................................................          303.2             297.5
                                                                                        ------------------------------------
   Total closed block assets...........................................................        9,595.1           9,557.9
                                                                                        ------------------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block......................................................        2,814.6           2,840.0
                                                                                        ------------------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $19.0 million and $43.3 million at March 31 and December 31,
     respectively......................................................................           35.3              80.1
   Allocated to the policyholder dividend obligation, net of tax of
     $26.1 million and $50.8 million at March 31 and December 31,
     respectively......................................................................          (48.4)            (94.4)
                                                                                        ------------------------------------
       Total...........................................................................          (13.1)            (14.3)
                                                                                        ------------------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities..............................................................       $2,801.5        $  2,825.7
                                                                                        ====================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 - Closed Block - (Continued)

                                                                                            March 31,
                                                                                               2002           December 31,
                                                                                           (unaudited)           2001
                                                                                        ------------------------------------
                                                                                                   (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period......................................................      $251.2            $  77.0
     Impact on net income before income taxes..........................................       (27.4)              42.5
     Unrealized investment gains (losses)..............................................       (70.7)              67.1
     Cumulative effect of change in accounting principle (1)...........................        --                 64.6
                                                                                        ------------------------------------

   Balance at end of period............................................................      $153.1             $251.2
                                                                                        ====================================

(1) The cumulative effect of change in accounting principle represents the impact of transferring fixed maturities from held-to-maturity to available-for-sale as part of the adoption of SFAS No. 133 effective January 1, 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                                             Three Months Ended March 31,
                                                                                                 2002             2001
                                                                                        ------------------------------------
                                                                                                     (unaudited)
Revenues

   Premiums............................................................................         $236.4            $233.6
   Net investment income...............................................................          166.5             169.0
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(6.4)
     million and $3.0 million, respectively............................................           (1.2)             (1.4)
   Other closed block revenues.........................................................           --                 0.3
                                                                                        ------------------------------------
     Total closed block revenues.......................................................          401.7             401.5

Benefits and Expenses

   Benefits to policyholders...........................................................          258.4             253.6
   Change in the policyholder dividend
     obligation........................................................................          (18.0)              1.7
   Other closed block operating
     costs and expenses................................................................           (1.5)             (2.3)
   Dividends to policyholders..........................................................          126.0             109.8
                                                                                        ------------------------------------
     Total benefits and expenses.......................................................          364.9             362.8
                                                                                        ------------------------------------

   Closed block revenues, net of closed block benefits and
     expenses, before income taxes and cumulative
     effect of accounting change.......................................................           36.8              38.7
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $(3.0) million and $(1.1) million,
     respectively......................................................................           12.5              13.1
                                                                                        ------------------------------------
     Closed block revenues, net of closed block benefits and expenses,
       income taxes before the  cumulative effect of accounting change.................           24.3              25.6
                                                                                        ------------------------------------
     Cumulative effect of accounting change, net of tax, and net of amounts
       credited to policy holder dividend obligation of $(1.4) million for 2001........           --                --
     Closed block revenues, net of closed block benefits and expenses,
       income taxes and the cumulative effect of accounting change.....................          $24.3             $25.6
                                                                                        ====================================

Note 5 -- Related Party Transactions

Certain directors of the Company are members or directors of other entities that periodically perform services for or have other transactions with Company. Such transactions are either subject to bidding procedures or are otherwise entered into on terms comparable to those that would be available to unrelated third parties and are not material to the Company's results of operations or financial condition.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 - Goodwill and Value of Business Acquired

The Company recognizes two purchased intangible assets. The present value of estimated future profits of insurance policies in force related to businesses acquired is recorded as the value of business acquired (VOBA). The excess of the cost over the fair value of identifiable assets (including VOBA) acquired in business combinations, is recorded as goodwill.

The following tables set forth certain summarized financial information relating to goodwill and VOBA as of the dates and periods indicated (all amounts are in millions except per-share amounts).

                                                                      Gross Carrying     Accumulated      Net Carrying
                                                                          Amount         Amortization        Amount
                                                                      ------------------------------------------------
March 31, 2002
Amortizable intangible assets:
   VOBA..............................................................      $442.5          $ (50.0)           $392.5
Unamortizable intangible assets:
   Goodwill..........................................................      $345.7          $ (72.9)           $272.8

March 31, 2001
Amortizable intangible assets:
   VOBA..............................................................      $358.7          $ (29.2)           $329.5
Unamortizable intangible assets:
   Goodwill..........................................................      $282.6          $ (62.1)           $220.5

                                                                               Three Months Ended
Amortization expense                                                                March 31,
                                                                                2002        2001
                                                                             ---------------------

VOBA, net of tax of $0.4 and  $(0.1), respectively...................          $ 0.6       $ (0.4)

Goodwill, net of tax of $ -- , and  $0.9, respectively...............            --        $  3.1

Estimated future amortization expense for the years ended
  December 31,                                                               Tax Effect     Net Expense
                                                                            ----------------------------

2002.................................................................           $ 1.7          $ 3.2

2003.................................................................             2.2            4.1

2004.................................................................             2.3            4.2

2005.................................................................             2.4            4.4

2006.................................................................             2.6            4.8

2007.................................................................             2.8            5.1

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 - Goodwill and Value of Business Acquired - (Continued)

The changes in the carrying value of VOBA, presented for each business segment, for the three months ended March 31, 2002 are as follows:

                                                     Asset                       Investment      Corporate
                                     Protection    Gathering        G&SFP        Management      and Other       Consolidated
                                     -------------------------------------------------------------------------------------------

Balance at January 1, 2002..........     $145.2             --             --             --           $245.6            $390.8
Amortization........................       (1.2)            --             --             --              0.2              (1.0)
Adjustment to unrealized
  gains on securities
  available-for-sale................        1.4             --             --             --              1.9               3.3
Foreign currency translation
  adjustment (1)....................         --             --             --             --             (0.6)             (0.6)
                                     -------------------------------------------------------------------------------------------
Balance at March 31, 2002 ..........     $145.4             --             --             --           $247.1            $392.5
                                     ===========================================================================================

(1) VOBA related to Maritime is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.

The changes in the carrying value of goodwill, presented for each business segment, for the three months ended March 31, 2002 are as follows:

                                                     Asset                       Investment      Corporate
                                     Protection    Gathering        G&SFP        Management      and Other       Consolidated
                                     -------------------------------------------------------------------------------------------

Balance at January 1, 2002..........     $ 73.5         $ 42.1             --          $ 0.4          $ 164.0           $ 280.0
Goodwill acquired during the
  period (1)........................         --             --             --             --              0.5               0.5
Foreign currency translation
  adjustment (2)....................         --             --             --             --             (0.4)             (0.4)
Other adjustments (3)...............       (7.3)            --             --             --               --              (7.3)
                                     -------------------------------------------------------------------------------------------
Balance at March 31, 2002...........     $ 66.2         $ 42.1             --          $ 0.4          $ 164.1           $ 272.8
                                     ===========================================================================================

(1) Purchase price adjustments relating to the RSAF acquisition resulted in an adjustment to the goodwill relating to RSAF of $0.5 million.
(2) Goodwill related to Maritime is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(3) Purchase price negotiations with Fortis, Inc. were concluded during the first quarter of 2002, resulting in an adjustment of $(7.3) million to the goodwill related to the Company's 1999 acquisition of Fortis' long term care business.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 - Goodwill and Value of Business Acquired - (Continued)

The net income of the Company, if the Company had not amortized goodwill prior to the adoption of SFAS No. 142, would have been as follows:

                                                            Three Months Ended
                                                                  March 31,
                                                             2002        2001
                                                          ----------------------
Net income:

As reported.............................................     $146.5      $168.0
Goodwill amortization...................................         --         3.1
                                                          ----------------------
Proforma (unaudited)....................................     $146.5      $171.1
                                                          ======================

Basic earnings per share:
As reported.............................................     $ 0.49      $ 0.54
Goodwill amortization...................................         --        0.01
                                                          ----------------------
Proforma (unaudited)....................................     $ 0.49      $ 0.55
                                                          ======================

Diluted earnings per share:
As reported.............................................     $ 0.49      $ 0.54
Goodwill amortization...................................         --        0.01
                                                          ----------------------
Proforma (unaudited)....................................     $ 0.49      $ 0.55
                                                          ======================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock, JHFS or the Company) as of March 31, 2002, compared with December 31, 2001, and its consolidated results of operations for the three-month periods ended March 31, 2002 and March 31, 2001, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

      Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company, which may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements" included herein for a discussion of factors that could cause or contribute to such material differences.

Critical Accounting Policies

      General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 -- Summary of Significant Accounting Policies in the notes to consolidated financial statements of the Company's 2001 Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements and Management's Discussion and Analysis.

      Amortization of Deferred Acquisition Costs

      We amortize deferred acquisition costs on term life and long-term care insurance ratably with premiums. We amortize our deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred acquisition costs such that the percentage of gross profits to the amount of deferred acquisition costs amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of deferred acquisition costs to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings.

      Benefits to Policyholders

      Reserves for future policy benefits are calculated using management's judgments of mortality, morbidity, lapse, investment experience and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing experience. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition and based on management's

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

judgment the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the discussion of Credit Risk in the Quantitative and Qualitative Information About Market Risk section of this document for a more detailed discussion of the judgments involved in determining impairments.

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of management's judgment. See the discussion in the General Account Investments section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company annually reviews its pension and other employee benefit plan assumptions concerning the discount rate and the long-term growth rate on plan assets and expected rate of compensation increase. The discount rate is generally set as an average of the prior year's discount rate and current year December daily average of long-term corporate bond yields, as published by Moody's Investor Services less a 5% allowance for expenses and default. The long-term rate on plan assets reflects the long-term rate expected to be earned based on the investment policy and the various classes of the invested funds. The compensation rate increase is the average of the expected rates of compensation increase, which are based on current and expected long-term salary and compensation policy. Any variation of actual results from management's judgments may result in future earnings being materially different than anticipated.

      Income Taxes

      We establish reserves for possible penalty and interest payments to various taxing authorities with respect to the admissability and timing of tax deductions. Management makes judgments concerning the eventual outcome of these items and reviews those judgments on an ongoing basis.

Economic Trends

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, have accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in recent years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. This trend has been challenged recently by fluctuations in stock market performance and we have seen investors return to stable investment products. Our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products have experienced continued declines, sales of fixed annuity products and single life and term insurance have increased. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      Premiums and deposits of our individual annuity products increased 87.0% to $925.6 million for the three months ended March 31, 2002 from the comparable prior year period. Our variable life insurance product deposits for the three months ended March 31, 2001 decreased 9.8% to $158.7 million from the comparable prior year period, primarily from reduced premiums in the corporate and bank owned life insurance products partially offset by growth in sales of single life and term life insurance. Premiums on our long-term care insurance increased 12.6%, to $176.6 million for the three months ended March 31, 2001 from the comparable prior year period, driven by renewal premiums in the individual long term care insurance business. Primarily due to the declining equity markets, mutual fund deposits and reinvestments decreased $617.8 million, or 41.2%, to $882.0 million for the three months ended March 31, 2002. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. There were $232.5 million in deposits for the three months ended March 31, 2001, in the full service retirement plan business. In addition, redemptions decreased $51.8 million, or 4.3%, to $1,154.2 million for the three months ended March 31, 2002, due to conservation initiatives. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual funds business. However, our mutual fund operations are impacted by general market trends, and a continued downturn in the mutual fund market may negatively affect our future operating results.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products increased $331.5 million, or 28.1%, to $1,510.2 million. The increase was driven by increasing demand for funding agreements in the non-qualified institutional market, primarily Global Medium Term notes. Premiums from single premium annuity contracts decreased to $1.6 million for the three months ended March 31, 2002 from $355.3 million from the comparable prior year period, due to a 99.5% decrease in sales of single premium annuity contracts for the three months ended March 31, 2002. Our investment management services provided to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $28,856.4 million for the three months ended March 31, 2002 from $29,048.4 million for the comparable prior year period.

Transaction Affecting Comparability of Results of Operations

      The acquisitions described below were recorded under the purchase method of accounting and, accordingly, the operating results of the acquired operations have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values, if any, recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses. Assuming the transactions occurred on January 1, 2001, the unaudited pro forma revenues, net income and earnings per share, were $2,469.7 million, $168.3 million, and $0.54 per share, respectively, an increase of $75.4 million, $0.3 million, and no change in per share amount, respectively, for the three months ended March 31, 2001.

      On October 1, 2001, Maritime Life Assurance Company (Maritime), a majority owned Canadian subsidiary of the Company, completed its purchase of all of the shares of Royal & Sun Alliance Life Insurance Company of Canada (RSAF) for an amount of approximately $149.9 million. RSAF's business includes life insurance, guaranteed interest savings and retirement products. The net income relating to the acquired operations included in the Company's results from January 1, 2002 through March 31, 2002 was $1.2 million.

      On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The net income related to the acquired operations included in the Company's results from January 1, 2002 through March 31, 2002 was $0.9 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Results of Operations

      The table below presents the consolidated results of operations for the periods presented.

                                                       Three Months Ended
                                                            March 31,
                                                        2002        2001
                                                     ---------------------
                                                         (in millions)
Revenues .........................................   $ 2,039.3   $ 2,394.3

Benefits and expenses ............................     1,841.0     2,164.4
                                                     ---------------------

Income before income taxes and
   cumulative effect of accounting
   changes........................................       198.3       229.9

Income taxes......................................        51.8        69.1
                                                     ---------------------
Income before cumulative effect of
    accounting changes............................       146.5       160.8
Cumulative effect of accounting changes,
    net of tax (1)................................          --         7.2
                                                     ---------------------

Net income........................................   $   146.5     $ 168.0
                                                     =====================

(1) Cumulative effect of accounting changes is shown net of taxes of $4.2 million for the three months ended March 31, 2001. There was no cumulative effect of accounting change for the three months ended March 31, 2002.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      The following discussion reflects the adoption of Statement of Position
(SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" for all periods presented. In addition, the Company reclassified gains and losses on equity securities classified as trading, which back the equity indexed universal life insurance policies sold at Maritime, from net investment income to benefits to policyholders. Consolidated income before income taxes and cumulative effect of accounting changes of $198.3 million for the three months ended March 31, 2002 decreased by $31.6 million, or 13.7%, compared to $229.9 million for the three months ended March 31, 2001. Income before income taxes and cumulative effect of accounting changes decreased by $24.7 million in the Protection Segment, $9.7 million in the Corporate and Other Segment, and $0.5 million in both the Asset Gathering Segment and the Investment Management Segment. Partially offsetting these decreases was an increase of $3.8 million in the Guaranteed and Structured Financial Products Segment (G&SFP).

      Revenues of $2,039.3 million for the three months ended March 31, 2002 decreased $355.0 million, or 14.8%, compared to the three months ended March 31, 2001, primarily due to a decline of $395.3 million, or 46.8%, in the G&SFP Segment, $43.7 million or, 14.8%, in the Asset Gathering Segment and $4.8 million or, 13.5%, in the Investment Management Segment. Premiums decreased $353.3 million to $742.4 million for the three months ended March 31, 2002 compared to $1,095.7 for the three months ended March 31, 2001. The decrease in premiums is primarily due to a decrease in premiums of $353.7 million, to $1.6 million in the single premium annuity business of the G&SFP segment. This decrease is a result of lower sales of single premium annuities in the period. These sales fluctuate based on the number of large customers in the market during the period. The decrease to premiums is offset by a decrease in benefits to policyholders as mentioned below in the discussion of benefits and expenses. Net realized investment and other losses of $85.7 million for the three months ended March 31, 2002 increased $61.3 million from $24.4 million in the comparable prior year period. The $85.7 million in net realized investment and other losses in the current period, are net of $0.4 million in net realized investment and other losses allocated to participating pension contractholders and $6.4 million in net realized investment and other gains allocated to the policyholder dividend obligation. The change in net realized investment and other losses is primarily the result of impairments of $37.2 million in certain collateralized debt obligations (CDO), the impairment of $27.3 million in certain fixed income securities of the Argentina government and other investments in that country, and losses on derivative instruments totaling $10.9 million. Net investment income decreased $18.2 million to $969.9 million for the three months ended March 31, 2002 from $988.1 million in the comparable prior year period, primarily resulting from the decrease in the G&SFP Segment due to the decline in the average investment yield on invested assets from 8.49% for the three months

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ended March 31, 2001 to 6.58% for the three months ended March 31, 2002. This decline in yield is impacted by the fluctuation of the return on approximately $9 billion of the G&SFP Segment asset portfolio which floats with market rates. The portfolio float is designed to match the interest exposure on our asset portfolio to the exposure on our liabilities. Advisory fees decreased $9.9 million to $141.3 million for the three months ended March 31, 2002, compared to $151.2 million for the three months ended March 3, 2001. The decrease in fees was driven by a $0.6 billion decrease in assets under management in the mutual funds business, where a lower effective rate of asset based fees contributed to lower advisory fees. Advisory fees as percentage of assets under management, decreased due to a decline in retail assets under management and an increase in institutional assets under management as a percentage of total assets under management, as institutional assets are charged lower fees than retail assets. These decreases in revenues were partially offset by an increase in other revenue of $73.0 million to $77.0 million for the three months ended March 31, 2002, from $4.0 million in the comparable prior year period. The increase is driven by the April 2001 acquisition of Signature Fruit in the Corporate and Other Segment. Revenue of $69.4 million attributed to Signature Fruit was included as other revenue in the Company's income statement. In addition, universal life and investment-type product charges increased $14.7 million to $194.4 million for the three months ended March 31, 2002 from $179.7 million for the three months ended March 31, 2001, primarily driven by the Corporate and Other Segment due to an increase in sales resulting from the acquisition of Royal & Sun Life Insurance Company of Canada (RSAF), and an increase in fees on segregated funds, both of which contributed to growth at Maritime.

      Benefits and expenses of $1,841.0 million for the three months ended March 31, 2002 decreased $323.4 million, or 14.9%, compared to the three months ended March 31, 2001. The decrease was driven by the decrease in benefits and expenses of $399.1 million, or 51.8%, in the G&SFP Segment, $43.2 million, or 16.4%, in the Asset Gathering Segment and $4.3 million, or 15.8%, in the Investment Management Segment. Benefits to policyholders decreased $338.8 million, to $1,232.4 million for the three months ended March 31, 2002, from $1,571.2 million in the comparable prior year period, primarily due to the decrease in premiums in the single premium annuity business in the G&SFP Segment. Premiums in the G&SFP segment decreased $359.7 million to $1.9 million, due to lower sales in the period, as mentioned above. In addition, interest credited decreased $54.6 million due to the reset on floating rate liabilities. Amortization of deferred policy acquisition costs decreased $32.6 million, to $70.3 million for the three months ended March 31, 2002 from $102.9 million for the three months ended March 31, 2001, primarily driven by decreased amortization at Maritime in the Corporate and Other Segment and decreased amortization of $13.8 million for the Protection Segment attributed to lower margins on the declining traditional life insurance business. Partially offsetting these decreases was a $40.1 million increase in other operating costs and expenses to $393.2 million for the three months ended March 31, 2002, from $353.1 million in the comparable prior year period. The increase is driven by the April 2001 acquisition of Signature Fruit in the Corporate and Other Segment. Expenses of $63.8 million attributed to Signature Fruit were included in other operating costs and expenses as of March 31, 2002. Dividends to policyholders increased $7.9 million to $145.1 million for the three months ended March 31, 2002, from $137.2 in the comparable prior year period, primarily due to increased dividends on traditional life insurance products in the Protection Segment.

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

      We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment and other gains (losses) and other unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment and other gains (losses), cumulative effect of accounting changes, and certain other items which we believe are not indicative of overall operating trends or are one-time in nature. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                              Three Months Ended
                                                                   March 31,
                                                              2002       2001
                                                             -------------------
Segment Data: (1)                                               (in millions)
Segment after-tax operating income:
   Protection Segment.....................................   $  72.8    $  72.9
   Asset Gathering Segment................................      40.0       31.5
                                                             -------------------
     Total Retail Segments................................     112.8      104.4

   Guaranteed and Structured Financial Products
     Segment..............................................      66.9       59.0
   Investment Management Segment..........................       4.9        5.4
                                                             -------------------
     Total Institutional Segments.........................      71.8       64.4

   Corporate and Other Segment............................      18.2       21.9
                                                             -------------------
   Total segment after-tax operating income...............     202.8      190.7

After-tax adjustments: (1)
   Net realized investment and other gains (losses).......     (52.7)     (14.9)
   Restructuring charges..................................      (3.6)     (15.0)
                                                             -------------------
     Total after-tax adjustments..........................     (56.3)     (29.9)

GAAP Reported:
   Income before cumulative effect
     of accounting changes................................     146.5      160.8
   Cumulative effect of accounting changes, net of tax....      --          7.2
                                                             -------------------
   Net income.............................................   $ 146.5    $ 168.0
                                                             ===================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      In both periods, net realized investment and other gains (losses), except for gains (losses) from mortgage securitizations and mezzanine funds, have been excluded from segment after-tax operating income because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. Net realized investment and other gains (losses) from mortgage securitizations and mezzanine funds are not excluded from segment after-tax operating income because we view the related gains (losses) as an integral part of the core business of those operations.

      Net realized investment and other gains (losses) have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses), (2) the portion of net realized investment and other gains (losses) credited to participating pension contractholder accounts and (3) the portion of net realized investment and other gains (losses) credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the periods indicated.

                                                                  Three Months Ended
                                                                      March 31,
                                                                     2002      2001
                                                                 ---------------------
                                                                     (in millions)

Net realized investment and other gains (losses) ...............  $(106.7)   $(20.6)
Add amortization of deferred policy acquisition costs related
   to net realized investment and other gains (losses) .........     14.2       0.1
Add (less) amounts credited  to participating pension
    contract holder accounts ...................................      0.4      (2.3)
Add amounts credited to the policyholder dividend
    obligation .................................................      6.4      (1.6)
                                                                 ---------------------
Net realized investment and other gains (losses), net of .......
   related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders
   and the policyholder dividend obligation per unaudited
   consolidated financial statements ...........................    (85.7)    (24.4)
Add net realized investment and other gains (losses)
   attributable to mortgage securitizations and mezzanine
   funds .......................................................      0.8      (2.7)
                                                                 ---------------------
Net realized investment and other gains (losses) -  pre-tax ....    (84.9)    (27.1)
   adjustment to calculate segment operating income
Less income tax effect .........................................     32.2      12.1
                                                                 ---------------------
Netrealized investment and other gains (losses) - after-tax
   adjustment to calculate segment operating income ............  $ (52.7)   $(14.9)
                                                                 =====================

      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 1 -- Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements. After-tax restructuring costs net of related curtailment pension and other post employment benefit related gains, were $3.6 million for the three months ended March 31, 2002 and $15.0 million for the three months ended March 31, 2001, which included $9.0 million from the sale of our full service retirement plan business.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                            Three Months Ended
                                                                 March 31,
                                                             2002      2001
                                                          ---------------------
                                                              (in millions)

Revenues ...............................................    $859.7     $834.9

Benefits and expenses (2)...............................     749.7      722.6

Income taxes (2)........................................      37.2       39.4
                                                          ---------------------

Segment after-tax operating income (1) (2)..............      72.8       72.9
                                                          ---------------------

After-tax adjustments: (1)
   Net realized investment and other gains
     (losses) (2).......................................     (18.7)      (5.6)
   Restructuring charges................................      (3.2)      (1.2)
                                                          ---------------------
 Total after-tax adjustments (2)........................     (21.9)      (6.8)
                                                          ---------------------

GAAP Reported:
Income before cumulative effect
   of accounting changes (2)............................      50.9       66.1
Cumulative effect of accounting
   changes, net of tax..................................      --         11.7
                                                          ---------------------
Net income (2)..........................................    $ 50.9     $ 77.8
                                                          =====================

Other Data:
Segment after-tax operating income: (1)
   Traditional life.....................................    $ 29.3     $ 25.8
   Non-traditional life (variable and universal life)...      26.9       31.1
   Long-term care.......................................      16.8       18.0
   Other................................................      (0.2)      (2.0)
                                                          ---------------------
   Segment after-tax operating income (1)...............    $ 72.8     $ 72.9
                                                          =====================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

(2) Certain 2001 amounts were adjusted for the adoption of the provisions of SOP 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" as outlined in Note 1 -- Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Segment after-tax operating income was $72.8 million for the three months ended March 31, 2002, a $0.1 million decrease from $72.9 million for the three months ended March 31, 2001. Traditional life insurance business after-tax operating income increased $3.5 million, or 13.6%, primarily resulting from lower operating and amortization expenses of $16.6 million, partially offset by lower net investment income of $5.5 million on lower portfolio yields, which were down 31 basis points from March 31, 2001. Non-traditional life insurance business after-tax operating income decreased $4.2 million, or 13.5%, primarily due to adverse mortality of $9.4 million on a small number of large face amount policies, partially offset higher fee income of $6.3 million. Long-term care insurance business after-tax operating income decreased $1.2 million, or 6.7%, resulting from increased operating expenses of $2.9 million and a slight increase in group claim experience, which were partially offset by the growth of this business as premiums increased $19.8 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Revenues were $859.7 million for the three months ended March 31, 2002, an increase of $24.8 million, or 3.0%, from $834.9 million for the three months ended March 31, 2001. Premiums increased $13.9 million, or 3.4%, primarily due to long-term care insurance premiums, which increased $19.8 million, or 12.6%, driven by continued growth overall in the business. Long-term care policies have increased from 493,717 at March 31, 2001 to 555,771 at March 31, 2002. Partially offsetting this increase was a decline in traditional life insurance premiums of $5.8 million, or 2.2%, driven by the continued trend away from whole life insurance products, which represented only 2.4% of total life sales for the quarter, compared to 4.5% a year ago. Universal life and investment-type product charges were $108.3 million for the three months ended March 31, 2002, an increase of $6.3 million, or 6.2%, from $102.0 million for the three months ended March 31, 2001. This increase was due primarily to the variable life insurance products, which increased by $5.9 million, or 7.1%, from the comparable prior year period driven by a 4.1% increase in average account value. Segment net investment income increased $8.1 million, or 2.6%, primarily due to a 9.1% increase in average asset balances, partially offset by a 49 basis point decrease in yields.

      Benefits and expenses were $749.7 million for the three months ended March 31, 2002, an increase of $27.1 million, or 3.8%, from $722.6 million for the three months ended March 31, 2001. Benefits to policyholders increased $29.4 million, or 6.3%, due primarily to growth in long-term insurance care business. Long-term care insurance business benefits and expenses increased primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. Long-term care insurance business average reserves increased from $1,827.1 million to $2,312.3 million and open claims increased from 3,892 to 4,724. The non-traditional life insurance business had an increase in benefits of $24.7 million, which was driven primarily by an increase in number of claims on policies over $1 million, resulting in an increase of $16.3 million for death claims paid less reserves released and reinsurance ceded. Partially offsetting this increase was a decrease in benefits to policyholders on the traditional life insurance line of business due to a decrease in the policyholder dividend obligation of $18.0 million, resulting from actual closed block earnings below that projected at the date of demutualization. Other operating costs and expenses decreased $4.9 million, or 5.4%, primarily due to a decrease of $5.4 million in operating expenses on non-traditional life insurance products mainly attributable to lower commissions resulting from a change in the product mix of new business. Dividends to policyholders increased $15.5 million, or 13.4%, primarily due to increased dividends of $16.1 million on traditional life insurance products within the closed block, due to both an increase in the dividend scale and normal aging of the policies. Amortization of deferred policy acquisition costs decreased $12.9 million, or 24.8%, primarily due to a decrease in the traditional life insurance business line, of $13.9 million, due to lower margins on the declining business. The Segment's effective tax rate on operating income was 33.8% and 35.1% for the three months ended March 31, 2002 and 2001, respectively. The decrease was primarily due to affordable housing investment tax credits, deductions for general account dividends received on common stock investments and first quarter 2001 corporate-owned life insurance.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                            Three Months Ended
                                                                March 31,
                                                             2002        2001
                                                           ---------------------
                                                              (in millions)

Revenues ................................................   $ 275.8    $ 288.9

Benefits and expenses....................................     217.3      242.0

Income taxes.............................................      18.5       15.4
                                                           ---------------------
Segment after-tax operating income (1)...................      40.0       31.5
                                                           ---------------------

After-tax adjustments: (1)
     Net realized investment and other gains (losses)....     (14.8)       4.6
     Restructuring charges...............................      (1.4)     (13.2)
                                                           ---------------------
Total after-tax adjustments..............................     (16.2)      (8.6)
                                                           ---------------------

GAAP Reported:
Income before cumulative effect of
     accounting changes..................................      23.8       22.9
Cumulative effect of accounting changes, net of tax......      --         (0.5)
                                                           ---------------------
Net income                                                   $ 23.8     $ 22.4
                                                           =====================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2002 Compared to Three months Ended March 31, 2001

      Segment after-tax operating income was $40.0 million for the three months ended March 31, 2002, an increase of $8.5 million, or 27.0%, from $31.5 million reported in the comparable prior year period. Annuity business after-tax operating income was $24.9 million for the three months ended March 31, 2002, an increase of $4.7 million, or 23.3%, due to an increase in variable annuity after-tax operating income of $3.0 million, or 69.8%, and an increase in fixed annuity after-tax operating income of $1.7 million, or 10.7%. Signature Services after-tax operating income increased $2.6 million, or 152.9% driven by an increase in transfer agency fees of $5.4 million, from the same period in 2001. Signator, the Company's distribution company, had after-tax operating income of $0.4 million, an increase of $2.3 million. The increase was primarily due to an increase in commission revenue of $4.3 million or 111.9% from the prior year period. Mutual funds after-tax operating income decreased $2.0 million, or 13.9%, primarily due to lower management advisory fees that decreased $12.7 million, or 13.2%, partially offset by a decline in operating expenses of $11.1 million.

      Revenues were $275.8 million for the three months ended March 31, 2002, a decrease of $13.1 million, or 4.5%, from $288.9 million reported for the comparable prior year period. The decreased revenue was due to a $16.7 million, or 79.1% decline in life-contingent immediate fixed annuity premiums. Net investment income was $130.5 million for the three months ended March 31, 2002, an increase of $10.7 million, or 8.9%, from $119.8 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets increased 22.0% to $7,172.2 million while the average investment yield decreased 82 basis points. Investment-type product charges decreased $2.6 million, or 7.9%, due to a decline in the average variable annuity reserves, which decreased $497.1 million, or 7.3%, to $6,283.4 million for the three months ended March 31, 2002 from $6,780.5 million reported in the comparable prior year period. This decrease is primarily due to approximately $814.8 million withdrawals and surrenders, during the year ended December 31, 2001. Withdrawals and surrenders decreased by $9.9 million, or 4.3%, for the three months ended March 31, 2002 compared to the comparable prior year period. For variable annuities, the mortality and expense fees as a percentage of average account balances were 1.26% and 1.29% for the three months ended March 31, 2002 and 2001, respectively. In addition, other revenue increased $0.7 million driven by the mutual fund business.

      Investment management revenues, commissions, and other fees were $110.1 million for the three months ended March 31, 2002, a decrease of $5.2 million, or 4.5%, from $115.3 million for the comparable prior year period. Average mutual fund assets under management were $29,034.8 million for the three months ended March 31, 2002, a decrease of $1,525.5 million

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

or 5.0%, from $30,560.3 million reported in the comparable prior year period, due to market depreciation of approximately $2.6 billion for the year ended December 31, 2001. The mutual fund business experienced net redemptions for the three months ended March 31, 2002 of $317.6 million compared to net deposits of $260.6 million in the comparable prior year period, a change of $578.2 million. This change was primarily due to a decrease in deposits of $617.8 million, or 41.2%, driven by a $247 million institutional advisory account deposit in the prior year period. No such deposits were received for the three months ended March 31, 2002. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. There were $232.5 million in deposits for the three months ended March 31, 2001, in the full service retirement plan business. Investment advisory fees were $41.3 million for the three months ended March 31, 2002, a decrease of $4.8 million, or 10.4%, from $46.1 million reported in the comparable prior year period and were 0.57% and 0.60% of average mutual fund assets under management for the three months ended March 31, 2002 and 2001, respectively. Underwriting and distribution fees decreased $1.1 million, or 1.9%, to $57.9 million for the three months ended March 31, 2002, primarily due to a decrease in front end load charge on mutual fund sales. The decrease was partially offset by a $2.1 million increase in distribution and other fees. Shareholder service and other fees were $11.0 million for the three months ended March 31, 2002 compared to $10.2 million reported in the comparable prior year period.

      Benefits and expenses decreased $24.7 million, or 10.2%, to $217.3 million for the three months ended March 31, 2002 from $242.0 million reported in the comparable prior year period. Benefits to policyholders decreased $6.0 million, or 5.7%, primarily due to lower life-contingent immediate fixed annuity reserve provision on new business, which contributed $15.5 million to the decrease, partially offset by a $8.2 million increase in interest credited on retail annuity account balances due to higher average account balances. Other operating costs and expenses decreased $16.9 million, or 14.9%, to $96.2 million for the three months ended March 31, 2002 from $113.1 million reported in the comparable prior year period. The decrease was primarily due to cost savings in the mutual fund business, and the sale of the full service retirement plan business, which had $5.1 million in other operating costs and expense for the three months ended March 31, 2001. Company wide cost reduction programs also drove the decline in total expense. Amortization of deferred policy acquisition costs decreased $1.8 million, or 7.7%, to $21.6 million for the three months ended March 31, 2002 from $23.4 million reported in the comparable prior year period. The decrease was primarily driven by lower variable annuity amortization of deferred policy acquisition costs, of $4.7 million, partially offset by higher amortization of $2.9 million in the fixed annuities business. The Segment's effective tax rate on operating income was 31.6% and 32.8% for the three months ended March 31, 2002 and 2001, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                           Three Months Ended
                                                                March 31,
                                                             2002      2001
                                                          ---------------------
                                                              (in millions)
Revenues ...............................................   $ 471.3    $ 859.3

Benefits and expenses...................................     371.1      770.7

Income taxes............................................      33.3       29.6
                                                          ---------------------

Segment after-tax operating income (1)..................      66.9       59.0
                                                          ---------------------

After-tax adjustments: (1)
   Net realized investment and other gains
     (losses)...........................................     (13.7)      (8.2)
   Restructuring charges................................      (0.3)      (0.1)
                                                          ---------------------
Total after-tax adjustments.............................     (14.0)      (8.3)
                                                          ---------------------

GAAP Reported:
Income before cumulative effect of
   accounting changes...................................      52.9       50.7
Cumulative effect of accounting
   changes, net of tax..................................      --         (1.2)
                                                          ---------------------
Net income..............................................   $  52.9    $  49.5
                                                          =====================

Other Data:
Segment after-tax operating income: (1)
   Spread-based products:
     GICs and funding agreements........................   $  45.3    $  40.0
     Single premium annuities...........................      15.8       12.3
   Fee-based products...................................       5.8        6.7
                                                          ---------------------
Segment after-tax operating income (1)..................   $  66.9    $  59.0
                                                          =====================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Segment after-tax operating income was $66.9 million for the three months ended March 31, 2002, an increase of $7.9 million, or 13.4%, from $59.0 million reported in the comparable prior year period. Spread-based products after-tax operating income was $61.1 million, an increase of $8.8 million, or 16.8%, from $52.3 million reported in the comparable prior year period, primarily due to a $14.6 million increase in investment spreads to $98.8 million for the three months ended March 31, 2002 from $84.2 million in the comparable prior year period. The increase in investment spread was a result of a higher average invested asset base, which increased $3.1 billion to $23.0 billion over the comparable period in the prior year, combined with a 4 basis point increase in interest rate margin. GICs and funding agreements accounted for 67.7% of segment after-tax operating income for the three months ended March 31, 2002 compared to 67.8% in the comparable prior year period. On a total company basis, GICs and funding agreements accounted for 22.3% of after-tax operating income for the three months ended March 31, 2002 compared to 21.0% in the comparable prior year period. Fee-based products after-tax operating income was $5.8 million, a decrease of $0.9 million, or 13.4%, from $6.7 million reported in the comparable prior year period, primarily due to lower risk-based capital and lower separate account risk charges from the comparable prior year period.

      Revenues decreased $388.0 million, or 45.2%, to $471.3 million for the three months ended March 31, 2002 from $859.3 million reported in the comparable prior year period, largely due to a $338.2 million decrease in premiums. Premiums on

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

single premium annuities declined $353.7 million, or 99.5%, to $1.6 million for the three months ended March 31, 2002, from $355.3 million in the comparable prior year period. Premiums fell as sales of single premium annuities were down $359.7 million, or 99.5%, to $1.9 million, compared with sales of $361.6 million in the comparable period in the prior year. Investment-type product charges were $11.4 million for the three months ended March 31, 2002, a decrease of $3.6 million, or 24.0%, from $15.0 million for the comparable prior year period, primarily due to lower expense recoveries from participating contracts. Investment-type product charges were 0.51% and 0.52% of average fee-based policy reserves for the three months ended March 31, 2002 and 2001, respectively. Despite growth in the spread-based average invested assets, declining interest rates caused net investment income to decrease $46.4 million, or 9.9%, for the three months ended March 31, 2002 compared to the prior year period. The average investment yield on these invested assets decreased to 6.58% for the three months ended March 31, 2002 compared to 8.49% reported in the prior year period, reflecting the lower interest rate environment in the current period. Net investment income will vary with market interest rates as the return on approximately $9 billion of the asset portfolio floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process.

      Benefits and expenses decreased $399.6 million, or 51.8%, to $371.1 million for the three months ended March 31, 2002 from $770.7 million reported in the comparable prior year period. The decrease was largely due to lower benefits to policyholders. Benefits to policyholders decreased $402.0 million primarily due to a decrease in sales of single premium annuity contracts combined with lower interest credited on account balances for spread-based products. Interest credited was $265.2 million for the three months ended March 31, 2002, a decrease of $54.6 million, or 17.1%, from $319.8 million reported in the comparable prior year period. The decrease in interest credited was due to a decrease in the average interest credited rate on account balances for spread-based products, as liabilities with floating rates reset and new business was added at market rates. The average crediting rate was 5.13% for the three months ended March 31, 2002 compared to 7.08% reported in the prior year period. Partially offsetting the decrease in benefits to policyholders was an increase in other operating costs and expenses of $2.6 million, or 21.0%, to $15.0 million, for the three months ended March 31, 2002, from $12.4 million reported in the comparable prior year period. The increase was primarily due to an increase in corporate communication costs, up $2.0 million, and state taxes, licenses and fees, up $0.6 million. Dividends to contractholders for each of the three month periods ended March 31, 2002 and 2001 were $8.8 million, respectively. The Segment's effective tax rate on operating income was 33.2% and 33.4% for the three months ended March 31, 2002 and 2001, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Management Segment

The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                             Three Months Ended
                                                                  March 31,
                                                              2002     2001
                                                            -------------------
                                                               (in millions)

Revenues .................................................   $ 30.6    $ 35.6

Benefits and expenses.....................................     22.9      26.5

Income taxes..............................................      2.8       3.7
                                                            -------------------

Segment after-tax operating income (1)....................      4.9       5.4
                                                            -------------------

After-tax adjustments: (1)
   Net realized investment and other gains (losses).......       --      (0.1)
   Restructuring charges..................................       --      (0.4)
                                                            -------------------
Total after-tax adjustments...............................       --      (0.5)
                                                            -------------------

GAAP Reported:
Income before cumulative effect of
   accounting changes.....................................      4.9       4.9
Cumulative effect of accounting changes, net of tax.......       --      (0.2)
                                                            -------------------
Net income................................................    $ 4.9     $ 4.7
                                                            ===================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Segment after-tax operating income was $4.9 million for the three months ended March 31, 2002, a decrease of $0.5 million, or 9.3%, from $5.4 million reported in the comparable prior year period. The decrease was primarily due to after-tax changes of $2.2 million lower net realized investment and other gains (losses) on mortgage securitizations and $1.0 million lower net investment income, partially offset by $2.8 million lower operating expenses.

      Revenues decreased $5.0 million, or 14.0%, to $30.6 million for the three months ended March 31, 2002 from $35.6 million reported in the comparable prior year period. Net realized investment and other gains (losses) on mortgage securitizations decreased to a loss of $(0.8) from a gain of $2.6 million in the comparable prior year period, a decline of $3.4 million. The decrease in securitization gains was due to lower securitization activity of $148.0 million in 2002 compared to $214.0 million in the comparable prior year quarter, and lower prices received from the securitizations. The Company's mortgage securitization activity was still profitable during the period, considering the interest income on warehoused loans, and reduced interest expense on borrowings to support those loans, as discussed below. Also, net investment income decreased $1.5 million, or 27.3%, to $4.0 million from the prior year period, primarily due to $1.7 million lower interest income from a lower level of warehoused mortgage loans. Investment management revenues, commissions, and other fees decreased $0.1 million, or 0.4%, for the three months ended March 31, 2002. Investment advisory fees decreased $1.2 million to $25.3 million compared to $26.5 million in the comparable prior year period. This included a decrease of $3.1 million, or 17.8% from the comparable prior year period in advisory fees at John Hancock's institutional advisor, Independence Investment, LLC, resulting from a decline in assets under management. This decline at Independence was largely offset by increases of $1.2 million, or 34.3% in advisory fees at the Company's Bond and Corporate Finance Group and by increases of $1.1 million, or 100.0%, to $2.2 million in mortgage origination and servicing fees. Investment advisory fees were 0.35% and 0.34% of average advisory assets under management in 2002 and 2001, respectively.

      Benefits and expenses were $22.9 million for the three months ended March 31, 2002, a decrease of $3.6 million, or 13.6%, from $26.5 million reported in the comparable prior year period. The decrease was primarily due to $2.6 million savings on interest expenses for warehousing mortgages, of which approximately $1.3 million was due to lower average borrowings and approximately $1.3 million was due to lower interest rates this period. In addition, compensation expenses at Independence Investment, LLC, decreased $0.4 million due to lower average assets under management. These reductions

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

were partially offset by an increase of $0.7 million in commission expenses due to signing new timber investors in the current period. Other operating costs and expenses were 0.31% and 0.34% of average advisory assets under management for the three months ended March 31, 2002 and 2001, respectively. The Segment's effective tax rate on operating income fell to 36.4% from 40.7% for the three months ended March 31, 2001 and 2000, respectively, primarily due to changes in the state tax status of an investment subsidiary. The effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                             Three Months Ended
                                                                  March 31,
                                                               2002     2001
                                                            --------------------
                                                                (in millions)

Revenues .................................................   $ 486.8   $ 402.7

Benefits and expenses.....................................     474.5     379.0

Income taxes..............................................      (5.9)      1.8
                                                            --------------------

Segment after-tax operating income (1)....................      18.2      21.9
                                                            --------------------

After-tax adjustments: (1)
   Net realized investment and other gains (losses).......      (5.5)     (5.6)
   Restructuring charges..................................       1.3      (0.1)
                                                            --------------------
Total after-tax adjustments...............................      (4.2)     (5.7)
                                                            --------------------

GAAP Reported:
   Income before cumulative effect of accounting
       changes............................................      14.0      16.2
   Cumulative effect of accounting changes, net of tax....      --        (2.6)
                                                            --------------------
Net income................................................   $  14.0      13.6
                                                            ====================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      International operations' after-tax operating income was $17.0 million for the three months ended March 31, 2002, a decrease of $1.1 million from $18.1 million reported in the comparable prior year period. This decrease in after-tax operating income was primarily due to Maritime. Maritime experienced less favorable pre-tax mortality, morbidity, expense and asset margins of $7.2 million compared to the first quarter of 2001. Partially offsetting this unfavorable variance were favorable pre-tax investment margins of $1.1 million, interest income from a tax refund of $1.4 million, the impact of no longer amortizing goodwill of $1.2 million and the results of their acquisition of RSAF of $1.8 million.

      Corporate operations' after-tax operating loss was $0.6 million for the three months ended March 31, 2002, a decrease of $2.7 million from $2.1 million reported in the comparable prior year period. The decrease was primarily due to a decrease in net periodic pension plan credits of $5.1 million and increased interest expense on holding company debt of $4.7 million partially offset by both an increase in the asset base and improved performance on assets supporting our corporate owned life insurance program of $8.0 million.

      The Segment's effective tax rate on operating income was a negative 48.0% and a positive 7.6% for the three months ended March 31, 2002 and 2001, respectively. This rate decreased primarily due to the increase in non-taxable income related to increased low income housing tax credits, lease residual management, dividends received deduction and the Company's corporate owned life insurance program.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

General Account Investments

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $59.9 billion and $59.0 billion as of March 31, 2002 and December 31, 2001, respectively. Although the composition of the portfolio has not significantly changed at March 31, 2002 as compared to December 31, 2001, the majority of the $0.9 billion increase in the invested assets is attributable to an increase in the fixed maturity security portfolio where the Company directs a majority of its net cash inflows. The following table shows the composition of investments in the general account portfolio.

                                         As of March 31,          As of December 31,
                                               2002                      2001
                                    -----------------------------------------------------
                                      Carrying       % of       Carrying       % of
                                        Value        Total        Value        Total
                                    ---------------------------------------------------
                                    (in millions)             (in millions)
Fixed maturity securities (1).....      41,897.3      70.0%      $41,106.8      69.8%
Mortgage loans (2)................      11,061.5      18.5        10,993.2      18.6
Real estate.......................         420.5       0.7           442.4       0.7
Policy loans(3)...................       2,009.6       3.4         2,008.2       3.4
Equity securities.................       1,258.7       2.1         1,190.9       2.0
Other invested assets.............       1,896.4       3.1         1,786.1       3.0
Short-term investments............          86.7       0.1           153.5       0.3
Cash and cash equivalents (4).....       1,252.4       2.1         1,313.7       2.2
                                    ---------------------------------------------------
   Total invested assets..........     $59,883.1     100.0%      $58,994.8     100.0%
                                    ===================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $706.1 million and $695.0 million as of March 31, 2002 and December 31, 2001, respectively. The total fair value of our fixed maturity security portfolio was $41,916.8 and $41,090.9 million, at March 31, 2002 and December 31, 2001, respectively.
(2) The fair value for the mortgage loan portfolio was $11,525.1 and $11,574.4 million as of March 31, 2002 and December 31, 2001, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets on the basis of both cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2002, fixed maturity securities represented 70.0% of general account investment assets with a carrying value of $41.9 billion, roughly comprised of 56.6% public securities and 43.4% private securities. Each year the Company directs the majority of the net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and to target two-thirds of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's net worth.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

     The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                         As of March 31,          As of December 31,
                                               2002                      2001
                                    -----------------------------------------------------
                                      Carrying       % of       Carrying       % of
                                        Value        Total        Value        Total
                                    -----------------------------------------------------
                                    (in millions)             (in millions)
Corporate securities..............     $32,828.0      78.3%      $32,628.5      79.4%
MBS/ABS...........................       6,934.1      16.6         6,326.9      15.4
U.S. Treasury securities and
   obligations of U.S. government
   agencies.......................         200.2       0.5           299.9       0.7
Debt securities issued by foreign
   governments....................       1,663.0       4.0         1,729.9       4.2
Obligations of states and political
   subdivisions...................         272.0       0.6           121.6       0.3
                                    -----------------------------------------------------
     Total........................     $41,897.3     100.0%      $41,106.8     100.0%
                                    =====================================================

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to our portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in periods of high interest rates. We believe the portion of our MBS/ABS portfolio subject to prepayment risk as of March 31, 2002 and December 31, 2001 was limited to 9.2% and 10.1% of our total MBS/ABS portfolio and 1.5% and 1.6% of our total fixed maturity securities holdings, respectively.

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

      The following table sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments are investment grade, with 88.4% and 88.3% of fixed maturity investments invested in Category 1 and 2 securities as of March 31, 2002 and December 31, 2001, respectively. Below investment grade bonds were 11.6% and 11.7% of fixed maturity investments and 8.0% and 8.0% of total invested assets as of March 31, 2002 and December 31, 2001, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the ability of bond analysts to better predict credit or default risk. The Company's bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread, that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is derived from external market data. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

     A majority (56.6%) of the below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds near default was $381.2 million and $393.1 million as of March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 and December 31, 2001, $2.9 million and $2.5 million, respectively of interest on bonds near default was included in accrued investment income. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds near default and to only accrue interest income on bonds near default that the Company expects to collect. Management judgment is used and the actual results could be materially different.

                     Fixed Maturity Securities -- By Quality

                                                  As of March 31,                           As of December 31,
                                                        2002                                       2001
                                     -----------------------------------------------------------------------------------
     SVO          S&P Equivalent             Carrying                % of                Carrying               % of
  Rating (1)     Designation (2)            Value (3)               Total               Value (3)               Total
------------------------------------------------------------------------------------------------------------------------
                                          (in millions)                               (in millions)
      1       AAA/AA/A.............          $17,356.9               42.1%               $16,876.8               41.8%
      2       BBB..................           19,070.3               46.3                 18,800.2               46.5
      3       BB...................            2,695.6                6.5                  2,796.5                6.9
      4       B....................            1,073.0                2.6                  1,102.4                2.7
      5       CCC and lower........              614.2                1.5                    442.8                1.1
      6       In or near default...              381.2                1.0                    393.1                1.0
                                     -----------------------------------------------------------------------------------
              Total................          $41,191.2              100.0%               $40,411.8              100.0%
                                     ===================================================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $706.1 million and $695.0 million as of March 31, 2002 and December 31, 2001, respectively.

      Mortgage Loans. As of March 31, 2002 and December 31, 2001, we held mortgage loans with a carrying value of $11.1 billion and $11.0 billion, respectively, including $2.4 billion and $2.5 billion of agricultural loans, respectively, and $1.3 billion of loans, respectively at each period end, managed by Maritime, of which $0.7 billion and $0.6 billion, respectively, were government-insured by the Canada Mortgage and Housing Corporation (CMHC).

Investment Results

      Overall, the yield, net of investment expenses, on the general account portfolio decreased from the first quarter of the prior year. The lower yield was driven primarily by the sharp drop in short-term rates during the year. As of March 31, 2002, the Company had approximately $11 billion of net exposure to the short-term floating rates (primarily LIBOR), mostly created through interest rate swaps designed to match our portfolio with an increasing volume of floating rate liabilities. Therefore, approximately 87% of the decline in investment income was off set by a decline in floating-rate liability payments. In addition, old assets rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in the 2001 fixed maturity portfolio contributed to the decline. The inflow of new cash for the twelve month period between the first quarter of 2001 and the first quarter of 2002 was invested at rates that were less than the overall portfolio earnings rate during the first quarter of 2001. The following table summarizes the Company's investment results for the periods indicated.

                                                                As of                     As of
                                                           March 31, 2002           March 31, 2001 (1)
                                                     ------------------------------------------------------
                                                         Yield        Amount        Yield       Amount
                                                     ------------------------------------------------------
                                                                  (in millions)              (in millions)
General account assets-excluding policy loans
   Gross income                                           6.95%     $   997.6        8.01%    $  1,022.4
   Ending assets-excluding policy
     Loans                                                           57,873.5                   51,846.2
Policy loans
   Gross income                                           5.98%          30.0        6.33%          31.2
   Ending assets                                                      2,009.6                    1,977.3
     Total gross income                                   6.92%       1,027.6        7.95%       1,053.6
     Less: investment expenses                                          (57.7)                     (65.5)
                                                                    ----------                -----------
       Net investment income (1)                          6.53%     $   969.9        7.45%    $    988.1
                                                                    ==========                ===========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

(1) March 31, 2001 results have been reclassified to conform with current presentation, $37.7 million in investment income related to equity indexed universal life insurance policies sold through Maritime, was reclassified to benefits to policyholders.

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. John Hancock Financial Services, Inc. (the Company) is an insurance holding company. The assets of the Company consist primarily of the outstanding capital stock of the Life Company, John Hancock Canadian Holding Company and investments in other international subsidiaries. The Company's cash flow consists of dividends from its subsidiaries and proceeds from debt offerings offset by expenses, shareholder dividends and stock repurchases. As a holding company, the Company's ability to meet its cash requirements, including to pay interest on any debt, pay expenses related to its affairs, pay dividends on its common stock and continue to repurchase stock, substantially depends upon dividends from its subsidiaries.

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

      The Commissioner of Insurance for the Commonwealth of Massachusetts previously approved, and the Life Company paid, dividends to JHFS in 2002 in the amount of $11.0 million. This cash dividend was not was classified as extraordinary by state regulators.

      Sources of cash for the Company's insurance subsidiaries are from premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with various insurance, annuity, and structured investment products, and to the funding of investments in new products, processes, and technologies. Product liabilities include the payment of benefits under insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of March 31, 2002, $36,427.2 million, or 88.4% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,764.0 million, or 11.6% of fixed maturity investments, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section on page 35 in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided by operating activities was $559.9 million and $567.6 million for the three months ended March 31, 2002 and 2000, respectively. The $7.7 million decrease in cash provided by operating activities for the first three months in 2002 compared to the same period in 2001 resulted primarily from decreases in premiums received and increased expense payments, partially offset by increased investment income, fees received and lower benefit payments.

      Net cash used in investing activities was $1,836.6 million and $1,693.8 million for the three months ended March 31, 2002 and 2001, respectively. The $142.8 million increase in cash used in 2002 as compared to 2001 resulted from larger net

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

acquisitions of fixed maturities and increased purchases of mortgages and other invested assets offset somewhat by decreased purchases of equities during the three months ended March 31, 2002 as compared to the same period in the prior year.

      Net cash provided by financing activities was $1,215.4 million and $70.1 million, for the three months ended March 31, 2002 and 2001, respectively. The $1,145.3 million increase in 2002 as compared to 2001 resulted from a $1,164.4 million increase in deposits net of cash payments made on withdrawals of universal life insurance and investment-type contracts. Deposits on such universal life insurance and investment-type contracts exceeded withdrawals by $1,339.9 million and $175.5 million for the three months ended March 31, 2002 and March 31, 2001, respectively.

      On October 26, 2000, the Company announced that its Board of Directors authorized a stock repurchase program, with no termination date, under which the Company was authorized to purchase up to $500 million of its outstanding common stock. On August 6, 2001, the Company's board of directors authorized a $500 million increase to the stock repurchase program, bringing the total amount authorized to be used to repurchase Company stock to $1.0 billion. Under the stock repurchase program, purchases have been and will be, made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions. Through March 31, 2002, the Company has repurchased 21.2 million shares with a total cost of $777.4 million, of which 2.7 million shares were repurchased in the first quarter of 2002 at a cost of $105.2 million.

      Cash flow requirements also are supported by a committed line of credit of $1.0 billion, through a syndication of banks led by FleetBoston Financial Corporation, and an effective shelf registration statement which provides for the issuance, from time to time, of up to $1.0 billion of the Company's debt and equity securities. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (subject to renewal) and a second multi-year facility for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholders' equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit. On November 29, 2001, JHFS sold, under the $1.0 billion shelf registration statement, $500.0 million in 7-year senior unsecured notes at a coupon of 5.625 percent with the proceeds used for general corporate purposes. The remaining capacity of the shelf registration is currently $500.0 million.

      As of March 31, 2002, we had $1,419.3 million of debt outstanding consisting of $498.7 million of medium-term bonds, $447.3 million of surplus notes, $247.5 million of Canadian debt and $225.8 million of other notes payable. The commercial paper program established at the Company has replaced the commercial paper program at its indirect subsidiary, John Hancock Capital Corporation. The Company issued no commercial paper during the first quarter of 2002, and none was outstanding at March 31, 2002.

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) changes to or elimination of Federal tax benefits for our products and other changes in laws and regulations (including those relating to the Federal Estate Tax Laws) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries, Massachusetts insurance law, and similar Canadian laws, may restrict the ability of John Hancock Life Insurance Company and Maritime Life Assurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies;
(5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

insurance sales are highly dependent on a third party distribution relationship;
(8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability;
(10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our shareholders; (13) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our shareholder rights plan, that will prevent or discourage takeovers and business combinations that our shareholders might otherwise consider to be in their best interests; (14) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (15) we face investment and credit losses relating to our investment portfolio (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners' codification of statutory accounting practices affected the statutory surplus of John Hancock Life Insurance Company;
(19) we may be unable to retain personnel who are key to our business; (20) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (22) while the Company is seeking to renew its catastrophic reinsurance coverage, if the Company were unable to acquire replacement catastrophic reinsurance coverage for individual life insurance products, which expired on December 31, 2001, and/or for its group life insurance products, which is due to expire on June 30, 2002, the Company's future net income and financial position could be adversely impacted.

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

      To mitigate these risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset / liability risk management (ALM) professionals centralizes the Life Insurance Company's and its subsidiaries' implementation of the interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy and with formal approval granted from the New York Insurance Department. The Company's use of derivative instruments is monitored on a regular basis by senior management and reviewed quarterly with the Company's Committee of Finance.

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

      The Company evaluates its investments in fixed income securities on a case by case basis for issues of collectibility. The Company's bond analysts operate in an industry-based, team-oriented structure that facilitates the evaluation of the Company's entire fixed income holdings quarterly and formal presentations to management twice annually. In addition, trading levels of publicly traded securities and other market factors and industry trends are followed and their impact on individual credits are assessed as they occur. Indenture covenants that provide the Company additional protection in the event of credit deterioration are also monitored continuously. When as a result of any of these analyses, management believes that the collectibility of any amounts owed is other than temporarily impaired, the underlying asset is written down to fair value.

      As of March 31, 2002 and December 31, 2001, the Company's fixed maturity portfolio was comprised of 88.4% and 88.3% investment grade securities and 11.6% and 11.7% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs, medium-term notes, or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this approach involves a duration mismatch tolerance of less than +/- .05 years (18 days), with other techniques used for limiting exposure to non-parallel risk. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, should interest rates increase by 100 basis points, the fair value of an asset with a 5-year duration is expected to decrease in value by approximately 5.0%. For non-guaranteed rate products we apply scenario-modeling techniques to develop investment policies with what we believe to be the optimal risk/return tradeoff given our risk constraints. Each scenario is based on near term reasonably possible hypothetical changes in interest rates that illustrate the potential impact of such events.

      As of March 31, 2002, there have been no material changes to the interest rate exposures as reported in the Company's 2001 Form 10-K.

      Derivative Instruments. The Company uses a variety of derivative financial instruments, including swaps, caps, floors, and exchange traded futures contracts, in accordance with Company policy. Permissible derivative applications include the reduction of economic risk (i.e., hedging) related to changes in yields, price, cash flows, and currency exchange rates. In addition, certain limited applications of "income generation" are allowed. Examples of this type of use include the purchase of call options to offset the sale of embedded options in Company liability issuance or the purchase of swaptions to offset the purchase of embedded put options in certain investments. The Company does not make a market or trade derivatives for speculative purposes.

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of March 31, 2002. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                                As of March 31, 2002
                                    ----------------------------------------------------------------------------------
                                                                                       Fair Value
                                                                  ----------------------------------------------------
                                                     Weighted
                                      Notional     Average Term   -100 Basis Point       As of       +100 Basis Point
                                       Amount        (Years)         Change (2)         3/31/02         Change (2)
                                    ----------------------------------------------------------------------------------
                                                    (in millions, except for weighted average term)
Interest rate swaps...............    $ 16,691.9        8.3           $ (360.9)        $ (311.2)         $ (217.7)
CMT swaps.........................         325.0        0.8                7.0              7.0               7.0
Futures contracts (1).............         233.7        6.6               (4.9)            (1.0)              4.5
Interest rate caps................         297.0        5.2                1.5              3.4               6.8
Interest rate floors..............       8,328.0        8.4              117.7             36.0              29.1
Swaptions.........................          30.0       23.2               (2.4)            (0.9)             (0.3)
                                    -------------                 ----------------------------------------------------
     Totals.......................    $ 25,905.6        8.2           $ (242.0)        $ (266.7)         $ (170.6)
                                    =============                 ====================================================

--------------
(1)   Represents the notional value on open contracts as of March 31, 2002.

(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

Our non-exchange-traded derivatives are exposed to the possibility of loss from a counterparty failing to perform its obligations under terms of the derivative contract. We believe the risk of incurring losses due to nonperformance by our counterparties is remote. To manage this risk, Company procedures include the
(a) on-going evaluation of each counterparty's credit ratings, (b) the application of credit limits and monitoring procedures based on a commercially available derivatives valuation and reporting system, (c) periodic reporting of each counterparty's "potential exposure", (d) master netting agreements and, where appropriate, (e) collateral agreements. Futures contracts trade on organized exchanges and, therefore, have effectively no credit risk.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

      We believe that the underlying case was incorrectly decided and there are promising grounds for challenging the District Court's decision. On May 14, 2001we filed an appeal, and on April 29, 2002 the Appeals Court heard oral arguments from the parties in the case. Although we believe that we have a strong position on the merits of the case, if unsuccessful, our ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, we do not believe that any such liability would be material in relation to our financial position or liquidity.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

b) Reports on Form 8-K.

On February 7, 2002, the Company filed a Current Report on Form 8-K, dated February 6, 2002 reporting under Item 5 thereof the Company's operating results for the year ended December 31, 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JOHN HANCOCK FINANCIAL SERVICES, INC.


Date: May 10, 2002                       By:  /s/ THOMAS E. MOLONEY
                                             ----------------------------------
                                             Thomas E. Moloney
                                             Senior Executive Vice President and
                                             Chief Financial Officer