Form 10-Q/A
period 2002-06-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2002-08-14
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                   290,305,166

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

EXPLANATORY NOTE

This Form 10-Q/A is being filed to include in the Form 10-Q filed as of August 14, 2002, the exhibits, specified in Item 6 below, which were inadvertently omitted.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a)   Exhibits

Exhibit
Number                             Description
------                             -----------

4.1 Amended and Restated Rights Agreement, dated as of June 21, 2002, between John Hancock Financial Services, Inc., a Delaware corporation, and EquiServe Trust Company, N.A., a national banking association. (+)

10.12. Form of Promissory Note for stock ownership loan program (*)(@)

10.13. Form of Capitalized Interest Note for stock ownership loan program (*)(@)

10.16 Second Amendment dated as of July 26, 2002 to the $1,000,000,000 Credit Agreement dated as of August 3, 2000, as amended, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, JPMorgan Chase, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, The Bank of New York, as Co-Documentation Agent (364-Day Revolver) and The Bank of Nova Scotia, as Co-Documentation Agent (364-Day Revolver)and Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Bookrunners and Joint Lead Arrangers. (*)

----------------
(+) Previously filed as Exhibit 8 to the John Hancock Financial Services, Inc.'s Form 8-A/A-1 Registration Statement (file number 333-87271), and incorporated herein by reference.
(*)   Filed herewith.
(@)   Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

            On May 3, 2002, the Company filed a Current Report on Form 8-K, dated May 2, 2002, reporting under Item 5 thereof the Company's operating results for the quarter ended March, 31, 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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