Form 10-Q
period 2002-09-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2002-11-13
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of November 8, 2002:

                                   288,113,359

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,
                                                                       2002        December 31,
                                                                    (Unaudited)        2001
                                                                    ---------------------------
                                                                           (in millions)
Assets

Investments
Fixed maturities:
  Held-to-maturity--at amortized cost
  (fair value: September 30-- $1,871.3; December 31--$1,914.1) ..   $ 1,812.5         $ 1,930.0
  Available-for-sale--at fair value
  (cost: September 30--$43,519.1; December 31--$38,742.0) .......    44,326.1          39,160.3
  Trading securities--at fair value
  (cost: September 30--$18.8; December 31-- $16.4) ..............        19.2              16.5
Equity securities:
  Available-for-sale--at fair value
  (cost: September 30--$652.9; December 31--$752.3) .............       692.6             886.8
  Trading securities--at fair value
  (cost: September 30--$297.4; December 31--$289.5) .............       253.9             304.1
Mortgage loans on real estate ...................................    11,734.5          10,993.2
Real estate .....................................................       356.2             442.4
Policy loans ....................................................     2,018.8           2,008.2
Short-term investments ..........................................        90.1             153.5
Other invested assets ...........................................     2,270.8           1,786.1
                                                                    ---------         ---------

  Total Investments .............................................    63,574.7          57,681.1

Cash and cash equivalents .......................................     1,067.9           1,313.7
Accrued investment income .......................................       856.8             782.1
Premiums and accounts receivable ................................       337.3             253.8
Deferred policy acquisition costs ...............................     3,877.7           3,717.4
Reinsurance recoverable .........................................     1,896.2           1,909.3
Other assets ....................................................     2,902.0           2,768.3
Separate account assets .........................................    19,622.8          22,718.5
                                                                    ---------         ---------

  Total Assets ..................................................   $94,135.4         $91,144.2
                                                                    =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                    September 30,
                                                                        2002       December 31,
                                                                    (Unaudited)       2001
                                                                     --------------------------
                                                                         (in millions)
Liabilities and Shareholders' Equity

Liabilities
Future policy benefits ...........................................   $38,073.4    $34,938.7
Policyholders' funds .............................................    22,492.6     20,762.8
Unearned revenue .................................................       863.2        809.3
Unpaid claims and claim expense reserves .........................       203.4        262.7
Dividends payable to policyholders ...............................       590.9        578.1
Short-term debt ..................................................       243.6         81.0
Long-term debt ...................................................     1,342.4      1,359.1
Income taxes .....................................................     1,025.5        866.9
Other liabilities ................................................     3,476.3      2,779.8
Separate account liabilities .....................................    19,622.8     22,718.5
                                                                     ---------    ---------

  Total Liabilities ..............................................    87,934.1     85,156.9

Minority interest ................................................       122.3        122.3

Commitments and contingencies - Note 3

Shareholders' Equity
Common stock, $.01 par value; 2.0 billion shares authorized;
  317.4 million and 315.9 million shares issued, respectively ....         3.2          3.2
Additional paid in capital .......................................     5,119.4      5,099.3
Retained earnings ................................................     1,609.6      1,206.7
Accumulated other comprehensive income ...........................       390.5        228.0
Treasury stock, at cost (29.0 million and 18.5 million
  shares, respectively) ..........................................    (1,043.7)      (672.2)
                                                                     ---------    ---------

  Total Shareholders' Equity .....................................     6,079.0      5,865.0
                                                                     ---------    ---------

  Total Liabilities and Shareholders' Equity .....................   $94,135.4    $91,144.2
                                                                     =========    =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended      Nine Months Ended
                                                                                        September 30,          September 30,
                                                                                      2002        2001        2002       2001
                                                                                   --------------------------------------------
                                                                                                   (in millions)
Revenues
   Premiums ....................................................................   $  806.7    $  717.3    $2,512.7    $2,589.3
   Universal life and investment-type product charges ..........................      212.7       199.8       613.5       561.4
   Net investment income .......................................................      968.6       992.8     2,917.6     2,969.7
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation ($27.4 and $23.5 for the three months ended September 30, 2002 and 2001 and $(5.6) and $13.2 for the nine months ended September 30, 2002 and September 30, 2001,
      respectively) ............................................................      (30.7)      (58.5)     (255.4)      (98.5)
   Investment management revenues, commissions and other fees ..................      124.8       143.7       405.3       450.2
   Other revenue ...............................................................       56.3        52.2       183.0       114.4
                                                                                   --------    --------    --------    --------

   Total revenues ..............................................................    2,138.4     2,047.3     6,376.7     6,586.5

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation
      ($10.9 and $22.7 for the three months ended September 30, 2002 and 2001 and $0.4 and $14.4 for the nine months ended September 30, 2002 and
      September 30, 2001, respectively) ........................................    1,303.4     1,267.9     4,002.2     4,119.4
   Other operating costs and expenses ..........................................      328.8       347.2     1,102.2     1,096.8
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses) ($16.5 and
      $0.8, for the three months ended September 30, 2002 and 2001 and $(6.0) and $(1.2) for the nine months ended September 30, 2002
      and September 30, 2001, respectively) ....................................      151.1        79.4       299.9       249.2
   Dividends to policyholders ..................................................      143.6       126.2       438.3       408.2
                                                                                   --------    --------    --------    --------

   Total benefits and expenses .................................................    1,926.9     1,820.7     5,842.6     5,873.6
                                                                                   --------    --------    --------    --------

Income before income taxes and cumulative
   effect of accounting changes ................................................      211.5       226.6       534.1       712.9
Income taxes ...................................................................       53.4        61.4       131.2       203.7
                                                                                   --------    --------    --------    --------

Income before cumulative effect of accounting changes ..........................      158.1       165.2       402.9       509.2

Cumulative effect of accounting changes, net of tax - Note 1 ...................         --          --          --         7.2
                                                                                   --------    --------    --------    --------

Net income .....................................................................   $  158.1    $  165.2    $  402.9    $  516.4
                                                                                   ========    ========    ========    ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                   Three Months Ended  Nine Months Ended
                                                      September 30,       September 30,
                                                     2002      2001     2002       2001
                                                   -------------------------------------
                                                   (in millions, except per share data)
Basic earnings per common share:

Income before cumulative effect of accounting
   changes .....................................   $  0.55   $  0.55   $  1.38   $  1.66

Cumulative effect of accounting changes,
   net of tax ..................................        --        --        --      0.02
                                                   -------   -------   -------   -------

Net income .....................................   $  0.55   $  0.55   $  1.38   $  1.68
                                                   =======   =======   =======   =======

Diluted earnings per common share:

Income before cumulative effect of accounting
   changes .....................................   $  0.54   $  0.54   $  1.37   $  1.65

Cumulative effect of accounting changes,
   net of tax ..................................        --        --        --      0.02
                                                   -------   -------   -------   -------

Net income .....................................   $  0.54   $  0.54   $  1.37   $  1.67
                                                   =======   =======   =======   =======

Share data:

Weighted-average shares used in basic earnings
   per common share calculations ...............     289.5     302.6     293.0     306.8

Dilutive securities:
Stock options ..................................       1.0       3.2       1.4       2.7
Non-vested stock ...............................       0.3       0.2       0.3       0.3
                                                   -------   -------   -------   -------

Weighted-average shares used in diluted earnings
   per common share calculations ...............     290.8     306.0     294.7     309.8
                                                   =======   =======   =======   =======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                Additional            Accumulated Other                Total      Outstanding
                                        Common   Paid In    Retained    Comprehensive    Treasury  Shareholders     Shares
                                        Stock    Capital    Earnings    Income (Loss)     Stock       Equity     (in thousands)
                                        ---------------------------------------------------------------------------------------
                                                               (in millions, except outstanding share data)

Balance at July 1, 2001 ............    $3.2    $5,094.4    $1,031.6        $262.4       $(402.9)     $5,988.7      304,265.4

Options exercised ..................                 1.7                                                   1.7          138.9
Restricted stock issued ............                  --                                                    --            0.1
Forfeitures of restricted stock                     (0.1)                                                 (0.1)          (9.9)
Issuance of shares for board
   compensation ....................                 0.1                                                   0.1            1.4
Treasury stock acquired ............                                                      (181.1)       (181.1)      (4,724.9)

Comprehensive income:
  Net income .......................                           165.2                                     165.2
Other comprehensive income, net
of tax:
  Net unrealized gains (losses) ....                                          41.2                        41.2
  Net accumulated gains (losses)
      on cash flow hedges ..........                                          34.2                        34.2
  Foreign currency translation
    adjustment .....................                                         (18.2)                      (18.2)
                                                                                                      ----------
Comprehensive income ...............                                                                     222.4
                                        -------------------------------------------------------------------------------------

Balance at September 30, 2001 ......    $3.2    $5,096.1    $1,196.8        $319.6       $(584.0)     $6,031.7      299,671.0
                                        ======================================================================================

Balance at July 1, 2002 ............    $3.2    $5,114.4    $1,451.5        $317.0       $(918.8)     $5,967.3      292,192.9

Options exercised ..................                 2.9                                                   2.9          205.6
Restricted stock amortization ......                 2.0                                                   2.0             --
Issuance of shares for board
   compensation ....................                 0.1                                                   0.1            1.9

Treasury stock acquired ............                                                      (124.9)       (124.9)      (4,046.5)

Comprehensive income:
  Net income .......................                           158.1                                     158.1
Other comprehensive income, net
of tax:
  Net unrealized gains (losses) ....                                         (67.2)                      (67.2)
  Net accumulated gains (losses)
    on cash flow hedges ............                                         161.6                       161.6
  Foreign currency translation
    adjustment .....................                                         (22.1)                      (22.1)
    Minimum pension liability ......                                           1.2                         1.2
                                                                                                      ----------
Comprehensive income ...............                                                                     231.6
                                        ---------------------------------------------------------------------------------------
Balance at September 30, 2002 ......    $3.2    $5,119.4    $1,609.6        $390.5     $(1,043.7)     $6,079.0      288,353.9
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                       Additional            Accumulated Other              Total      Outstanding
                                               Common   Paid In    Retained    Comprehensive   Treasury Shareholders'    Shares
                                               Stock    Capital    Earnings    Income (Loss)    Stock      Equity    (in thousands)
                                               ------------------------------------------------------------------------------------
                                                                 (in millions, except outstanding share data)

Balance at January 1, 2001 ............        $3.2    $5,086.4    $  680.4      $ 77.3   $   (91.8)      $5,755.5        311,988.9

Options exercised .....................                     9.7                                                9.7            738.2
Restricted stock issued ...............                     0.1                                                0.1             56.1
Forfeitures of restricted stock .......                    (0.2)                                              (0.2)           (11.1)
Issuance of shares for board
   compensations ......................                     0.1                                                0.1              1.4
Treasury stock acquired ...............                                                      (492.2)        (492.2)       (13,102.5)

Comprehensive income:
   Net income .........................                               516.4                                  516.4
Other comprehensive income, net of tax:
   Net unrealized gains (losses) ......                                            22.0                       22.0
   Net accumulated gains (losses)
     on cash flow hedges ..............                                            14.2                       14.2
   Foreign currency translation
     adjustment .......................                                           (21.5)                     (21.5)
                                                                                                          --------
Comprehensive income ..................                                                                      531.1

Change in accounting principles, net
   of tax -- Note 1 ...................                                           227.6                      227.6
                                               ------------------------------------------------------------------------------------

Balance at September 30, 2001 .........        $3.2    $5,096.1    $1,196.8      $319.6   $  (584.0)      $6,031.7        299,671.0
                                               ====================================================================================

Balance at January 1, 2002 ............        $3.2    $5,099.3    $1,206.7      $228.0   $  (672.2)      $5,865.0        297,430.1

Options exercised .....................                    12.4                                               12.4            847.7
Restricted stock issued ...............                     4.4                                                4.4            637.8
Restricted stock amortization .........                     3.1                                                3.1
Forfeitures of restricted stock .......                    (0.1)                                              (0.1)            (8.7)
Issuance of shares for board
   compensation .......................                     0.3                                                0.3              5.1
Treasury stock acquired ...............                                                      (371.5)        (371.5)       (10,558.1)

Comprehensive income:
   Net income .........................                               402.9                                  402.9
Other comprehensive income, net of tax:
   Net unrealized gains (losses) ......                                           (24.6)                     (24.6)
   Net accumulated gains (losses)
     on cash flow hedges ..............                                           176.9                      176.9
   Foreign currency translation
     adjustment .......................                                             6.5                        6.5
   Minimum pension liability ..........                                             3.7                        3.7
                                                                                                          --------
Comprehensive income ..................                                                                      565.4
                                               ------------------------------------------------------------------------------------

Balance at September 30, 2002 .........        $3.2    $5,119.4    $1,609.6      $390.5   $(1,043.7)      $6,079.0        288,353.9
                                               ====================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      2002         2001
                                                                  -------------------------
                                                                   (in millions)
Cash flows from operating activities:
  Net income .................................................    $    402.9     $    516.4
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization of discount - fixed maturities ..............         (89.6)        (119.7)
    Net realized investment and other losses .................         255.4           98.5
    Change in deferred policy acquisition costs ..............        (216.2)        (163.6)
    Depreciation and amortization ............................          47.5           60.4
    Net cash flows from trading securities ...................          47.5          (34.4)
    Increase in accrued investment income ....................         (74.7)        (107.5)
    Increase (decrease) in premiums and accounts receivable ..         (83.5)          12.4
    Increase in other assets and other liabilities, net ......         (35.9)        (176.3)
    Increase in policy liabilities and accruals, net .........       1,551.8        1,478.4
    Increase in income taxes .................................          77.3          237.6
                                                                  ----------     ----------

      Net cash provided by operating activities ..............       1,882.5        1,802.2

Cash flows from investing activities:
  Sales of:
    Fixed maturities available-for-sale ......................       3,706.3       14,294.5
    Equity securities available-for-sale .....................         328.4          337.0
    Real estate ..............................................          70.2            4.3
    Short-term investments and other invested assets .........          89.8          118.6
  Maturities, prepayments and scheduled redemptions of:
    Fixed maturities held-to-maturity ........................         131.1          181.0
    Fixed maturities available-for-sale ......................       2,281.6        2,358.5
    Short-term investments and other invested assets .........         369.7          174.7
    Mortgage loans on real estate ............................         990.9        1,099.8
  Purchases of:
    Fixed maturities held-to-maturity ........................         (11.8)         (31.9)
    Fixed maturities available-for-sale ......................     (10,506.7)     (22,566.4)
    Equity securities available-for-sale .....................        (153.7)        (197.2)
    Real estate ..............................................         (14.3)          (5.5)
    Short-term investments and other invested assets .........        (750.7)        (412.0)
    Mortgage loans on real estate issued .....................      (1,655.5)      (1,071.9)
    Net cash paid related to acquisition of business .........            --          (28.2)
    Other, net ...............................................          32.4           53.1
                                                                  ----------     ----------

      Net cash used in investing activities ..................    $ (5,092.3)    $ (5,691.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2002          2001
                                                               ------------------------
                                                                  (in millions)
Cash flows from financing activities:
  Acquisition of treasury stock ...........................    $  (371.5)    $  (492.2)
  Universal life and investment-type contract deposits ....      7,474.9       8,256.9
  Universal life and investment-type contract maturities
    and withdrawals .......................................     (4,287.3)     (6,142.6)
  Issuance of long-term debt ..............................           --         145.2
  Issuance of short-term debt .............................         69.0            --
  Repayment of long-term debt .............................        (47.9)           --
  Repayment of short-term debt ............................        (18.0)        (14.0)
  Net increase (decrease) in commercial paper .............        144.8         195.0
                                                               ---------     ---------

      Net cash provided by financing activities ...........      2,964.0       1,948.3
                                                               ---------     ---------

      Net decrease in cash and cash equivalents ...........       (245.8)     (1,941.1)

      Cash and cash equivalents at beginning of period ....      1,313.7       3,280.0
                                                               ---------     ---------

      Cash and cash equivalents at end of period ..........    $ 1,067.9     $ 1,338.9
                                                               =========     =========

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K). The Company's financial statements, press releases, analyst supplements and other information are available on the internet at www.jhancock.com, under the link labeled "Investor Relations." In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The acquisitions described below were recorded under the purchase method of accounting and, accordingly, the operating results of the acquired operations have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values, if any, recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses. The following table presents actual and proforma data for comparative purposes, of revenue, net income and diluted earnings per common share for the periods indicated to demonstrate the proforma effect of the acquisitions as if they occurred on January 1, 2001.

                             Three Months Ended September 30,      Nine months Ended September 30,
                                           2001                                 2001
                              2002       Proforma      2001         2002      Proforma       2001
                          ----------------------------------------------------------------------------
                                        (unaudited)                         (unaudited)
                                           (in millions, except per-share data)
Revenue .............      $ 2,138.4   $ 2,122.7   $ 2,047.3      $ 6,376.7   $ 6,706.1   $ 6,586.5

Net income ..........      $   158.1   $   165.5   $   165.2      $   402.9   $   519.7   $   516.4

Earnings per share ..      $    0.54   $    0.55   $    0.54      $    1.37   $    1.69   $    1.67

On October 1, 2001, The Maritime Life Assurance Company (Maritime Life), a majority owned Canadian subsidiary of the Company, completed its purchase of all of the shares of Royal & Sun Alliance Life Insurance Company of Canada (RSAF) for an amount of approximately $149.9 million. RSAF's business includes life insurance, guaranteed interest savings and retirement products. The net income relating to the acquired operations included in the Company's results for the three and nine month periods ended September 30, 2002 was approximately $1.2 million and $3.6 million, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit) purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The net losses relating to the acquired operations included in the Company's results for the three and nine month periods ended September 30, 2002 were $(2.3) million and $(3.6) million, respectively.

Deferred Policy Acquisition Costs and Unearned Revenue

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates and expense levels. As of September 30, 2002, the Company's deferred policy acquisition costs are deemed recoverable. Similarly, any amounts assessed for services to be provided over future periods are recorded as unearned revenue. For non-participating term life and long-term care insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results, less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs and revenues are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges, investment results, and mortality and expense margins.

In the development of expected gross profits, the Company is required to estimate the growth in the policyholder account balances upon which certain asset based fees are charged. In doing so, the Company assumes that, over the long term, account balances will grow from investment performance. The rate of growth takes into account the current fixed income/equity mix of account balances as well as historical fixed income and equity returns. The Company also assumes that historical variances from the long term rate will reverse over the next five year period. The resulting rates for the next five years are reviewed for reasonableness, and they are raised or lowered if they produce an annual growth rate that the Company believes to be unreasonable.

The effects on the amortization of deferred policy acquisition costs and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At September 30, 2002, the average discount rate was 8.4% for participating traditional life insurance products and 6.2% for universal life products, and the total amortization period life was 30 years for both participating traditional life insurance products and universal life products.

As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life and variable annuity businesses. First, we lowered the long-term growth rate assumption from 9%, to 8%, gross of fees. Second, we lowered the average rates for the next five years from the mid-teens to 13%. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively elsewhere in this document as the Q3 unlocking. The results of these changes in assumptions at September 30, 2002 was a net write-off of deferred policy acquisition costs of $36.1 million in the variable annuity business in the Asset Gathering Segment and $13.1 million (net of $12.3 million of unearned revenue and $2.5 million in policy benefit reserves) in the variable life business in the Protection Segment. The impact on net income of the Q3 unlocking was approximately $27.5 million, or $0.09 diluted earnings per share. Total amortization of deferred policy acquisition costs, including the write-offs mentioned previously, was $151.1 million and $79.4 million for the three month periods ended September 30, 2002 and 2001, respectively, and $299.9 million and $249.2 million for the nine month periods ended September 30, 2002 and 2001, respectively.

Amortization of deferred policy acquisition costs is allocated to: (1) net realized investment and other gains (losses) for those products in which such gains (losses) have a direct impact on the amortization of deferred policy acquisition costs; (2) unrealized investment gains and losses, net of tax, to provide for the effect on the deferred policy acquisition cost assets that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and (3) a separate component of benefits

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

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

Severance

During the three and nine month periods ended September 30, 2002, the Company continued its ongoing Competitive Position Project. This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and is expected to continue through at least 2003. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the project, approximately 1,340 employees have been terminated. As of September 30, 2002 and December 31, 2001, the liability for employee termination costs, included in other liabilities was $12.1 million and $18.8 million, respectively. Employee termination costs, net of related pension and other post employment benefit curtailment gains, are included in other operating costs and expenses and were $6.6 million and $4.4 million for the three month periods ended September 30, 2002 and 2001 and $15.6 million and $35.0 million for the nine month periods ended September 30, 2002 and 2001, respectively. Benefits paid since the inception of the project were $95.6 million through September 30, 2002.

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

Recent Accounting Pronouncements

On October 1, 2002, the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of liabilities for exit or disposal costs, including restructuring costs, when the costs are actually incurred, instead of when a formal plan of action is committed to. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's Competitive Positioning Project is expected to continue through at least 2003. The Company intends to continue its restructuring

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

activities in 2003, however, the Company cannot estimate the amounts, or the timing of recognition, of these future restructuring liabilities, nor can it estimate the impact of any changes to the timing of recognition of these liabilities as a result of adopting SFAS No. 146 in 2002.

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company has performed the required initial impairment tests of goodwill as of January 1, 2002 based on the guidance in SFAS No. 142. The Company evaluated the goodwill of each reporting unit for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. No goodwill impairments resulted from these required impairment tests. The Company plans on performing the first annual goodwill impairment tests in the fourth quarter of 2002.

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP details accounting requirements for the demutualization of mutual insurance companies. The SOP required demutualized insurance companies to standardize the presentation of demutualization expenses and presentation of the closed block in their financial statements. The adoption of SOP 00-3 also resulted in the recognition of a policyholder dividend obligation, which represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization. Adoption of SOP 00-3 resulted in a decrease of net income of $5.9 million and $3.4 million, and a decrease in diluted earnings per share of $0.02 and $0.01, for the three and nine month periods ended September 30, 2001, respectively. Previously reported net income for the three month period ended September 30, 2001 included net investment income and net realized investment and other gains (losses) that were better than expected at the date of demutualization, offset by lower than expected gains from mortality and lapse. Previously reported net income for the nine month period ended September 30, 2001 included better than expected net investment income and mortality and lapse experience, offset by lower net realized investment and other gains (losses).

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

The following table summarizes selected financial information by segment for the periods and dates indicated, and reconcile segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block see Note 4 -- Closed Block in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2001 Form 10-K.

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

(ii) benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving a dispute regarding disclosure of costs on various modes of life insurance policy premium payment;

(iii) restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office;

(iv)  cumulative effect of accounting changes; and

(v) the surplus tax on mutual life insurance companies which, as a stock company is no longer applicable to the Company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                                     Asset                   Investment    Corporate
                                                       Protection  Gathering      G&SFP      Management    and Other   Consolidated
                                                       ----------------------------------------------------------------------------
                                                                                     (in millions)
As of or for the three months ended
September 30, 2002
Revenues:
   Revenues from external customers .............   $   569.0    $   132.1    $    47.7     $   21.6    $   431.0         $ 1,201.4
   Net investment income ........................       334.1        147.9        431.0          3.3         52.3             968.6
   Inter-segment revenues .......................          --          0.8           --          5.6         (6.4)               --
                                                    -------------------------------------------------------------------------------
   Segment revenues .............................       903.1        280.8        478.7         30.5        476.9           2,170.0
   Net realized investment and other
      gains (losses) ............................       (18.2)        52.6        (74.6)          --          8.6             (31.6)
                                                    -------------------------------------------------------------------------------
   Revenues .....................................   $   884.9    $   333.4    $   404.1     $   30.5    $   485.5         $ 2,138.4
                                                    ===============================================================================
Net Income:
   Segment after-tax operating income ...........       $67.3    $    14.6    $    75.9     $    4.5    $    23.5         $   185.8
   Net realized investment and other
      gains (losses) ............................       (11.1)        34.5        (47.4)        (0.1)         0.4             (23.7)
   Restructuring charges ........................        (0.6)        (3.1)          --           --         (0.3)             (4.0)
                                                    -------------------------------------------------------------------------------
   Net income ...................................   $    55.6    $    46.0    $    28.5     $    4.4    $    23.6         $   158.1
                                                    ===============================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ........        $2.9    $     0.8    $     5.9     $   (0.1)   $    (3.0)        $     6.5
   Amortization of deferred policy
      acquisition costs, excluding
      amounts related to net realized
      investment and other gains (losses) .......        71.7         66.9          0.5           --         12.0             151.1
   Segment assets ...............................   $29,636.6    $15,350.0    $33,300.0     $2,258.0    $13,590.8         $94,135.4

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                                                Asset     Investment   Corporate
                                                  Protection    Gathering       G&SFP     Management   and Other  Consolidated
                                                  ----------------------------------------------------------------------------
                                                                                  (in millions)
As of or for the three months ended
September 30, 2001
Revenues:
   Revenues from external customers ........      $   521.3    $   165.3    $    38.4     $   17.8    $   371.2      $ 1,114.0
   Net investment income ...................          319.9        130.9        455.5          8.9         77.6          992.8
   Inter-segment revenues ..................             --           --           --          6.5         (6.5)            --
                                                  ----------------------------------------------------------------------------
   Segment revenues ........................          841.2        296.2        493.9         33.2        442.3        2,106.8
   Net realized investment and other
      gains (losses) .......................           (4.5)         9.7        (57.8)          --         (6.9)         (59.5)
                                                  ----------------------------------------------------------------------------
   Revenues ................................      $   836.7    $   305.9    $   436.1     $   33.2    $   435.4      $ 2,047.3
                                                  ============================================================================
Net Income:
   Segment after-tax operating income ......      $    69.4    $    41.0    $    61.9     $    7.0    $    22.3      $   201.6
   Net realized investment and other
      gains (losses) .......................           (2.9)         6.6        (36.9)          --         (4.0)         (37.2)
   Restructuring charges ...................           (1.0)        (0.3)          --         (0.2)        (1.5)          (3.0)
   Surplus tax .............................            1.5           --          2.1           --          0.2            3.8
                                                  ----------------------------------------------------------------------------
   Net income ..............................      $    67.0    $    47.3    $    27.1     $    6.8    $    17.0      $   165.2
                                                  ============================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ...      $     5.1    $     2.2    $     7.9     $    3.4    $    (7.3)     $    11.3
   Amortization of deferred policy
      acquisition costs, excluding
      amounts related to net realized
      investment and other gains
      (losses) .............................           46.7         22.5          0.4           --          9.8           79.4
   Segment assets ..........................      $27,421.2    $13,835.4    $31,741.7     $2,792.9    $12,373.2      $88,164.4

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                                             Asset      Investment   Corporate
                                                Protection     Gathering     G&SFP      Management   and Other   Consolidated
                                                -----------------------------------------------------------------------------
                                                                                 (in millions)
As of or for the nine months ended
September 30, 2002
Revenues:
   Revenues from external
      customers ...........................     $ 1,653.7    $   419.5    $   314.2     $   61.4    $ 1,267.6       $ 3,716.4
   Net investment income ..................         987.0        418.9      1,283.6         10.9        217.2         2,917.6
   Inter-segment revenues .................            --          0.8           --         22.1        (22.9)             --
                                                -----------------------------------------------------------------------------
   Segment revenues .......................       2,640.7        839.2      1,597.8         94.4      1,461.9         6,634.0
   Net realized investment and other
      gains (losses) ......................         (75.3)         8.2       (182.9)         0.6         (7.9)         (257.3)
                                                -----------------------------------------------------------------------------
   Revenues ...............................     $ 2,565.4    $   847.4    $ 1,414.9     $   95.0    $ 1,454.0       $ 6,376.7
                                                =============================================================================
Net Income:
   Segment after-tax operating
      income ..............................     $   216.8    $    95.2    $   218.7     $   16.8    $    54.6       $   602.1
   Net realized investment and other
       gains (losses) .....................         (48.0)         6.5       (116.8)         0.4        (13.0)         (170.9)
   Class action lawsuit ...................         (18.7)          --           --           --         (0.8)          (19.5)
   Restructuring charges ..................          (4.7)        (5.0)        (0.5)        (0.2)         1.6            (8.8)
                                                -----------------------------------------------------------------------------
   Net income .............................     $   145.4    $    96.7    $   101.4     $   17.0    $    42.4       $   402.9
                                                =============================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ..     $    12.4    $     5.9    $    24.7           --    $     8.4       $    51.4
   Amortization of deferred policy
      acquisition costs, excluding
      amounts related to net realized
      investment and other gains
      (losses) ............................         149.5        117.3          1.6           --         31.5           299.9
   Segment assets .........................     $29,636.6    $15,350.0    $33,300.0     $2,258.0    $13,590.8       $94,135.4

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                                 Asset                    Investment  Corporate
                                                 Protection     Gathering     G&SFP       Management  and Other   Consolidated
                                                 -----------------------------------------------------------------------------
                                                                                (in millions)
As of or for the nine months ended
September 30, 2001
Revenues:
   Revenues from external customers .......      $ 1,539.6    $   506.5    $   482.8    $    60.4    $ 1,129.5    $ 3,718.8
   Net investment income ..................          944.7        373.5      1,387.3         18.1        246.1      2,969.7
   Inter-segment revenues .................             --           --           --         21.2        (21.2)          --
                                                 --------------------------------------------------------------------------
   Segment revenues .......................        2,484.3        880.0      1,870.1         99.7      1,354.4      6,688.5
   Net realized investment and other
      gains (losses) ......................          (38.5)        (1.5)       (81.3)        (0.1)        19.4       (102.0)
                                                 --------------------------------------------------------------------------
   Revenues ...............................      $ 2,445.8    $   878.5    $ 1,788.8    $    99.6    $ 1,373.8    $ 6,586.5
                                                 ==========================================================================
Net Income:
   Segment after-tax operating income .....      $   221.0    $   109.9    $   180.5    $    17.0    $    62.6    $   591.0
   Net realized investment and other
      gains (losses) ......................          (23.6)          --        (51.3)        (0.1)        11.7        (63.3)
   Restructuring charges ..................           (3.8)       (15.4)        (0.7)        (0.7)        (1.7)       (22.3)
   Surplus tax ............................            1.5           --          2.1           --          0.2          3.8
   Cumulative effect of accounting
      changes, net of tax .................           11.7         (0.5)        (1.2)        (0.2)        (2.6)         7.2
                                                 --------------------------------------------------------------------------
   Net income .............................      $   206.8    $    94.0    $   129.4    $    16.0    $    70.2    $   516.4
                                                 ==========================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ..      $     9.9    $     6.1    $    16.0    $     3.8    $    21.0    $    56.8
   Amortization of deferred policy
      acquisition costs, excluding
      amounts related to net realized
      investment and other gains
      (losses) ............................          139.1         59.5          1.9           --         48.7        249.2
   Segment assets .........................      $27,421.2    $13,835.4    $31,741.7    $ 2,792.9    $12,373.2    $88,164.4

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Contingencies

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $16.8 million and $52.7 million at September 30, 2002 and December 31, 2001, respectively. There were no costs related to the settlement incurred for the three and nine months ended September 30, 2002. An adjustment of $19.5 million, after-tax, was recorded to the settlement reserve in the fourth quarter of 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

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

Administration of the ADR component of the settlement continues to date. We continue to evaluate the reserve estimate quarterly. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

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

On May 14, 2001 the Company filed an appeal in this case. On August 20, 2002, the Second Circuit Court of Appeals issued a ruling, affirming in part, reversing in part, and vacating in part the District Court's judgment in this case. The Second Circuit Court of Appeals' opinion overturned substantial portions of the District Court's opinion, representing the vast majority of the lower court's award of damages and fees, and sent the matter back to the District Court for further proceedings. The matter remains in litigation, and no final judgment has been entered.

Notwithstanding what the Company believes to be the merits of its position in this case, if unsuccessful, its ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, the Company does not believe that any such liability would be material in relation to its financial position or liquidity.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Contingencies - (Continued)

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of September 30, 2002, would not be material.

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

Other Matters

In the normal course of its business operations, the Company is involved in litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2002. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

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

                                                                       September 30,
                                                                          2002         December 31,
                                                                       (unaudited)        2001
                                                                       ----------------------------
                                                                               (in millions)
Liabilities
Future policy benefits .............................................   $10,403.8          $10,198.7
Policyholder dividend obligation ...................................       319.0              251.2
Policyholders' funds ...............................................     1,493.9            1,460.9
Policyholder dividends payable .....................................       443.4              433.4
Other closed block liabilities .....................................       125.1               53.7
                                                                       ----------------------------
  Total closed block liabilities ...................................    12,785.2           12,397.9
                                                                       ----------------------------

Assets
Investments
Fixed maturities:
  Held-to-maturity--at amortized cost
    (fair value: September 30--$98.7; December 31--$100.7) .........        92.8              103.3
  Available-for-sale--at fair value
    (cost: September 30--$ 5,506.7; December 31--$5,204.0) .........     5,729.4            5,320.7
Equity securities:
  Available-for-sale--at fair value
    (cost: September 30--$ 10.8; December 31--$8.8) ................        13.4               13.4
Mortgage loans on real estate ......................................     1,813.7            1,837.0
Policy loans .......................................................     1,553.1            1,551.9
Other invested assets ..............................................       175.5               83.1
                                                                       ----------------------------
  Total investments ................................................     9,377.9            8,909.4

Cash and cash equivalents ..........................................       171.4              192.1
Accrued investment income ..........................................       160.7              158.9
Other closed block assets ..........................................       309.0              297.5
                                                                       ----------------------------
  Total closed block assets ........................................    10,019.0            9,557.9
                                                                       ----------------------------

Excess of reported closed block liabilities over assets
  designated to the closed block ...................................     2,766.2            2,840.0
                                                                       ----------------------------

Portion of above representing other comprehensive income:
  Unrealized appreciation (depreciation), net of tax of $77.2 million and $43.3 million at September 30 and December 31,
    respectively ...................................................       143.2               80.1
  Allocated to the policyholder dividend obligation, net of tax of
    $84.2 million and $50.8 million at September 30 and December 31,
    respectively ...................................................      (156.3)             (94.4)
                                                                       ----------------------------
      Total ........................................................       (13.1)             (14.3)
                                                                       ----------------------------

Maximum future earnings to be recognized from closed block
  assets and liabilities ...........................................   $ 2,753.1          $ 2,825.7
                                                                       ============================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Closed Block - (Continued)

                                                              September 30,
                                                                 2002          December 31,
                                                              (unaudited)         2001
                                                              ----------------------------
                                                                     (in millions)
Change in the policyholder dividend obligation:
  Balance at beginning of period ..........................   $251.2                $ 77.0
    Impact on net income before income taxes ..............    (27.5)                 42.5
    Unrealized investment gains (losses) ..................     95.3                  67.1
    Cumulative effect of change in accounting principle (1)       --                  64.6
                                                              ----------------------------

  Balance at end of period ................................   $319.0                $251.2
                                                              ============================

(1) The cumulative effect of change in accounting principle represents the impact of transferring fixed maturities from held-to-maturity to available-for-sale as part of the adoption of SFAS No. 133 effective January 1, 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                                     Three Months Ended      Nine Months Ended
                                                                                        September 30,          September 30,
                                                                                      2002        2001        2002        2001
                                                                                      -----------------------------------------
                                                                                                   (in millions)
Revenues
   Premiums ....................................................................     $236.1      $226.8    $  704.1    $  672.1
   Net investment income .......................................................      166.2       167.6       499.4       500.0

    Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $21.9 million and $8.7 million for the three months ended September 30, 2002 and 2001, respectively and $19.3 million and $0.9 million for the nine months ended September 30, 2002 and
      2001, respectively .......................................................       (1.2)       (1.5)       (3.9)       (4.4)
   Other closed block revenues .................................................        0.1         0.1         0.1         0.4
                                                                                     ------------------------------------------
      Total closed block revenues ..............................................      401.2       393.0     1,199.7     1,168.1

Benefits and Expenses
   Benefits to policyholders ...................................................      252.7       248.6       762.2       717.3
   Change in the policyholder dividend obligation ..............................       (7.7)        0.4       (43.4)        5.4
   Other closed block operating costs and expenses .............................       (1.7)       (2.7)       (3.9)       (6.6)
   Dividends to policyholders ..................................................      121.1       108.1       374.6       336.2
                                                                                     ------------------------------------------
      Total benefits and expenses ..............................................      364.4       354.4     1,089.5     1,052.3
                                                                                     ------------------------------------------

   Closed block revenues, net of closed block benefits and expenses, before
      income taxes and cumulative effect of accounting change ..................       36.8        38.6       110.2       115.8
   Income taxes, net of amounts credited to the policyholder dividend obligation of $(0.3) million and $3.3 million for the three months ended
      September 30, 2002 and 2001, respectively and $(3.4) million and $2.0 million for the nine months ended September 30, 2002 and 2001,
      respectively .............................................................       12.5        13.1        37.5        39.3
                                                                                     ------------------------------------------

      Closed block revenues, net of closed block benefits and expenses, income
          taxes before the cumulative effect of accounting change ..............       24.3        25.5        72.7        76.5
                                                                                     ------------------------------------------
      Cumulative effect of accounting change, net of tax, and net of amounts credited to policyholder dividend obligation of $(1.4) million
        for the nine months ended September 30, 2001 (1) .......................         --          --          --          --
                                                                                     ------------------------------------------
        Closed block revenues, net of closed block benefits and expenses, income
        taxes and the cumulative effect of accounting change ...................     $ 24.3      $ 25.5    $   72.7    $   76.5
                                                                                     ==========================================

(1) The cumulative effect of change in accounting principle represents the adoption of SFAS No. 133, effective January 1, 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Goodwill and Value of Business Acquired

The Company's purchased intangible assets include goodwill and the value of business acquired. The excess of the cost over the fair value of identifiable assets acquired in business combinations is recorded as goodwill. The present value of estimated future profits of insurance policies in force related to businesses acquired is recorded as the value of business acquired (VOBA).

The following tables set forth certain summarized financial information relating to goodwill and VOBA as of the dates and periods indicated.

                                                                       Accummulated
                                                     Gross Carrying    Amortization        Net Carrying
                                                         Amount      and Other Changes        Amount
                                                     ---------------------------------------------------
                                                                       (in millions)
September 30, 2002 Unamortizable intangible assets:
   Goodwill .......................................      $346.5            $(72.9)            $273.6
Amortizable intangible assets:
   VOBA ...........................................      $398.7            $(18.6)            $380.1

September 30, 2001 Unamortizable intangible assets:
   Goodwill .......................................      $276.6            $(68.8)            $207.8
Amortizable intangible assets:
   VOBA ...........................................      $348.3            $(20.1)            $328.2

                                                          Three Months Ended       Nine Months Ended
Amortization expense                                         September 30,             September 30,
                                                          2002           2001      2002         2001
                                                         -------------------------------------------
                                                                        (in millions)
Goodwill, net of tax of $0.9 million and $2.7 million
   for the three and nine month periods ended
   September 30, 2001, respectively ..................     --           $ 3.2      --           $9.6


VOBA, net of tax of $0.2 million and $(0.2) million
   for the three month periods ended September 30,
   2002 and 2001, respectively, and net of tax of $0.5
   million and $(0.2) million, for the nine month
   periods ended September 30, 2002 and 2001,
   respectively ......................................   $0.3           $(0.5)    $1.0         $(0.9)

Estimated  future  amortization  expense  for the  years
ended December 31,                                              Tax Effect        Net Expense
                                                                -----------------------------
                                                                        (in millions)
2002 .................................................             $1.1                $2.1

2003 .................................................             $1.8                $3.3

2004 .................................................             $2.1                $3.7

2005 .................................................             $2.2                $4.1

2006 .................................................             $2.5                $4.5

2007 .................................................             $2.4                $4.4

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Goodwill and Value of Business Acquired - (Continued)

The changes in the carrying value of goodwill, presented for each business segment, for the periods indicated, are as follows:

                                                             Asset                 Investment    Corporate
                                              Protection   Gathering      G&SFP    Management    and Other   Consolidated
                                              ---------------------------------------------------------------------------
                                                                              (in millions)
Goodwill balance at July 1, 2002 .........       $66.1       $42.1          --        $0.4         $172.3       $280.9
Changes to goodwill:
    Foreign currency translation
       adjustment (1) ....................          --          --          --          --           (7.3)        (7.3)
                                              ---------------------------------------------------------------------------
Goodwill balance at September 30, 2002 ...       $66.1       $42.1          --        $0.4         $165.0       $273.6
                                              ===========================================================================

(1) Goodwill related to Maritime Life is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.

                                                             Asset                 Investment    Corporate
                                              Protection   Gathering      G&SFP    Management    and Other   Consolidated
                                              ---------------------------------------------------------------------------
                                                                              (in millions)

Goodwill balance at January 1, 2002 ......       $73.5       $42.1          --        $0.4         $164.0       $280.0
Changes to goodwill:
    Goodwill acquired during the
      period (1) .........................          --          --          --          --            0.5          0.5
    Foreign currency translation
      adjustment (2) .....................          --          --          --          --            0.5          0.5
    Other changes (3) ....................        (7.4)         --          --          --             --         (7.4)
                                              ---------------------------------------------------------------------------
Goodwill balance at September 30, 2002 ...       $66.1       $42.1          --        $0.4         $165.0       $273.6
                                              ===========================================================================

(1) RSAF purchase price adjustments made during the first quarter of 2002 resulted in an adjustment to the goodwill relating to RSAF of $0.5 million.
(2) Goodwill related to Maritime Life is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(3) Purchase price negotiations with Fortis, Inc. were concluded during the first quarter of 2002, resulting in an adjustment of $(7.3) million to the goodwill related to the Company's 1999 acquisition of Fortis' long term care insurance business. Legal fees associated with these negotiations were finalized in the second quarter of 2002, resulting in a further adjustment to goodwill of $(0.1) million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Goodwill and Value of Business Acquired - (Continued)

The changes in the carrying value of VOBA, presented for each business segment, for the periods indicated, are as follows:

                                                         Asset                Investmen   Corporate
                                           Protection   Gathering   G&SFP     Management  and Other  Consolidated
                                          -----------------------------------------------------------------------
                                                                     (in millions)

VOBA balance at July 1, 2002 .........        $142.8        --       --           --       $258.4        $401.2
Amortization and other changes:
    Amortization .....................          (1.3)       --       --           --          0.8          (0.5)
    Change in unrealized
      gains on securities
      available-for-sale .............          (0.6)       --       --           --         (9.2)         (9.8)
    Foreign currency translation
      adjustment (1) .................            --        --       --           --        (10.8)        (10.8)
                                          -----------------------------------------------------------------------
VOBA balance at September 30, 2002 ...        $140.9        --       --           --       $239.2        $380.1
                                          =======================================================================

(1) VOBA related to Maritime Life is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.

                                                          Asset                Investmen   Corporate
                                            Protection   Gathering   G&SFP     Management  and Other  Consolidated
                                          ------------------------------------------------------------------------
                                                                      (in millions)

VOBA balance at January 1, 2002 ......         $145.2        --       --           --       $245.5        $390.7
Amortization and other changes:
    Amortization .....................           (3.8)       --       --           --          2.3          (1.5)
    Change in unrealized
      gains on securities
      available-for-sale .............           (0.5)       --       --           --         (9.5)        (10.0)
    Foreign currency translation
      adjustment (1) .................             --        --       --           --          0.9           0.9
                                          ------------------------------------------------------------------------
VOBA balance at September 30, 2002 ...         $140.9        --       --           --       $239.2        $380.1
                                          ========================================================================

(1) VOBA related to Maritime Life is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Goodwill and Value of Business Acquired - (Continued)

The net income of the Company, if the Company had not amortized goodwill prior to the adoption of SFAS No. 142, would have been as follows:

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                            2002          2001          2002           2001
                                            -----------------------------------------------
                                                 (in millions, except per-share data)
Net income:
As reported ...........................     $158.1       $165.2       $402.9          $516.4
Goodwill amortization, net of tax .....         --          3.2           --             9.6
                                            -------------------       ----------------------
Proforma (unaudited) ..................     $158.1       $168.4       $402.9          $526.0
                                            ===================       ======================

Basic earnings per common share:
As reported ...........................     $ 0.55       $ 0.55       $ 1.38          $ 1.68
Goodwill amortization, net of tax .....         --         0.01           --            0.03
                                            -------------------       ----------------------
Proforma (unaudited) ..................     $ 0.55       $$0.56       $ 1.38          $ 1.71
                                            ===================       ======================

Diluted earnings per common share:
As reported ...........................     $ 0.54       $ 0.54       $ 1.37          $ 1.67
Goodwill amortization, net of tax .....         --         0.01           --            0.03
                                            -------------------       ----------------------
Proforma (unaudited) ..................     $ 0.54       $ 0.55       $ 1.37          $ 1.70
                                            ===================       ======================

Note 7 - Subsequent Events

On October 31, 2002, the Company announced its plans to discontinue the common stock repurchase program for 2003 pending further assessment of general market conditions.

On October 31, the Company announced its plans to implement on January 1, 2003, on a prospective basis, the fair value based method of accounting prescribed in SFAS No. 123 for our employee and non-employee director stock-based compensation plans. The Company estimates an after-tax impact of approximately $0.04 diluted earnings per share in 2003 as a result of this change in accounting policy.

On October 31, 2002, the Company announced that it anticipates higher employee pension costs of approximately $0.10 to $0.16 diluted earnings per share in 2003, driven by the impact of weak equity markets on plan assets and potential adjustments to plan assumptions.

On November 4, 2002, the Company announced that its Board of Directors has declared an annual dividend to shareholders of $0.32 per common share payable on December 11, 2002 to shareholders of record on November 18, 2002.

On November 8, 2002, the Company announced its mutual fund business' acquisition of the Pzena Focused Value Fund. The Company will rename it the John Hancock Classic Value Fund. As of October 31, 2002, the acquired mutual fund had approximately $22 million in assets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock, JHFS or the Company) as of September 30, 2002, compared with December 31, 2001, and its consolidated results of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The Company's financial statements, press releases, analyst supplements and other information are available on the internet at www.jhancock.com, under the link labeled "Investor Relations". In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.

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

      Amortization of Deferred Policy Acquisition Costs and Unearned Revenue

      Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed for services to be provided over future periods are recorded as unearned revenue. The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize deferred policy acquisition costs on term life and long-term care insurance ratably with premiums. We amortize our deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred policy acquisition costs and unearned revenue on these policies such that the percentage of gross profits to the amount of deferred policy acquisition costs and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of deferred policy acquisition costs to maintain a constant

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      Q3 Unlockings: As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life business in the Protection Segment and variable annuity business in the Asset gathering Segment. First, we lowered the long-term growth rate assumption from 9% to 8% gross of fees (which are approximately 1% to 2%). Second, we lowered the average rates for the next five years from the mid-teens to 13% gross of fees. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively elsewhere in this document as the Q3 Unlocking. The result of these changes in assumptions was a net write-off of deferred policy acquisition costs of $36.1 million in the variable annuity business in the Asset Gathering Segment and $13.1 million (net of $12.3 million of unearned revenue and $2.5 million in policy benefit reserves) in the variable life business in the Protection Segment. The impact on net income of the Q3 unlocking was approximately $27.5 million, or $0.09 diluted earnings per share.

      The accelerated amortization will reduce the total amortization of DAC in future periods, but will accelerate the amortization in the short term. We estimate that, in the fourth quarter of 2002, DAC amortization will be accelerated by $0.3 million in the Protection Segment and $0.5 million in the Asset Gathering Segment.

      As a result of the recent equity market declines and the Q3 unlocking, the sensitivity of future DAC and unearned revenue amortization to equity and fixed income market performance has changed from the amounts that were previously disclosed. As mentioned above, our assumptions for the next five years are an average rate of 13%. To the extent that actual performance varies from that assumption, DAC and unearned revenue amortization will be adjusted. The table below shows the estimated additional/(reduced) amortization that would be expected in the next quarter under various asset growth scenarios.

              Estimated Accelerated (reduced) amortization in Q4 of
                         2002 Annualized Q4 2002 returns

                                                             Asset
                                               Protection   Gathering     Total
                                               ---------------------------------
                                                          (in millions)

20%......................................      $ (1.2)      $ (2.2)      $ (3.4)
13%......................................          --           --           --
 8%......................................         0.9          1.6          2.5
 0%......................................         2.4          4.7          7.1

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

      Investment in Debt and Equity Securities

      Impairments of our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document and the "Quantitative and Qualitative Information About Market Risk - Credit Risk" section of this document for a more detailed discussion of the judgments involved in determining impairments.

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of management's judgment. Our approach is based on currently available information, include information obtained by reviewing similarly traded securities in the market,

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs which negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions, among others. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the CIO and the Bond Investment Committee. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations - General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company annually reviews its pension and other employee benefit plan assumptions concerning the discount rate and the long-term growth rate on plan assets and expected rate of compensation increase. The discount rate is generally set as an average of the prior year's discount rate and current year December daily average of long-term corporate bond yields, as published by Moody's Investor Services less a 5% allowance for expenses and default. The long-term rate on plan assets reflects the long-term rate expected to be earned based on the investment policy and the various classes of the invested funds. The compensation rate increase is the average of the expected rates of compensation increase, which are based on current and expected long-term salary and compensation policy. In 2001, we changed the method of recognizing deferred gains and losses considered in the calculation of the annual expense from a deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral within 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because, in our situation, it produces results that respond more quickly to the changes in the market value of the plan's assets while providing some measure to mitigate the impact of extreme short term swings in those market values. Since the plan assets had net unamortized gains at the time of this change, pension expense will be lower in the short term and therefore higher in the long term as a result of this change, assuming that the plan's assets do not change in value and that all other assumptions made by management remain the same. Any variation of actual results from management's judgments may result in future earnings being materially different than anticipated.

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

      The Company enters into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering both individual and group policies written by all of its U.S. life insurance subsidiaries. The deductible for individual and group coverages combined is $25 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance subsidiaries. The Company has supplemented this coverage by reinsuring all of its accidental death exposures in excess of $100,000 per life under its group life insurance coverages, and 50% of such exposures below $100,000. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage, could adversely affect the Company's future net income and financial position.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

Economic Trends

      Our profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions; (2) the amount of assets under management; and (3) the maintenance of our target spreads between the rate of earnings on our investments and credited rates on policyholders' general account balances. Overall financial market conditions have a significant impact on all of these profit drivers. The Company estimates that if equity markets remain flat in the fourth quarter of 2002, the impact to segment after-tax operating income in the fourth quarter of 2002 would be a decline of $1.6 million, or $0.01 diluted earnings per share. If equity markets fall 5% in the fourth quarter of 2002, segment after-tax operating income in the fourth quarter of 2002 would decline by $3.1 million, or $0.01 diluted earnings per share. The Company estimates that if equity markets remain flat for a full year the impact to segment after-tax operating income over that full year would be a decline of $9.7 million, or $0.03 diluted earnings per share. If equity markets fall 5% for a full year, segment after-tax operating income would decline by $19.4 million, or $0.06 diluted earnings per share.

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

      Premiums and deposits of our individual annuity products increased 55.4% to $890.5 million and 74.3% to $2,684.5 million for the three and nine month periods ended September 30, 2002 from the prior year periods. Our core life insurance sales (on a LIMRA basis) of $166.8 million increased 28.8% or $37.3 million, for the nine months ended September 30, 2002 from prior year. This growth was primarily in term life insurance products and single life insurance products, offset by a 14.6%, or $6.3 million, decline in survivorship life insurance products due to continued uncertainty about estate planning legislation. Premiums on our long-term care insurance increased 15.7%, to $200.0 million and 14.4% to $568.9 million for the three and nine months ended September 30, 2002 from the prior year periods, driven by increasing renewal premiums from sales growth of prior years and growth in new premiums in the individual long term care insurance business. Primarily due to the creation of a new closed end fund in the portfolio, the acquisition of U.S. Global Leaders Growth Fund, and two significant institutional deposits, mutual fund deposits and reinvestments increased $703.7 million, or 74.5%, to $1,648.6 million for the three months ended September 30, 2002 and while decreasing $509.0 million, or 12.8%, to $3,465.4 million for the nine months ended September 30, 2002. The sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. In addition, redemptions increased $390.3 million, or 41.4%, to $1,332.5 million for the quarter, while decreasing $142.6 million, or 3.7%, to $3,705.9 million for the nine month period ended September 30, 2002. The increase in redemptions in the third quarter of 2002 is primarily due to continued volatility of the equity markets in the current period. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual fund business. However, our mutual fund operations are impacted by general market trends, and a downturn in the mutual fund market may negatively affect our future operating results. Assets under management in the mutual fund business decreased due to market depreciation by approximately $1.7 billion and $4.0 billion for the three and nine month periods ended September 30, 2002.

      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products decreased $437.9 million, or 39.8%, to $661.8 million and $777.6 million, or 20.4%, to $3,035.3 million for the three and nine month periods ended September 30, 2002, respectively, from the prior year. The decrease was driven by a decline in demand for GICs and funding agreements. Sales of annuities for the quarter in the Guaranteed and Structured Financial Products Segment increased 66.1%, or $12.1 million, from the prior year, while sales of annuities for the nine month period decreased 38.1%, or $166.4 million. Structured settlement premiums increased $9.9 million and $135.5 million for the three and nine month periods ended September 30, 2002 compared to the prior year. Our investment management services provided to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $25,535.2 million for the nine months ended September 30, 2002 from $27,125.9 million for the prior year period end, primarily due to market depreciation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Transactions Affecting the Comparability of Results of Operations

      The acquisitions described below were recorded under the purchase method of accounting and, accordingly, the operating results of the acquired operations have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values, if any, recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses. Assuming the transactions occurred on January 1, 2001, the unaudited pro forma revenues, net income and earnings per share, were $2,122.7 million and $6,706.1 million, $165.5 million and $519.7 million, and $0.55 per share and $1.69 per share, respectively, an increase of $75.4 million and $119.6 million, $0.3 million and $3.3 million, and $0.01 and $0.02 per share amount, respectively, for the three and nine month periods ended September 30, 2001, respectively.

      On October 1, 2001, The Maritime Life Assurance Company (Maritime Life), a majority owned Canadian subsidiary of the Company, completed its purchase of all of the shares of Royal & Sun Alliance Life Insurance Company of Canada (RSAF) for an amount of approximately $149.9 million. RSAF's business includes life insurance, guaranteed interest savings and retirement products. The net income relating to the acquired operations included in the Company's results for the three and nine month periods ended September 30, 2002 was $1.2 million and $3.6 million, respectively.

      On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The net loss related to the acquired operations included in the Company's results for the three and nine month periods ended September 30, 2002 was $(2.3) million and $(3.6) million, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Results of Operations

The table below presents the consolidated results of operations for the periods presented.

                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       2002        2001      2002        2001
                                     -------------------   -------------------
                                        (in millions)         (in millions)

Revenues .........................   $2,138.4   $2,047.3   $6,376.7   $6,586.5

Benefits and expenses ............    1,926.9    1,820.7    5,842.6    5,873.6
                                     -------------------   -------------------

Income before income taxes and
   cumulative effect of accounting
   changes .......................      211.5      226.6      534.1      712.9

Income taxes .....................       53.4       61.4      131.2      203.7
                                     -------------------   -------------------
Income before cumulative effect of      158.1      509.2
   accounting changes ............      165.2      402.9
Cumulative effect of accounting
   changes, net of tax (1) .......         --         --         --        7.2
                                     -------------------   -------------------
Net income .......................   $  158.1   $  165.2   $  402.9   $  516.4
                                     ===================   ===================

(1) Cumulative effect of accounting changes is shown net of taxes of $4.2 million for the nine month period ended September 30, 2001, respectively. There was no cumulative effect of accounting change for the three month periods ended September 30, 2002 and 2001, respectively, nor in the nine month period ended September 30, 2002.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      The following discussion reflects adjustments to the prior year results for the adoption of Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Holding Companies and Certain Long-Duration Participating Contracts." In addition, the Company reclassified gains and losses on equity securities classified as trading, which back the equity indexed universal life insurance policies sold at Maritime Life, from net investment income to benefits to policyholders, this reclassification had no impact on consolidated pre-tax income. Consolidated pre-tax income decreased 6.7%, or $15.1 million, from the prior year. The change in consolidated pre-tax income was recognized by segment as follows: the Protection Segment decreased 13.3%, or $14.2 million, the Corporate and Other Segment decreased 72.7%, or $5.2 million, and the Investment Management Segment decreased 24.6%, or $2.7 million, while the Asset Gathering increased 7.8%, or $5.1 million, and the Guaranteed and Structured Financial Products Segment (G&SFP) increased 5.5%, or $1.9 million, from the prior year.

      Consolidated pre-tax income decreased primarily due to the $64.0 million Q3 unlocking of the Company's deferred policy acquisition costs (DAC) asset, which increased amortization of the DAC asset, total amortization of DAC increased 90.3%, or $71.7 million. This decrease in pre-tax income was partially offset by lower other operating costs and expenses which decreased 5.3%, or $18.4 million, and an increase in investment-type product charges of 6.5%, or $12.9 million. Amortization of deferred policy acquisition costs increased due to the Q3 unlocking of the DAC asset based on changes in the future investment return assumptions and lowering the long-term growth rate assumption from 9% to 8%, gross of fees (which are approximately 1% to 2%). In addition, we lowered the average rates for the next five years from the mid-teens to 13%, gross of fees. We also increased certain fee rates on these policies (the VST fee increase). These changes in assumptions resulted in the Q3 unlocking of the DAC asset, which impacted the Asset Gathering and Protection Segments (See Note 1 - Summary of Significant Accounting Policies in the notes to unaudited consolidated financial statements and Critical Accounting Policies in this MD&A). The Company recognized net realized investment and other losses of $30.7 million compared to $58.5 million in the prior year. Net realized investment and other losses in the current period were driven by losses recognized on other than temporary declines in value and sales of fixed maturity securities of $103.9 million. The two largest

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

impairments were additional write-downs on Enron related entities, based on new information provided during the third quarter, and US Airways, as a result of negotiations over lease renewals as part of the US Airways bankruptcy process. In addition, the Company wrote down equity securities totaling $21.9 million and CBO equity investments totaling $19.9 million. Partially offsetting these losses on investments were gains on disposal of fixed income investments of $49.3 million, gains of $27.1 million generated primarily on changes in the fair value of derivative securities used to provide flexibility in a low interest rate environment to meet the fixed rate guarantees on certain company liabilities, gains on the disposal of equity securities of $26.5 million and prepayment gains of $14.4 million, as borrowers took advantage of lower interest rates. (See General Accounts Investments in this MD&A). Other operating costs and expenses decreased from the prior year due to company-wide cost cutting measures, most notably resulting in a $14.7 million decrease in other operating costs and expenses in the mutual funds business expenses. Investment-type product charges increased primarily due to higher amortization of deferred revenue driven by the Protection Segment. The increase in amortization of deferred revenue was driven by $12.3 million associated with the Q3 unlocking mentioned previously (See Note 1 - Summary of Significant Accounting Policies in the notes to unaudited consolidated financial statements and the Critical Accounting Policies section of this MD&A).

      Revenues increased 4.4%, or $91.1 million, from the prior year. The increase in revenues was driven by a 12.5%, or $89.4 million, increase in premiums primarily due to a 22.3%, or $57.1 million, increase in the Corporate and Other Segment. Maritime Life's $18.4 million growth in premiums resulted from higher group renewal rates and $2.7 million in premiums at RSAF which was acquired on October 1, 2001 and therefore was not part of the Corporate and Other Segment during the third quarter of the prior year. Investment-type product charges increased 6.5%, or $12.9 million, primarily due to amortization of deferred revenue of $12.3 million in the Protection Segment related to the Q3 unlocking discussed above. As mentioned previously, net realized investment and other losses decreased 47.5%, or $27.8 million, from the prior year, which also contributed to higher total revenues in the current period. Offsetting these increases to revenues, were a decrease in net investment income and a decrease in investment management revenues, commissions and other fees. Net investment income decreased 2.4%, or $24.2 million, from the prior year primarily due to decreases in the Corporate and Other and G&SFP Segments. Corporate and Other Segment net investment income decreased 32.5%, or $25.2 million, driven by investment losses, utilization of capital for stock repurchases under the Company's stock repurchase program, and transfer of capital to business segments to support growth in the fixed annuity and G&SFP spread-based product lines. Net investment income decreased 5.4%, or $24.4 million, from the prior year in the G&SFP Segment, where the return on approximately $10 billion, or 41% of the asset portfolio floats with market rates which back liabilities which also have floating crediting rates. Approximately $12 billion, or 20%, of total Company average invested assets are invested in floating rate investments which back liabilities which also have floating crediting rates. Average invested assets were $61,334.6 million at September 30, 2002, an increase of 13.0% from the prior year. Partially offsetting these decreases to net investment income were increases in the Protection Segment, 4.4%, or $14.1 million, and in the Asset Gathering Segment of 12.9%, or $16.9 million. Investment management revenues, commission and other fees decreased 13.2%, or $18.9 million driven by a decrease in third party advisory assets under management due to market depreciation.

      Benefits and expenses increased 5.8%, or $106.2 million from the prior year. The increase was driven by the $64.0 million Q3 unlocking of the Company's deferred policy acquisition costs (DAC) asset, which increased the amortization of the DAC asset. Total amortization of DAC increased 90.3%, or $71.7 million from the prior year due to the Company's Q3 unlocking of the DAC asset based on changing assumptions mentioned previously. Benefits to policyholders increased 2.8%, or $35.5 million primarily due to increases in the Corporate and Other and Protection Segments. Corporate and Other Segment benefits to policyholders increased 11.9%, or $34.8 million from the prior year driven by higher group claims at Maritime Life. Protection Segment benefits to policyholders increased 6.5%, or $31.8 million from the prior year due to growth in the long-term care insurance business and non-traditional life insurance business, resulting in additions to reserves for premium growth and benefit payments on higher claim volume from business growth. Partially offsetting these increases to benefits to policyholders was a decrease of 8.9%, or $33.2 million in the G&SFP Segment due to lower interest credited on account balances for spread-based products. Lower interest credited in the spread-based product business is the result of the decline in the average interest credited rate from the reset of the floating rate on approximately $10 billion of liabilities at current market rates. Dividends to policyholders increased 13.8%, or $17.4 million, driven by the Protection Segment. The increase in the Protection Segment was primarily due to increased dividends of $13.0 million on traditional life insurance products due to reserve growth and an increase in the dividend scale. Offsetting these increases in benefits and expenses, were decreased operating costs and expenses of 5.3%, or $18.4 million, from the prior year primarily due to company-wide cost cutting measures, most notably in the mutual funds business. Mutual

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

fund operating costs and expenses decreased due to lower compensation expense and lower variable commissions and distribution expenses.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      The following discussion reflects adjustments to the prior year results for the adoption of Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Holding Companies and Certain Long-Duration Participating Contracts." In addition, the Company reclassified gains and losses on equity securities classified as trading, which back the equity indexed universal life insurance policies sold at Maritime Life, from net investment income to benefits to policyholders. This reclassification had no impact on consolidated pre-tax income. Consolidated pre-tax income decreased 25.1%, or $178.8 million from the prior year. The change in consolidated pre-tax income was recognized by segment as follows: the Corporate and Other Segment decreased 111.1%, or $72.6 million, the Protection Segment decreased 22.7%, or $68.1 million, and the Guaranteed and Structured Financial Products Segment (G&SFP) decreased 25.3%, or $47.6 million, while the Asset Gathering Segment increased 6.1%, or $8.1 million, and the Investment Management Segment increased 5.2%, or $1.4 million, from the prior year.

      Consolidated pre-tax income decreased primarily due to an increase in net realized investment and other losses of $156.9 million. In addition, amortization of deferred policy acquisition costs increased 20.3%, or $50.7 million, driven by the Q3 unlocking of $64.0 million mentioned previously. Investment management revenues, commissions and other fees decreased 10.0%, or $44.9 million. In addition, the Company recorded a $30.0 million reserve for the "Modal Premium" class action lawsuit during the second quarter to provide relief to class members and for legal and administrative costs associated with the settlement. Net realized investment and other losses in the current period were driven by losses recognized on other than temporary declines in value and sales of fixed maturity securities of $342.7 million. The largest impairments were additional write-downs on Enron related entities, based on new information provided during the third quarter, and US Airways, as a result of negotiations over lease renewals as part of the US Airways bankruptcy process, NRG Energy, Worldcom and High Voltage Engineering. In addition, the Company wrote down CBO equity investments totaling $58.6 million and equity securities totaling $42.6 million. Partially offsetting these losses on investments were gains on disposal of and prepayments of fixed income investments of $141.3 million, gains on disposal of equity securities of $123.1 million and losses of $18.6 million and $15.3 million, respectively, allocated to the participating pension contractholders and the policyholder dividend obligation (See General Accounts Investments in this MD&A). Amortization of DAC increased from the prior year due to the Q3 unlocking of the DAC asset totaling $64.0 million which impacted the Asset Gathering and Protection Segments (See Note 1 - Summary of Significant Accounting Policies in the notes to unaudited consolidated financial statements and the Critical Accounting Policies section of this MD&A). Investment management revenues, commissions and other fees decreased 10.0%, or $44.9 million in the current period due to a decrease in third party advisory assets under management, resulting from market depreciation. Offsetting the impact of the above, were increased universal life and investment-type product charges of 9.3%, or $52.1 million, driven by growth at Maritime Life of $32.8 million on the acquisition of RSAF as of October 1, 2001 and $12.3 million on amortization of deferred revenue associated with the Q3 unlocking. In addition, other revenues increased 60.0%, or $68.6 million driven by the acquisition of Signature Fruit in the Corporate and Other Segment and the inclusion of $169.6 million in Signature Fruit revenue compared to $111.1 million in the prior year. Signature Fruit began operations in April 2001 and therefore was not part of the Corporate and Other Segment during the first quarter of the prior year.

      Revenues decreased 3.2%, or $209.8 million from the prior year. The decrease in revenues was driven by a 3.0%, or $76.6 million decrease in premiums primarily due to lower sales of single premium annuities business in the G&SFP Segment. Net investment income decreased 1.8%, or $52.1 million primarily due to decreases in the G&SFP Segment where the return on approximately $9 billion, or 39% of the asset portfolio floats with market rates which back liabilities which also have floating crediting rates. Approximately $12 billion, or 20%, of total Company average invested assets are invested in floating rate investments which back liabilities which also have floating crediting rates. Average invested assets were $60,418.4 million at September 30, 2002, an increase of 12.8% from the prior year. The previously discussed $156.9 million increase in net realized investment and other losses also contributed to lower revenues in the current period. The majority of the investments underlying these losses were on fixed income investments on which the Company was not accruing investment income. Investment management revenues, commission and other fees decreased 10.0%, or $44.9 million from the prior year, driven by a decrease of 7.3% in third party advisory assets under management. Offsetting the decreases to revenues was an

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

increase of $68.6 million in other revenue, driven by revenues from Signature Fruit of $69.4 million, which began operations on April 1, 2001.

      Benefits and expenses decreased 0.5%, or $31.0 million from the prior year. The decrease was driven by a decrease in benefits to policyholders of 2.8%, or $117.2 million which includes a 21.8%, or $333.3 million decrease in benefits to policyholders in the G&SFP Segment. G&SFP's benefits to policyholders decreased due to a lower change in annuity reserves reflecting lower sales of single premium annuity contracts and lower interest credited. Lower interest credited in the spread-based product business is the result of the decline in the average interest credited rate from the reset of the floating rate on approximately $9 billion of liabilities at current market rates. Benefits to policyholders in the Protection Segment increased 10.2%, or $140.8 million from the prior year primarily due to an increase in benefits to policyholders of $85.8 million in the long term care insurance business due to growth in the business on higher renewal premiums from prior year sales and higher current year sales and a $30.0 million charge related to the "Modal Premium" class action lawsuit settlement. In addition, benefits to policyholders increased 9.7%, or $85.0 million in the Corporate and Other Segment driven by Maritime Life due to the growth in the group business and the acquisition of RSAF. Amortization of deferred policy acquisition costs increased 20.3%, or $50.7 million, due to the Q3 unlocking of the DAC asset discussed previously. Dividends to policyholders increased 7.4%, or $30.1 million, driven by the Protection Segment as a result of increased dividends in the traditional life insurance business due to reserve growth and an increase in the dividend scale. Operating costs and expenses increased 0.5%, or $5.4 million, primarily due to an increase in the Corporate and Other Segment of $92.9 million, driven by the inclusion of $175.1 million in Signature Fruit benefits and expenses compared to $117.0 million in the prior year. Signature Fruit began operations on April 1, 2001 and therefore was not part of the Corporate and Other Segment during the first quarter of the prior year. Also contributing to this increase was the acquisition of RSAF. Partially offsetting these increases in operating costs and expenses was a decrease of $87.3 million in the Asset Gathering Segment due to approximately $58.6 million in cost reductions in the mutual funds business. Mutual fund operating costs and expenses decreased due to lower compensation expense lower variable commissions and distribution expenses. In addition, during 2001 the mutual funds business incurred restructuring costs primarily related to the sale of the full-service retirement plan business.

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

                                                      Three Months Ended     Nine Months Ended
                                                        September 30,          September 30,
                                                       2002       2001         2002      2001
                                                     ------------------------------------------
Segment Data: (1) ................................                  (in millions)
Segment after-tax operating income:
  Protection Segment .............................   $ 67.3      $ 69.4     $ 216.8    $  221.0
  Asset Gathering Segment ........................     14.6        41.0        95.2       109.9
                                                     ------------------     -------------------
    Total Retail Segments ........................     81.9       110.4       312.0       330.9

  Guaranteed and Structured Financial Products
    Segment ......................................     75.9        61.9       218.7       180.5
  Investment Management Segment ..................      4.5         7.0        16.8        17.0
                                                     ------------------     -------------------
    Total Institutional Segments .................     80.4        68.9       235.5       197.5

  Corporate and Other Segment ....................     23.5        22.3        54.6        62.6
                                                     ------------------     -------------------
    Total segment after-tax operating income .....   $185.8      $201.6     $ 602.1    $  591.0
                                                     ------------------     -------------------

After-tax adjustments: (1)
  Net realized investment and other
    gains (losses) ...............................   $(23.7)     $(37.2)    $(170.9)   $  (63.3)
  Class action lawsuit ...........................       --          --       (19.5)         --
  Restructuring charges ..........................     (4.0)       (3.0)       (8.8)      (22.3)
  Surplus tax ....................................       --         3.8          --         3.8
                                                     ------------------     -------------------
    Total after-tax adjustments ..................   $(27.7)     $(36.4)    $(199.2)   $  (81.8)
                                                     ------------------     -------------------

GAAP Reported:
  Income before cumulative effect
    of accounting changes ........................   $158.1      $165.2     $ 402.9    $  509.2
  Cumulative effect of accounting changes,
    net of tax ...................................       --          --          --         7.2
                                                     ------------------     -------------------
  Net income .....................................   $158.1      $165.2     $ 402.9    $  516.4
                                                     ==================     ===================

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

                                                                           Three Months Ended         Nine Months Ended
                                                                               September 30,            September 30,
                                                                           2002          2001        2002          2001
                                                                          ---------------------------------------------
                                                                                           (in millions)

Net realized investment and other gains (losses) ......................   $ (3.3)       $(35.0)    $(261.0)     $ (85.3)
Add (less) amortization of deferred policy acquisition costs
   related to net realized investment and other gains (losses) ........    (16.5)         (0.8)        6.0          1.2
Add (less) amounts credited to participating pension contract holder
   accounts ...........................................................     11.0         (14.1)       18.9        (15.0)
Add (less) amounts credited to the policyholder dividend
    obligation ........................................................    (21.9)         (8.6)      (19.3)         0.6
                                                                          --------------------     --------------------
Net realized investment and other gains (losses), net of
   related amortization of deferred policy acquisition costs, amounts credited to participating pension contract holders and the policyholder dividend obligation per unaudited consolidated
   financial statements ...............................................    (30.7)        (58.5)     (255.4)       (98.5)
Add net realized investment and other gains (losses) attributable to
   mortgage securitizations ...........................................     (0.9)         (1.0)       (1.9)        (3.5)
                                                                          --------------------     --------------------
Net realized investment and other gains (losses) - pre-tax adjustment
   to calculate segment operating income ..............................    (31.6)        (59.5)     (257.3)      (102.0)
Less income tax effect ................................................      7.9          22.3        86.4         38.7
                                                                          --------------------     --------------------
Net realized investment and other gains (losses) - after-tax
   adjustment to calculate segment operating income ...................   $(23.7)       $(37.2)    $(170.9)     $ (63.3)
                                                                          ====================     ====================

      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 1 -- Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements. After-tax restructuring costs net of related curtailment pension and other post employment benefit related gains, were $4.0 million and $3.0 million, and $8.8 million and $22.3 million for the three and nine month periods ended September 30, 2002 and 2001, respectively. The nine month period ended September 30, 2001 included $9.0 million of restructuring charges related to the sale of our full service retirement plan business. There were no restructuring charges related to the sale of our full service retirement plan business for the three month period ended September 30, 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The Company incurred a $19.5 million after-tax charge related to the settlement of the Modal Premium class action lawsuit for the nine month period ended September 30,2002. The settlement agreement involves policyholders who paid premiums on a monthly, quarterly, or semi-annual basis rather than annually. The settlement costs are intended to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided by the Company.

      Effective within the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies. During the three and nine month periods ended September 30, 2001, the Company recognized a reduction in equity based taxes of $3.8 million, respectively, resulting from a revised estimate related to prior years. This after-tax credit was excluded from after-tax operating income for these periods.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
                                                              2002       2001       2002       2001
                                                            ------------------------------------------
                                                                         (in millions)

Revenues ..............................................     $903.1      $841.2    $2,640.7    $2,484.3

Benefits and expenses (2) .............................      790.6       727.5     2,297.5     2,139.9

Income taxes (2) ......................................       45.2        44.3       126.4       123.4
                                                            ------------------    --------------------

Segment after-tax operating income (1) (2) ............       67.3        69.4       216.8       221.0
                                                            ------------------    --------------------

After-tax adjustments: (1)
  Net realized investment and other gains
    (losses) (2) ......................................      (11.1)       (2.9)      (48.0)      (23.6)
  Restructuring charges ...............................       (0.6)       (1.0)       (4.7)       (3.8)
     Class action lawsuit .............................         --          --       (18.7)         --
     Surplus tax ......................................         --         1.5          --         1.5
                                                            ------------------    --------------------
 Total after-tax adjustments (2) ......................      (11.7)       (2.4)      (71.4)      (25.9)
                                                            ------------------    --------------------

GAAP Reported:
Income before cumulative effect of accounting
   changes (2) ........................................       55.6        67.0       145.4       195.1
Cumulative effect of accounting changes, net of tax ...         --          --          --        11.7
                                                            ------------------    --------------------
Net income (2) ........................................     $ 55.6      $ 67.0    $  145.4    $  206.8
                                                            ==================    ====================

Other Data:
Segment after-tax operating income: (1)
  Traditional life ....................................     $ 25.0      $ 23.6    $   82.0    $   79.2
  Non-traditional life (variable and universal life) ..       22.0        29.2        79.5        91.1
  Long-term care ......................................       22.0        19.8        58.9        55.3
  Other ...............................................       (1.7)       (3.2)       (3.6)       (4.6)
                                                            ------------------    --------------------
Segment after-tax operating income (1) ................     $ 67.3      $ 69.4    $  216.8    $  221.0
                                                            ==================    ====================

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Segment after-tax operating income decreased 3.0%, or $2.1 million, from the prior year. Traditional life insurance business after-tax operating income increased 5.9%, or $1.4 million, primarily due to lower operating expenses partially offset by lower net investment income. Non-traditional life insurance business after-tax operating income decreased 24.7% or $7.2 million, primarily due to higher amortization of deferred policy acquisition costs driven by Q3 unlocking of the deferred policy acquisition costs (DAC) asset, partially offset by increased universal life and product-type fee income and increased net investment income. Long-term care insurance business after-tax operating income increased 11.1%, or $2.2 million, resulting from growth of the business.

      Revenues increased 7.4%, or $61.9 million, from the prior year. Premiums increased 8.7%, or $36.3 million, primarily due to long-term care insurance premiums, which increased 15.7%, or $27.2 million, driven by continued

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

growth overall in the business. In addition, traditional life insurance premiums increased 3.8%, or $9.1 million, primarily due to higher single premiums from higher dividends applied to purchase paid-up additions of $5.2 million, $6.0 million for the return of renewal premiums in the prior year as part of the resolution of the class action lawsuit, partially offset by $4.7 million of lower renewal premiums on the older whole life business, which is in run-off status. This increase in premiums was offset by a corresponding change in the benefit reserves. Universal and investment-type product charges increased 12.1%, or $12.7 million, primarily due to higher amortization of deferred revenue of $7.2 million and increased expense charges of $5.4 million. The increase in amortization of deferred revenue included $12.3 million associated with the Q3 unlocking (See Note 1 - Significant Accounting Policies in the notes to the unaudited consolidated financial statements and Critical Accounting Policies in this MD&A). The Segment's net investment income increased 4.4%, or $14.2 million, primarily due to a 10.3% increase in average asset balances, offset by a 28 basis points decrease in yields.

      Benefits and expenses increased 8.7%, or $63.1 million, from the prior year. Benefits to policyholders increased 6.5%, or $31.8 million, due to growth in the long-term care insurance business and non-traditional life insurance business in-force. Long-term care insurance business benefits and expenses increased 18.9%, or $34.3 million, primarily due to additions to reserves for premium growth and higher claim volume from business growth. Long-term care insurance policies have increased to 582.6 thousand from 524.6 thousand in the prior year and open claims increased to 5,190 from 4,228 in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of 7.0%, or $4.6 million, compared to the prior year, which was driven by a $2.4 million increase in death claims, net of reserves released and a $10.2 million increase in interest credited on higher current year account balances, driven by an increase in the in-force. Universal life insurance business average account value increased 26.3% to $3,081.0 million from $2,439.4 million in the prior year. Other operating costs and expenses decreased 7.1%, or $5.7 million, primarily due to expense reductions. Amortization of deferred policy acquisition costs increased 53.2%, or $24.9 million, primarily due to non-traditional life insurance business driven by the $27.9 million Q3 unlocking of the DAC asset (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements and Critical Accounting Policies in this MD&A). Dividends to policyholders increased 10.6%, or $12.1 million, primarily due to increased dividends of $13.0 million on traditional life insurance products within the closed block, due to an increase in the dividend scale and normal aging of the policies. The Segment's effective tax rate on operating income was 40.1% compared to 39.0% for the prior year. This increase was primarily due to decreased deductions for general account dividends received on common stock and market fluctuations in corporate-owned life insurance programs.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      Segment after-tax operating income decreased 1.9%, or $4.2 million, from the prior year. Traditional life insurance business after-tax operating income increased 3.5%, or $2.8 million, primarily due to lower operating costs and expenses partially offset by lower net investment income. Non-traditional life insurance business after-tax operating income decreased 12.7%, or $11.6 million, primarily due to increases in benefits to policyholders and amortization of deferred policy acquisition costs driven by the Q3 unlocking of the DAC asset, as mentioned previously, partially offset by higher universal life and investment-type product charges and net investment income. Long-term care insurance business after-tax operating income increased 6.5%, or $3.6 million, resulting from growth of the business.

      Revenues increased 6.3%, or $156.4 million from the prior year. Premiums increased 7.8%, or $95.8 million, primarily due to long-term care insurance premiums, which increased 14.4%, or $71.4 million, driven by continued growth overall in the business. Traditional life insurance premiums increased 3.4%, or $24.4 million, primarily due to the return of renewal premiums in the prior year of $35.0 million as part of the resolution of the class action lawsuit, offset by a corresponding change in the benefit reserves. Universal life and investment-type product charges increased 8.0%, or $24.6 million due primarily to increased expense charges of $10.0 million and higher amortization of deferred revenue of $8.7 million. The increase in amortization of deferred revenue included $12.3 million associated with the Q3 unlocking mentioned previously. Segment net investment income increased 4.5%, or $42.3 million, primarily due to a 9.79% increase in average account asset balances, partially offset by a 39 basis point decrease in yields.

      Benefits and expenses increased 7.4%, or $157.6 million from the prior year. Benefits to policyholders increased 9.1%, or $126.7 million, due to growth in long-term care insurance business and non-traditional life insurance business in force. Long-term care insurance business benefits and expenses increased 17.7%, or $93.1 million, primarily due to additions to reserves for premium growth and higher claim volume driven by business growth. Long-term care insurance business average policies have increased to 582.6 thousand from 524.6 thousand

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

in the prior year and open claims increased to 5,190 from 4,228 in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of 28.9%, or $51.2 million, primarily due to an $22.6 million increase in death claims, net of reserves released and a $26.9 million increase in interest credited on higher current year account balances, driven by an increase in insurance in-force. Universal life insurance business average account value increased 22.6% to $2,938.0 million from $2,397.2 million in the prior year. Other operating costs and expenses decreased 6.0% or $15.6 million primarily due to a decrease of $11.2 million in operating expenses primarily due to expense reductions. Amortization of deferred policy acquisition costs increased 7.5%, or $10.4 million, primarily due to the non-traditional life insurance business driven by the $27.9 million Q3 unlocking of DAC asset mentioned previously. This was offset by a decrease in amortization of deferred policy acquisition costs in the traditional life insurance business of $18.8 million, due to improved persistency on term insurance, and lower margins. Dividends to policyholders increased 10.2%, or $36.1 million, primarily due to increased dividends of $38.3 million on traditional life insurance products within the closed block, due to both an increase in the dividend scale and normal aging of the policies. The Segment's effective tax rate on operating income was 36.8% compared to 35.8% for the prior year. This increase was primarily due to decreased deductions for general account dividends received on common stock and market fluctuations in corporate-owned life insurance programs.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                             Three Months Ended     Nine Months Ended
                                                               September 30,          September 30,
                                                             2002         2001      2002         2001
                                                            -------------------    -------------------
                                                                          (in millions)

Revenues ...............................................    $280.8       $296.2    $839.2       $880.0

Benefits and expenses ..................................     258.2        240.0     698.8        721.6

Income taxes ...........................................       8.0         15.2      45.2         48.5
                                                            -------------------    -------------------

Segment after-tax operating income (1) .................      14.6         41.0      95.2        109.9
                                                            -------------------    -------------------

After-tax adjustments: (1)
    Net realized investment and other gains (losses) ...      34.5          6.6       6.5           --
    Restructuring charges ..............................      (3.1)        (0.3)     (5.0)       (15.4)
                                                            -------------------    -------------------
Total after-tax adjustments ............................      31.4          6.3       1.5        (15.4)

GAAP Reported:
Income before cumulative effect of accounting changes         46.0         47.3      96.7         94.5
Cumulative effect of accounting changes, net of tax ....        --           --        --         (0.5)
                                                            -------------------    -------------------

Net income .............................................    $ 46.0       $ 47.3    $ 96.7       $ 94.0
                                                            ===================    ===================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Segment after-tax operating income decreased 64.4%, or $26.4 million from the prior year. The decrease in segment after-tax operating income was driven by a $29.0 million decrease in the variable annuity business. The variable annuity business suffered due to significant declines in the equity markets leading to increased amortization of deferred policy acquisition costs driven by the Q3 unlocking. Partially offsetting the losses in the variable annuity business was growth of 19.1%, or $3.7 million, in after-tax operating income in the fixed annuity business driven by growth in assets backing fixed annuity products. Essex, a distribution subsidiary primarily serving the financial institution channel, experienced a decrease in after-tax operating income of $1.8 million. Signature Services, the Company's record keeping and servicing company, after-tax operating income decreased $0.3 million. First Signature Bank's after-tax operating income decreased $0.2 million. The mutual funds business after-tax operating income increased 0.7%, or $0.1 million. Earnings remained basically flat primarily due to a decrease in management advisory fees, offset by a decrease in operating expenses. Signator Investors, the Company's broker-dealer distribution subsidiary, after-tax operating income increased by $1.1 million.

      Revenues decreased 5.2%, or $15.4 million, from the prior year. The decrease in revenue was due to a $17.9 million decline in investment management revenues primarily driven by the mutual fund business, a $12.4 million decline in premiums in the fixed annuity business on lower life-contingent fixed annuity sales and a $1.9 million decline in investment product charges in the variable annuity business on lower average fund values. These declines in revenues were partially offset by an increase of 12.9%, or $16.9 million in net investment income. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 29.6% to $8,304.4 million while the average investment yield decreased 113 basis points. Investment-type product charges decreased 6.1%, or $1.9 million, due to a decline in the average variable annuity reserves that decreased 13.9%, or $871.4 million, to $5,412.3 million from the prior year. This decrease in average variable annuity reserves is driven by both market depreciation of $501.9 million and net outflows of $240.6 million since September

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

30, 2001. For variable annuities, the mortality and expense fees as a percentage of average account balances were 1.34% and 1.26% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 16.0%, or $17.9 million from the prior year. Average mutual fund assets under management were $25,440.7 million for the three months ended September 30, 2002, a decrease of $3,731.5 million, or 12.8%, from the prior year. The decrease in average mutual fund assets under management is primarily due to market depreciation of $2,537.1 million from September 30, 2001. The mutual fund business experienced net deposits of $51.0 million since September 30, 2001,and net deposits of $273.1 million for the three months ended September 30, 2002 compared to net redemptions of $11.2 million in the prior year, an improvement of $284.3 million. This change was primarily due to an increase in deposits of $703.7 million driven by the John Hancock Preferred Income closed-end fund offering, which generated $622.2 million in sales and the acquisition of the U.S. Global Leaders Growth Fund, which had $72.6 million in sales. Also, there were $378.8 million institutional advisory account deposit in the current year compared to $151.5 million in the prior year. Investment advisory fees were $35.3 million for the three months ended September 30, 2002, a decrease of $7.5 million, or 17.6%, from the prior year and were 0.56% and 0.59% of average mutual fund assets under management for the three months ended September 30, 2002 and 2001. Underwriting and distribution fees decreased 16.0%, or $9.2 million, to $48.2 million for the three months ended September 30, 2002, primarily due to a decrease in front end load charge mutual fund sales, resulting in a decrease of $9.1 million in fees and accordingly, commission revenue. The decrease also included a $0.1 million decrease in distribution and other fees. Shareholder service and other fees were $10.4 million for the three months ended September 30, 2002 compared to $11.4 million in the prior year.

      Benefits and expenses increased 7.6%, or $18.2 million from the prior year. Benefits to policyholders increased 1.9%, or $2.2 million, primarily due to an increase in payments in the variable annuity business for guaranteed minimum death benefits of $1.7 million. Other operating costs and expenses decreased 27.6%, or $28.5 million, from the prior year period. The decrease was primarily due to cost savings in the mutual fund business as well as company wide cost reduction programs, which also drove the decline in expenses in the other Asset Gathering segment businesses. Amortization of deferred policy acquisition costs increased $44.5 million, primarily due to the variable annuity business driven by the Q3 unlocking of $36.1 million of the DAC asset (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements and the Critical Accounting Policies in this MD&A). The Segment's effective tax rate on operating income was 35.4% for the three months ended September 30, 2002 and 27.0% for the prior year. The increase in the rate is due to lower dividends received deductions in the current period associated with lower dividends received on stocks in the variable annuity separate account investment funds.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      Segment after-tax operating income decreased 13.4%, or $14.7 million from the prior year. The variable annuity business after-tax operating income decreased 18.7%, or $26.5 million, from the prior year, primarily driven by a $43.6 million increase in amortization of deferred acquisition costs driven by the Q3 unlocking. This decrease was partially offset by an increase in fixed annuity after-tax operating income of 15.0%, or $7.9 million, driven by a decrease in benefits to policyholders. Mutual funds after-tax operating income was $41.3 million, decreasing 2.6%, or $1.1 million primarily due to a 14.9%, or $41.4 million decrease in management advisory fees, partially offset by a 18.6%, or $40.3 million, decrease in operating expenses. Signature Services after-tax operating income increased $2.4 million, driven by an increase in management advisory fees from the same period in 2001 and continued expense management. Signator Investors had after-tax operating income of $0.8 million, an increase of $3.7 million.

      Revenues decreased 4.6%, or $40.8 million, from the prior year. The decrease in revenue was due to a $46.0 million decline in premiums in the fixed annuity business on lower life-contingent fixed annuity sales, a $35.2 million decline in investment management revenues driven by the mutual fund business and a $6.0 million decrease in investment product charges in the variable annuity business on lower average fund values. These declines in revenues were partially offset by an increase of 12.2%, or $45.4 million in net investment income. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 24.7% to $7,512.4 million while the average investment yield decreased 75 basis points. Investment-type product charges decreased 6.2%, or $6.0 million, due to a decline in the average variable annuity reserves that decreased 12.3%, or $801.1 million, to $5,732.4 million from the prior year. This decrease in average variable annuity reserves is driven by both market depreciation of $501.9 million and net outflows of $240.6 million since

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

September 30, 2001. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.35% and 1.28% for the current and prior year period.

      Investment management revenues, commissions, and other fees decreased 10.2%, or $35.2 million from the prior year. Average mutual fund assets under management were $27,327.0 million for the nine months ended September 30, 2002, a decrease of $2,630.3 million, or 8.8%, from the prior year period. The decrease in average mutual fund assets under management is primarily due to market depreciation of approximately $2,537.1 million since September 30, 2001. The mutual fund business experienced net deposits of $51.0 million since September 30, 2001,and net redemptions of $390.7 million for the nine months ended September 30, 2002 compared to net deposits of $112.8 million in the prior year, a decline of $503.5 million. This change was primarily due to a decrease in deposits of $509.0 million driven by a decrease in retail open-end fund sales and institutional advisory account deposits in the current year compared to the prior year. The decrease was partially offset by $622.2 million in sales of the John Hancock Preferred Income closed-end fund, the acquisition of the U.S. Global Leaders Growth Fund, which had $122.4 million in sales and a $92.8 million increase in private managed account sales. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. Investment advisory fees were $116.9 million for the nine months ended September 30, 2002, a decrease of 14.0%, or $19.1 million, from the prior year and were 0.57% and 0.61% of average mutual fund assets under management for the nine months ended September 30, 2002 and 2001. Underwriting and distribution fees decreased 7.1%, or $12.3 million, to $161.7 million for the nine months ended September 30, 2002, primarily due to a decrease in front end load mutual fund sales, resulting in a decrease of $8.9 million in distribution and other fees. The decrease also included a $3.4 million decrease in fees. Shareholder service and other fees were $32.4 million for the nine months ended September 30, 2002 compared to $36.3 million in the prior year.

      Benefits and expenses decreased 3.2%, or $22.8 million from the prior year. Benefits to policyholders decreased 2.9%, or $9.7 million, primarily due to $42.9 million lower life-contingent immediate fixed annuity reserves on new business, partially offset by a $34.8 million increase in interest credited on fixed annuity account balances due to higher average account balances. Other operating costs and expenses decreased 21.6%, or $71.0 million, from the prior year. The decrease was primarily due to cost savings in the mutual fund business as well as company wide cost reduction programs, which drove the decline in expenses in the other Asset Gathering segment businesses. Amortization of deferred policy acquisition costs increased 97.1%, or $57.8, primarily due to the variable annuity business driven by the $36.1 million Q3 unlocking of the DAC asset mentioned previously. The Segment's effective tax rate on operating income was 32.2% for the nine months ended September 30, 2002 and 30.6% for the prior year. The increase in the rate is due to lower dividends received deductions in the current period associated with lower dividends received on stocks in the variable annuity separate account investment funds.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Guaranteed and Structured Financial Products Segment

The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                         Three Months Ended         Nine Months Ended
                                                            September 30,             September 30,
                                                         2002           2001       2002           2001
                                                        ---------------------    -----------------------
                                                                        (in millions)

Revenues ...........................................    $478.7        $493.9     $1,597.8       $1,870.1

Benefits and expenses ..............................     366.4         400.2      1,273.2        1,599.1

Income taxes .......................................      36.4          31.8        105.9           90.5
                                                        --------------------     -----------------------

Segment after-tax operating income (1) .............      75.9          61.9        218.7          180.5
                                                        --------------------     -----------------------

After-tax adjustments: (1)
    Net realized investment and other
       gains (losses) ..............................     (47.4)        (36.9)      (116.8)         (51.3)
    Restructuring charges ..........................        --            --         (0.5)          (0.7)
    Surplus tax ....................................        --           2.1           --            2.1
                                                        --------------------     -----------------------
Total after-tax adjustments ........................     (47.4)        (34.8)      (117.3)         (49.9)
                                                        --------------------     -----------------------

GAAP Reported:
Income before cumulative effect of
    accounting changes .............................      28.5          27.1        101.4          130.6
Cumulative effect of accounting
    changes, net of tax ............................        --            --           --           (1.2)
                                                        --------------------     -----------------------
Net income .........................................    $ 28.5         $27.1     $  101.4       $  129.4
                                                        ====================     =======================

Other Data:
Segment after-tax operating income: (1)
    Spread-based products ..........................    $ 69.0        $ 56.4     $  200.4       $  162.1
    Fee-based products .............................       6.9           5.5         18.3           18.4
                                                        --------------------     -----------------------
Segment after-tax operating income (1) .............    $ 75.9        $ 61.9     $  218.7       $  180.5
                                                        ====================     =======================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Segment after-tax operating income increased 22.6%, or $14.0 million from the prior year. This increase was driven by a 22.3%, or $12.6 million increase in spread-based products after-tax operating income. The increase in the spread-based business is primarily due to an increase in investment spreads of 13.3%, or $11.8 million from the prior year. The increase in investment spreads was a result of a higher average invested asset base, which increased 12.8%, or $2.7 billion, partially offset by a one basis point decline in the interest rate margin. GICs and funding agreements accounted for 63.9% of segment after-tax operating income compared to 68.7% in the prior year. On a total company basis, GICs and funding agreements accounted for 26.1% of after-tax operating income compared to 21.1% in the prior year. The increase in GICs and funding agreements as a percent of total company after-tax operating income is due to the Q3 unlocking and is not expected to persist. For the three month period ended September 30, 2002, GICs and funding agreements accounted for 26.1% of total company after-tax operating income despite the Q3 unlocking. Fee-based products after-tax operating income increased 25.5% or $1.4 million from the prior year, reflecting lower risk based capital partially offset by lower separate account risk charges.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Revenues decreased 3.1%, or $15.2 million from the prior year, driven by a decline in net investment income of 5.4%, or $24.5 million. Spread-based net investment income decreased 5.1%, or $20.4 million from the prior year, despite growth in the average invested asset base of 12.8%, or $2.7 billion. Net investment income declined due to a lower average investment yield, which fell to 6.31% from 7.53% in the prior year. The decrease in the average investment yield is a reflection of the declining interest rate environment in the current period and that approximately $10 billion, or 41% of the asset portfolio, floats with the lower market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Partially offsetting the decrease in net investment income was an increase in premiums of 34.3%, or $8.4 million from the prior year. Premiums on structured settlement products increased 70.2%, or $9.9 million, from the prior year. Structured settlement premiums increased due to the growth in sales of structured settlement products to $26.1 million, an increase of 40.3%, or $7.5 million from the prior year. Investment-type product charges increased $0.9 million from the prior year, reflecting the increase in structured settlement sales in the current period.

      Benefits and expenses decreased 8.4%, or $33.8 million from the prior year. This decrease was primarily due to lower benefits to policyholders. Benefits to policyholders on spread-based products decreased 9.2%, or $29.8 million from the prior year, due to lower interest credited on account balances. Spread-based interest credited decreased 10.4%, or $32.0 million from the prior period, primarily due to a decline in the average interest credited rate on account balances, due to the reset of approximately $10 billion of liabilities with floating rates and new business added at current market rates. The average interest credited rate fell to 4.89% from 6.10% in the prior year. Other operating costs and expenses decreased 17.2%, or $2.7 million from the prior year. This decrease was primarily due to lower taxes, licenses, and fees and lower compensation expenses. These declines were partially offset by higher dividends to policyholders, which increased 21.6%, or $1.9 million from the prior year. The Segment's effective tax rate on operating income was 32.4% compared to 33.9% for the prior year due to increased low income housing credits, partially offset by a decreased general account dividends received deduction.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Segment after-tax operating income increased 21.2%, or $38.2 million from the prior year. Spread-based products after-tax operating income increased 23.6%, or $38.3 million from the prior year. The increase in the spread-based business is primarily due to the increase in investment spreads of 18.8%, or $47.7 million from the prior year. The increase in investment spreads was a result of a higher average invested asset base, which increased 13.5%, or $2.7 billion from the prior year, combined with an 11 basis point increase in the interest rate margin. The increase in interest rate margin is a result of income earned on limited partnership and mortgage investments in the current period. GICs and funding agreements accounted for 65.4% of segment after-tax operating income compared to 66.9% in the prior year. On a total company basis, GICs and funding agreements accounted for 23.8% of after-tax operating income compared to 20.4% in the prior year. Fee-based products after-tax operating income decreased $0.1 million from the prior year, primarily due to lower risk based capital and lower separate account risk charges.

      Revenues decreased 14.6%, or $272.3 million from the prior year, largely due to a decrease in premiums of 38.6%, or $169.3 million, driven by a $302.5 million decrease in single premium annuities premiums from the prior year. Premiums decreased on lower sales of single premium annuities, which fell 85.1%, or $308.5 million from the prior year. Partially offsetting the decrease in premiums on single premium annuities was an increase of 268.9%, or $135.5 million in premiums on structured settlement products from the prior year. Net investment income decreased 7.5%, or $103.7 million from the prior year, despite growth of 13.5%, or $2.7 billion in the spread-based average invested assets. Net investment income declined due to a lower average investment yield, which fell to 6.53% from 8.01% in the prior year, reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $9 billion, or 39% of the asset portfolio, floats with market rates. In addition, new sales generate cash flows, which are invested at the current market interest rates, which have decreased from the prior year. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Investment-type product charges increased $0.3 million from the prior year due to higher fees on structured settlement contracts, which were largely offset by lower asset-based fees on separate accounts.

      Benefits and expenses decreased 20.4%, or $325.9 from the prior year. The decrease was primarily due to lower benefits to policyholders. Benefits to policyholders for spread-based products decreased 22.9%, or $312.7 million from the prior year, due to lower sales of single premium annuity contracts, combined with lower interest credited on account balances. Interest credited decreased 14.2%, or $134.4 million from the prior year. The

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $9 billion of liabilities with floating rates and new business added at current market rates. The average crediting rate fell to 5.01% from 6.60% in the prior year. Other operating costs and expenses increased 13.4%, or $5.7 million from the prior year. This increase was driven by higher product development costs, commissions on structured settlement sales, state taxes, licenses, and fees, and corporate communications costs. Dividends to policyholders increased 7.6%, or $2.0 million from the prior year. The segment's effective tax rate on operating income was 32.6% compared to 33.4% in the prior year, due to increased low income housing credits, partially offset by a decreased general account dividends received deduction.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Management Segment

The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                             Three Months Ended       Nine Months Ended
                                                September 30,           September 30,
                                             2002          2001      2002          2001
                                            --------------------    --------------------
                                                            (in millions)
Revenues ................................   $30.5          $33.2    $94.4          $99.7

Benefits and expenses ...................    22.2           22.2     66.8           71.9

Income taxes ............................     3.8            4.0     10.8           10.8
                                            --------------------    --------------------

Segment after-tax operating income (1) ..     4.5            7.0     16.8           17.0
                                            --------------------    --------------------

After-tax adjustments: (1)
    Net realized investment and other
       gains (losses) ...................    (0.1)            --      0.4           (0.1)
    Restructuring charges ...............      --           (0.2)    (0.2)          (0.7)
                                            --------------------    --------------------
Total after-tax adjustments .............    (0.1)          (0.2)     0.2           (0.8)
                                            --------------------    --------------------

GAAP Reported:
Income before cumulative effect of
    accounting changes ..................     4.4            6.8     17.0           16.2
Cumulative effect of accounting changes,
     net of tax .........................      --             --       --           (0.2)
                                            --------------------    --------------------
Net income ..............................   $ 4.4          $ 6.8    $17.0          $16.0
                                            ====================    ====================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Segment after-tax operating income decreased $2.5 million, or 35.7%, from the prior year. The decrease was primarily due to a decrease of $5.6 million, or 62.9%, in net investment income offset by a $3.1 million increase, or 13.3%, in revenue, commissions and other fees. Expenses and realized investment and other gains (losses) were flat overall. The decrease in net investment income resulted primarily from non-recurring prior year income on investments at John Hancock Energy Resources Management and from a lower level of commercial mortgages held for sale this year at John Hancock Real Estate Finance. The increase in revenue, commissions and other fees resulted from higher fees earned from new investment initiatives at our Bond & Corporate Finance Group and higher acquisition fees earned at John Hancock Realty Advisors based on higher acquisition activity offset by lower advisory fees at Independence Investment LLC. Independence Investment LLC advisory fees declined due to continued market depreciation partially offset by net sales.

      Revenues decreased $2.7 million, or 8.1%, from the prior year. Net investment income declined $5.6 million, or 62.9%, to $3.3 million. Net investment income at John Hancock Real Estate Finance decreased $2.9 million, or 60.4%, on lower commercial mortgages held for sale, and in the prior year period, John Hancock Energy Resources Management recognized $3.4 million of non-recurring income on limited partnerships' sales of investments. Investment management revenues, commissions and other fees increased $3.1 million, or 13.3%, over the prior year, mostly due to increases in advisory and acquisition fees. Bond & Corporate Finance fees increased $2.7 million, mainly from new investment initiatives. John Hancock Realty Advisors revenue increased $1.9 million based on an increase in acquisition fee income of $1.8 million, from $0.7 million in the prior year, resulting from a fourfold increase in acquisition activity to $44.1 million of acquisitions placed this quarter. Independence Investment LLC advisory fees decreased $1.8 million based on $2.0 billion in lower average assets under management compared to the prior year, resulting from market declines of $2.0 billion, partially offset by net sales of $175.0 million. Net realized investment and other gains (losses) were flat overall, down $0.1 million, to $0.9 million from the prior year period. Investment management revenues, commissions and other fees were 0.40% and 0.33% of average advisory assets under management for the current and prior year quarters, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Benefits and expenses were unchanged from the prior year. John Hancock Real Estate Finance interest expenses declined $1.9 million, based on lower interest rates and lower borrowings to fund commercial mortgages held for sale, offset by $0.4 million higher operating expenses at Bond & Corporate Finance related to a planned mezzanine fund, $0.4 million higher acquisition costs at John Hancock Realty Advisors, and $0.4 million higher compensation expenses at John Hancock Real Estate Finance and other smaller increases throughout the segment. Other operating costs and expenses were 0.33% and 0.31% of average advisory assets under management for the current and prior year quarters, respectively. The Segment's effective tax rate on operating income increased to 45.8% from 36.4% in the prior year period, primarily due to a one-time adjustment to 2001 taxes. The underlying effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

Nine Months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      Segment after-tax operating income decreased $0.2 million, or 1.2% from the prior year. The decrease was due to $7.2 million, or 39.8%, in lower net investment income and $1.6 million, or 45.7%, of lower realized investment and other gains (losses) offset by $3.5 million, or 4.5%, of higher revenue, commissions and other fees and $5.1 million, or 7.1%, of lower benefits and expenses. Net investment income declined primarily due to lower levels of mortgages held for sale at John Hancock Real Estate Finance and non-recurring income from limited partnerships in the prior year period at John Hancock Energy Resources Management. Revenue, commissions and other income increased due to higher acquisition fees at John Hancock Realty Advisors and higher fees at our Bond & Corporate Finance Group from new investment initiatives offset by lower advisory fees at Independence Investment LLC. Independence Investment LLC advisory fees declined due to continued market depreciation partially offset by net sales.

      Revenues decreased $5.3 million, or 5.3% from the prior year. Net investment income decreased $7.2 million, or 39.8%, primarily due to lower prevailing short-term interest rates and a lower level of warehoused mortgages at John Hancock Real Estate Finance in the current year period, and in the prior year period, John Hancock Energy Resources Management recognized $3.8 million of non-recurring income on limited partnerships' sales of investments. Net realized investment and other gains (losses) on mortgage securitizations decreased $1.6 million, or 45.7%, based on lower average profitability of the securitizations and lower levels of securitization activity in the current year. Investment management revenues, commissions, and other fees increased $3.5 million, or 4.5%, primarily due to an increase in real estate acquisition fee income at John Hancock Realty Advisors and increased fees from new investment initiatives at our Bond & Corporate Finance Group, offset by lower advisory fees at Independence Investment LLC on lower average assets under management. Average assets under management at Independence Investment LLC declined from the prior year, primarily due to market declines of $2.0 billion partially offset by net sales of $175.0 million. Investment management revenues, commissions and other fees were 0.39% and 0.35% of average advisory assets under management in 2002 and 2001, respectively.

      Benefits and expenses decreased $5.1 million, or 7.1%, from the prior year. The decrease was primarily due to $2.2 million of lower interest expense in the segment resulting mostly from lower prevailing interest rates and a lower level of warehoused mortgages at John Hancock Real Estate Finance and savings from ongoing cost cutting efforts across the Investment Management Segment subsidiaries. Offsetting these reductions was an increase in commission expenses of $1.2 million at Hancock Natural Resource Group as a result of signing new timber investors in 2002 and $1.0 million in higher acquisition costs due to higher real estate acquisition activity at John Hancock Realty Advisors. Other operating costs and expenses were 0.31% and 0.32% of average advisory assets under management for 2002 and 2001, respectively. The Segment's effective tax rate on operating income rose to 39.1% from 38.8% from the prior year, primarily due to a one-time adjustment to 2001 taxes. The underlying effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Corporate and Other Segment

The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                     Three Months Ended     Nine Months Ended
                                                       September 30,          September 30,
                                                      2002        2001       2002        2001
                                                     ------------------    --------------------
                                                                   (in millions)
Revenues ......................................     $476.9       $442.3    $1,461.9    $1,354.4

Benefits and expenses .........................      482.6        426.2     1,462.3     1,306.2

Income taxes ..................................      (29.2)        (6.2)      (55.0)      (14.4)
                                                    -------------------    --------------------

Segment after-tax operating income (1) ........       23.5         22.3        54.6        62.6
                                                    -------------------    --------------------

After-tax adjustments: (1)
   Net realized investment and other
     gains (losses) ...........................        0.4         (4.0)      (13.0)       11.7
   Restructuring charges ......................       (0.3)        (1.5)        1.6        (1.7)
   Surplus tax ................................         --          0.2          --         0.2
   Class action lawsuit .......................         --           --        (0.8)         --
                                                    -------------------    --------------------
Total after-tax adjustments ...................        0.1         (5.3)      (12.2)       10.2
                                                    -------------------    --------------------

GAAP Reported:
Income before cumulative effect of
   accounting changes .........................       23.6         17.0        42.4        72.8
Cumulative effect of accounting changes, net
   of tax .....................................         --           --          --        (2.6)
                                                    -------------------    --------------------
Net income ....................................     $ 23.6       $ 17.0    $   42.4    $   70.2
                                                    ===================    ====================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Corporate and Other Segment after-tax operating income consists of three sub-segments: International Operations, $26.1 million and $8.9 million, Corporate Operations, $(3.4) million and $11.6 million and Non Core Operations, or businesses in run-off, $0.8 million and $1.8 million, for the three months ended September 30, 2002 and 2001. The following discussion focuses on International and Corporate Operations.

      After-tax operating income from international operations increased $17.2 million or 193.3% from the prior year. The increase was primarily to due to a $16.5 million improvement in earnings from Maritime Life. Maritime Life recorded strong growth driven by both new sales and a successful acquisition strategy. The latest acquisition, being RSAF in 2001, contributed $0.5 million to the current quarter's results. Other favorable experience factors included: $4.6 million in individual life mortality, surrenders and expenses, $2.7 million in investment products and $1.5 million for group life and health products. In addition, a review of the valuation of deferrable acquisition costs on segregated funds products (separate accounts) was completed, resulting in a $5.3 million after-tax reduction of DAC amortization. Finally, changes in the expectation of future claim levels for long-term disability products contributed $2.4 million. The impact of no longer amortizing goodwill was offset by interest expense on debt used to partly finance the RSAF acquisition.

      After-tax operating income from corporate operations decreased $15.0 million, or 129.3%, from the prior year. The decrease was due to lower investment income of $5.3 million in partnership funds and lease funds, as well as a decrease in net periodic pension plan credits of $5.1 million and increased interest expense of $3.9 million. Signature Fruit's results were $0.6 million favorable due to reductions in fixed expenses of $2.3 million that offset lower profit margins of $1.7 million. The Group Life insurance business was $1.6 million favorable due to favorable claim experience. Our corporate-owned life insurance program results were $3.7 million unfavorable due to the performance of the underlying assets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

The Segment generated a tax credit of $29.2 million, an increase of $23.0 million, for the three months ended September 30, 2002 compared to the prior year. The effective tax rate decreased primarily as a result of tax benefits generated by increased affordable housing tax credits, lease residual management investment strategy, dividends received deduction, and the Company's corporate-owned life insurance program.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      Corporate and Other Segment after-tax operating income consists of three sub-segments: International Operations, $60.6 million and $34.9 million, Corporate Operations, $(9.6) million and $22.3 million and Non Core Operations, or businesses in run-off, $3.6 million and $5.4 million for the nine months ended September 30, 2002 and 2001. The following discussion focuses on International and Corporate Operations.

      After-tax operating income from international operations increased $25.7 million or 73.6% from the prior year. The increase was primarily due to $23.4 million in improved earnings from Maritime Life. Favorable experience factors were $8.5 million, which included $3.3 million for protection products, $2.7 million for asset-gathering products and $2.5 million for group life and health. A contribution of $3.5 million from RSAF and the discontinuance of goodwill amortization of $3.7 million also contributed to this result. Favorable experience for group long-term disability products resulted in an increase of $5.1 million in after-tax operating income. In addition, a recent review of DAC levels for the segregated funds and guaranteed annuity products produced a $5.3 million contribution to after-tax income and a lowering of DAC amortization charges.

      After-tax operating income from corporate operations decreased by $31.9 million, or 143.0%, from the prior year. The decrease was due to lower investment income of $13.0 million due to prior year adjustments to partnership funds and lease funds. Income from short-term investments was $2.2 million lower and income from equity investments was $3.1 million lower. Interest expense increased $13.4 million, and there was a decrease in net periodic pension plan credits of $15.5 million. The Group Life insurance business was $3.2 million favorable due to favorable claim experience. Our corporate-owned life insurance program was $10.9 million favorable due to both an increase in the asset base and to improved performance of the underlying assets which were reallocated from equity to fixed income investments.

      The Segment generated a tax credit of $55.0 million, an increase of $40.6 million, for the nine months ended September 30, 2002 compared to the prior year. The effective tax rate decreased primarily as a result of tax benefits generated by increased affordable housing tax credits, lease residual management investment strategy, dividends received deduction, and the Company's corporate-owned life insurance program.

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

      Management of credit risk is central to our business and we devote considerable resources to the credit analysis underlying each investment acquisition. Our corporate bond management group employs a staff of highly specialized, experienced, and well-trained credit analysts. We rely on these analysts' ability to analyze complex private financing transactions and to acquire the investments needed to profitably fund our liability requirements. In addition, when investing in private fixed maturity securities, we rely upon broad access to proprietary management information, negotiated protective covenants, and call protection features and collateral protection.

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

      John Hancock is able to hold to this investment strategy over the long term, both because of its strong capital position, the fixed nature of its liabilities and the matching of those liabilities with assets, and because of the experience gained through many decades of a consistent investment philosophy. Despite the current high levels of market default rates and widened credit spreads, we expect losses on our investment portfolio to approximate losses assumed in product pricing over the economic cycle. We generally intend to hold all of our fixed maturity investments to maturity to meet liability payments, and to ride out any unrealized gains and losses over the long term.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $64.6 billion and $59.0 billion as of September 30, 2002 and December 31, 2001, respectively. Although the composition of the portfolio has not significantly changed at September 30, 2002 as compared to December 31, 2001, the majority of the $5.6 billion increase in the invested assets is attributable to an increase in the fixed maturity security portfolio where the Company directs a majority of its net cash flow. The following table shows the composition of investments in the general account portfolio.

                                           As of September 30,       As of December 31,
                                                   2002                     2001
                                          -----------------------------------------------
                                          Carrying        % of     Carrying        % of
                                           Value          Total      Value         Total
                                          -----------------------------------------------
                                         (in millions)           (in millions)
Fixed maturity securities (1) .........   $46,157.8        71.4%   $41,106.8        69.8%
Mortgage loans (2) ....................    11,734.5        18.2     10,993.2        18.6
Real estate ...........................       356.2         0.5        442.4         0.7
Policy loans (3) ......................     2,018.8         3.1      2,008.2         3.4
Equity securities .....................       946.5         1.5      1,190.9         2.0
Other invested assets .................     2,270.8         3.5      1,786.1         3.0
Short-term investments ................        90.1         0.1        153.5         0.3
Cash and cash equivalents (4) .........     1,067.9         1.7      1,313.7         2.2
                                          -----------------------------------------------
   Total invested assets ..............   $64,642.6       100.0%   $58,994.8       100.0%
                                          ===============================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $678.4 million and $695.0 million as of September 30, 2002 and December 31, 2001, respectively. The total fair value of our fixed maturity security portfolio was $46,216.6 million and $41,090.9 million, at September 30, 2002 and December 31, 2001, respectively.
(2) The fair value of the mortgage loan portfolio was $12,711.9 million and $11,574.4 million as of September 30, 2002 and December 31, 2001, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2002, fixed maturity securities represented 71.4% of general account investment assets with a carrying value of $46.2 billion, roughly comprised of 58.9% public securities and 41.1% private securities. Each year the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds, while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and to target two-thirds of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's assets.

The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

             Fixed Maturity Securities -- By Industry Classification

                                                                       As of September 30, 2002
                                       ---------------------------------------------------------------------------------------
                                                                     Carrying Value
                                                                     of Securities               Carrying Value of
                                                          Net         with Gross        Gross     Securities with    Gross
                                       Total Carrying  Unrealized     Unrealized     Unrealized  Gross Unrealized   Unrealized
                                           Value       Gain (Loss)       Gains          Gains         Losses         Losses
                                       ---------------------------------------------------------------------------------------
                                                                             (in millions)
Corporate securities:
      Banking and finance .........     $ 5,672.3        $188.5        $ 4,222.3      $  289.7     $ 1,450.0       $  (101.2)
      Communications ..............       2,039.1         (75.9)         1,123.4          92.7         915.7          (168.6)
      Government ..................       1,120.8          81.4          1,033.6          93.5          87.2           (12.1)
      Manufacturing ...............       7,598.2         134.5          5,467.4         419.5       2,130.8          (285.0)
      Oil & gas ...................       5,112.8          46.2          3,706.5         314.0       1,406.3          (267.8)
      Services / trade ............       2,565.7         117.8          1,978.1         152.9         587.6           (35.1)
      Transportation ..............       3,618.5         (38.7)         2,499.5         194.7       1,119.0          (233.4)
      Utilities ...................       8,695.4        (123.0)         5,433.1         440.9       3,262.3          (563.9)
                                       ------------------------------------------------------------------------------------- -
   Total Corporate Securities .....      36,422.8         330.8         25,463.9       1,997.9      10,958.9        (1,667.1)

Asset-backed and mortgage-backed
   securities .....................       7,604.2         356.0          6,051.9         477.6       1,552.3          (121.6)
U.S. Treasury securities and
   obligations of U.S. government
   agencies .......................         189.6          14.3            189.3          14.3           0.3              --
Debt securities issued by foreign
   governments (1) ................       1,659.2         142.4          1,504.2         168.0         155.0           (25.6)
Obligations of states and political
   subdivisions ...................         282.0          22.1            256.6          22.7          25.4            (0.6)
                                       ---------------------------------------------------------------------------------------
      Total .......................     $46,157.8        $865.6        $33,465.9      $2,680.5     $12,691.9       $(1,814.9)
                                       =======================================================================================

(1) Includes $1,257.9 million in debt held in Maritime Life, our Canadian insurance subsidiary, and issued by the Canadian government.

      As of September 30, 2002, there are $2,680.5 million of gross unrealized gains and $1,814.9 million of gross unrealized losses on the fixed maturities portfolio. The table above shows gross losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $1,814.9 million of gross losses in the portfolio at September 30, 2002, $208.4 million is in the closed block and $61.6 million has been allocated to participating pension contractholders, leaving $1,544.9 of unrealized losses after such allocations. The gross unrealized losses of $1,814.9 million include $1,518.7 million, or 83.7%, of those unrealized losses are concentrated in the manufacturing, oil and gas, transportation, utilities and communications industries. The communications, utilities and transportation industries have net unrealized losses.

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

      Oil & Gas: In the Oil & Gas industry much of our unrealized loss arises from companies in emerging markets, primarily Latin America. Our philosophy in emerging markets is to generally lend to those companies with dollar based export products such as oil companies. Emerging markets continue to experience significant stress and bond prices across most emerging market countries are down. However, our oil & gas investments are faring well as these companies have dollar based revenues to pay their debts and have continued to do so. In many cases, investments are structured so that all export revenues first pass through an offshore trust and our debt service is then paid before any dollars are released back to the company. This type of transaction is known as an export receivables investment. All of our Venezuelan transactions are structured in this manner.

      Transportation: The Transportation sector consists largely of air, rail, and automotive manufacturers and service companies. All of these subsectors are experiencing cyclical downturns, particularly the airline industry, having been impacted both by the recession and the fallout from September 11. While most airlines are losing money, we lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan (losses may also arise in renegotiation if we anticipate this chain of events). When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles.

      Utilities: The Utility sector has faced a number of challenges over the past few years including the California Power Crisis, the Enron bankruptcy, and the recession which has resulted in a drop in demand. More recently, there have been issues around energy trading activities and the financial liquidity of some large merchant industry players. These events caused a general widening in utility and project finance bond spreads over the course of the quarter. We expect continued stress in this sector as owners of merchant plants work through their liquidity issues with the banks. Investors are likely to see continued restructurings and/or bankruptcy filings from those companies unable to reach agreement with the banks. Longer term we believe the reduction in power supply from reduced capital expenditures and the shutting of inefficient plants will support a gradual rise in power prices that will help this sector recover. We currently intend to hold our positions until they recover.

      Communications: The Communication sector, which includes media, publishing and other activities in addition to telecommunications, has experienced aggressive expansion, which has resulted in considerable excess capacity. There have been high profile companies, which have filed for bankruptcy. Among the remaining players, further pressure has resulted. Our strategy has been to focus on operating companies with strong balance sheets and diversified product offerings. As in past recessions, we see pressure on these bonds. We would expect improvement when the economy begins to recover.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                As of September 30, 2002
                                  -----------------------------------------------------
                                     Carrying
                                     Value of
                S&P Equivalent      Securities
               Designation (2)      with Gross                  Gross
      SVO                           Unrealized       % of       Unrealized
  Rating (1)                       Losses (3)(4)     Total    Losses (3)(4)  % of Total
---------------------------------------------------------------------------------------
                                   (in millions)             (in millions)
       1        AAA/AA/A...........   $ 3,127.8       25.2%    $  193.5        10.8%
       2        BBB................     6,223.1       50.1        743.4        41.6
       3        BB.................     1,713.9       13.8        397.5        22.2
       4        B..................       905.7        7.3        306.8        17.2
       5        CCC and lower......       315.9        2.6        139.2         7.8
       6        In or near default.       124.3        1.0          7.2         0.4
                                      -------------------------------------------------
                Total..............   $12,410.7      100.0%    $1,787.6       100.0%
                                      =================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $281.2 million and unrealized losses of $27.3 million.
(4) Includes 138 securities that are awaiting an independent rating with a carrying value of $1,144.6 million and unrealized losses of $57.0 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 9.0% and 3.1% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

      At September 30, 2002, $936.9 million, or 52.4%, of the gross unrealized losses are on securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

changes in credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if, and when, we decide to sell such securities (note that such a decision only would be made with respect to our available-for-sale portfolio). We believe that the discussion of securities with ongoing unrealized losses should focus on below investment grade securities that generally are more likely to develop credit concerns.

      As of September 30, 2002, there are $850.7 million of the gross unrealized losses on below investment grade securities in the fixed maturities portfolios. Of this amount, 72.2% has been in place for over six months. The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at September 30, 2002 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                       September 30, 2002
                                           ------------------------------------------
                                             Carrying Value of
                                           Securities with Gross     Gross Unrealized
                                              Unrealized Loss             Loss
                                           ------------------------------------------
                                                         (in millions)

Due in one year or less .................      $   632.0               $   36.2
Due after one year through five years ...        3,364.5                  412.7
Due after five years through ten years ..        3,841.2                  682.4
Due after ten years .....................        3,301.9                  562.0
                                           ------------------------------------------

Asset-backed and mortgage-backed
  securities ............................        1,552.3                  121.6
                                           ------------------------------------------

Total ...................................      $12,691.9               $1,814.9
                                           ==========================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

As of September 30, 2002 we had 41 securities that had an unrealized loss of $10 million or more. They include:

                                                                  Carrying   Unrealized
Description of Issuer                                               Value       Loss
---------------------------------------------------------------------------------------
                                                                     (in millions)

Secured financings to large US airline ..........................   $239.0    $57.0
Unregulated power/pipeline energy company .......................     19.6     56.8
Unregulated energy generator and supplier .......................     71.5     48.6
Large US based merchant energy generator ........................    117.6     43.9
US power generator with multiple plants .........................     60.6     36.0
Oilfield service company ........................................     29.3     32.8
Notes secured by leases on a pool of aircraft ...................     49.6     32.5
Large integrated energy company .................................     89.5     31.9
US telecommunications company ...................................     34.8     31.1
US based farmer owned cooperative ...............................     26.6     30.9
Venezuelean oil company with US dollar based flows ..............    129.6     29.6
Lease financing with US fossil fuel power generator .............     56.2     28.0
US telecommunications company ...................................     81.7     27.4
Large US wireless telecommunication company .....................    124.6     26.5
Joint venture in three US gas fired cogeneration power plants ...     26.1     23.9
Argentinean trust holding rights to oil and gas royalty
  producer ......................................................     21.0     21.0
US integrated producer of petrochemicals and related products ...     45.0     20.9
Large chemical related producer of synthetic products ...........    111.0     20.2
Holding company of large US integrated power generator ..........     59.1     19.2
Joint venture with Venezuelan oil company and two large US oil
  companies .....................................................     39.2     17.4
Financing of a restructured power contract with a major US
  utility .......................................................     36.5     17.3
Joint venture with a Venezuelan oil company that produces
  fertilizer ....................................................     21.2     16.9
US telecommunications company ...................................     56.6     16.3
US merchant energy generator ....................................     71.6     15.6
Large Mexican copper producer ...................................     20.0     15.5
Large US housing builder ........................................      7.7     15.1
Large US auto manufacturer ......................................    169.8     15.0
Franchise loan backed transaction ...............................     25.2     13.9
Merchant energy generation and trading company ..................     16.7     13.8
Joint venture of two large US chemical companies ................     73.7     13.8
Argentinean oil company with US dollar based flows ..............     17.6     12.8
Joint venture between a large Venezuelean company and a large
  US oil company ................................................     47.0     12.2
Mid size US multi-line insurance company ........................      9.0     12.1
Subordinated investment in international water projects .........      3.4     11.8
Large US electric utility holding company .......................     42.3     11.4
Private toll road and bridge operator ...........................     30.3     11.4
US natural gas fired power generator ............................     65.0     11.2
Brazilian national oil company ..................................     30.6     11.0
Energy generator and supplier ...................................     41.1     10.9
Norwegian subsidiary of US oilfield service company .............     19.3     10.6
Great Britain pump storage facility .............................     59.4     10.0

      A major driver in the valuation of the fixed income portfolio at September 30, 2002 is the recent reduction in traded or quoted bond prices across most industries, especially in the below investment grade categories where, in the current environment, bond market investors are very risk averse and have severely penalized issues where there is any uncertainty. The effect was most pronounced in the reduction in the traded or quoted prices of the bonds of many energy companies with merchant exposure. In the third quarter, the rating agencies downgraded a number of companies that have exposure to the merchant energy sector. These downgrades in turn created liquidity issues for a few companies and uncertainty at many others. In the current environment, bond market investors are very risk averse and have severely penalized issues where there is any uncertainty. This market sentiment, which we believe to be temporary, has led to significant reductions in the prices of virtually every energy company that has any merchant exposure, including several in our portfolio and 15 on the list above. We believe these issuers are taking the right steps to strengthen their balance sheets through a

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

combination of actions such as reducing capital expenditures, scaling back trading operations, reducing dividends, and issuing equity. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS and ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to the portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in periods of high interest rates. We believe the portion of the MBS/ABS portfolio subject to prepayment risk as of September 30, 2002 and December 31, 2001 was limited to 11.3% and 10.1% of total MBS/ABS portfolio and 1.9% and 1.6% of total fixed maturity securities holdings, respectively.

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

      The following table sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments are investment grade, with 89.2% and 88.3% of fixed maturity investments invested in Category 1 and 2 securities as of September 30, 2002 and December 31, 2001, respectively. Below investment grade bonds were 10.8% and 11.7% of fixed maturity investments, excluding redeemable preferred stock, and 7.6% and 8.0% of total invested assets as of September 30, 2002 and December 31, 2001, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the ability of bond analysts to better predict credit or default risk. The Company's bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread, that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the CIO and the Bond Investment Committee.

      A majority (54.1%) of the below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $484.7 million and $393.1 million as of September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, $6.5 million and $2.5 million, respectively, of interest on bonds in or near default was included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     Fixed Maturity Securities -- By Quality

                                             As of September 30,          As of December 31,
                                                    2002                        2001
                                         ------------------------------------------------------
      SVO          S&P Equivalent          Carrying          % of       Carrying          % of
  Rating (1)      Designation (2)        Value (3)(4)       Total       Value (3)        Total
-----------------------------------------------------------------------------------------------
                                         (in millions)                (in millions)
       1           AAA/AA/A...........    $19,473.5          42.8%     $16,876.8          41.8%
       2           BBB................     21,089.1          46.4       18,800.2          46.5
       3           BB.................      2,660.4           5.8        2,796.5           6.9
       4           B..................      1,192.8           2.6        1,102.4           2.7
       5           CCC and lower......        578.9           1.3          442.8           1.1
       6           In or near default.        484.7           1.1          393.1           1.0
                                         ------------------------------------------------------
                   Total..............    $45,479.4         100.0%     $40,411.8         100.0%
                                         ======================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $678.4 million and $695.0 million as of September 30, 2002 and December 31, 2001, respectively.
(4) Includes 564 securities that are awaiting an SVO rating, with a carrying value of $3,637.9 million as of September 30, 2002. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.

      Mortgage Loans. As of September 30, 2002 and December 31, 2001, the Company held mortgage loans with a carrying value of $11.7 billion and $11.0 billion, including $2.6 billion and $2.5 billion respectively, of agricultural loans at each period end and $9.1 billion and $8.5 billion, respectively, of commercial loans. Impaired loans comprised 1% of the mortgage portfolio at September 30, 2002. The Company's average historical impaired loan percentage during the period of 1996 through 2001 is 2.1%. This historical percentage is higher than the current 1% because it includes some remaining problem assets of the 1990's real estate downturn. Maritime Life managed $1.4 billion and $1.3 billion, respectively, of which $0.7 billion and $0.6 billion, respectively, were government-insured by the Canada Mortgage and Housing Corporation.

    The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agribusiness, timber and production agriculture.

                                  As of September 30, 2002                 As of December 31, 2001
                            -------------------------------------     ----------------------------------
                            Amortized  Carrying      % of Total       Amortized  Carrying   % of Total
                              Cost      Value      Carrying Value        Cost     Value   Carrying Value
                            -------------------------------------     ----------------------------------
                                 (in millions)                           (in millions)
Agri-business ...........   $1,456.7     $1,442.6       55.7%         $1,480.6   $1,429.4       57.8%
Timber ..................    1,124.1      1,120.5       43.3           1,017.5    1,009.5       40.8
Production agriculture ..       26.9         26.7        1.0              34.1       33.8        1.4
                            -------------------------------------     ----------------------------------
    Total ...............   $2,607.7     $2,589.8      100.0%         $2,532.2   $2,472.7      100.0%
                            =====================================     ==================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Since the 1990's real estate downturn, our commercial mortgage delinquency rate has declined from a high of 4.9% to 0.3% as of December 31, 2001 leading to a decrease in our impaired loans. This compares to industry delinquency rates of 7.1% and 0.3% for the comparable periods, respectively. In addition, we strengthened our underwriting standards following the last downturn. As of September 30, 2002, we had 11 loans delinquent more than 60 days or in process of foreclosure. We believe the recent economic downturn, unlike the last real estate recession, has had a lot more discipline in that the construction of new assets was limited, keeping supply in balance.

                      Commercial Mortgage Loan Comparisons

                                        As of September 30,                 As of December 31,
                                               2002                                2001
                                   ------------------------------    -------------------------------
                                    Carrying       % of Total        Carrying        % of Total
                                     Value      Mortgage Loans (1)     Value       Mortgage Loans (1)
                                   ------------------------------    -------------------------------
                                   (in millions)                              (in millions)

Delinquent, not in foreclosure ..     $ 1.8               0.0%           $17.5               0.2%
Delinquent, in foreclosure ......      62.8               0.5             13.0               0.1
Restructured ....................      26.8               0.3             56.0               0.5
                                   -----------------------------------------------------------------

   Subtotal .....................      91.4               0.8             86.5               0.8%

Loans foreclosed during period...       3.0                --               --                --

                                   ------------------------------    -------------------------------
   Total ........................     $94.4               0.8%           $86.5               0.8%
                                   ==============================    ===============================

(1) As of September 30, 2002 and December 31, 2001 the Company held mortgage loans with a carrying value of $11.7 billion and $11.0 billion, respectively.

Investment Results

      Overall, the yield, net of investment expenses, on the general account portfolio decreased from the third quarter of the prior year. The lower yield was driven primarily by the sharp drop in short-term rates during the year. As of September 30, 2002, the Company had approximately $12 billion of net exposure to the short-term floating rates (primarily LIBOR), mostly created through interest rate swaps designed to match our portfolio with an increasing volume of floating rate liabilities. Approximately 90% of the decline in investment income caused by lower short-term rates were offset by a decline in floating-rate liability payments. In addition, a less favorable interest rate environment in which to invest new cash contributed to the decline. The inflow of new cash for the twelve month period between the third quarter of 2001 and the third quarter of 2002 was invested at rates that were lower than the overall portfolio earnings rate during the third quarter of 2001. Finally, growth in our portfolio of tax-preferenced investments (affordable housing and the lease residual management) reduced the Company's net investment income by $10.2 million and $13.4 million, for the three and nine month periods ended September 30, 2002, compared to the prior year. The result of these tax-preferenced investments is an increase in the Company's after-tax income of $2.7 million and $5.5 million, for the three and nine month periods compared to the prior year. The following table summarizes the Company's investment results for the periods indicated.

                                                   Three Months Ended                               Nine Months Ended
                                       September 30, 2002     September 30, 2001      September 30, 2002         September 30, 2001
                                       --------------------------------------------------------------------------------------------
                                       Yield     Amount       Yield      Amount        Yield     Amount          Yield     Amount
                                       --------------------------------------------------------------------------------------------
                                             (in millions)           (in millions)           (in millions)             (in millions)
General account assets-
excluding policy loans
  Gross income ...................     6.48%   $   996.6       7.51%   $ 1,016.5        6.67%   $ 2,993.2        7.75%   $ 3,058.8
  Ending assets-excluding
     Policy loans ................              62,623.8                54,951.3                 62,623.8                 54,951.3
Policy loans
  Gross income ...................     6.22%        31.4       5.99%        29.8        6.14%        92.7        6.19%        92.0
  Ending assets ..................               2,018.8                 1,994.9                  2,018.8                  1,994.9
    Total gross income ...........     6.47%     1,028.0       7.46%     1,046.3        6.66%     3,085.9        7.70%     3,150.8
    Less: investment expenses ....                  59.4                    53.5                    168.3                    181.1
                                               ---------               ---------                ---------                ---------
      Net investment income (1) ..     6.09%   $   968.6       7.08%   $   992.8        6.29%   $ 2,917.6        7.25%   $ 2,969.7
                                               =========               =========                =========                =========

(1) Results for the nine month period ended September 30, 2001, have been reclassified to conform with the current presentation, and $30.5 million in investment income related to equity indexed universal life insurance policies sold through Maritime Life, was reclassified to benefits to policyholders.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Impairments The Company has a process in place to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

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

      As disclosed in our MD&A, the Company recorded losses on fixed maturity securities of $103.9 and $342.7 million in the three and nine month periods ended September 30, 2002, respectively, which were driven primarily by write-downs and sales of securities. The following list shows the largest losses recognized during the quarter, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at September 30, 2002.

o $33.2 million on redeemable preferred stock due to new information received on a large energy company that filed for Chapter 11 under the Bankruptcy Code in late 2001. This redeemable preferred stock is secured by equity investments in energy storage and transportation assets in Latin America, predominately Argentina. Continued economic weakness and devaluation of the currency of Argentina suggested the value of the investments securing the Company's redeemable preferred stock had dropped significantly. Consequently, we impaired the redeemable preferred stock investments and have now assigned no value to these assets. The remaining $26.3 million carrying value of this investment is based solely on its senior, unsecured claim to the US based parent, the value of which is based on trading levels of the parent's senior unsecured debt. We have no other investments secured by equity in energy assets in Latin America.

o $27.6 million (including an impairment loss of $22.5 million and $5.1 million in previously recognized gains where the bonds were part of a hedging relationship) on secured financings backed by an airline, or its subsidiaries that filed for Chapter 11 of the Bankruptcy Code during the quarter. With the bankruptcy filing, the airline had the right to affirm or reject certain leases on aircraft, which underlie these collateralized structured financing investments. We have resolved most of the lease terms, including rates, but continue to negotiate new lease rates on any aircraft leases that were rejected and have written down these loans to the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      fair value based on the appraised value of the underlying aircraft. We have $56.3 million of other secured investments with this airline where the leases were affirmed in the bankruptcy and $137.1 million of secured investments with this airline that are guaranteed by AA or higher rated guarantors. Hence, we expect no payment defaults and no loss on these investments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate capital needs to facilitate business operations. John Hancock Financial Services, Inc. (the Company) is an insurance holding company. The assets of the Company consist primarily of the outstanding capital stock of the Life Company, John Hancock Canadian Holdings Limited and investments in other international subsidiaries. The Company's cash flow primarily consists of dividends from its operating subsidiaries and proceeds from the Company's debt offerings (see Note 6 - Debt and Line of Credit in the Company's 2001 Form 10-K) offset by expenses, shareholder dividends and stock repurchases. As a holding company, the Company's ability to meet its cash requirements, including to pay interest on any debt, pay expenses related to its affairs, pay dividends on its common stock and continue to repurchase the Company's common stock pursuant to the board of director's approved plan, substantially depends upon dividends from its operating subsidiaries.

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

      The Commissioner of Insurance for the Commonwealth of Massachusetts previously approved, and the Life Company paid, dividends to JHFS during the nine-month period ended September 30, 2002 in the amount of $111.0 million. This cash dividend was not classified as extraordinary by state regulators.

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

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of September 30, 2002, $40,562.6 million, or 89.2% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,916.8 million, or 10.8% of fixed maturity investments, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided by operating activities was $1,882.5 million and $1,802.2 million for the nine months ended September 30, 2002 and 2001, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $80.3 million increase in cash provided by operating activities for the first nine months in 2002 compared to the same period in 2001 resulted primarily from increased fees, lower benefit payments and higher capital losses, partially offset by lower investment income, decreased tax expense and a smaller increase to other assets net of other liabilities.

      Net cash used in investing activities was $5,092.3 million and $5,691.6 million for the nine months ended September 30, 2002 and 2001, respectively. Change in the cash provided by investing activities primarily relates to

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $599.3 million decrease in cash used in 2002 as compared to 2001 resulted from smaller net acquisitions of fixed maturities offset by increased net acquisitions of mortgages and short-term during the nine months ended September 30, 2002 as compared to the same period in the prior year.

      Net cash provided by financing activities was $2,964.0 million and $1,948.3 million, for the nine months ended September 30, 2002 and 2001, respectively. Changes in cash provided by financing activities primarily relate to the issuance of debt, borrowings or re-payments of the Company's debt, treasury stock activity and excess deposits or withdrawals under investment type contracts. The $1,015.7 million increase in 2002 as compared to 2001 resulted from a $1,073.3 million increase in deposits net of cash payments made on withdrawals of universal life insurance and investment-type contracts. Deposits on such universal life insurance and investment-type contracts exceeded withdrawals by $3,187.6 million and $2,114.3 million for the nine months ended September 30, 2002 and 2001, respectively. The Company's acquisitions of treasury stock decreased for the nine months ended September 30, 2002 as compared to September 30, 2001, to $371.5 million from $492.2 million.

      In October 2000, the Company's Board of Directors authorized a stock repurchase program, with no termination date, under which the Company was authorized to purchase up to $500 million of its outstanding common stock. In August 2001, the Company's Board of Directors authorized an additional $500 million to be used to repurchase stock in the stock repurchase program, and in June 2002 the Board authorized an additional $500 million increase to the stock repurchase program, bringing the total amount authorized to be used to repurchase Company stock to $1.5 billion. From inception through September 30, 2002, the Company has repurchased 29.0 million shares with a total cost of $1,043.7 million, of which 10.6 million shares were repurchased in the nine month period ended September 30, 2002 at a cost of $371.5 million.

      Cash flow requirements also are supported by a committed line of credit of $1.0 billion, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Inc., The Bank of New York, The Bank of Nova Scotia, Fleet Securities, Inc and JPMorgan Securities, Inc., and an effective shelf registration statement which initially provided for the issuance, from time to time, of up to $1 billion of the Company's debt and equity securities. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewed effective July 26, 2002) and a second multi-year facility for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholders' equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit. On November 29, 2001, JHFS sold, under the $1.0 billion shelf registration statement, $500.0 million in 7-year senior unsecured notes at a coupon of 5.625% with the proceeds used for general corporate purposes. The remaining capacity of the shelf registration is currently $500.0 million.

      As of September 30, 2002, we had $1,586.0 million of debt outstanding consisting of $498.8 million of medium-term bonds, $447.4 million of surplus notes, $248.9 million of Canadian debt and $390.9 million of other notes payable and commercial paper issues. The surplus notes are obligations of our primary operating subsidiary, the John Hancock Life Insurance Company. The Canadian debt is an obligation of John Hancock Canadian Corporation, a wholly owned subsidiary of the holding company, JHFS, and is guaranteed by JHFS. The commercial paper program established at the Company has replaced the commercial paper program at its indirect subsidiary, John Hancock Capital Corporation. The Company issued $315.0 million of commercial paper during the third quarter of 2002, of which $145.0 million was outstanding at September 30, 2002.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently-enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws), and the applications and interpretations given to these laws, may adversely affect the Company's sales of insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries, Massachusetts insurance law, and similar Canadian laws, may restrict the ability of John Hancock Life Insurance Company and The Maritime Life Assurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies;
(5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our shareholders; (13) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our shareholder rights plan, that will prevent or discourage takeovers and business combinations that our shareholders might otherwise consider to be in their best interests; (14) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (15) we face investment and credit losses relating to our investment portfolio (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners' codification of statutory accounting practices affected the statutory surplus of John Hancock Life Insurance Company;
(19) we may be unable to retain personnel who are key to our business; (20) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (22) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits, could adversely affect the Company's future net income and financial position.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      As of September 30, 2002 and December 31, 2001, the Company's fixed maturity portfolio was comprised of 89.2% and 88.3% investment grade securities and 10.8% and 11.7% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of September 30, 2002 and December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $34,283.9 million and $30,990.3 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2001, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $17.1 million based on our operational tolerance of 18 days.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of September 30, 2002 and December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $30,993.5 million and $24,205.8 million, respectively. A rate shock (as defined above) would decrease the fair value of these assets by $1,069.5 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      As of September 30, 2002, there have been no material changes to the interest rate exposures as reported in the Company's 2001 Form 10-K.

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

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Life Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of September 30, 2002. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                        As of September 30, 2002
                                --------------------------------------------------------------------------------
                                                                               Fair Value
                                                              --------------------------------------------------
                                              Weighted
                                Notional    Average Term   -100 Basis Point       As of         +100 Basis Point
                                 Amount        (Years)           Change (2)      9/30/02           Change (2)
                               ---------------------------------------------------------------------------------
                                               (in millions, except for weighted average term)
Interest rate swaps ....       $19,961.3         8.9          $(1,007.5)         $(843.1)            $(665.0)
CMT swaps ..............           210.7         0.7                1.1              2.7                 1.0
Futures contracts (1) ..           254.5         5.4                0.1               --                  --
Interest rate caps .....           382.3         4.2                2.8              2.5                 3.7
Interest rate floors ...         8,203.0         7.6              396.5            209.5               105.6
Swaptions ..............            30.0        22.7               (0.3)            (3.6)               (5.1)
                               ---------                      --------------------------------------------------
   Totals ..............       $29,041.8         8.4          $  (607.4)         $(632.0)            $(559.8)
                               =========                      ==================================================

(1)   Represents the notional value of open contracts as of September 30, 2002.
(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 4. CONTROLS and PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits

NONE

(b) Reports on Form 8-K.

      On July 19, 2002, the Company filed a Current Report on Form 8-K, dated July 19, 2002, reporting under Item 5 thereof the Company's press release regarding settlement of a class action lawsuit against the Company.

      On August 14, 2002, the Company filed a Current Report on Form 8-K, dated August 14, 2002, furnishing under Item 9 thereof the Company's two signed forms of Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002 for the quarter ended June 30, 2002.

      On August 21, 2002, the Company filed a Current Report on Form 8-K, dated August 21, 2002, reporting under Item 5 thereof a change in the Company's counterparty and senior debt ratings, as well as changes in the counterparty and insurer financial strength ratings of the Company's primary operating subsidiary, John Hancock Life Insurance Company, as evaluated by Standard & Poor's Ratings Services as of August 20, 2002.

      On August 22, 2002, the Company filed a Current Report on Form 8-K, dated August 22, 2002, reporting under Item 5 thereof developments in pending litigation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    JOHN HANCOCK FINANCIAL SERVICES, INC.


Date: November 13, 2002             By: /s/ THOMAS E. MOLONEY
                                        ---------------------
                                    Thomas E. Moloney
                                    Senior Executive Vice President and
                                    Chief Financial Officer

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                 CERTIFICATIONS

I, David F. D'Alessandro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Hancock Financial Services, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


By: /s/ DAVID F. D'ALESSANDRO
-----------------------------
David F. D'Alessandro
Chairman, President and
Chief Executive Officer and Director

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                 CERTIFICATIONS

I, Thomas E. Moloney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Hancock Financial Services, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


By: /s/ THOMAS E. MOLONEY
-------------------------
Thomas E. Moloney
Senior Executive Vice President and
Chief Financial Officer