Form 10-K
period 2002-12-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2003-03-20
CIK 736260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2002

COMMISSION FILE NO. 1-15607

JOHN HANCOCK FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3483032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

John Hancock Place

Boston, Massachusetts 02117

(617) 572-6000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange, Inc.
Series A Junior Preferred Stock purchase rights	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the December 31, 2002 JHFS Form 10-K or any amendment to the December 31, 2002 JHFS Form 10-K ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the shares of the registrant’s common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $10,290,185,981.

As of March 18, 2003, there were outstanding 288,909,008 shares of Common Stock, $0.01 par value per share of the registrant.

Documents Incorporated by Reference

Document	Part of the Form 10-K into which incorporated
Portions of John Hancock’s 2002 Annual Report	Parts II and IV
Portions of John Hancock’s definitive Proxy Statement to be filed on or about April 1, 2003, for the Annual Meeting of Shareholders scheduled to be held May 12, 2003	Part III

JOHN HANCOCK FINANCIAL SERVICES, INC.

JOHN HANCOCK FINANCIAL SERVICES, INC.

FORWARD-LOOKING STATEMENTS

The statements, analyses, and other information contained herein relating to trends in John Hancock Financial Services, Inc.’s, (the Company’s) operations and financial results, the markets for the Company’s products, the future development of the Company’s business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “will,” “should,” “may,” and other similar expressions, are “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management’s current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements.

These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws and the proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company’s sales of insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries; Massachusetts insurance law, and similar Canadian laws, may restrict the ability of John Hancock Life Insurance Company and The Maritime Life Assurance Company to pay dividends within the consolidated group; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) declines or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our shareholders; (13) there are a number of provisions in our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our shareholder rights plan, that will prevent or discourage takeovers and business combinations that our shareholders might otherwise consider to be in their best interests; (14) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (15) we face investment and credit losses relating to our investment portfolio, including, without limitation, the risks associated with the evaluation and determination by our investment professionals of the fair value of investments as well as whether or not any investments have been impaired on an other than temporary basis; (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners’ codification of statutory accounting practices will adversely affect the statutory surplus of John Hancock Life Insurance Company; (19) future interpretations of NAIC Actuarial Guidelines may require us to establish additional statutory reserves for guaranteed minimum death benefits under variable annuity contracts; (20) we may be unable to retain personnel who are key to our business; (21) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (22) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (23) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company’s future net income and financial position.

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

Non-GAAP Financial Measures

A non-GAAP financial measure is a numerical measure of a company’s performance, financial position, or cash-flows that excludes (includes) amounts that are not normally excluded (included) in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP) in the United States.

In this report we use a non-GAAP financial measure called “segment after tax operating income” in our discussion of Results of Operations by Segment. Please see “Adjustments to GAAP Reported Net Income” in this report or Note 13—Segment Information, for a description of segment after tax operating income and a reconciliation of that measure to net income.

We also use a variety of other measures in this report that we do not consider non-GAAP financial measures because they do not have GAAP counterparts and are operational measures rather than measures of performance, financial position, or cash flows. Two examples of these measures are Sales and Assets Under Management. Sales represents a measure, defined by the Life Insurance Marketing Research Association (LIMRA), of the amount of new business we have sold during the period rather than a measure of revenue. Assets Under Management is an industry measure of a base upon which fee revenue is earned, which is composed of both assets owned and assets managed for third parties.

PART I

Item 1.     Business of John Hancock Financial Services, Inc.

John Hancock Financial Services, Inc. (John Hancock, JHFS or the Company) is one of the nation’s leading financial services companies, providing a broad array of insurance and investment products and services to retail and institutional customers, primarily in North America. Our principal executive offices are located at John Hancock Place, Boston, Massachusetts 02117. Our corporate internet address is www.jhancock.com.

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

We operate our business in five segments. Two segments serve primarily retail customers, and two segments serve primarily institutional customers. Our fifth segment is the Corporate and Other Segment.

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

According to the latest publicly available data, with respect to the United States, the Company is the eighth largest writer of individual life insurance based on new and recurring individual life sales, the third largest writer of individual variable universal life insurance and the tenth largest writer of individual universal life insurance. We believe we are the second largest writer of individual long-term care insurance and the top provider of group long-term care insurance based on total premiums in force. As of December 31, 2002, we were the 21st largest writer of individual annuity contracts, based on LIMRA sales data. Our mutual fund subsidiary ranked 18th among non-proprietary broker-sold U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2002.

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

Our Corporate and Other Segment consists primarily of the operations of John Hancock Canadian Holdings Limited, whose primary operating subsidiary is The Maritime Life Assurance Company (Maritime Life), and international group insurance operations, corporate operations and non-core businesses that are either in the process of winding down (i.e., are in “run-off”) or have been divested.

As of December 31, 2002 and 2001, respectively, our total assets under management were $127.6 billion and $124.2 billion, which includes $25.8 billion and $29.3 billion of assets invested in the Company’s retail mutual funds. Total shareholders’ equity, excluding net unrealized capital gains on securities, was $5.8 billion and $5.5 billion as of December 31, 2002 and 2001, respectively. In addition, John Hancock generated $8.5 billion and $9.1 billion in revenues and $499.5 million and $618.7 million in net income in 2002 and 2001, respectively. The Company’s net income represents a return on average shareholders’ equity, excluding net unrealized capital gains on securities, of 8.8% and 11.1% at December 31, 2002 and 2001, respectively.

Protection Segment

Overview

Through our Protection Segment, we offer a variety of non-traditional and traditional life insurance products and individual and group long-term care insurance products. Our non-traditional life insurance products include variable life and universal life insurance. Our traditional life insurance products include whole life insurance and term life insurance.

The Protection Segment has traditionally been our largest business segment, contributing 40.3%, 36.2% and 35.6% of consolidated operating revenues and 37.2%, 37.1% and 33.6% of consolidated segment after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively. The Protection Segment generated revenues of $3,595.1 million, $3,385.1 million and $3,148.2 million and segment after-tax operating income of $307.6 million, $298.7 million and $248.6 million in 2002, 2001, and 2000, respectively. The Protection Segment has achieved the following financial results for the periods indicated:

	As of or for the Years Ended December 31,
	2002	2001	2000
	(in millions)
Sales (new premiums and deposits)(1):
Non-traditional life—excluding COLI and BOLI(2)
Variable life	$116.0	$124.5	$152.5
Universal life	65.2	30.4	18.4
Traditional life—excluding COLI(2)
Whole life	5.8	6.1	8.4
Term life	39.3	33.0	36.3
COLI and BOLI
Variable life—COLI	66.6	90.5	38.6
Universal life—COLI	23.1	22.1	14.8
Universal life—BOLI	16.3	12.2	0.8
Individual long-term care(3)	132.5	102.2	100.1
Group long-term care(4)	16.6	16.8	11.5

Total	$481.4	$437.8	$381.4

Assets:
Non-traditional life	$12,158.0	$11,163.2	$10,433.5
Traditional life(5)	14,810.5	14,190.4	13,903.3
Individual long-term care	3,481.2	2,519.0	1,923.7
Group long-term care	776.9	580.8	480.6
Other	44.9	51.6	46.9

Total	$31,271.5	$28,505.0	$26,788.0

(1)	Sales represents a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.
(2)	Individual life insurance sales exclude (a) excess premiums, which are premiums that build cash value but do not purchase face amounts of insurance on variable life and universal life insurance products and (b) premiums on corporate owned life insurance (COLI) and bank owned life insurance (BOLI) policies covering more than 200 lives. Sales include 10% of single premium payments on universal and whole life insurance products.
(3)	Individual long-term care sales were revised for private label sales, including an additional $2.3 million in the year ended 2000 and Fortis Reinsurance premiums, including $23.9 million for the year ended 2000.
(4)	Group long-term care sales were revised to include new enrollments and coverage additions of $5.4 million in 2000.
(5)	The 2000 balance was adjusted to reflect the adoption of the provisions of Statement of Position (SOP) 00-3, “Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts,” as outlined in Note 1 to the consolidated financial statements. The result was $41.6 million additional assets for the traditional life product line as of December 31, 2000.

Products and Markets

The attractive demographics of an aging population are a key growth driver for our industry. The boomer generation is healthier, wealthier, and living longer. They need products to manage wealth, provide a stream of income, provide protection and manage longevity risk. John Hancock provides an array of life insurance solutions to meet consumer’s needs, from pure protection to retirement, estate planning, and small business plans.

Our products are marketed through a variety of distribution channels. The success of this product marketing is contingent upon the successful selling efforts of career agents insurance brokers, financial consultants and other distributors of our financial services. We refer to these individuals collectively as “producers”, since it is their ability to secure new life insurance, annuity, and long term care insurance contracts—as well as retain existing contracts—that produces sales, continued revenue flows, and earnings that sustain the continued profitability of our company. Providing outstanding service to our producers is a primary focus. We continually develop tools and processes to make it “easy to do business with John Hancock”. In 2002, we launched several new tools. One, the first web-based illustration and inforce management system, called eHansel, helps producers make new business proposals and manage their current clients. Later in the year, we announced enhancements to this system, adding an advanced online presentation system that instantly creates customized illustrations and sales presentations. Another, an income analysis tool that includes estate planning analysis, enables producers to easily demonstrate comprehensive financial strategies to their clients.

The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. The appreciation of equity markets in the 1990’s resulted in variable life insurance products accounting for the majority of increases in total life insurance premiums and deposits for the insurance industry. This trend reversed in 2001 and 2002 due to declines in equity market performance and we have seen investors return to stable investment products. Although sales of traditional life insurance products have experienced declines, sales of single life insurance, universal life insurance and term life insurance and corporate life insurance have increased. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

With a diversified and competitive portfolio of both fixed and variable products, and comprehensive sales support tools for producers, we have been able to serve our customers in all market conditions, and generate strong business and earnings growth.

The Company’s sales of individual life insurance in 2002 consisted of 55% variable life, 31% universal life and 14% traditional life. The Company’s sales of individual life insurance (excluding COLI and BOLI) in 2002 consisted of 51% variable life, 29% universal life and 20% traditional life. Term life sales represented 87% of traditional life product sales for the year ended December 31, 2002.

Individual Life Insurance.

•	Variable Life Insurance. Variable universal life insurance is the primary variable life insurance product. It provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder. Our core variable life products, Medallion EDGE and PLUS, offer an attractive combination of performance, features and fund selection for clients who can accept a level of market risk, providing design flexibility to meet both death benefit and accumulation objectives.

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

We were among the first insurance companies to offer variable life insurance products, beginning in 1980, and we believe the length of our experience in this market is a competitive strength. In 2001, we introduced an innovative product feature that combined a variable life insurance policy with a long-term care insurance feature.

•	Universal Life Insurance. Our universal life insurance products meet a range of needs, from providing pure, low cost life insurance coverage to products with strong accumulation and income options. The life insurance coverage and cash value that increases based on a credited interest rate which is periodically reset. These policies generally permit policyholders to use any increase in cash value to vary the amount of insurance coverage and the timing and amount of premium payments. In 2002, we expanded our universal life insurance portfolio to include a new highly flexible product that focuses on cash accumulation and offers LifeCare, a long-term care benefit rider. Ideal for the unstable market environment, this product offers clients insurance protection and cash accumulation, without exposure to stock market volatility. Our universal life insurance product portfolio also includes corporate owned life insurance and bank owned life insurance products which are sold to corporations including banks to fund post-retirement employee benefit plan liabilities. We participate in both the corporate and bank owned life insurance markets selectively, as profitable sales opportunities arise.

On December 31, 2002, we acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica). Under the agreement, we received certain assets, reserves and a reoccurring stream of premium payments on the business. We assumed liability for Allmerica’s fixed universal life insurance policies, including claims payments and any other policy obligations. The deal provided for Allmerica’s in-force fixed universal life insurance business to be administered by us, following a transition period. This transaction gave us a more sizeable block of fixed universal life insurance business that will provide economies of scale, and allow us to spread expenses over a broader base. The acquisition also enables us to leverage our investment capabilities to benefit policyholders and investors.

•	Traditional Life Insurance Products. Our traditional life insurance products include single life and joint life (second-to-die) whole life insurance, and term life insurance. Participating whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years, and typically pays a policy dividend. Term life insurance provides only a death benefit, does not build up cash value, and does not pay a dividend. In 2002 we revamped our term portfolio to improve pricing and make the product available to a wider range of age groups.

Long-Term Care Insurance.

We entered the individual long-term care (LTC) insurance market in 1987 and the group long-term care insurance market in 1988 and acquired the long-term care insurance business of Fortis, Inc. (Fortis) in March 2000. Our long-term care insurance products provide protection against the large and escalating costs of home health care, assisted living, and nursing home care. With the aging population, the expected inability of government entitlement programs to meet retirement long-term care needs, and a growing public awareness of long-term care insurance, we believe there is excellent growth potential for the long-term care insurance market. Our long-term care insurance products are reimbursement products, which provide benefits only for documented nursing home, assisted living or home or health care expenses. These products are sold on a guaranteed renewable basis, meaning that we are required to renew the policies each year as long as the premium is paid. However, this also gives us the ability to reset the price of the product prospectively, if needed. Our claims history on these products has been favorable relative to our pricing assumptions.

•

Individual Long-Term Care Insurance.    Our individual long-term care insurance products are sold to pre-retired and retired customers. The insured typically pays the premium for this product. In 2002, we launched two new long-term care insurance products, Essential Care and Custom Care. Custom Care was the first long-term care insurance policy with a benefit that allows up to four extended family members to be covered by the same policy.

•	Group Long-Term Care Insurance. Our group long-term care insurance products are sold through employer-sponsored plans to employees and retirees, and their eligible relatives. The insured, not the employer, generally pays the premium for this insurance although there is a growing trend among employers to purchase a “core” plan on behalf of their employees, with the option for those employees to “buy up” for additional amounts of coverage. Following selection of one of our plans by an employer, we market our products directly to the employee base. The principal market for our group long-term care insurance products is companies with over 4,000 employees and retirees. We also pursue smaller employers with 1,000 or more employees and retirees in selected industries. In 2002, we introduced a next-generation Group Long-Term Care insurance product, CareCHOICE, with new features and enhanced benefits. This product provides employers more choice in customizing a plan for their employees.

In 2002, we completed the rollout of the new Federal Long-term Care Insurance Program (the program) which John Hancock and MetLife were jointly awarded at the end of 2001. The program is expected to be the largest long-term care program in the country and the government’s decision to provide access to long-term care insurance is expected to increase awareness of the product among consumers and employers.

John Hancock and MetLife joined together to form Long Term Care Partners, LLC to administer the plan and support a successful enrollment program. As of December 31, 2002, the program generated over 225,000 applicants, of which approximately 135,000 were approved, representing approximately $170 million in annualized premium. The plan first became effective October 1, 2002, and is not expected to have an impact on earnings until 2003.

The following table demonstrates total statutory premiums and deposits, which is the premium we report on the annual statements we file with insurance regulators, life insurance in force and GAAP reserves for our individual life and long-term insurance care products. In addition to premium from sales of new life and long-term care insurance policies, which we refer to as “sales,” statutory premiums and deposits includes revenues from renewals of policies, 10% of single premium payments, and premiums from reinsurance assumed by us. We deduct from this measure the premiums that we cede to our reinsurers.

Selected Financial Data

Individual Life and Long-Term Care Insurance

	As of or for the Years Ended December 31,
	2002	2001	2000
	(in millions)
Total statutory premiums and deposits:
Variable life	$926.8	$948.5	$922.0
Universal life(1)(2)	1,130.9	456.1	173.5
Traditional life	1,035.9	997.3	965.5
Individual long-term care	661.4	562.6	455.3
Group long-term care	109.9	98.9	89.8

Total	$3,864.9	$3,063.4	$2,606.1

Life insurance in force:
Variable life	$57,331.8	$58,104.4	$57,716.2
Universal life(2)	18,899.1	10,604.5	9,085.6
Traditional life	73,335.7	71,166.0	66,989.3

Total	$149,566.6	$139,874.9	$133,791.1

GAAP Reserves:
Variable life	$6,064.0	$6,479.9	$6,517.1
Universal life(2)	3,980.9	2,758.1	2,268.7
Traditional life(3)	11,084.0	10,632.2	10,104.8
Individual long-term care	2,205.9	1,717.2	1,317.3
Group long-term care	559.4	474.8	403.4

Total	$23,894.2	$22,062.2	$20,611.3

(1)	Includes bank owned life insurance premiums of $100.0 million, $200.0 million and $52.5 million for the years ended December 31, 2002, 2001 and 2000.
(2)	Includes $639.7 million in deposits, $5,651.3 million in life insurance in force and $649.8 million in GAAP reserves for the year ended December 31, 2002 related to the acquisition of Allmerica’s fixed universal life insurance business as of December 31, 2002.
(3)	The 2000 balance was adjusted to reflect the adoption of the provisions of SOP 00-3, “Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts” as outlined in Note 1 to the consolidated financial statements. The result was $74.2 million additional reserves for the traditional life product line as of December 31, 2000.

Distribution

Protection products are distributed through multiple distribution channels including Signator, M Financial Group, Banks, the Internet, and through Group and private label relationships. Our strategy is to provide competitive products and outstanding service through multiple distribution channels.

Signator.    Signator, created in 1999, is a separate distribution subsidiary. Signator is comprised of Career Agents and Signator Brokerage, Direct Brokerage and Broker/Dealers.

The Signator Career Agency system includes approximately 1,650 career sales personnel. We have transitioned our Career Agents to financial advisors by providing them with highly tailored financial planning tools and market support, as well as an open architecture system which enables them to sell other companies’ products. This structure has enabled us to recruit, develop and retain top producers.

Because we believe the biggest growth opportunity exists in the brokerage arena, we have made significant strides to expand into this marketplace. The brokerage channel distributes life and long-term care insurance products through producer groups, brokerage general agencies, independent broker dealers, wire houses and banks. The John Hancock Direct Brokerage unit has an external wholesaling unit, internal wholesaling unit, account executive and marketing team of its own that grows and manages relationships to drive sales. We focus on relationships with firms that produce in excess of one million dollars in target premium per year.

M Financial Group.    M Financial Group is a national producer group founded in 1978 comprised of approximately 105 life insurance producing firms with approximately 425 individual producers operating exclusively in the upper end of the wealth transfer and executive benefit markets. The life insurance companies in the consolidated Company have been either the first or second largest provider of life insurance products to the M Financial Group in each of the past three years, although the member firms also sell the products of other prominent U.S. life insurance companies. For the year 2002, the life insurance companies in the consolidated Company were the largest provider.

We have jointly developed a proprietary life insurance product line with M Financial Group to meet the distinct requirements of its producers. We also offer four proprietary investment options of M Fund, Inc. on all variable life insurance products sold by M Financial Group members, in addition to the investment options supported by the variable series trust (VST). In 2000, we became the first provider to roll out Magnastar, M Group’s proprietary private placement life insurance product, co-manufactured by M Life, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company.

In addition to these proprietary products, we provide a number of exclusive services to M Financial Group members, including a deferred compensation plan, dedicated sales, underwriting and services teams and participation in special marketing events, as well as M Financial Group sponsored systems and technology initiatives. In addition, M Life Insurance Company shares the insurance risk, through reinsurance, on 50% of most of our policies that its members sell. These products and services and this reinsurance arrangement serve to align M Financial Group producers’ incentives with ours.

During 2000, the Life Company was the only provider to extend debt financing for M Financial Holdings, Inc.’s purchase of one of its own COLI firms, to assist it in the first step of its long-term aggregation process.

The business generated by M Financial Group producers has experienced lower termination or non-renewal (referred to in the industry as “lapse”) and mortality rates than the industry average.

e-Business & Retail Partnerships.    This unit, launched in 1996, complements our traditional sales efforts. Through this unit, we sell term life insurance over the Internet and on the telephone directly to consumers. Consumers can call a toll-free number or go directly to our web site to get information, obtain a quote or start an application.

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

Private label arrangements.    We administer an individual long-term care insurance product which was sold in prior years through another insurer under a private label arrangement.

The table below shows Protection Segment sales by distribution channel for the periods indicated. Individual life insurance sales exclude excess premiums, which are premiums that build cash value but do not purchase any additional face amount of insurance, on variable life and universal life insurance products and premiums on corporate owned life insurance and bank owned life insurance policies covering more than 200 lives. Sales include 10% of single premium payments on universal life and whole life insurance policies. Group long-term care sales include (i) sales made to new employer groups initially effective in the year, (ii) new enrollees in existing group accounts, (iii) sales constituting increased coverage to existing insureds, (iv) and sales to non-employer groups and new employees added to a group. COLI is sold only by Signator, M Financial Group and through banks. BOLI is sold only by Signator and M Financial Group.

Protection Segment Sales by Distribution Channel

	For the Years Ended December 31,
	2002	2001	2000
	(in millions)
Signator:(1)
Individual life—excluding COLI and BOLI(2)	$151.4	$137.7	$136.0
Individual life—COLI	57.7	74.2	23.7
Individual long-term care(3)	128.5	98.6	97.3
M Financial Group:
Individual life—excluding COLI	60.9	45.9	59.9
Individual life—COLI	32.0	38.4	29.7
Individual long-term care	0.6	0.2	0.2
e-Business & Retail Partnerships:
Individual life	14.0	10.4	19.5
Individual long term care	1.0	0.9	—
Dedicated Sales Force:
Group long-term care(4)	16.6	16.8	11.5
BOLI	16.3	12.2	0.8
Other:
Individual life	—	—	0.2
Individual long-term care(5)	2.4	2.5	2.6
Total:(7)
Individual life—excluding COLI and BOLI	226.3	194.0	215.6
Individual life—COLI and BOLI	106.0	124.8	54.2
Individual long-term care(6)	132.5	102.2	100.1
Group long-term care	16.6	16.8	11.5

(1)	Signator includes sales by the Signator Financial Network as well as all insurance brokerage sales, sales through broker/dealers, sales through financial institutions, and sales related to Fortis.
(2)	Revised to include broker/dealer and financial institution sales of $7.0 million for the year ended December 31, 2000.
(3)	Revised to include broker/dealer sales of $7.3 million, financial institution sales of $1.0 million, e-business sales of $0.2 million, and Fortis Reinsurance premiums of $23.9 million, for the year ended December 31, 2000.

(4)	Revised to include new enrollments and coverage additions of $5.4 million for the year ended December 31, 2000.
(5)	Revised to include private label sales of $2.3 million and exclude e-business sales of $0.2 million in 2000.
(6)	Individual long-term care insurance sales were revised for private label sales, including an additional $2.3 million in the year ended 2000 and Fortis Reinsurance premiums, including $23.9 million, for the year ended 2000.
(7)	Sales represents a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

Underwriting

Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the premium to be charged. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and, at times, improve product pricing.

Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. Our underwriting is based on our historical mortality experience, as well as the experience of the insurance industry and of the general population. We continually compare our underwriting standards against the industry to mitigate our exposure to higher risk business and to stay abreast of industry trends. For individual long-term care insurance products, we use separate but similar underwriting criteria appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions. Our life and long-term care insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. We implemented new programs to improve our underwriting process. These include the Telephone Interview Program, which permits eligible long-term care insurance clients to be interviewed over the telephone by trained nurses, replacing the collection of a physician’s statement in 50% of the cases, leading to lower costs and faster cycle times, without any loss of required underwriting information. We also implemented the STAR (System to Assess Risk) underwriting system in 2000 to improve the risk assessment process through automation which has resulted in a reduction of cycle times, improved productivity and a reduction of total costs. As an organization we continue to review our underwriting processes to further reduce our unit costs by streamlining our underwriting tools and increasing policy taken rates.

Group long-term care insurance underwriting is conducted on both the employer group level and the individual level. Our group long-term care insurance corporate customers generally offer their employees the opportunity to purchase coverage on a “guaranteed-issue” basis, meaning that all employees are eligible for insurance coverage, and offer individually underwritten coverage to family members. We rely on our experience in underwriting large groups in order to set prices that take into account the underwriting arrangements, the general health conditions of the corporate customers’ employees, the specifics of the negotiated plan design, and other demographic and morbidity trends. Group products are written on a guaranteed renewable basis, which permits repricing if necessary.

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

Competition

We face significant competition in all our retail protection businesses. Our competitors include other large and highly rated insurance carriers as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities and mutual funds. Some of these competitors have greater financial strength and resources and have penetrated more markets. We believe that we distinguish ourselves from our competitors through the combination of:

•	our strong and reputable brand name;

•	our strong financial ratings;

•	our broad range of competitive and innovative products and our ability to create unique product combinations for various distribution channels;

•	the depth of our experience as one of the first companies to offer variable life insurance, individual long-term care insurance and group long-term care insurance;

•	our brand penetration within each channel of distribution; and

•	our dedication to customer service.

Competition also exists for agents and other distributors of insurance products. Much of this competition is based on the pricing of products and the agent or distributor compensation structure. We believe that our competitive strengths coupled with the advantages of our Signator network will enable us to compete successfully to attract and retain top quality agents and distributors.

Reinsurance

We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company entered into an agreement with two reinsurers covering 50% of its closed block business. The treaties are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company’s demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering both individual and group policies written by all of its U.S. life insurance subsidiaries. The deductible for individual and group coverages combined is $25 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance subsidiaries. The Company has supplemented this coverage by reinsuring all of its accidental death exposures in excess of $100,000 per life under its group life insurance coverages, and 50% of such exposures below $100,000. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage, could adversely affect the Company’s future net income and financial position.

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

For a further description of operating results, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Protection Segment, included elsewhere in this Form 10-K.

Asset Gathering Segment

Overview

Through our Asset Gathering Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Our investment management services include retirement services, and the management of institutional accounts. In this segment, we also include the results of Signator, John Hancock Signature Services, our servicing subsidiary, First Signature Bank & Trust Company, our limited-service banking subsidiary, and Essex Corporation, one of the nation’s largest intermediaries between banks and product manufacturers for annuities.

The Asset Gathering Segment contributed 12.6%, 12.3% and 13.5% of consolidated operating revenues and 15.8%, 18.4% and 17.4% of consolidated segment after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively. The Asset Gathering Segment generated operating revenues of $1,124.8 million, $1,155.0 million and $1,195.9 million and segment after-tax operating income of $130.7 million, $148.3 million and $128.8 million in 2002, 2001 and 2000, respectively. The Asset Gathering Segment has achieved the following financial results for the periods indicated:

	As of or for the Years Ended December 31,
	2002	2001	2000
	(in millions)
Sales:(1)
Variable annuities(2)	$746.1	$639.6	$1,120.8
Fixed annuities(2)	2,690.6	1,478.0	880.4
John Hancock Funds(3)	4,737.6	5,001.4	5,307.0

Total	$8,147.3	$7,119.0	$7,308.2

Assets:
Variable annuities	$5,702.4	$6,750.0	$7,425.3
Fixed annuities	9,935.8	7,428.2	5,988.4
John Hancock Funds	245.4	338.4	410.5
Other	169.2	223.9	243.0

Total	$16,052.8	$14,740.5	$14,067.2

Assets Under Management:
Variable annuities	$5,327.4	$6,357.1	$7,116.0
Fixed annuities	9,226.2	6,876.6	5,640.8
John Hancock Funds(4)	25,810.3	29,285.8	31,725.8

(1)	Sales represents a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

(2)	Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products. Fixed annuity sales include considerations from supplemental contracts. Variable annuity sales exclude safe harbor internal exchanges of $92.0 million, $1,910.5 million and $25.0 million, respectively, in 2002, 2001 and 2000.
(3)	Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established.
(4)	Includes $3.4 billion, $3.6 billion and $2.9 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2002, 2001 and 2000, respectively.

Products and Markets

Annuities

We offer variable and fixed annuities, both immediate and deferred, to a broad range of consumers through multiple distribution channels. Annuities may be deferred, where assets accumulate until the contract is surrendered, the contractholder dies, or the contractholder begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for a fixed period of time or for life with or without a period certain.

Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying variable assets under management. Our Revolution series variable annuity product line, introduced in the fourth quarter of 2000, was the first in the industry to offer assistance with the cost of long-term care, with no underwriting. Revolution is targeted to the needs of aging consumers who want to accumulate funds for retirement and provide a hedge against the cost of long-term care. Revolution sales comprised 94% and 88% of total variable annuity sales for the years ended December 31, 2002 and 2001, respectively.

Fixed annuities are general account products, where we bear the investment risk as funds are invested in our general account and a stated interest rate is credited to the contractholders’ accounts. Our major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders’ accounts.

Investment management skills are critical to the growth and profitability of our annuity business. The investments we offer for our variable annuity and variable life products are part of a collection of funds called The Variable Series. Within this collection is a subgroup of investment options called the Variable Series Trust (VST), subadvised funds managed by some of the world’s premier money managers, which John Hancock, as investment adviser, is responsible for overseeing. As the investment adviser, John Hancock oversees the subadvisers to ensure their investment styles remain consistent. All our fixed annuity assets are managed internally.

The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. The Company’s total annuity deposits were comprised of 78.2% fixed annuity and 21.8% variable annuity for the year ended December 31, 2002 and 69.7% fixed annuity and 30.3% variable annuity for the year ended December 31, 2001. The following table presents certain information regarding our annuity reserve activity for the periods indicated:

Annuity Reserve Activity

	As of or for the Years Ended December 31,
	2002	2001	2000
	(in millions)
Variable Annuities:
Reserves, beginning of year	$6,323.1	$7,182.8	$7,683.2
Deposits and other policy credits(1)	747.9	641.3	1,162.3
Interest credited and investment performance	(778.4)	(570.9)	(538.3)
Surrenders and benefits	(880.7)	(814.8)	(997.6)
Product fees	(109.4)	(115.3)	(126.8)

Reserves, end of year	$5,302.5	$6,323.1	$7,182.8

Fixed Annuities:
Reserves, beginning of year	$6,497.4	$5,365.8	$4,946.4
Premiums, deposits and other policy credits(1)	2,690.6	1,478.0	899.1
Interest credited	394.1	344.7	291.0
Surrenders and benefits	(810.9)	(680.7)	(759.2)
Product fees	(9.4)	(10.4)	(11.5)

Reserves, end of year	$8,761.8	$6,497.4	$5,365.8

Total Annuities:
Reserves, beginning of year	$12,820.5	$12,548.6	$12,629.6
Premiums, deposits and other policy credits(1)(2)	3,438.5	2,119.3	2,061.4
Interest credited and investment performance	(384.3)	(226.2)	(247.3)
Surrenders and benefits	(1,691.6)	(1,495.5)	(1,756.8)
Product fees	(118.8)	(125.7)	(138.3)

Reserves, end of year	$14,064.3	$12,820.5	$12,548.6

(1)	Included in this line for the year ended December 31, 2000 are policy credits of $18.7 million for fixed annuity and $16.5 million for variable annuity which were added to annuity reserves as part of the demutualization.
(2)	Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million, $1,910.5 million and $25.0 million for the years ending December 31, 2002, 2001 and 2000, respectively.

John Hancock Funds

We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2002, our fixed income and equity research staffs included over 61 portfolio managers and analysts with an average of 18 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles. In addition, our investment staff is supplemented by subadvisory arrangements with third-parties and other John Hancock units. We also actively pursue the acquisition of top performing mutual funds, which can be sold through our distribution system. While the business includes primarily assets managed for third-party retail clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life, annuity products and Maritime Life.

•	Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption and, accordingly, represent a more stable base of assets than open-end funds. As of December 31, 2002, 59.3% of our mutual fund assets under management were invested in open-end mutual funds. We also offer our mutual funds as investment options in variable annuities and variable life insurance products. Our product offerings cover both domestic and international equity and fixed-income markets. In 2002, the Company added six new funds to its investment offerings. Four new open-end funds were offered: Classic Value Fund, U.S. Global Leaders Growth Funds, Large Cap Spectrum Fund and High Income Fund. The U.S. Global Leaders Growth Fund was acquired from Yeager, Wood & Marshall, Inc. in May 2002 and the Classic Value Fund was acquired from Pzena Investment Management, LLC, in November 2002. In addition, two new closed-end funds were offered; John Hancock Preferred Income Fund and John Hancock Preferred Income Fund II.

•	Retirement Services. We offer traditional IRA programs and a complete line of retirement products, including: 401(k) plans and sole proprietor 401(k) plans, SIMPLE IRA and SIMPLE 401(k) plans for companies with no more than 100 eligible employees and no other qualified plan; Simplified Employee Pensions for companies of any size, including self-employed persons, partnerships and corporations; and Roth IRA plans for individuals.

•	Institutional Services. Through funds and private accounts, John Hancock Funds manages assets for public pension plans, high net-worth individuals, corporate pension plans, pooled separate accounts, union pension plans, foundations and endowments.

The following tables present certain information regarding the assets under management by John Hancock Funds for the periods indicated:

Total Assets Under Management By Asset Class

	As of December 31,
	2002	2001	2000
	(in millions)
Assets Under Management:
Domestic equity and balanced	$13,727.7	$17,898.4	$21,244.4
International equity and balanced	309.3	391.3	548.3
Domestic and international fixed income	11,773.3	10,996.1	9,933.1

Total assets under management(1)	$25,810.3	$29,285.8	$31,725.8

Asset Flow Summary

	For the Years Ended December 31,
	2002	2001	2000
	(in millions)
Retail Mutual Funds:
Assets under management, beginning of year	$22,876.2	$26,541.4	$27,842.4
Deposits and reinvestments	4,056.6	3,958.7	5,333.6
Redemptions and withdrawals	(3,817.2)	(4,300.8)	(5,394.1)
Net money market funds	(205.4)	(205.5)	(90.9)
Market appreciation (depreciation)	(3,387.1)	(2,770.2)	(713.7)
Fees	(290.1)	(347.5)	(435.9)

Assets under management, end of year(1)	$19,233.0	$22,876.1	$26,541.4

Institutional Investment Management:
Assets under management, beginning of year	$6,409.6	$5,184.4	$4,854.2
Deposits and reinvestments	1,198.2	1,924.4	677.1
Redemptions and withdrawals	(853.1)	(822.3)	(571.2)
Market appreciation (depreciation)	(160.9)	137.2	237.3
Fees	(16.5)	(14.0)	(13.0)

Assets under management, end of year	$6,577.3	$6,409.7	$5,184.4

Total:
Assets under management, beginning of year	$29,285.8	$31,725.8	$32,696.6
Deposits and reinvestments	5,254.8	5,883.1	6,010.7
Redemptions and withdrawals	(4,670.3)	(5,123.1)	(5,965.2)
Net money market funds	(205.4)	(205.5)	(90.9)
Market appreciation (depreciation)	(3,548.0)	(2,633.0)	(476.4)
Fees	(306.6)	(361.5)	(448.9)

Assets under management, end of year(1)	$25,810.3	$29,285.8	$31,725.8

(1)	Retail mutual fund assets under management includes $2.5 billion, $3.7 billion and $5.3 billion in retirement plan assets at December 31, 2002, 2001 and 2000, respectively.

Distribution

Asset Gathering products are distributed through Signator, Essex, independent broker/dealers, banks, directly to state lottery commissions and both directly and through consultants to institutions and retirement plan sponsors.

Signator.    Signator, a subsidiary of the Company, through its broker/dealer and insurance agency subsidiaries, is a key distribution channel for our variable annuities. We also sell fixed annuities, mutual funds, 401(k) programs and other retirement programs through these entities.

Essex Corporation.    Essex, a subsidiary of the Company, is one of the nation’s largest intermediaries between banks and product manufacturers for annuities. Essex is the Company’s primary distribution channel for selling annuities through mid-market banks. Essex has historically focused on selling fixed annuities and strives to grow variable annuity sales. Essex also serves as an intermediary in the distribution of mutual funds. Essex’s primary source of income is commissions on sales of these products.

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

The table below shows Asset Gathering Segment sales by distribution channel for the periods indicated. Sales is a non-GAAP measure. Sales refer to premiums and deposits received by the Company and are not reflective of revenue on the Company’s income statement. GAAP refers to the application of accounting principles generally accepted in the United States. A non-GAAP measure refers to a financial metric relevant to Company performance but not appearing in the Company’s GAAP financial statements.

Asset Gathering Segment Sales by Distribution Channel

	For the Years Ended December 31,
	2002	2001	2000
	(in millions)
Broker/Dealers:
Variable annuities(1)	$133.9	$145.2	$334.7
Fixed annuities	70.4	40.5	1.3
Mutual funds	3,504.4	2,816.6	3,930.3
Signator:
Variable annuities(1)	305.8	414.0	653.0
Fixed annuities	243.1	131.9	80.6
Mutual funds	270.2	367.5	616.6
Pension Consultants:
Mutual funds	911.7	1,700.6	596.6
Financial Institutions:
Variable annuities	277.9	60.0	154.7
Fixed annuities	2,189.0	1,268.9	742.0
Mutual funds	51.3	116.7	163.5
e-Business and Retail Partnerships	30.1	19.2	0.7
Other(2)	188.3	37.9	34.2

Total	$8,176.1	$7,119.0	$7,308.2

(1)	Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million, $1,910.5 million and $25.0 million, respectively, for the years ending December 31, 2002, 2001 and 2000.
(2)	Other includes single premium immediate annuities, including lottery-related payout contracts, and supplemental contracts involving life contingencies.

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

We believe the Asset Gathering Segment is well positioned to increase assets under management in the face of this competition. Our competitive strengths include the ability to:

•	deliver strong investment performance, and enhance this performance by expanding the depth and breadth of fundamental research, portfolio management teams, and investment professionals;

•	develop new products and expand into new markets; and

•	provide excellent service to investors and distributors.

Service Organizations

Within the Asset Gathering Segment, we also include our servicing subsidiary, John Hancock Signature Services.

John Hancock Signature Services combines and coordinates customer service functions for life insurance, annuity and mutual fund customers. The services provided by John Hancock Signature Services, Inc. include new business processing underwriting, contract change services, claims processing, premium collection and processing, billing, and preparation of annual and quarterly statements. Through this subsidiary, we seek to provide an integrated and comprehensive customer service function on a cost-effective basis. This system permits a customer to have a single point of contact for most servicing needs.

Banking Products and Services

First Signature Bank & Trust Company is a limited-service bank, which accepts demand deposits but does not make commercial loans. It provides consumer banking products and services to our customers. First Signature Bank & Trust Company had $100.5 million and $156.5 million in assets as of December 31, 2002 and 2001.

For a further description of operating results, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Gathering Segment, included elsewhere in this Form 10-K.

Guaranteed and Structured Financial Products Segment

Overview

Through our Guaranteed and Structured Financial Products Segment (G&SFP), we offer a variety of specialized products and services to qualified defined benefit and defined contribution retirement plans, and other domestic and international investors. Our products include non-guaranteed, partially-guaranteed and fully-guaranteed general account and separate account investment options. We distribute these products through home office and regional sales representatives either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers.

The G&SFP Segment contributed 23.2%, 29.9% and 29.1% of consolidated operating revenues and 34.5%, 30.3% and 28.7% of consolidated segment after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively. The G&SFP Segment generated revenues of $2,067.9 million, $2,793.1 million and $2,574.3 million and segment after-tax operating income of $285.4 million, $244.2 million and $212.1 million in 2002, 2001 and 2000, respectively. G&SFP Segment financial information is summarized below:

	As of December 31,
	2002	2001	2000
	(in millions)
Assets Under Management:
Spread-based products	$25,125.1	$22,469.0	$19,514.6
Fee-based products	8,404.4	8,476.3	10,846.1

Total	$33,529.5	$30,945.3	$30,360.7

Spread-based Premiums and Deposits:
Fund-type products	$4,067.7	$4,718.8	$4,457.3
Single premium annuities	292.7	893.6	741.6
SignatureNotes	290.2	—	—

Total Spread-based Premiums and Deposits	$4,650.6	$5,612.4	$5,198.9

Fee-based Premiums and Deposits:
General account participating pension fund-type products and annuity contracts	$529.3	$468.9	$467.0
Structured separate accounts	483.9	77.4	50.3
Other separate account contracts	53.9	139.3	242.6

Total Fee-based Premiums and Deposits	$1,067.1	$685.6	$759.9

The premiums and deposits presented above are non-GAAP measures. Premiums and deposits above differ from GAAP premiums because GAAP requires that premiums on general account GICs, funding agreements, general account participating pension products, structured separate accounts, separate account annuities and separate investment accounts be accounted for using deposit accounting. Deposit accounting excludes the contributions and deposits received on fund-type products from revenue and generally shows only the fees and investment income earned from these products as revenues.

Products and Markets

The G&SFP Segment offers spread-based products and fee-based products in a variety of markets. Spread-based products serve the larger and faster growing segment of the market. Fee-based products are typically niche products that have less overall growth potential. The general account Guaranteed Investment Contract (GIC) has been our predominant product issued in the qualified defined contribution plan market. Single premium and separate account annuities are primarily limited to qualified and non-qualified defined benefit plans. Funding agreements are issued to non-qualified domestic and international institutional investors. By working closely with our customers to develop customized investment programs, we have built a leading market share in several important markets, including general account GICs, funding agreements and single premium annuities.

Spread-Based Products.    Our spread-based products provide a guaranteed rate of return to the customer. We derive earnings on these products primarily from the difference between the investment returns on the supporting assets and the guaranteed returns provided to customers. Our spread-based products include:

•	Fund-type products. Our fund-type products consist of the following:

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

•	Single premium annuities. Single premium annuities are immediate or deferred annuity contracts, which provide for payments of a guaranteed amount commencing at a specified time, typically at retirement. These annuities are sold primarily to defined benefit plan closeouts. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant. We also provide structured settlements, which provide a tax-free stream of periodic payments to individuals who receive awards or settlements in personal physical injury disputes. We have broadened our offerings to include a structuring program for attorney’s fees, allowing counsel to defer legal fees as taxable disbursements into the future.

•	SignatureNotes. SignatureNotes are debt securities issued directly by the Life Company to retail investors via a broker/dealer network. These debt securities, available to investors in $1,000 increments, are offered weekly under a $3 billion shelf registration with varying terms and maturity dates, as permitted in the prospectus.

Fee-Based Products.    Our fee-based products generally pass the investment results of invested assets through to the contractholder with no, or minimal, guarantees. We derive earnings on these products primarily from expense, risk, and profit charges that are generally assessed based on assets under management. Fee-based businesses provide relatively stable revenues and have lower capital requirements than our spread-based businesses. Our fee-based products include:

•	Participating general account fund-type products and annuity contracts. These products are funding vehicles for pension plans that pass investment results through to the contractholder, after risk and profit charges. Annuity guarantees for these products are supported by asset adequacy requirements under which assets must be maintained at levels at least 5% above the annuity reserve. If the level of assets held under the contract falls below this threshold, we may liquidate assets equal to the annuity reserve and apply the assets to purchase a fully guaranteed annuity.

•	Structured Separate Accounts. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among flexible investment options provided by our various investment managers. The structured separate account business leverages the strong marketing relationships developed with our general account GIC customers.

•

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

•	Separate investment accounts. These are non-guaranteed group annuity contracts under which assets are held in a separate account. We typically use affiliated investment advisors to manage these assets. We may also use non-affiliated investment managers if the customer so requires. Because these products do not provide guarantees, most new sales of separate investment accounts are reported in the Investment Management Segment. Existing agreements, however, continue to be reported in and serviced by the Guaranteed and Structured Financial Products Segment because of customer relationships.

Distribution

We distribute our guaranteed and structured financial products through a variety of channels. General account GICs and structured separate accounts are sold through our regional representatives to plan sponsors, or to GIC managers who represent plan sponsors. Funding agreements are sold either directly, through brokers, or through investment banks in the form of medium-term notes. SignatureNotes are distributed through a retail brokerage network. Annuities are sold through pension consultants who represent defined benefit plan sponsors or through brokers who receive a commission for sales of our products. Structured settlement annuities are offered through a group of broker companies specializing in dispute resolution.

We have an experienced sales staff that develops and maintains relationships with target customers, consultants, and other financial intermediaries. We believe that our consistent market presence over the past two decades has created strong and valuable relationships with a large segment of the customer base.

Spread-Based Products Risk Management

Because of the significant guarantees provided as part of our spread-based product offerings, risk management is particularly important in this line of business. To facilitate risk management, we segregate and manage the assets supporting our spread-based products separately from the rest of our general account. Our risk management strategy incorporates a sophisticated asset/liability matching system that is based on:

•	Managing interest rate exposure by closely matching the relative sensitivity of asset and liability values to interest rate changes, i.e. controlling the “duration mismatch” of assets and liabilities.

•	Using sophisticated systems and processes to project cash flows for each asset and each liability and to measure with precision the sensitivity of assets and liabilities to interest rate changes.

•	Writing contracts that typically have a predictable maturity structure and do not have premature surrender or redemption provisions.

•	Monitoring all contribution and withdrawal activity in each contract to anticipate deviations from expected cash flows.

•	Establishing working groups with representatives from our various business units, to facilitate interaction among investment management, sales management, risk management, financial management and the pricing staff.

For additional information, see Quantitative and Qualitative Information about Market Risk, included elsewhere in this Form 10-K.

Underwriting

Underwriting is most significant for the following products in this segment:

•	General Account GICs. In developing pricing proposals for new contracts, our underwriters estimate both base-line cash flows and also likely variance from the base line due to plan participants reallocating assets from the “stable value” option of their defined contribution plan. Our underwriters utilize customized pricing models that generate plan-specific risk charges for each customer’s book value payment provision. If these pricing models project the risk of losses exceeding customary thresholds, instead of rejecting the business, our underwriters can modify the proposal by suggesting the use of risk reduction techniques designed to shift some of the risk of redemptions back to the plan or to a third party.

•	Single Premium Annuities. We underwrite immediate annuities using recent mortality experience and an assumption of continued improvement in annuitant longevity. We underwrite deferred annuities by analyzing mortality risk and the expected time to retirement.

Reserves

We establish and report liabilities for contractholders’ funds and future policy benefits to meet the obligations on our policies and contracts. Our liability for fund-type products, and fee-based products is equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest or investment earnings less expense charges and withdrawals. Future policy benefits for our single premium annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. Our assumptions include investment yields, mortality and the expected time to retirement.

Competition

Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional markets. Although a large number of companies offer these products, the market is concentrated. Through the first three quarters of 2002, five insurers, including the Life Company, issued approximately 44% of total GICs and funding agreements issued by U.S. insurance companies reporting to LIMRA; and six insurers, including the Life Company, issued more than 88% of total single premium annuities. Our competitors include a variety of well-recognized insurance companies, domestic and foreign banks and other institutional investment advisors.

With the introduction of SignatureNotes we became the first insurer to enter the retail market to compete with other issuers of direct access notes, including both financial and non-financial firms.

We believe that we are able to compete successfully in our markets as a result of our strong financial ratings, brand name, investment management expertise, national distribution, flexible product design and competitive pricing. Competition in this market is restricted almost exclusively to insurance companies with superior or excellent financial ratings. The requirement for strong financial ratings reduces pressure on margins by limiting the number of potential competitors and by lowering our cost of funds.

For a further description of operating results, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Guaranteed and Structured Financial Products Segment included elsewhere in this Form 10-K.

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

The Investment Management Segment represented 21.8%, 23.3% and 26.5% of our total assets under management as of December 31, 2002, 2001 and 2000, which were $127.6 billion, $124.2 billion and $125.2 billion, respectively. The Investment Management Segment contributed $124.6 million, $143.2 million and $212.0 million of consolidated operating revenues and $21.2 million, $29.8 million and $46.8 million of consolidated segment after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively.

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

The capabilities of the Investment Management Segment include:

Public Fixed Income and Equity Investments.    Through Independence Investment LLC, we provide active stock and bond management to pension funds, endowments, and other institutions. We provide core, value, growth, medium-cap, small-cap, balanced and market neutral investment strategies. We also offer international stock and bond management.

In addition, we offer active, quantitative investment management services in the high quality fixed income markets, with a special emphasis on structuring and managing portfolios of asset-backed securities and Treasury securities combined, when appropriate, with various derivative strategies. These portfolios are either managed directly for investors or structured as collateralized debt obligations (CDOs).

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

The following tables present certain information regarding the assets under management by the Investment Management Segment for the periods indicated:

Total Assets Under Management By Asset Class

	As of December 31,
	2002	2001	2000
	(in millions)
Assets Under Management:
Domestic equity and balanced	$11,159.9	$14,952.7	$19,099.3
International equity and balanced	1,417.0	1,512.6	1,840.1
Domestic and international fixed income	11,758.0	9,385.7	8,469.3
Timber, farmland and independent power	3,156.5	2,919.6	3,136.0

Total assets under management(2)(3)	$27,491.4	$28,770.6	$32,544.7

Asset Flow Summary

	As of December 31,
	2002	2001	2000
	(in millions)
Assets Under Management:
Assets under management, beginning of year(1)(4)	$28,770.6	$32,544.7	$40,047.2
Sales and reinvestments	4,638.6	3,506.7	3,648.3
Redemptions and withdrawals	(2,804.6)	(5,304.8)	(9,708.7)
Market (depreciation) appreciation	(3,113.2)	(1,976.0)	(1,442.1)

Assets under management, end of year(2)(3)	$27,491.4	$28,770.6	$32,544.7

(1)	Includes $1,234.6 million, $1,120.1 million and $1,060.8 million of assets managed by subsidiaries for our general account as of January 1, 2002, 2001 and 2000, respectively.
(2)	Does not include $383.1 million, $151.3 million and $106.9 million of general account cash and invested assets as of December 31, 2002, 2001 and 2000, respectively.
(3)	Includes $1,612.0 million, $1,234.6 million and $1,120.1 million of assets managed by subsidiaries for our general account for the year ended December 31, 2002, 2001 and 2000, respectively.
(4)	Does not include $151.3 million, $106.9 million and $164.5 million of general account cash and invested assets as of January 1, 2002, 2001 and 2000, respectively.

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

We believe the fundamental elements of competitive success are investment performance and customer service. Our competitive strategy focuses on attracting assets through superior performance. Consistent with this strategy, we continually evaluate opportunities to develop internally, acquire, or divest investment management units and strive to improve our investment management products and services. In addition, we believe our leading role in non-traditional asset classes helps to create a distinct and competitively advantageous profile in the institutional asset management marketplace.

Corporate and Other Segment

Overview

Our Corporate and Other Segment consists primarily of our international operations, corporate operations, including the holding company, John Hancock Financial Services (JHFS), and non-core businesses that are either in the process of winding down (i.e., are in “run-off”) or have been divested. This segment contributed approximately 22.4%, 20.1% and 19.4% of consolidated operating revenues and 9.8%, 10.5% and 13.9% of consolidated segment after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively. The Corporate and Other Segment generated revenues of $1,998.3 million, $1,884.9 million and $1,721.4 million and segment after-tax operating income of $81.3 million, $84.7 million and $102.5 million in 2002, 2001 and 2000, respectively.

The Corporate and Other Segment assets are summarized below:

	For the Years Ended December 31,
	2002	2001	2000
	(in millions)
Assets:
International operations	$11,334.7	$11,121.5	$9,703.8
Corporate operations	7,970.3	7,010.7	5,822.8
Non-core businesses.	1,060.6	1,004.0	1,106.3
Intra-segment eliminations	(6,593.3)	(4,923.4)	(4,126.1)

Total	$13,772.3	$14,212.8	$12,506.8

International Operations

Our international operations include The Maritime Life Assurance Company, (Maritime Life) the 8th largest Canadian life insurance company based on total domestic assets under management at year-end 2001. Maritime Life had $8,752.0 million, $8,590.8 million and $7,444.1 million in assets under management at December 31, 2002, 2001 and 2000, respectively. Maritime Life distributes a full range of individual life and health insurance products, investment products and group life and health products through independent agencies, investment brokerage firms, and employee benefit brokers and consultants. We will begin reporting Maritime Life as a separate business segment in our 2003 financial reporting.

Our international operations also offer individual life and group insurance and pension products through local affiliates doing business in five Asian countries. In addition, we have formed a joint venture life insurance company in China, which will provide us an early foothold in this emerging economy with its vast population. The joint venture company’s license initially is restricted to operations in the city of Shanghai, China. As of December 31, 2002, the Company’s net investment in these Asian affiliates was $46.8 million.

Working with an international network of 49 insurers, we also coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 52 countries and territories.

Corporate Operations

Corporate operations consist principally of (1) revenues and expense of the holding company, investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments or the holding company level and (2) group life insurance operations. The corporate operations investment activity is focused on tax-preferenced investing which may generate lower pre-tax investments income but yields higher returns on an after-tax basis. Our group life insurance business generated $154.1 million, $225.8 million and $240.6 million in premiums in the years ended December 31, 2002, 2001, and 2000, respectively. Also included in corporate operations are the revenues and expenses of Signature Fruit, a subsidiary of the Company, which purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million on April 1, 2001. Signature Fruit generated $235.9 million and $177.8 million in revenues and $241.3 million and $183.1 million in expenses for the years ended December 31, 2002 and 2001, respectively. No revenue or expense related to Signature Fruit is included in the Company’s income statement for the year ended December 31, 2000.

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

For a further description of operating results, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate and Other Segment, included elsewhere in this Form 10-K.

General Account Investments

General Account and Separate Accounts

Our investments include assets held in our general account and assets held in numerous separate accounts. We manage our general account assets in investment segments that support specific classes of product liabilities. These investment segments permit us to implement investment policies that both support the financial characteristics of the underlying liabilities and also provide returns on our invested capital. The investment segments also enable us to gauge the performance and profitability of our various business segments and product lines.

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

For a further description of our investments, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—General Account Investments, included elsewhere in this Form 10-K.

Ratings

Insurance companies are rated by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Insurer financial strength (IFS) ratings are opinions of a company’s ability to pay obligations to policyholders and contractholders on a timely basis. IFS ratings are based on many factors, both quantitative and qualitative, such as evaluations of a company’s balance sheet strength, operating performance, business profile, liquidity, financial flexibility and management quality. As of December 31, 2002, JHFS has been assigned an A+ (Strong) debt rating by Fitch, an A (Strong) debt rating by Standard and Poor’s, and an A3 (Good) debt rating by Moody’s. As of December 31, 2002, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company are rated A++ (Superior, highest rating) by A.M. Best, AA (Very Strong, third highest rating) by Fitch, AA (Very Strong, third highest rating) by S&P, and Aa3 (Excellent, fourth highest rating) by Moody’s.

We believe that our strong ratings are an important factor in marketing our products to our distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency’s current opinion of our financial strength, operating performance and ability to meet our obligations to policyholders, and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock.

REGULATION

General

Our business is subject to extensive regulation at both the state and Federal level, including regulation under state insurance and Federal and state securities laws.

State Insurance Regulation

The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. Currently, we are licensed to transact business in all fifty states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, the Northern Mariana Islands, 5 Canadian provinces, and several Asian countries, including one city in the People’s Republic of China and therefore are subject to regulation in all these jurisdictions. Most states have laws and regulations governing such issues as: what lines of business a company may engage in; underwriting practices, including a company’s ability to request results of applicants’ genetic tests; what premium rates may be charged in various lines of business; what products a company may sell; mandating certain insurance benefits and policy forms; minimum rates for accumulation of cash values and maximum rates for policy loans; licensing of insurance companies and agents; advertising and marketing practices; statutory accounting and reporting requirements; reserve requirements and solvency standards; admitted statutory assets; the appropriate mix of investments; dividend payments; transactions with affiliates; and level of ownership regarding acquisitions of control. State insurance departments periodically review the business and operations of an insurance company by examining its financial condition and how its agents sell its products. Our insurance subsidiaries are also required to file various reports relating to their financial condition, including quarterly filings and detailed annual financial statements. This is required in each jurisdiction where an insurance business is licensed.

State insurance regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries concerning whether our insurance businesses are in compliance with the regulations covering those businesses. We reasonably and promptly respond to such inquiries and take corrective action if warranted.

The New York and Vermont insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. These insurance departments and others periodically conduct examinations of insurers that transact business in their jurisdictions. The Company believes that it conducts its business in accordance with all applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations.

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

Regulation Governing Potential Acquisitions of Control

We are subject to regulation under the insurance holding company statutes of the states in which our insurance subsidiaries are organized, principally Massachusetts, which is the state of domicile for the Life Company. The Massachusetts insurance law contains provisions which, in general, provide that the acquisition or change of “control” of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Massachusetts Commissioner of Insurance. In general, a presumption of “control” arises from the ownership, control, possession with the power to vote or possession of proxies with respect to, 10% or more of the voting securities of an insurer or of a person that controls an insurer. A person seeking to acquire control, directly or indirectly, of a Massachusetts insurance company or of any person controlling a Massachusetts insurance company must file an application for approval of the acquisition of control with the Massachusetts Commissioner of Insurance and obtain the approval of the Massachusetts Commissioner of Insurance before consummating the acquisition.

The restrictions described above may deter, delay or prevent a future acquisition of control, including transactions that could be perceived as advantageous to our shareholders.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

JHFS is a holding company and its primary assets are the outstanding capital stock of John Hancock Life Insurance Company, along with Maritime Life and several other international subsidiaries. As an insurance holding company, JHFS depends primarily on dividends from John Hancock Life Insurance Company to pay dividends to its shareholders, and pay operating expenses and implement its capital management strategies. Any inability of John Hancock Life Insurance Company to pay dividends to JHFS in the future in an amount sufficient for JHFS to pay dividends to its shareholders, implement some of its capital management plans or meet its cash obligations may materially adversely affect the market price of its common stock and its business, financial condition or results of operations.

The Massachusetts insurance law limits how and when John Hancock Life Insurance Company can pay dividends to JHFS. Under the Massachusetts insurance law, no insurer may pay any shareholder dividend from any source other than statutory unassigned funds without the prior approval of the Massachusetts Commissioner of Insurance. The Massachusetts insurance holding company act requires that notification be given to the Massachusetts Commissioner of Insurance no later than five days following declaration, and at least ten days’ prior to payment, of any dividend or distribution by a Massachusetts insurance company. Further, this act provides that no extraordinary dividend may be paid without thirty days’ prior written notice to the Massachusetts Commissioner of Insurance, and only if the Massachusetts Commissioner of Insurance has not disapproved, or has approved, the payment within the thirty day notice period. An extraordinary dividend is any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) 10% of an insurance company’s surplus as regards policyholders as of the preceding December 31, or (2) a life insurance company’s statutory net gain from operations for the twelve months ending on the preceding December 31. Although not currently viewed as such, John Hancock Life Insurance Company, in the future, could also be viewed as being commercially domiciled in New York and, if so, dividend payments may also be subject to New York’s insurance holding company act as well as Massachusetts law.

Surplus and Capital Requirements

Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance businesses, to limit or prohibit the ability to issue new policies if, in the regulators’ judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Limits may also be established on the ability to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year.

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

In 2001, the NAIC changed the risked-based capital formula, which resulted in lower RBC charges or a higher risk-based capital ratio. The most significant change made by NAIC is to tax effect the RBC, which is similar to reducing the risk factors being applied to the different risk categories. One other change was the creation of a common stock asset risk category and its treatment in the covariance calculation. This change also lowered RBC. John Hancock took certain actions to improve the risk-based capital ratio. The two most significant actions were the partial reinsurance of the closed block and the upstreaming of some of the Life Company’s foreign insurance affiliates to JHFS. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by 205 percent as of December 31, 2002.

Statutory Investment Valuation Reserves

Life insurance companies are required to establish an asset valuation reserve (AVR) consisting of two components: (i) a “default component,” which provides for future credit-related losses on fixed maturity investments, and (ii) an “equity component,” which provides for losses on all types of equity investments, including equity securities and real estate. Insurers also are required to establish an interest maintenance reserve (IMR) for net realized capital gains and losses on fixed maturity securities, net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer’s statutory financial statements, but do not affect our financial statements prepared in accordance with GAAP. Although future additions to AVR will reduce the future statutory capital and surplus of John Hancock Life Insurance Company, we do not believe that the impact under current regulations of such reserve requirements will materially affect the ability of John Hancock Life Insurance Company to increase its statutory capital and surplus and pay future dividends to John Hancock Financial Services, Inc.

IRIS Ratios

The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System (IRIS) for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined “usual ranges” for each category. IRIS consists of 13 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states’ insurance departments. During the five-year period ended December 31, 2002, John Hancock Life Insurance Company was outside the usual range for Net Change in Capital Surplus ratio for the year 2000, and the Change in Product Mix and Change in Reserving ratios in 2001. The Change in Capital Surplus ratio fell outside the usual range in 2000 because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment did not recur in the years 2001 and 2002. The unusual ratios in 2001 were the result of the implementation of new statutory accounting rules and are not expected to recur. During the same period, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company, which are wholly owned direct and indirect subsidiaries of John Hancock Life Insurance Company, respectively, had several ratios outside of the usual range. John Hancock Variable Life Insurance Company had eight unusual ratios, all of which resulted from growth in the business and the effect of reinsurance contracts with John Hancock Life Insurance Company. Investors Partner Life Insurance Company had ten unusual ratios due to the fact it writes no new business.

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

Valuation of Life Insurance Policies Model Regulation

The National Association of Insurance Commissioners has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as Revised XXX). This model regulation established new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Massachusetts adopted the Regulation effective January 1, 2001 and we established increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation. In addition, we revised our term life insurance products with guaranteed premium periods and are in the process of revising and expanding our universal life insurance products with no-lapse guarantees.

Federal Insurance Initiatives and Legislation

Although the Federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business. Current and proposed measures that may significantly affect the insurance business generally include limitations on anti-trust immunity, minimum solvency requirements and health care reform.

On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law, implementing fundamental changes in the regulation of the financial services industry in the United States. The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in activities, and acquire companies engaged in activities, that are “financial” in nature or “incidental” or “complementary” to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer’s state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker.

On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. Among its many provisions the law requires that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations to be issued by the U.S. Treasury Department. The Company has developed a program designed to fully comply with the applicable provisions of the Act and the related Treasury Regulations.

Tax Legislation

Currently, under the Internal Revenue Code, holders of many life insurance and annuity products, including both traditional and variable products, are entitled to tax-favored treatment on these products. For example, income tax payable by policyholders on investment earnings under traditional and variable life insurance and annuity products which are owned by natural persons is deferred during the product’s accumulation period and is payable, if at all, only when the insurance or annuity benefits are actually paid or to be paid. Also, for example, interest on loans up to $50,000 secured by the cash value of life insurance policies owned by businesses on key employees is eligible for deduction even though investment earnings during the accumulation period are tax-deferred.

In the past, legislation has been proposed that would have curtailed the tax-favored treatment of some of our insurance and annuity products. If any such proposals were enacted, market demand for such products would be adversely affected. In addition, the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA), enacted by Congress in 2001, provides for the gradual reduction and eventual elimination of Federal estate taxes by the year 2010. But EGTRRA also contains a sunset provision, which would reinstate Federal estate taxes in the year 2011, based on the Internal Revenue Code in effect prior to the enactment of EGTRRA. Many insurance products are designed and sold to help policyholders reduce the effect of Federal estate taxation on their estates. The enactment of EGTRRA has adversely affected sales of certain of our insurance and investment advisory products, but this effect is mitigated somewhat by the sunset provision. If the sunset provision of EGTRRA is eliminated in the future, the adverse affect on the sales of these products could increase. In addition, sales of split dollar life insurance products have been adversely affected by proposed changes being considered by the Internal Revenue Service. Recently the President of the United States of America has also put forth proposals that would significantly increase tax-favored savings vehicles for individuals. These proposals, if enacted in their current forms, could adversely affect the sale of our tax-favored annuity products.

Securities Laws

Certain of our investment advisory activities are subject to federal and state securities laws and regulations. Our mutual funds are registered under the Securities Act of 1933, as amended (the “Securities Act”), and the Investment Company Act. All of our separate investment accounts that fund retail variable annuity contracts and retail variable life insurance products issued by us, other than those which fund private placement investment options that are exempt from registration or support fixed rate investment options that are also exempt from registration, are registered both under the Securities Act and the Investment Company Act. Institutional products such as group annuity contracts, guaranteed investment contracts and funding agreements are sold to tax qualified pension plans or are sold to other sophisticated investors as “private placements,” and are exempt from registration under both acts. Some of our subsidiaries are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), and with the National Association of Securities Dealers, Inc., and a number are registered as investment advisers under the Investment Advisers Act of 1940. One subsidiary is registered as a commodity pool operator and as a commodity trading advisor under the Commodity Exchange Act. Our insurance companies or other subsidiaries also own or manage other investment vehicles that are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other requirements of those laws, such as antifraud provisions and the terms of applicable exemptions. We are also subject to similar laws and regulations in the states and foreign countries in which we provide investment advisory services, offer the products described above or non-variable life and annuity products or conduct other securities and investment related activities.

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

ERISA Considerations

Certain of our lines of business, including our management of employee benefit plan assets in our advisory capacity in separate accounts, are subject to the requirements of ERISA. In addition, the Small Business Job Protection Act, which we refer to as the SBJPA, offers insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank, which we refer to as the Harris Trust Decision, in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBJPA provisions provide that insurers are protected from liability for breaches of fiduciary duties under ERISA for past actions with respect to their general account contracts. However, insurers remain subject to federal criminal law and liable for actions brought by the U.S. Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBJPA also provides that contracts issued from an insurer’s general account on or before December 31, 1998, that are not guaranteed benefit policies, will not be subject to ERISA’s fiduciary requirements if they meet the requirements of regulations issued by the United States Department of Labor. The SBJPA further provides that contracts issued from an insurer’s general account after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA. In January 2000, the Department of Labor published a regulation pursuant to the SBJPA which provides, among other things, that if an employee benefit plan acquired an insurance policy (other than a guaranteed benefit policy) issued on or before December 31, 1998 that is supported by the assets of the insurer’s general account, the plan’s assets for purposes of ERISA will not be deemed to include any of the assets of the insurer’s general account, provided that the requirements of the regulation are met. Accordingly, if those requirements are met, the insurer is not subject to the fiduciary obligations of ERISA in connection with such an insurance policy. These requirements include detailed disclosures to be made to the employee benefit plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days’ notice and receive without penalty, at the policyholder’s option, either (1) the accumulated fund balance (which may be subject to market value adjustment) or (2) a book value payment of such amount in annual installments with interest. John Hancock Life Insurance Company has implemented procedures to comply with the requirements set forth therein to secure the exemption provided by the regulations from the fiduciary obligations of ERISA. However, John Hancock Life Insurance Company’s exposure to disintermediation risk could increase due to the termination options that it would be required to provide to policyholders. Any such increase, however, would not be material. Since there has been no final ruling in the Harris Trust case (described under “Item 3. Legal Proceedings” in this Form 10-K), we are unable at this time to determine the effects of the decision, and therefore cannot compare the litigation risk to the disintermediation risk created by compliance with the regulations. With respect to employee welfare benefit plans subject to ERISA, Congress periodically has considered amendments to the law’s Federal preemption provision, which would expose John Hancock Life Insurance Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA have been defeated.

Employees

As of January 6, 2003, we employed approximately 7,962 people. We believe our relations with our employees are satisfactory.

Available Information

We make available at our corporate internet website (www.jhancock.com/investor), free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K as soon as reasonably practicable after such documents are filed with, or furnished to, the United States Securities and Exchange Commission.

Item 1A.     Executive Officers of the Registrant

The names of the executive officers of John Hancock Financial Services, Inc. and their respective ages and positions, as of February 28, 2003:

Name	Age	Position
David F. D’Alessandro	52	Chairman, President, Chief Executive Officer and Director
Michael A. Bell	47	Senior Executive Vice President
James M. Benson	56	Senior Executive Vice President
Wayne A. Budd	61	Executive Vice President, General Counsel and Director
Derek Chilvers	63	Executive Vice President
John M. DeCiccio	54	Executive Vice President and Chief Investment Officer
Maureen R. Ford	47	Executive Vice President
Deborah McAneny	43	Executive Vice President
Thomas E. Moloney	59	Senior Executive Vice President and Chief Financial Officer
Robert F. Walters	53	Executive Vice President and Chief Information Officer

David F. D’Alessandro, 52, has been the Chairman of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company since 2001, and the President and Chief Executive Officer and a director of the Company since 2000. He had been President and Chief Operations Officer of John Hancock Life Insurance Company since 1998 and a John Hancock Life Insurance Company director since 1990. From 1988 to 1997 he was Senior Executive Vice President of John Hancock Life Insurance Company. He is Chairman of the Executive Committee of the board of directors of John Hancock Financial Services, Inc., Chairman of John Hancock Subsidiaries, LLC and a director of The Berkeley Financial Group, LLC. Mr. D’Alessandro is a director of Partners HealthCare Systems, Inc., an integrated health care delivery system, including Massachusetts General Hospital and Brigham and Women’s Hospital.

Michael A. Bell, 47, has been a Senior Executive Vice President of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company since 2001. He has been Chairman and Chief Executive Officer of John Hancock Variable Life Insurance Company since 2002. From 1983 to 2002, Mr. Bell was a Managing Director of Monitor Company. From 1997 to the present, he has been a Managing Director of Monitor Clipper Partners, Inc. He is a director of John Hancock Subsidiaries, LLC . Mr. Bell is also a director of Partners HealthCare Systems, Inc., Brigham and Women’s Hospital and Veridian Corporation, a provider of information-based systems, integrated solutions and services to the U.S. government.

James M. Benson, 56, was elected a Senior Executive Vice President of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company in late 2002. He is a director of John Hancock Subsidiaries, LLC. From 1999 to 2002, he was the President of Individual Business for MetLife, Inc. In 2002, he was elected Chairman, President and Chief Executive Officer of Gen America Financial Corporation. In 1997, he joined New England Financial, and served as President and Chief Operating Officer. From 1998 to 2002, he served as Chief Executive Officer and Chairman of the Board of New England Financial. New England Financial and Gen America Financial Corporation are affiliates of MetLife, Inc.

Wayne A. Budd, 61, has been the Executive Vice President and General Counsel of John Hancock Financial Services, Inc. and of John Hancock Life Insurance Company since 2000. He has been a director of John Hancock Financial Services, Inc. since 2000 and a John Hancock Life Insurance Company director since 1998. He is a director of John Hancock Subsidiaries, LLC. From 1996 to 2000, Mr. Budd was Group President—New England for the Bell Atlantic Corporation (now Verizon Communications, Inc.). He is a director of Premcor, Inc., a petroleum refiner and supplier of petroleum products.

Derek Chilvers, 63, has been an Executive Vice President of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company since 2001. He was Senior Vice President of John Hancock Life Insurance Company from 1986 to 2001. He also has been Chairman and Chief Executive Officer of John Hancock International Holdings, Inc. since 1999 and Chairman and Chief Executive Officer of John Hancock International, Inc. since 2000. He has been a director of John Hancock Subsidiaries, LLC since 2001.

John M. DeCiccio, 54, has been the Executive Vice President and Chief Investment Officer of John Hancock Financial Services, Inc. and of John Hancock Life Insurance Company since 2000. From 1997 through 2000, he led the demutualization project for John Hancock Mutual Life Insurance Company. From 1994 through 2000, he was Senior Vice President, Investment and Pension Sector, of John Hancock Mutual Life Insurance Company. He is a director of Hancock Natural Resource Group, John Hancock Life Insurance Company, John Hancock Subsidiaries, LLC, Independence Investment, LLC, and The Berkeley Financial Group, LLC.

Maureen R. Ford, 47, has been an Executive Vice President of John Hancock Financial Services, Inc. and of John Hancock Life Insurance Company since 2001. She has also been a director of John Hancock Subsidiaries, LLC since 2001. She has been Chairman and Chief Executive Officer of The Berkeley Financial Services Group, LLC (the John Hancock Funds’ complex) since 2001. She was Vice Chairman and Chief Executive Officer of John Hancock Funds, LLC from 1999 to 2001. From 1996 to 1999, she served as a senior vice president of Massachusetts Mutual Life Insurance Company.

Deborah H. McAneny, 43, has been an Executive Vice President of John Hancock Financial Services, Inc. and of John Hancock Life Insurance Company, since 2002. She was Senior Vice President of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company from 2000 through 2002 and Vice President of John Hancock Life Insurance Company from 1998 through 2000. She is a director and Chief Executive Officer of the Hancock Natural Resource Group. Ms. McAneny has been a director of John Hancock Subsidiaries, LLC since 2002.

Thomas E. Moloney, 59, has been a Senior Executive Vice President of John Hancock Financial Services, Inc. since 2001. He has also been Chief Financial Officer of John Hancock Financial Services, Inc. since 1999 and of John Hancock Life Insurance Company since 1992. He is the Chairman and a director of John Hancock Management Company and John Hancock Reassurance Co., Ltd. He is Chairman of John Hancock Signature Services. He has been Chief Financial Officer of John Hancock Subsidiaries, LLC since 1992. He is a director of The Berkeley Financial Group, LLC, John Hancock Realty Services Corp., The Maritime Life Assurance Company and John Hancock Canadian Holdings Limited. He is Chairman and a director of The Children’s Museum.

Robert F. Walters, 53, has been the Executive Vice President and Chief Information Officer of John Hancock Financial Services, Inc. and Executive Vice President of John Hancock Life Insurance Company since 2001. He was Senior Vice President and Chief Information Officer of John Hancock Life Insurance Company from 1995 to 2001. He is a director of Essex Corporation and John Hancock Subsidiaries, LLC.

Item 2.     Properties

Our home office consists of a 60-story landmark office tower and five other buildings located in Boston, Massachusetts. We occupy approximately 38.5% of the 3.2 million rentable square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs. On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company also provided Beacon Capital Partners with a long-term sub-lease of the Company’s parking garage. The Company entered into a long-term lease of the space it now occupies in those buildings and plans on continuing to use them as its corporate headquarters.

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

In conjunction with this settlement, we had a total reserve that stood at $11.9 million and $52.7 million at December 31, 2002 and 2001, respectively. We incurred settlement related costs of $30.0 million in 2001. No such costs were incurred in 2002, or 2000. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution (ADR) relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted as noted above in 2001. The adjustment to the reserve in 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be the larger more complicated claims. The better estimate is from experience with actual settlement of similar claims.

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

In that opinion the Court found against the Company and awarded the Trust approximately $13.8 million in relation to this claim together with unspecified additional pre-judgment interest on this amount from October 1988. The Court also found against the Company on issues of liability valuation and ERISA law. Damages in the amount of approximately $5.7 million, together with unspecified pre-judgment interest from December 1996, were awarded on these issues. As part of the relief, the judge ordered the removal of Hancock as a fiduciary to the plan. On April 11, 2001, the Court entered a judgment against the Company for approximately $84.9 million, which includes damages to the plaintiff, pre-judgment interest, attorney’s fees and other costs.

On May 14, 2001 the Company filed an appeal in this case. On August 20, 2002, the Second Circuit Court of Appeals issued a ruling, affirming in part, reversing in part, and vacating in part the District Court’s judgment in this case. The Second Circuit Court of Appeals’ opinion overturned substantial portions of the District Court’s opinion, representing the vast majority of the lower court’s award of damages and fees, and sent the matter back to the District Court for further proceedings. The matter remains in litigation, and no final judgment has been entered.

Notwithstanding what the Company believes to be the merits of its position in this case, if unsuccessful, its ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, the Company does not believe that any such liability would be material in relation to its financial position or liquidity.

Modal Premium Litigation

On July 19, 2002, the Company announced it had entered into a class action lawsuit settlement agreement involving policyholders who paid premiums on a monthly, quarterly or semiannual basis, rather than annually. The class action lawsuit, known as the “Modal Premium” action, was filed in a New Mexico state court. As a result of the settlement, the Company established a $30.0 million reserve ($19.5 million after taxes) as of June 30, 2002 to provide for economic relief in the form of a Settlement Death Benefit to the approximately 1.5 million class members who purchased various insurance products from the Company and paid on a monthly, quarterly or semi-annual basis. The reserve also provides for the legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. The Settlement Death Benefit Period began on February 19, 2003 and extends for either nine or twelve months, depending upon the age of the class member. Although some uncertainty remains as to the final cost of the settlement, it is expected that it will not differ materially from the amounts presently provided for by the Company.

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

PART II

Item 5.     Market for John Hancock Financial Services, Inc. Common Stock and Related Shareholder Matters

JHFS’s common stock began trading on the New York Stock Exchange (NYSE) under the symbol “JHF” on January 27, 2000. Prior to such date, there was no established public trading market for the common stock. As of February 21, 2003, there were approximately 611,196 shareholders of record and 289.2 million shares outstanding.

The following table presents the high and low prices for the common stock of John Hancock on the NYSE for the periods indicated and the dividends declared per share during such periods.

	High	Low	Dividends
2002
First Quarter	$42.30	$35.20	—
Second Quarter	40.67	32.85	—
Third Quarter	35.25	26.55	—
Fourth Quarter	32.30	25.84	$0.32
2001
First Quarter	$40.00	$31.50	—
Second Quarter	41.40	33.86	—
Third Quarter	41.70	33.15	—
Fourth Quarter	41.93	33.34	$0.31
2000
For the period from February 1, 2000 through March 31, 2000	$18.81	$13.44	—
Second Quarter	24.63	16.38	—
Third Quarter	28.13	20.63	—
Fourth Quarter	38.25	25.63	$0.30

JHFS paid annual cash dividends of $0.32, $0.31 and $0.30 per common share on December 11, 2002, December 13, 2001 and December 14, 2000 to shareholders of record on the close of business on November 18, 2002, November 16, 2001 and November 20, 2000, respectively. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management’s Discussion and Analysis—Liquidity and Capital Resources, included elsewhere in this Form 10-K.

Item 6.     Selected Financial Data

The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the years in the three year period ended December 31, 2002 and balance sheet data as of December 31, 2002 and 2001 have been derived from our consolidated financial statements and related notes included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere in this Form 10-K. The following selected income statement data for the years ended December 31, 1999 and 1998 and balance sheet data as of December 31, 2000, 1999, and 1998 have been derived from our consolidated financial statements not included herein. The following selected consolidated financial data has been prepared in accordance with GAAP, except the statutory data presented below which was prepared in accordance with applicable statutory accounting practices and was taken from our annual statements filed with insurance regulatory authorities. Certain reclassifications to prior periods have been made to conform to the current period presentations.

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
	(in millions)
Income Statement Data:(1)
Revenues
Premiums	$3,377.1	$3,851.3	$3,452.1	$2,717.5	$2,197.9
Universal life and investment-type product fees	815.2	772.5	749.3	703.5	597.0
Net investment income	3,934.1	3,944.9	3,864.8	3,524.1	3,330.7
Net realized investment gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and amounts credited to policyholder dividend obligation(2)	(454.7)	(249.1)	88.7	175.1	106.4
Investment management revenues, commissions and other fees	527.7	602.9	764.8	680.9	659.7
Other revenue	255.7	186.5	17.6	6.5	10.3

Total revenues	8,455.1	9,109.0	8,937.3	7,807.6	6,902.0
Total benefits and expenses(3)(4)	7,818.9	8,282.9	7,779.0	7,545.4	6,275.9

Income before income taxes and cumulative effect of accounting changes	636.2	826.1	1,158.3	262.2	626.1
Income taxes	136.7	214.6	339.6	99.3	177.6

Income before cumulative effect of accounting changes	499.5	611.5	818.7	162.9	448.5
Cumulative effect of accounting changes	—	7.2	—	(9.7)	—

Net income	$499.5	$618.7	$818.7	$153.2	$448.5

Basic earnings per common share(5)
Income before cumulative effect of accounting changes	$1.71	$2.01	$2.60	$0.52
Cumulative effect of accounting changes	—	0.02	—	(0.03)

Net income	$1.71	$2.03	$2.60	$0.49

Diluted earnings per common share(5)
Income before cumulative effect of accounting changes	$1.70	$1.99	$2.59	$0.52
Cumulative effect of accounting changes	—	0.02	—	(0.03)
Net income	$1.70	$2.01	$2.59	$0.49

Cash dividends paid per share	$0.32	$0.31	$0.30	—

	As of or for the Years Ended December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:	(in millions)
General account assets	$77,036.8	$68,425.7	$60,940.1	$56,408.1	$52,000.1
Separate account assets	20,827.3	22,718.5	26,454.8	28,047.6	24,966.6
Total assets	97,864.1	91,144.2	87,394.9	84,455.7	76,966.7
General account liabilities	69,212.7	61,036.3	54,557.1	50,986.6	46,416.9
Long-term debt	1,450.3	1,402.1	534.0	536.9	602.7
Separate account liabilities	20,827.3	22,718.5	26,454.8	28,047.6	24,966.6
Total liabilities	91,490.3	85,156.9	81,545.9	79,571.1	71,986.2
Minority interest	162.7	122.3	93.5	93.5	25.3
Shareholders’ equity(6)	6,211.1	5,865.0	5,755.5	4,791.1	4,955.2

We evaluate segment performance and base management’s incentives on segment after-tax operating income. For a discussion of segment after-tax operating income see Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

1)	In December 2000, the American Institute of Certified Public Accountants (AICPA) issued SOP 00-3, “Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts.” The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. On October 1, 2001, the Company adopted the remaining provisions of SOP 00-3 which required the reclassification of $9,710.0 million and $12,035.9 million of closed block assets and liabilities, respectively at December 31, 2000, and $1,467.7 million and $1,343.6 million of closed block revenues, and benefits and expenses, respectively, for the period from February 1, 2000 (date of demutualization) to December 31, 2000, all of which were reclassified to other existing asset, liability, revenue, and benefit and expense accounts. The required implementation of SOP 00-3 also resulted in a reduction of net income of $20.2 million (net of tax of $6.6 million) or $0.06 diluted earnings per common share for the period from February 1, 2000 to December 31, 2000 and $3.4 million (net of tax of $1.8) or $0.01 diluted earnings per common share for the nine months ended September 30, 2001. Previously reported net income included higher than expected closed block results primarily due to higher investment earning and better mortality and lapse experience, which upon the adoption of SOP 00-3, were excluded from net income and set up in the PDO liability. Finally, adoption also resulted in the recognition of a policyholder dividend obligation of $77.0 million at December 31, 2000, which represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization. See Note 6 to the consolidated financial statements for a summary description of the closed block assets, liabilities, revenues and expenses.
2)	Net realized investment and other gains (losses) have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized gains and losses, (2) the portion of net realized investments and other gains and losses credited to participating pension contractholder accounts, and (3) amounts credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. For a presentation of net realized investment and other gains and related amounts see Management’s Discussion and Analysis of Financial Condition and Results of Segment Operations included elsewhere in this Form 10-K.
3)	Total benefits and expenses includes benefits to policyholders of $5,387.7 million, $5,904.7 million, $5,375.6 million, $5,368.5 million, and $4,152.0 million for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively. Benefits to policyholders excludes amounts related to net realized investment and other gains credited to participating pension contractholders and policyholder dividend obligation of $(35.2) million, $25.3 million, $21.0 million, $35.3 million, and $79.1 million for the years ended December 31, 2002, 2001, 2000, 1999, and 1998 respectively.

4)	Total benefits and expenses includes amortization of deferred policy acquisition costs of $350.2 million, $306.8 million, $242.0 million, $166.8 million, and $249.7 million, for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively. Amortization of deferred policy acquisition costs excludes amounts related to net realized investment and other gains (losses) of $(34.6) million, $(26.4) million, $(9.3) million, $50.5 million, and $41.2 million for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively.
5)	This is unaudited pro forma information which gives effect to the Reorganization and Initial Public Offering (IPO) of the Company referred to in Note 1 to our consolidated financial statements. Because the Company did not have outstanding common stock prior to its IPO on February 1, 2000, the 1999 per share balances represent earnings per common share on a pro forma basis for the period January 1, 1999 through December 31, 1999 using 314.8 million outstanding common shares for the basic and diluted calculations. The 2000 earnings per common share balances represent earnings per common share on a pro forma basis for the period from January 1, 2000 through December 31, 2000 using 314.5 million and 316.2 million outstanding shares for the basic and diluted earnings per share calculations, respectively. Actual net income per common share for the period from February 1, 2000 through December 31, 2000 was $2.46 and $2.45 for the basic and diluted calculations, respectively, after restatement for implementation of SOP 00-3 (see note 1 above). No cumulative effect of accounting change occurred in 2000. Pro forma earnings per share for the periods prior to 1999 are not presented, as it would not be meaningful.
6)	Balances prior to 2000 were formerly referred to as policyholders’ equity.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Exhibit 13 to this Form 10-K.

Item 7A.     Quantitative and Qualitative Information About Market Risk

John Hancock Financial Services, Inc.’s exposure to market risk is primarily related to credit risk and interest rate risk. Quantitative and Qualitative Information About Market Risk resulting from credit issues and interest rates are incorporated herein by reference to Quantitative and Qualitative Information About Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report to Shareholders which is included in Exhibit 13 to this Form 10-K.

Item 8.     Financial Statements and Supplementary Data

The Company’s Financial Statements and Supplementary Data, which are included in Exhibit 13 to this Form 10-K, are incorporated herein by reference.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.     Directors and Executive Officers of John Hancock Financial Services, Inc.

Certain of the information called for by Item 10 is set forth in the definitive proxy statement for the 2002 annual meeting of shareholders (the Proxy Statement) filed or to be filed by John Hancock Financial Services with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K under the caption “Election of Directors” and “The Board of Directors and Its

Committees—General Information and Committees,” which information is incorporated herein by reference. Additional information required by Item 10 regarding John Hancock Financial Services’ executive officers is set forth in Item 1A of this Form 10-K under the caption “Executive Officers of the Registrant”.

Item 11.     Executive Compensation

The information called for by Item 11 is set forth in the Proxy Statement under the captions “Executive Compensation” and “The Board of Directors and Its Committees—Compensation of Directors” and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain of the information called for by Item 12 is set forth in the Proxy Statement under the caption “Security Ownership” and is incorporated herein by reference. The information required by item 12 regarding equity compensation plans is set forth below.

Equity Compensation Plan Information

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
	(in thousands)		(in thousands)
Equity compensation plans approved by shareholders	23,370.3	$34.39	15,169.3
Equity compensation plans not approved by shareholders	—	—	—

Total	23,370.3	$34.39	15,169.3

Item 13.     Certain Relationships and Related Transactions

The information called for by Item 13 is set forth in the Proxy Statement under the captions “The Board of Directors and Its Committees—Certain Relationships” and “Executive Compensation—Stock Ownership Program” and is incorporated herein by reference.

Item 14.     Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this report.

1. Financial Statements (See Item 8. Financial Statements and Supplementary Data)

Report of Ernst & Young LLP, Independent Auditors

Consolidated Financial Statements

Balance Sheets

Income Statements

Statements of Shareholders’ Equity and Comprehensive Income

Statements of Cash Flows

Notes to Financial Statements

2. Financial Statement Schedules

Schedule I—Summary of Investments—Other Than Investments in Related Parties

Schedule II—Condensed Financial Information of Registrant (Parent only)

Schedule III—Supplementary Insurance Information

Schedule IV—Reinsurance

Note: All other financial statement schedules are omitted because they are inapplicable.

3. Exhibits.

Exhibit Number	Description

2.1	Plan of Reorganization*

3.1	Restated Certificate of Incorporation of John Hancock Financial Services, Inc.*

3.2	Amended and Restated By-Laws of John Hancock Financial Services, Inc. (As Adopted on February 11, 2002)**

10.1.1

Credit Agreement dated as of August 3, 2000, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Capital Corporation, the Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and BankOne, NA as Documentation Agent, and FleetBoston Robertson Stephens, Inc., and Chase Securities, Inc., as Joint Book Managers and Joint Lead Arrangers.***

10.1.3

Second Amendment dated as of July 26, 2002 to the Credit Agreement dated as of August 3, 2000 among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, the Banks listed therein, Fleet National Bank, as Co-Administrative Agent, JPMorgan Chase Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, The Bank of New York, as Co-Documentation Agent (364-Day Revolver) and The Bank of Nova Scotia, as Co-Documentation Agent (364-Day Revolver), Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Bookrunners and Joint Lead Arrangers.@

10.2.1	Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Michael A. Bell#+

10.2.2	Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney#+

10.2.3	Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D’Alessandro#+

Exhibit Number	Description

10.2.3.1	Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D’Alessandro@+

10.2.4	Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers#+

10.2.4.1	Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers@+

10.2.5	Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford#+

10.2.6	Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters#+

10.2.7	Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio#+

10.2.7.1	Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio@+

10.2.8	Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd, dated January 1, 2003@+

10.2.9	Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Deborah H. McAneny@+

10.3	Fiscal Agency Agreement, dated as of February 25, 1994 by and between John Hancock Mutual Life Insurance Company, as Issuer, and First National Bank of Boston, as Fiscal Agent*

10.4	Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company*

10.5	Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company*

10.6	Coinsurance Agreement, dated as of March 1, 1997 by and between John Hancock Mutual Life Insurance Company and UNICARE Life & Health Insurance Company*

10.7

Letter of Credit Agreement, dated as of January 2, 1997 by and among John Hancock Mutual LifeInsurance Company, Banks named therein and Morgan Guaranty Trust Company of New York as Issuing Bank and Agent*

10.8	Long-Term Incentive Plan for Senior Executives (as Amended and Restated Effective February 6, 2003)@+

10.9	Incentive Compensation Plan for Certain Senior Executives (as Amended and Restated Effective February 6, 2003)@+

10.10	Form of Shareholder Rights Agreement*

10.10.1	Amendment No. 1 to the Rights Agreement (As Adopted on March 4, 2002)**

10.11	1999 Long-Term Stock Incentive Plan (As Amended and Restated as of May 14, 2001)##+

10.13	Deferred Compensation Plan for Non-Employee Directors@+

10.14	Non-Employee Directors’ Long-Term Stock Incentive Plan@+

10.15	Deferred Compensation Plan for Executives@+

10.16	Deferred Equity Rights Program for Non-Employee Directors@+

Exhibit Number	Description

13

Portions of John Hancock Financial Services, Inc. 2002 Annual Report to Shareholders that are expressly incorporated herein by reference in this Form 10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed “filed” as part of this Form 10-K@

21.1	Subsidiaries of the Registrant@

23.1	Consent of Ernst & Young LLP@

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

@	Filed herewith.
*	Previously filed as an exhibit to John Hancock Financial Services, Inc.’s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.
**	Previously filed as an exhibit to John Hancock Financial Services, Inc.’s annual report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein.
***	Previously filed as an exhibit to John Hancock Financial Services, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.
#	Previously filed as an exhibit to John Hancock Financial Services, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.
##	Previously filed with John Hancock Financial Services, Inc. definitive proxy statement for the 2001 annual meeting of shareholders, and incorporated by reference herein.
+	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

During the Fourth Quarter of 2002 the Company filed the following Current Reports on Form 8-K:

On October 28, 2002, the Company filed a Current Report on Form 8-K, dated October 25, 2002, reporting under Item 5 thereof the expected impact of certain “deferred acquisition cost” issues on the third quarter results.

On November 1, 2002, the Company filed a Current Report on Form 8-K dated October 31, 2002 reporting under Item 5 thereof the Company’s operating and financial results for the third quarter of 2002.

On November 5, 2002, the Company filed a Current Report on Form 8-K dated November 4, 2002 reporting under Item 5 thereof that the Company’s Board of Directors had declared a dividend of $0.32 per common share to shareholders of record at the close of business on November 18, 2002.

On November 14, 2002, the Company filed a Current Report on Form 8-K dated November 14, 2002 furnishing under Item 9 thereof the Certifications of the Company’s Chief Executive and Chief Financial officers, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

On November 18, 2002, the Company filed a Current Report on Form 8-K dated November 14, 2002 reporting under Item 5 thereof certain rating action taken by Moody’s Investors Service, Inc.

On November 27, 2002, the Company filed a Current Report on Form 8-K dated November 26, 2002 reporting under Item 5 thereof the Company’s plan to sell its three key home office complex properties.

On December 10, 2002, the Company filed a Current Report on Form 8-K dated December 10, 2002 reporting under Item 5 thereof the Company’s exposure in light of the bankruptcy filing of UAL Corp.

(c) See Item 16 (a) 3.

(d) See Item 16 (a) 2.

JOHN HANCOCK FINANCIAL SERVICES, INC.

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES

As of December 31, 2002

(in millions)

Column A	Column B	Column C	Column D
Type of Investment	Cost(2)	Value	Amount at Which Shown in the Consolidated Balance Sheet
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies and authorities	$230.4	$241.3	$241.3
States, municipalities and political subdivisions	462.2	486.8	486.8
Foreign governments	1,487.9	1,663.4	1,663.4
Public utilities	4,634.6	4,595.7	4,595.7
Convertibles and bonds with warrants attached	447.5	462.9	462.9
All other corporate bonds	36,915.9	37,804.0	37,804.0
Certificates of deposits	—	—	—
Redeemable preferred stock	576.5	593.2	593.2

Total fixed maturity securities, available-for-sale	$44,755.0	$45,847.3	$45,847.3

Equity securities, available-for-sale:
Common stocks:
Public utilities	$14.9	$16.4	$16.4
Banks, trust and insurance companies	7.3	8.3	8.3
Industrial, miscellaneous and all other	525.3	571.0	571.0
Non-redeemable preferred stock	77.2	76.6	76.6

Total equity securities, available-for-sale	$624.7	$672.3	$672.3

Fixed maturity securities, held-to-maturity:
Bonds
United States government and government agencies and authorities	$15.3	$16.1	$15.3
States, municipalities and political subdivisions	369.9	383.3	369.9
Foreign governments	—	—	—
Public utilities	142.0	141.9	142.0
Convertibles and bonds with warrants attached	—	—	—
All other corporate bonds	1,205.0	1,240.5	1,205.0
Certificates of deposits	—	—	—
Redeemable preferred stock	—	—	—

Total fixed maturity securities, held-to-maturity	$1,732.2	$1,781.8	$1,732.2

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

JOHN HANCOCK FINANCIAL SERVICES, INC.

SCHEDULE I — SUMMARY OF INVESTMENTS —

OTHER THAN INVESTMENTS IN RELATED PARTIES — (CONTINUED)

As of December 31, 2002

(in millions)

Column A	Column B	Column C	Column D
Type of Investment	Cost(2)	Value	Amount at Which Shown in the Consolidated Balance Sheet
Fixed maturity securities, trading:
Bonds
All other corporate bonds	$18.9	$18.9	$18.9

Total fixed maturity securities, trading	18.9	18.9	18.9

Equity securities, trading:
Common stocks:
Public utilities	1.5	1.7	1.7
Banks, trust and insurance companies	4.8	5.5	5.5
Industrial, miscellaneous and all other	281.2	289.1	289.1
Non-redeemable preferred stock	0.0	0.0	0.0

Total equity securities, trading	287.5	296.3	296.3

Mortgage loans on real estate, net(1)	11,867.7	XXXX	11,805.7
Real estate, net:
Investment properties(1)	294.5	XXXX	236.3
Acquired in satisfaction of debt(1)	86.3	XXXX	82.3
Policy loans	2,097.2	XXXX	2,097.2
Other long-term investments	2,937.8	XXXX	2,937.8
Short-term investments	210.8	XXXX	211.2

Total investments	$64,912.6	XXXX	$65,937.5

(1)	Difference between Column B and Column D is primarily due to valuation allowances and accumulated depreciation of real estate. See notes to the consolidated financial statements.
(2)	Difference between Column B and Column C is primarily due to operating gains (losses) of investments in limited partnerships.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

JOHN HANCOCK FINANCIAL SERVICES, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (Parent Only)

BALANCE SHEET

(in millions)

	December 31,
	2002	2001
Assets
Investments:
Investment in unconsolidated subsidiaries	$7,020.4	$6,197.5

Total Investments	7,020.4	6,197.5
Cash and cash equivalents	14.6	109.4
Account receivable	6.8	46.9
Income taxes receivable	—	14.2
Other assets	18.9	13.3

Total Assets	$7,060.7	$6,381.3

Liabilities and Shareholders’ Equity
Liabilities:
Interest payable	2.7	1.9
Income taxes payable	1.2	—
Dividends payable to shareholders	15.8	15.8
Short-term debt	249.4	—
Long-term debt	563.8	498.6

Total Liabilities	832.9	516.3
Shareholders’ Equity
Common stock, $.01 par value; 2.0 billion shares authorized; 317.5 million and 315.9 million shares issued, respectively	3.2	3.2
Additional paid in capital	5,127.9	5,099.3
Retained earnings	1,630.7	1,206.7
Accumulated other comprehensive income	523.2	228.0
Treasury stock, at cost (29.5 million shares and 18.5 million shares, respectively)	(1,057.2)	(672.2)

Total Shareholders’ Equity	6,227.8	5,865.0

Total Liabilities and Shareholders’ Equity	$7,060.7	$6,381.3

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

JOHN HANCOCK FINANCIAL SERVICES, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (Parent Only)

STATEMENT OF INCOME

	Year Ended December 31,
	2002	2001
	(in millions)
Revenues
Net investment income	$0.8	$5.4
Other revenue	0.1	0.1

Total revenues	0.9	5.5
Benefits and expenses
Other operating costs and expenses	57.5	38.8

Total benefits and expenses	57.5	38.8
Loss before income taxes	(56.6)	(33.3)
Income taxes	(25.6)	(14.4)

Net loss after taxes	(31.0)	(18.9)
Equity in the net income of unconsolidated subsidiaries	547.2	637.6

Net income	$516.2	$618.7

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

JOHN HANCOCK FINANCIAL SERVICES, INC.

SCHEDULE II — CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (Parent Only)

STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2002	2001
	(in millions)
Net income	$516.2	$618.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	0.7	0.3
Equity in the undistributed net income of unconsolidated subsidiaries	(547.2)	(637.6)
Amounts received from unconsolidated subsidiaries related to stock option plans	28.6	14.2
Decrease (increase) in accounts receivables	40.1	(43.3)
Increase in other assets	(6.1)	(5.5)
Increase in interest payable	0.8	1.9
Decrease (increase) in dividend payable to shareholders	—	(1.4)
Increase (decrease) in income taxes	15.4	(10.6)

Net cash provided by (used in) used in operating activities	48.5	(63.3)
Cash flows from investing activities:
Capital contributed to unconsolidated subsidiaries	(91.5)	(6.8)
Dividends received from unconsolidated subsidiaries	111.0	250.0

Net cash provided by investing activities	19.5	243.2
Cash flows from financing activities
Issuance of common stock	—	—
Acquisition of treasury stock at cost	(385.0)	(580.4)
Dividends paid on common stock	(92.2)	(92.4)
Issuance of short term bond	249.4	—
Issuance of long term bond	65.0	495.8

Net cash used in financing activities	(162.8)	(177.0)
Net (decrease) increase in cash and cash equivalents	(94.8)	2.9

Cash and cash equivalents at beginning of year	109.4	106.5

Cash and cash equivalents at the end of the year	$14.6	$109.4

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

JOHN HANCOCK FINANCIAL SERVICES, INC.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

As of December 31, 2002, 2001 and 2000 and for each of the years then ended

(in millions)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums(1)	Other Policy Claims and Benefits Payable(1)	Premium Revenue
2002:
Protection	$2,917.2	$20,813.2	$300.3	$108.2	$1,826.0
Asset Gathering	681.2	8,952.8	—	0.1	29.3
Guaranteed & Structured Financial Products	8.6	27,076.6	68.6	2.9	295.9
Investment Management	—	225.0	—	—	—
Corporate & Other	389.3	6,519.7	526.9	94.4	1,225.9

Total	$3,996.3	$63,587.3	$895.8	$205.6	$3,377.1

2001:
Protection	$2,743.2	$18,369.2	$280.4	$102.0	$1,688.1
Asset Gathering	616.2	6,689.4	—	0.1	74.8
Guaranteed & Structured Financial Products	8.8	24,401.7	65.7	4.9	899.8
Investment Management	—	—	—	—	—
Corporate & Other	349.2	6,819.3	463.2	155.7	1,188.6

Total	$3,717.4	$56,279.6	$809.3	$262.7	$3,851.3

2000:
Protection	$2,595.3	$16,671.2	$262.6	$89.9	$1,549.2
Asset Gathering	558.2	5,619.9	—	(4.5)	63.4
Guaranteed & Structured Financial Products	8.5	21,962.4	60.4	0.7	763.4
Investment Management	—	—	—	—	—
Corporate & Other	355.0	6,471.6	348.3	224.0	1,076.1

Total	$3,517.0	$50,725.1	$671.3	$310.1	$3,452.1

(1)	Unearned premiums and other policy claims and benefits payable are included in these amounts.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

JOHN HANCOCK FINANCIAL SERVICES, INC.

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION — (CONTINUED)

As of December 31, 2002, 2001 and 2000 and for each of the years then ended

(in millions)

Segment	Net Investment Income(2)	Benefits, Claims, Losses, and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs, Excluding Amounts Related to Net Realized Investment and Other Gains (Losses)	Other Operating Expenses(2)
2002:
Protection	$1,326.6	$2,091.0	$185.7	$367.8
Asset Gathering	575.7	446.7	140.5	353.5
Guaranteed & Structured Financial Products	1,715.1	1,527.8	2.2	65.9
Investment Management	15.1	—	—	92.1
Corporate & Other	301.6	1,322.2	21.8	616.3

Total	$3,934.1	$5,387.7	$350.2	$1,495.6

2001:
Protection	$1,264.7	$1,882.2	$182.2	$364.3
Asset Gathering	498.5	441.6	75.0	452.4
Guaranteed & Structured Financial Products	1,835.6	2,328.7	2.4	61.9
Investment Management	28.7	—	—	97.9
Corporate & Other	317.4	1,252.2	47.2	523.6

Total	$3,944.9	$5,904.7	$306.8	$1,500.1

2000:
Protection	$1,203.6	$1,752.7	$113.8	$454.6
Asset Gathering	445.8	371.3	78.8	557.2
Guaranteed & Structured Financial Products	1,743.2	2,125.5	2.6	79.5
Investment Management	22.7	—	—	132.7
Corporate & Other	449.5	1,126.1	46.8	362.4

Total	$3,864.8	$5,375.6	$242.0	$1,586.4

(2)	Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

JOHN HANCOCK FINANCIAL SERVICES, INC.

SCHEDULE IV — REINSURANCE

As of December 31, 2002, 2001 and 2000 and for each of the years then ended:

(in millions)

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2002:
Life insurance in force	$437,358.5	$231,138.6	$34,544.8	$240,764.7	14.3%

Premiums:
Life insurance	$3,000.3	$718.9	$307.3	$2,588.7	11.9%
Accident and health insurance	620.4	(4.1)	163.9	788.4	20.8%

Total	$3,620.7	$714.8	$471.2	$3,377.1	14.0%

2001:
Life insurance in force	$397,486.1	$161,341.5	$27,940.6	$264,085.2	10.6%

Premiums:
Life insurance	$3,560.7	$624.2	$235.4	$3,171.9	7.4%
Accident and health Insurance	529.7	44.8	194.5	679.4	28.6%

Total	$4,090.4	$669.0	$429.9	$3,851.3	11.2%

2000:
Life insurance in force	$416,109.7	$119,770.1	$28,126.1	$324,465.7	8.7%

Premiums:
Life insurance	$2,745.0	$544.0	$279.3	$2,480.3	11.3%
Accident and health insurance	1,338.6	554.3	187.5	971.8	19.3%

Total	$4,083.6	$1,098.3	$466.8	$3,452.1	13.5%

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

JOHN HANCOCK FINANCIAL SERVICES, INC.

By:	/s/ THOMAS E. MOLONEY
Thomas E. Moloney
Senior Executive Vice President and Chief Financial Officer
Date:	March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID F. D’ALESSANDRO David F. D’Alessandro	Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2003

/s/ THOMAS E. MOLONEY Thomas E. Moloney	Senior Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2003

/s/ WAYNE A. BUDD Wayne A. Budd	Executive Vice President, General Counsel and Director	March 20, 2003

/s/ JOHN M. CONNORS, JR. John M. Connors, Jr.	Director	March 13, 2003

/s/ ROBERT E. FAST Robert E. Fast	Director	March 13, 2003

/s/ RICHARD B. DEWOLFE Richard B. DeWolfe	Director	March 14, 2003

/s/ THOMAS P. GLYNN Thomas P. Glynn	Director	March 12, 2003

/s/ MICHAEL C. HAWLEY Michael C. Hawley	Director	March 13, 2003

/s/ EDWARD H. LINDE Edward H. Linde	Director	March 12, 2003

/s/ JUDITH A. MCHALE Judith A. McHale	Director	March 14, 2003

Signature	Title	Date

/s/ R. ROBERT POPEO R. Robert Popeo	Director	March 13, 2003

/s/ RICHARD F. SYRON Richard F. Syron	Director	March 20, 2003

/s/ ROBERT J. TARR, JR. Robert J. Tarr, Jr.	Director	March 14, 2003

/s/ ROBERT J. DAVIS Robert J. Davis	Director	March 13, 2003

CERTIFICATIONS

I, David F. D’Alessandro, certify that:

1.	I have reviewed this annual report on Form 10-K of John Hancock Financial Services, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By:	/s/ DAVID F. D’ALESSANDRO
David F. D’Alessandro
Chairman, President and Chief Executive Officer and Director

CERTIFICATIONS

I, Thomas E. Moloney, certify that:

1.	I have reviewed this annual report on Form 10-K of John Hancock Financial Services, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):
a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By:	/s/ THOMAS E. MOLONEY
Thomas E. Moloney
Senior Executive Vice President and Chief Financial Officer