Form 10-Q/A
period 2003-03-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2003-06-20
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q / A

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


                               John Hancock Place
                               Post Office Box 111
                           Boston, Massachusetts 02117
                    (Address of principal executive offices)

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

EXPLANATORY NOTE:

Item 6 of Part II of this Form 10-Q/A is being amended to file exhibit 10.2.2.1 which, while listed as an exhibit to the Form 10-Q for the period ended March 31, 2003, was inadvertently omitted when the document was EDGARized and filed with the United States Securities and Exchange Commission.


PART II - OTHER INFORMATION


ITEM 6. EXHIBITS and REPORTS on FORM 8-K

a)    Exhibits

Exhibit
Number      Description
------      -----------

2.2 Purchase and Sale Agreement between John Hancock Life Insurance Company, as seller, and Beacon Capital Strategic Partners, as purchaser, for the sale of certain John Hancock home office properties. *

10.2.2.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney @ +

10.2.5.1 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford dated April 1, 2003. * +

10.2.5.2 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford dated April 1, 2003. * +

10.2.6.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters * +

10.2.8.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd * +

10.2.9.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Deborah H. McAneny
           * +

99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 *

99.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 *

Any exhibit not included with this amended quarterly report on Form 10-Q/A when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage (except no payment will be required for the financial statements and schedules included in
Exhibit 13 if not included). Such requests should be directed to John Hancock Financial Services, Inc., Investor Relations, John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.

----------
* Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein.
@     Filed herewith.
+     Management contract or compensatory plan or arrangement.

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

      On March 13, 2003, the Company filed a Current Report on Form 8-K, dated March 13, 2003 reporting under Item 5 thereof that the Company's Canadian operating subsidiary, Maritime Life had entered into an agreement to assume the insurance business of Liberty Health, a Canadian Division of Liberty International, a subsidiary of US-based Liberty Mutual Group.

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


                                           JOHN HANCOCK FINANCIAL SERVICES, INC.

Date: June 20, 2003                        By: /s/ THOMAS E. MOLONEY
                                               ---------------------
                                               Thomas E. Moloney
                                               Senior Executive Vice
                                               President and Chief Financial
                                               Officer

                                 CERTIFICATIONS

      I, David F. D'Alessandro, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of John Hancock Financial Services, Inc.;
2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and
      c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

By: /S/ DAVID F. D'ALESSANDRO
    --------------------------
    David F. D'Alessandro
    Chairman, President and
      Chief Executive Officer

                                 CERTIFICATIONS

      I, Thomas E. Moloney, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of John Hancock Financial Services, Inc.;
2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and
      c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this amended quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

By: /s/ THOMAS E. MOLONEY
    --------------------------
    Thomas E. Moloney
    Senior Executive Vice President and
      Chief Financial Officer