Form 10-Q
period 2003-06-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2003-08-08
CIK 736260

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

      Number of shares outstanding of our only class of common stock as of August 1, 2003:

                                   289,165,892

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,
                                                                     2003      December 31,
                                                                 (Unaudited)      2002
                                                                ---------------------------
                                                                       (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: June 30-- $1,628.4; December 31--$1,781.8) ..   $    1,583.6   $    1,732.2
   Available-for-sale--at fair value
   (cost: June 30--$49,377.2; December 31--$44,755.0) .......       52,591.3       45,847.3
   Trading securities--at fair value
   (cost: June 30--$39.2;  December 31-- $18.9) .............           39.2           18.9
Equity securities:
   Available-for-sale--at fair value
   (cost: June 30--$647.7; December 31--$624.7) .............          769.0          672.3
   Trading securities--at fair value
   (cost: June 30--$379.6; December 31--$287.5) .............          359.4          296.3
Mortgage loans on real estate ...............................       12,434.3       11,805.7
Real estate .................................................          279.1          318.6
Policy loans ................................................        2,110.1        2,097.2
Short-term investments ......................................          288.4          211.2
Other invested assets .......................................        3,088.0        2,937.8
                                                                ------------   ------------

   Total Investments ........................................       73,542.4       65,937.5

Cash and cash equivalents ...................................        1,197.6        1,190.6
Accrued investment income ...................................          910.1          785.9
Premiums and accounts receivable ............................          290.5          217.1
Deferred policy acquisition costs ...........................        3,971.3        3,996.3
Reinsurance recoverable .....................................        2,146.0        1,777.2
Other assets ................................................        3,178.2        3,132.2
Separate account assets .....................................       22,557.5       20,827.3
                                                                ------------   ------------

   Total Assets .............................................   $  107,793.6   $   97,864.1
                                                                ============   ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,
                                                                     2003       December 31,
                                                                  (Unaudited)      2002
                                                                ----------------------------
                                                                        (in millions)
Liabilities and Shareholders' Equity

Liabilities
Future policy benefits ......................................   $   43,590.4    $   39,657.0
Policyholders' funds ........................................       22,954.6        23,054.4
Consumer notes ..............................................          680.1           290.2
Unearned revenue ............................................          990.8           895.8
Unpaid claims and claim expense reserves ....................          222.1           205.6
Dividends payable to policyholders ..........................          606.3           585.7
Short-term debt .............................................          241.5           348.9
Long-term debt ..............................................        1,522.3         1,450.3
Income taxes ................................................        1,887.7         1,096.8
Other liabilities ...........................................        4,369.4         3,078.3
Separate account liabilities ................................       22,557.5        20,827.3
                                                                ------------    ------------

   Total Liabilities ........................................       99,622.7        91,490.3

Minority interest ...........................................          160.5           162.7

Commitments and contingencies - Note 4

Shareholders' Equity
Common stock, $.01 par value; 2.0 billion shares authorized;
   319.1 million and 317.5 million shares issued,
   respectively .............................................            3.2             3.2
Additional paid in capital ..................................        5,147.4         5,127.9
Retained earnings ...........................................        2,157.1         1,614.0
Accumulated other comprehensive income ......................        1,771.5           523.2
Treasury stock, at cost (29.9 million and 29.5 million
   shares, respectively) ....................................       (1,068.8)       (1,057.2)
                                                                ------------    ------------

   Total Shareholders' Equity ...............................        8,010.4         6,211.1
                                                                ------------    ------------

   Total Liabilities and Shareholders' Equity ...............   $  107,793.6    $   97,864.1
                                                                ============    ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Three Months Ended       Six Months Ended
                                                                                       June 30,                 June 30,
                                                                                  2003         2002        2003         2002
                                                                               ----------------------------------------------
                                                                                    (in millions, except per share data)
Revenues
   Premiums ................................................................   $   914.4   $   963.6    $ 1,748.1   $ 1,706.0
   Universal life and investment-type product fees .........................       205.9       206.4        408.3       400.8
   Net investment income ...................................................     1,049.3       979.1      2,078.6     1,949.0
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation ($51.1 and $(12.1) for the three months ended
     June 30, 2003 and 2002 and $1.9 and $(33.1) for the six months ended
     June 30, 2003 and 2002, respectively) .................................        89.8      (139.0)       152.4      (224.7)
   Investment management revenues, commissions and other fees ..............       129.0       142.6        254.1       290.4
   Other revenue ...........................................................        59.4        49.7        132.6       126.7
                                                                               ---------   ---------    ---------   ---------

   Total revenues ..........................................................     2,447.8     2,202.4      4,774.1     4,248.2

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation
     ($29.4 and $(3.7) for the three months ended June 30, 2003 and 2002 and $(13.3) and $(10.5) for the six months ended June 30,
     2003 and 2002, respectively) ..........................................     1,394.4     1,466.4      2,751.4     2,698.8
   Other operating costs and expenses ......................................       421.0       383.6        814.7       783.3
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses) ($21.7 and $(8.4) for the three months ended June 30, 2003 and 2002 and $15.2 and $(22.6) for the six months ended June 30, 2003
     and 2002, respectively) ...............................................        73.5        78.5        153.4       148.8
   Dividends to policyholders ..............................................       144.8       149.6        282.6       294.7
                                                                               ---------   ---------    ---------   ---------

   Total benefits and expenses .............................................     2,033.7     2,078.1      4,002.1     3,925.6
                                                                               ---------   ---------    ---------   ---------

Income before income taxes .................................................       414.1       124.3        772.0       322.6
Income taxes ...............................................................       124.2        26.0        228.9        77.8
                                                                               ---------   ---------    ---------   ---------

Net income .................................................................   $   289.9   $    98.3    $   543.1   $   244.8
                                                                               =========   =========    =========   =========

Basic earnings per common share:
Net income .................................................................   $    1.01   $    0.34    $    1.89   $    0.83
                                                                               ---------   ---------    ---------   ---------

Diluted earnings per common share:
Net income .................................................................   $    1.00   $    0.33    $    1.88   $    0.82
                                                                               ---------   ---------    ---------   ---------

Share data:
Weighted-average shares used in basic earnings
   per common share calculations ...........................................       287.5       293.2        287.4       294.8
     Dilutive securities:
     Stock options .........................................................         0.9         1.6          0.9         1.9
     Non-vested stock ......................................................         0.1         0.3          0.1         0.3
                                                                               ---------   ---------    ---------   ---------
Weighted-average shares used in diluted earnings
   per common share calculations ...........................................       288.5       295.1        288.4       297.0
                                                                               =========   =========    =========   =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                     Additional             Accumulated Other              Total
                                            Common    Paid In     Retained    Comprehensive   Treasury  Shareholders'  Outstanding
                                            Stock     Capital     Earnings    Income (Loss)     Stock      Equity        Shares
                                          ----------------------------------------------------------------------------------------
                                                         (in millions, except outstanding share data in thousands)
Balance at April 1, 2002 .................   $ 3.2   $  5,109.4   $  1,353.2   $    106.5   $   (777.4)   $  5,794.9     295,715.7

Options exercised ........................                  3.9                                                  3.9         271.8
Restricted stock .........................                  1.1                                                  1.1            --
Forfeitures of restricted stock ..........                 (0.1)                                                (0.1)         (8.7)
Issuance of shares for board
   compensation ..........................                  0.1                                                  0.1           1.8
Treasury stock acquired ..................                                                      (141.4)       (141.4)     (3,787.7)

Comprehensive income:
   Net income ............................                              98.3                                    98.3

Other comprehensive income, net of tax:
   Net unrealized gains (losses) .........                                          152.8                      152.8
   Net accumulated gains (losses)
     on cash flow hedges .................                                           27.2                       27.2
   Foreign currency translation
     adjustment ..........................                                           29.2                       29.2
   Minimum pension liability .............                                            1.3                        1.3
                                                                                                          ----------
Comprehensive income .....................                                                                     308.8
                                          ----------------------------------------------------------------------------------------

Balance at June 30, 2002 .................   $ 3.2   $  5,114.4   $  1,451.5   $    317.0   $   (918.8)   $  5,967.3     292,192.9
                                          ========================================================================================

Balance at April 1, 2003 .................   $ 3.2   $  5,141.6   $  1,867.2   $    852.1   $ (1,068.8)   $  6,795.3     288,964.5

Options exercised ........................                  1.8                                                  1.8         125.6
Restricted stock .........................                  3.4                                                  3.4           0.1
Forfeitures of restricted stock ..........                 (0.1)                                                (0.1)         (2.2)
Issuance of shares for board
   compensation ..........................                  0.7                                                  0.7          25.0

Comprehensive income:
   Net income ............................                             289.9                                   289.9

Other comprehensive income, net of tax:
   Net unrealized gains (losses) .........                                          750.1                      750.1
   Net accumulated gains (losses)
     on cash flow hedges .................                                          103.1                      103.1
   Foreign currency translation
     adjustment ..........................                                           64.5                       64.5
   Minimum pension liability .............                                            1.7                        1.7
                                                                                                          ----------
Comprehensive income .....................                                                                   1,209.3
                                          ----------------------------------------------------------------------------------------

Balance at June 30, 2003 .................   $ 3.2   $  5,147.4   $  2,157.1   $  1,771.5   $ (1,068.8)   $  8,010.4     289,113.0
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                     Additional              Accumulated Other              Total
                                            Common    Paid In      Retained    Comprehensive   Treasury  Shareholders'  Outstanding
                                            Stock     Capital      Earnings    Income (Loss)     Stock      Equity        Shares
                                          ----------------------------------------------------------------------------------------
                                                           (in millions, except outstanding share data, in thousands)
Balance at January 1, 2002 ...............   $ 3.2   $  5,099.3   $  1,206.7   $    228.0   $   (672.2)   $  5,865.0     297,430.1

Options exercised ........................                  9.5                                                  9.5         642.1
Restricted stock .........................                  5.5                                                  5.5         637.8
Forfeitures of restricted stock ..........                 (0.1)                                                (0.1)         (8.7)
Issuance of shares for board
   compensation ..........................                  0.2                                                  0.2           3.2
Treasury stock acquired ..................                                                      (246.6)       (246.6)     (6,511.6)

Comprehensive income:
   Net income ............................                             244.8                                   244.8

Other comprehensive income, net of tax:
   Net unrealized gains (losses) .........                                           42.6                       42.6
   Net accumulated gains (losses)
     on cash flow hedges .................                                           15.3                       15.3
   Foreign currency translation
     adjustment ..........................                                           28.6                       28.6
   Minimum pension liability .............                                            2.5                        2.5
                                                                                                          ----------
Comprehensive income .....................                                                                     333.8
                                          ----------------------------------------------------------------------------------------

Balance at June 30, 2002 .................   $ 3.2   $  5,114.4   $  1,451.5   $    317.0   $   (918.8)   $  5,967.3     292,192.9
                                          ========================================================================================

Balance at January 1, 2003 ...............   $ 3.2   $  5,127.9   $  1,614.0   $    523.2   $ (1,057.2)   $  6,211.1     287,978.6

Options exercised ........................                  4.0                                                  4.0         278.6
Restricted stock .........................                 14.9                                                 14.9       1,245.6
Forfeitures of restricted stock ..........                 (0.1)                                                (0.1)         (2.2)
Issuance of shares for board
   compensation ..........................                  0.7                                                  0.7          27.2
Treasury stock acquired ..................                                                       (11.6)        (11.6)       (414.8)

Comprehensive income:
   Net income ............................                             543.1                                   543.1

Other comprehensive income, net of tax:
   Net unrealized gains (losses) .........                                        1,027.2                    1,027.2
   Net accumulated gains (losses)
     on cash flow hedges .................                                          109.1                      109.1
   Foreign currency translation
     adjustment ..........................                                          108.8                      108.8
   Minimum pension liability .............                                            3.2                        3.2
                                                                                                          ----------
Comprehensive income .....................                                                                   1,791.4
                                          ----------------------------------------------------------------------------------------

Balance at June 30, 2003 .................   $ 3.2   $  5,147.4   $  2,157.1   $  1,771.5   $ (1,068.8)   $  8,010.4     289,113.0
                                          ========================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                             2003          2002
                                                                                          ----------------------
                                                                                               (in millions)
Cash flows from operating activities:
   Net income .........................................................................   $   543.1    $   244.8
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount - fixed maturities ......................................       (19.1)       (59.8)
     Net realized investment and other (gains) losses .................................      (152.4)       224.7
     Change in deferred policy acquisition costs ......................................      (216.2)      (179.0)
     Depreciation and amortization ....................................................        30.6         34.1
     Net cash flows from trading securities ...........................................       (83.4)        (9.0)
     Increase in accrued investment income ............................................      (124.2)       (75.4)
     (Increase) decrease in premiums and accounts receivable ..........................       (73.4)        20.3
     Increase in other assets and other liabilities, net ..............................      (176.8)       (58.2)
     Increase in policy liabilities and accruals, net .................................     1,456.6      1,126.8
     Increase in income taxes .........................................................       148.7         30.3
                                                                                          ---------    ---------

       Net cash provided by operating activities ......................................     1,333.5      1,299.6

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ..............................................     7,010.3      2,272.1
     Equity securities available-for-sale .............................................       195.5        183.5
     Real estate ......................................................................        65.6         35.9
     Short-term investments and other invested assets .................................       108.8         62.6
     Home Office properties ...........................................................       887.6           --
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity ................................................       136.0         85.6
     Fixed maturities available-for-sale ..............................................     1,929.3      1,681.7
     Short-term investments and other invested assets .................................       400.9        220.1
     Mortgage loans on real estate ....................................................       588.3        679.7
   Purchases of:
     Fixed maturities held-to-maturity ................................................        (2.2)       (11.8)
     Fixed maturities available-for-sale ..............................................   (12,005.1)    (7,354.1)
     Equity securities available-for-sale .............................................      (180.0)      (103.5)
     Real estate ......................................................................       (14.6)        (4.3)
     Short-term investments and other invested assets .................................      (858.6)      (484.6)
    Mortgage loans on real estate issued ..............................................      (954.1)      (918.7)
    Net cash received related to acquisition of business ..............................        93.7           --
    Other, net ........................................................................      (198.4)      (169.6)
                                                                                          ---------    ---------

       Net cash used in investing activities ..........................................   $(2,797.0)   $(3,825.4)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                                  2003       2002
                                                                               --------------------
                                                                                   (in millions)
Cash flows from financing activities:
   Acquisition of treasury stock ...........................................   $  (11.6)   $ (246.6)
   Universal life and investment-type contract deposits ....................    4,708.0     5,345.4
   Universal life and investment-type contract maturities and withdrawals ..   (3,509.1)   (3,003.7)
   Issuance of consumer notes ..............................................      389.9          --
   Issuance of short-term debt .............................................       70.8         9.3
   Repayment of long-term debt .............................................       (3.6)      (12.6)
   Repayment of short-term debt ............................................     (114.5)      (47.9)
   Net (decrease)increase in commercial paper ..............................      (59.4)       10.0
                                                                               --------    --------

       Net cash provided by financing activities ...........................    1,470.5     2,053.9
                                                                               --------    --------

       Net increase (decrease) in cash and cash equivalents ................        7.0      (471.9)

       Cash and cash equivalents at beginning of period ....................    1,190.6     1,313.7
                                                                               --------    --------

       Cash and cash equivalents at end of period ..........................   $1,197.6    $  841.8
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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2002 included in the Company's Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2002 Form 10-K). The Company's financial statements, news releases, quarterly financial supplements and other information are available on the internet at www.jhancock.com, under the link labeled "Investor Relations." In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.

The balance sheet at December 31, 2002, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

The disposal described below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue, net income and earnings per share for the periods indicated, to demonstrate the proforma effect of the acquisition and of the disposal as if they occurred on January 1, 2002.

                                           Three Months Ended June 30,                      Six Months Ended June 30,
                                    2003                    2002                    2003                    2002
                                  Proforma      2003      Proforma      2002      Proforma       2003     Proforma       2002
                                 ----------------------------------------------------------------------------------------------
                                                              (in millions, except per share data)

Revenue .......................   $ 2,434.1   $ 2,447.8   $ 2,177.7   $ 2,202.4   $ 4,729.3   $ 4,774.1   $ 4,200.0   $ 4,248.2

Net income ....................   $   288.0   $   289.9   $    97.9   $    98.3   $   540.3   $   543.1   $   248.3   $   244.8

Earnings per share ............   $    1.00   $    1.00   $    0.33   $    0.33   $    1.87   $    1.88   $    0.84   $    0.82

Acquisition:

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Disposal:

On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003, and is expected to close later in 2003, subject to regulatory approval.

Stock-Based Compensation

The Company has two stock-based compensation plans, which are described more fully in the Company's 2002 Form 10-K. For the periods covered by this report, the Company applies the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock-based compensation grants made prior to January 1, 2003. No compensation expense is reflected in net income for stock option grants to employees and non-employee board members of the Company made prior to January 1, 2003. All options granted under those plans had an exercise price equal to the market value of the Company's common stock on the date of grant. Prior to January 1, 2003, the Company recognized compensation expense at the time of the grant or over the vesting period for grants of non-vested stock to employees and non-employee board members and grants of stock options to non-employee general agents and has continued this practice. The Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as of January 1, 2003 and is utilizing the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002. Adoption of the fair value provisions of SFAS No. 123 will have a material impact on the Company's net income. The Company has adopted the disclosure provisions of SFAS No. 148. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-based employee compensation.

                                                              Three Months Ended    Six Months Ended
                                                                   June 30,            June 30,
                                                               2003         2002    2003      2002
                                                              -------------------  -----------------
                                                                (in millions, except per share data)
Net income, as reported ....................................   $ 289.9   $  98.3   $ 543.1   $ 244.8
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects ......       4.8       1.9      14.6       3.3
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net
   of related tax effects ..................................      10.4      14.5      29.3      29.5
                                                               -------   -------   -------   -------
Proforma net income ........................................   $ 284.3   $  85.7   $ 528.4   $ 218.6
                                                               =======   =======   =======   =======
Earnings per share
Basic:
      As reported ..........................................   $  1.01   $  0.34   $  1.89   $  0.83
      Proforma .............................................      0.99      0.29      1.84      0.74
Diluted:
      As reported ..........................................      1.00      0.33      1.88      0.82
      Proforma .............................................      0.99      0.29      1.83      0.74

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Recent Accounting Pronouncements

Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts

On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits, and sales inducements to contract holders.

SOP 03-1 will be effective for the Company's financial statements on January 1, 2004. The Company is currently evaluating the impact of adopting SOP 03-1 on its consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity"

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No.150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that certain financial instruments be classified as liabilities on issuer balance sheets, including those instruments that are issued in shares and are mandatorily redeemable, those instruments that are not issued in shares but give the issuer an obligation to repurchase previously issued equity shares, and certain financial instruments that give the issuer the option of settling an obligation by issuing more equity shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise will be effective for the Company on July 1, 2003. The adoption of SFAS No. 150 will have no material impact on the Company's consolidated financial position, results of operations or cash flows.

SFAS No. 149 - Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45--"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements. Except for certain implementation guidance that is incorporated in SFAS No. 149 and already effective, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will have no material impact on the Company's consolidated financial position, results of operations or cash flows.

FASB Derivative Implementation Group Issue No. 36--Embedded Derivatives:
Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument

In April 2003, the FASB's Derivative Implementation Group (DIG) released SFAS No. 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" (DIG B36). DIG B36 addresses whether SFAS No.133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index are examples of arrangements containing embedded derivatives requiring bifurcation. The effective date of the implementation guidance is October 1, 2003.

The Company has determined that certain of its reinsurance receivables/(payables) and certain of its insurance products contain embedded derivatives requiring bifurcation. The Company has not yet determined the fair value of the related embedded derivatives in these products. Management believes that accounting for these embedded derivatives in accordance with DIG B36 will not have a material impact on the Company's consolidated financial position or cash flows.

FASB Interpretation 46--Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46) which clarifies the consolidation accounting guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) as it applies to certain entities in which equity investors which do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (VIEs).

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

Additional liabilities recognized as a result of consolidating VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. However, it is possible that if we do consolidate some of the Company-managed CDOs, we may report lower assets and capital in the short-term. Similarly, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs. Refer to Note 3 below, and
Note 1 in the Company's 2002 Form 10-K for a more complete discussion of the Company's relationships with VIEs, their assets and liabilities, and the Company's maximum exposure to loss as a result of its involvement with them.

On July 1, 2003, FIN 46 became effective for those VIEs which the Company is the primary beneficiary. The Company has elected to apply the provisions of FIN 46 prospectively, commencing on July 1, 2003 and is currently estimating the impact on its consolidated financial position, results of operations and cash flows of consolidating those VIEs for which the Company is the primary beneficiary.

SFAS No. 148--Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation which is an optional alternative method of accounting presented in SFAS No. 123, "Accounting for Stock Based Compensation." In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 is effective for fiscal years ending after December 2002. The Company adopted the fair value provisions of SFAS No. 123 on January 1, 2003 and utilized the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002. In the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

first six months of 2003 the Company granted 638,000 stock options to senior management and recorded $0.6 million, net of tax of $0.3 million, of related compensation expense. The Company has adopted the disclosure provisions of SFAS No. 148, see Note 1--Summary of Significant Accounting Policies, Stock-Based Compensation above.

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

Disclosure requirements are effective for financial statements for interim or annual periods ending after December 31, 2002. Refer to the Company's 2002 Form 10-K. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's consolidated financial position, results of operations or cash flows.

SFAS No. 146--Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of a liability for exit or disposal costs, including restructuring costs, when the liability is incurred rather than at the date of an entity's commitment to a formal plan of action. SFAS No. 146 applies to one-time termination benefits provided to current employees that are involuntarily terminated under the terms of a one-time benefit arrangement. An ongoing benefit arrangement is presumed to exist if a company has a past practice of providing similar benefits. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company's consolidated financial position, results of operations or cash flows during the period ended June 30, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information

In the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment which resulted in the break-out of the Maritime Life business as its own operating segment and the reclassification of 2002 results for the Federal long-term care insurance business to the Protection Segment. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The following discussion presents the results of our segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life, or Corporate and Other Segments, other than to display these businesses separately. The reclassification associated with the Federal long-term care insurance business has no impact on segment after-tax operating income, or net income of the business. The reclassification increased Protection Segment after-tax operating income and decreased Corporate and Other Segment after-tax operating income by $0.2 million and $0.3 million for the three and six month periods ended June 30, 2002.

The Company operates in the following six business segments: two segments primarily serve domestic retail customers, two segments serve primarily domestic institutional customers, one segment serves primarily Canadian retail and group customers and our sixth segment is the Corporate and Other Segment, which includes our remaining international operations, the corporate account and run-off from several discontinued business lines. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. Our Maritime Life Segment consists primarily of the financial results of our Canadian operating subsidiary, Maritime Life. For additional information about the Company's business segments, please refer to the Company's 2002 Form 10-K.

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

Amounts reported as segment adjustments in the tables below primarily relate to:

      (i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs, amounts credited to participating pension contractholder accounts and policyholder dividend obligation (the adjustment for net realized investment and other gains (losses) excludes gains and losses from mortgage securitizations because management views the related gains and losses as an integral part of the core business of those operations),

      (ii) restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office in 2002, costs of this nature are not reported as a segment adjustment for 2003, and

      (iii) the benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving a dispute regarding disclosure of costs on various modes of life insurance policy premium payment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                            Asset                 Investment    Maritime   Corporate
                                              Protection  Gathering     G&SFP     Management      Life     and Other   Consolidated
                                             --------------------------------------------------------------------------------------
As of or for the three months ended                                              (in millions)
June 30, 2003
Revenues:
   Revenues from external
     customers ...........................   $   586.9   $   139.1   $     77.3   $    27.9   $    297.1   $    188.4    $  1,316.7
   Net investment income .................       353.8       176.9        416.2         7.5         95.9         (1.0)      1,049.3
   Inter-segment revenues ................          --         0.3           --         7.7           --         (8.0)           --
                                             --------------------------------------------------------------------------------------
   Segment revenues ......................       940.7       316.3        493.5        43.1        393.0        179.4       2,366.0
   Net realized investment and other
     gains (losses), net .................        27.4        20.2          9.7          --          3.7         20.8          81.8
                                             --------------------------------------------------------------------------------------
   Revenues ..............................   $   968.1   $   336.5   $    503.2   $    43.1   $    396.7   $    200.2    $  2,447.8
                                             ======================================================================================
Net Income:
   Segment after-tax operating
     Income ..............................   $    89.2   $    51.2   $     80.9   $    11.5   $     19.4   $    (16.1)   $    236.1
   Net realized investment and other
     gains (losses), net .................        17.4        12.8          6.9          --          3.5         13.2          53.8
                                             --------------------------------------------------------------------------------------
   Net income ............................   $   106.6   $    64.0   $     87.8   $    11.5   $     22.9   $     (2.9)   $    289.9
                                             ======================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..   $     5.8   $     3.1   $     11.8   $     4.0           --   $      1.7    $     26.4
   Carrying value of investments
     accounted for under the equity
     method ..............................       308.9       201.9        505.8        14.4           --        753.2       1,784.2
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................        49.6        19.1          0.6          --   $      3.7          0.5          73.5
   Segment assets ........................    34,023.6    18,204.5     36,316.3     2,579.2     12,666.7      4,003.3     107,793.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                             Asset                Investment    Maritime    Corporate
                                              Protection   Gathering    G&SFP     Management      Life      and Other  Consolidated
                                             --------------------------------------------------------------------------------------
As of or for the three months ended                                              (in millions)
June 30, 2002
Revenues:
   Revenues from external customers ......   $   547.6    $   145.5   $   215.9    $    22.9    $   224.8    $   207.4    $ 1,364.1
   Net investment income .................       330.3        140.5       431.9          3.6         79.8         (7.0)       979.1
   Inter-segment revenues ................          --           --          --          6.8           --         (6.8)          --
                                             --------------------------------------------------------------------------------------
   Segment revenues ......................       877.9        286.0       647.8         33.3        304.6        193.6      2,343.2
   Net realized investment and other
     gains (losses), net .................       (28.3)       (20.7)      (86.5)         0.6        (14.3)         8.4       (140.8)
                                             --------------------------------------------------------------------------------------
   Revenues ..............................   $   849.6    $   265.3   $   561.3    $    33.9    $   290.3    $   202.0    $ 2,202.4
                                             ======================================================================================
Net Income:
   Segment after-tax operating income ....   $    77.0    $    40.6   $    75.9    $     7.4    $    16.2    $    (3.6)   $   213.5
   Net realized investment and other
     gains (losses), net .................       (18.3)       (13.2)      (55.7)         0.5        (13.0)         5.2        (94.5)
   Class action lawsuit ..................       (18.7)          --          --           --           --         (0.8)       (19.5)
   Restructuring charges .................        (0.9)        (0.5)       (0.2)        (0.2)        (0.4)         1.0         (1.2)
                                             --------------------------------------------------------------------------------------
   Net income ............................   $    39.1    $    26.9   $    20.0    $     7.7    $     2.8    $     1.8    $    98.3
                                             ======================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..   $     5.3    $     2.4   $    11.4    $     0.2           --    $     0.5    $    19.8
   Carrying value of investments
     accounted for under the equity
     method ..............................       149.3        103.9       280.1          8.3           --        680.9      1,222.5
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................        38.7         28.8         0.7           --    $     9.6          0.7         78.5
   Segment assets ........................    29,284.0     15,294.0    32,840.4      2,089.8     10,914.4      3,119.9     93,542.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                            Asset                 Investment    Maritime    Corporate
                                              Protection  Gathering     G&SFP     Management      Life      and Other   Consolidated
                                             ---------------------------------------------------------------------------------------
As of or for the six months ended                                               (in millions)
June 30, 2003
Revenues:
   Revenues from external
     customers ...........................   $ 1,157.8    $   274.7    $   126.3    $    49.9   $    565.5   $   378.4    $  2,552.6
   Net investment income .................       701.7        342.9        847.6         11.7        180.4        (5.7)      2,078.6
   Inter-segment revenues ................          --          0.6           --         14.1           --       (14.7)           --
                                             ---------------------------------------------------------------------------------------
   Segment revenues ......................     1,859.5        618.2        973.9         75.7        745.9       358.0       4,631.2
   Net realized investment and other
     gains (losses), net .................        (3.8)       (17.5)      (126.2)          --          8.0       282.4         142.9
                                             ---------------------------------------------------------------------------------------
   Revenues ..............................   $ 1,855.7    $   600.7    $   847.7    $    75.7   $    753.9   $   640.4    $  4,774.1
                                             =======================================================================================
Net Income:
   Segment after-tax operating
     Income ..............................   $   163.5    $    91.2    $   166.7    $    17.1   $     39.6   $   (27.9)   $    450.2
   Net realized investment and other
     gains (losses), net .................        (2.5)       (11.3)       (79.0)          --          5.5       180.2          92.9
                                             ---------------------------------------------------------------------------------------
   Net income ............................   $   161.0    $    79.9    $    87.7    $    17.1   $     45.1   $   152.3    $    543.1
                                             =======================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..   $    11.0    $     5.2    $    19.7    $     3.9           --   $     1.9    $     41.7
   Carrying value of investments
     accounted for under the equity
     method ..............................       308.9        201.9        505.8         14.4           --       753.2       1,784.2
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................        90.5         53.0          1.1           --   $      7.1         1.7         153.4
   Segment assets ........................    34,023.6     18,204.5     36,316.3      2,579.2     12,666.7     4,003.3     107,793.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                            Asset                Investment     Maritime   Corporate
                                             Protection   Gathering    G&SFP     Management       Life     and Other   Consolidated
                                             --------------------------------------------------------------------------------------
As of or for the six months ended                                              (in millions)
June 30, 2002
Revenues:
   Revenues from external customers ......   $ 1,084.7    $   297.3   $   266.5    $    39.8    $   444.7    $   391.9    $ 2,524.9
   Net investment income .................       652.9        271.0       852.6          7.6        155.4          9.5      1,949.0
   Inter-segment revenues ................          --           --          --         16.5           --        (16.5)          --
                                             --------------------------------------------------------------------------------------
   Segment revenues ......................     1,737.6        568.3     1,119.1         63.9        600.1        384.9      4,473.9
   Net realized investment and other
     gains (losses), net .................       (57.4)       (44.4)     (108.3)         0.6        (13.3)        (2.9)      (225.7)
                                             --------------------------------------------------------------------------------------
   Revenues ..............................   $ 1,680.2    $   523.9   $ 1,010.8    $    64.5    $   586.8    $   382.0    $ 4,248.2
                                             ======================================================================================
Net Income:
   Segment after-tax operating income ....   $   149.8    $    80.6   $   142.8    $    12.3    $    32.0    $    (1.2)   $   416.3
   Net realized investment and other
     gains (losses), net .................       (37.0)       (28.0)      (69.4)         0.5        (11.2)        (2.1)      (147.2)
   Class action lawsuit ..................       (18.7)          --          --           --           --         (0.8)       (19.5)
   Restructuring charges .................        (4.1)        (1.9)       (0.5)        (0.2)        (0.4)         2.3         (4.8)
                                             --------------------------------------------------------------------------------------
   Net income ............................   $    90.0    $    50.7   $    72.9    $    12.6    $    20.4    $    (1.8)   $   244.8
                                             ======================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..   $     9.5    $     5.1   $    18.8    $     0.1           --    $    11.8    $    45.3
   Carrying value of investments
     accounted for under the equity
     Method ..............................       149.3        103.9       280.1          8.3           --        680.9      1,222.5
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................        77.8         50.4         1.1           --    $    17.9          1.6        148.8
   Segment assets ........................    29,284.0     15,294.0    32,840.4      2,089.8     10,914.4      3,119.9     93,542.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities

      The Company has relationships with various types of special purpose entities (SPEs) and other entities, some of which are variable interest entities
(VIEs) as discussed in Note 1--Summary of Significant Accounting Policies above. Presented below are discussions of the Company's significant relationships with and certain summarized financial information for these entities.

      As explained in Note 1--Summary of Significant Accounting Policies above, additional liabilities recognized as a result of consolidating VIEs in which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. These additional liabilities are non-recourse to the general assets of the Company. Similarly, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

      Collateralized Debt Obligations (CDOs). The Company acts as investment advisor to certain asset backed investment vehicles, commonly known as collateralized debt obligations (CDOs). The Company also invests in the debt and/or equity of these CDOs, and in the debt and/or equity of CDOs managed by others. CDOs raise capital by issuing debt and equity securities, and use their capital to invest in portfolios of interest bearing securities. The returns from a CDO's portfolio of investments are used by the CDO to finance its operations including paying interest on its debt and paying advisory fees and other expenses. Any net income or net loss is shared by the CDO's equity owners and, in certain circumstances where we manage the CDO, positive investment experience is shared by the Company through variable performance management fees. Any net losses are borne first by the equity owners to the extent of their investments, and then by debt owners in ascending order of subordination or are borne by the issuer of separate account insurance policies. See Note 1--Summary of Significant Accounting Policies in the Company's 2002 10K for a discussion of separate account accounting.

      If a CDO does not have sufficient controlling equity capital to finance its expected losses at its origination, in accordance with FASB Interpretation No. 46--"Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46), the CDO is defined as a VIE for purposes of determining and evaluating the appropriate consolidation criteria. In accordance with FIN 46, where the Company is the primary beneficiary, including being a manager, of the CDO, and the CDO is a VIE, the Company will consolidate the financial statements of the CDO into its own financial statements as of July 1, 2003. It should be noted that not all CDOs are VIEs.

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

      Owners of securities of CDOs advised by the Company have no recourse to the Company's assets in the event of default by the CDO, unless the Company has guaranteed such securities directly for investors. The Company's risk of loss from any CDO it manages, or in which it invests, is limited to its investment in the CDO and any such guarantees it may have made. All of these guarantees are accounted for under existing insurance industry accounting principles, and the guaranteed assets are recorded on the Company's consolidated balance sheets, at their fair value, as separate account assets. The Company believes it is reasonably possible that it may consolidate one or more of the CDOs which it manages, or will be required to disclose information about them, or both, as of September 30, 2003, as a result of adopting FIN 46.

      The tables below present summary financial data for CDOs which the Company manages, and data relating to the Company's maximum exposure to loss as a result of its relationships with them. The Company has determined that it is not the primary beneficiary of any CDO in which it invests but does not manage and thus will not be required to consolidate any of them. Credit ratings are provided by credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested or guaranteed.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities - (Continued)

                                                          June 30,  December 31,
                                                            2003       2002
                                                          ----------------------
                                                             (in millions)
Total size of Company-Managed CDOs

Total assets .........................................    $5,815.4      $6,089.2
                                                          ========      ========

Total debt ...........................................    $3,538.5      $3,574.1
Total other liabilities ..............................     2,253.9       2,432.7
                                                          --------      --------
Total liabilities ....................................     5,792.4       6,006.8
Total equity .........................................        23.0          82.4
                                                          --------      --------

Total liabilities and equity .........................    $5,815.4      $6,089.2
                                                          ========      ========

Maximum exposure of the Company to losses                June 30,                December 31,
From Company-Managed CDO'S                                 2003                      2002
                                                  ----------------------------------------------
                                                         (in millions, except percents)
Investment in tranches of Company-Managed CDO's,
by credit rating (Moody's/Standard & Poors):
Aaa/AAA .....................................     $197.6         33.5%       $380.2         53.8%
Aa/AA .......................................       81.6         13.8            --           --
A/A- ........................................         --           --          14.5          2.1
Baa/BBB .....................................      217.9         37.0         218.0         30.9
Ba/BB .......................................        7.6          1.3           7.0          1.0
B/B- ........................................         --           --           6.0          0.9
Caa/CCC+ ....................................       12.2          2.1            --           --
Ca/C ........................................         --           --            --           --
Not rated (equity) ..........................       72.8         12.3          79.8         11.3
                                                  ------       ------        ------       ------
Total Company exposure ......................     $589.7        100.0%       $705.5        100.0%
                                                  ======       ======        ======       ======

      The Company has determined that each of its relationships with any CDO which it invests in but does not manage is not significant, and therefore is not included in the preceding schedules.

      Other. The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in the equity and/or debt of the Other Entities. Two are energy investment partnerships, two are investment funds organized as limited partnerships and three are operating companies (a ski resort developer/operator, a step-van manufacturer and a steel spring manufacturing company). Subsequent to the Company's investment in them, the operating companies underwent corporate reorganization. The Company is evaluating whether each is a VIE, but considers it reasonably possible that it may consolidate each of these entities or be required to disclose information about them, as a result of adopting FIN 46. The Company has made no guarantees to any other parties involved with these entities, and has only one outstanding capital commitment to one of the investment funds. The Company's maximum exposure to loss as a result of its relationships with these entities is limited to its investment in them and its outstanding capital commitment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities - (Continued)

      The tables below present summary financial data for the Other Entities, and data relating to the Company's maximum exposure to loss as a result of its relationships with the Other Entities.

                                                         June 30,   December 31,
                                                          2003         2002
                                                         ----------------------
                                                             (in millions)
Total size of Other Entities (1)

Total assets ...................................         $291.9          $291.7
                                                         ======          ======

Total debt .....................................         $306.2           309.3
Total other liabilities ........................           61.1            61.9
                                                         ------          ------
Total liabilities ..............................          367.3           371.2
Total equity (2) ...............................          (75.4)          (79.5)
                                                         ------          ------

Total liabilities and equity ...................         $291.9          $291.7
                                                         ======          ======

      (1) Certain data is reported with up to a six month delay, due to the delayed availability of audited financial statements of the Other Entities.

      (2) The negative equity results primarily from the inclusion of the ski resort operator mentioned previously. This entity has an accumulated deficit from operations, but is current on its debt service and is cash flow positive. The total equity shown above has not been adjusted to remove the portion attributable to other beneficiaries of these entities.

                                                                 June 30,   December 31,
                                                                  2003         2002
                                                                 -----------------------
                                                                     (in millions)
Maximum exposure of the Company to losses from
Other Entities (1)
Combined equity and debt investments in the Other Entities ...   $181.1           $171.0
Outstanding capital commitments to Other Entities ............     43.2             44.2
                                                                 ------           ------
Total Company exposure .......................................   $224.3           $215.2
                                                                 ======           ======

      (1) The Company's maximum exposure to loss is limited to its investments of debt and equity securities of these entities, which are carried at fair value on the Company's financial statements and its commitment to provide additional equity capital as noted above.

Note 4 -- Contingencies

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

In that opinion the Court found against the Company and awarded the Trust approximately $13.8 million in relation to this claim together with unspecified additional pre-judgment interest on this amount from October 1988. The Court also found against the Company on issues of liability valuation and ERISA law. Damages in the amount of approximately $5.7 million, together with

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Contingencies - (Continued)

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of June 30, 2003, would not be material.

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

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2003. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position, results of operations or liquidity of the Company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Closed Block

In connection with the Company's plan of reorganization for its demutualization and initial public offering, the Company created a closed block for the benefit of policies included therein. Additional information regarding the creation of the closed block and relevant accounting issues is contained in the notes to consolidated financial statements of the Company's 2002 Form 10-K. The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated.

                                                                          June 30,
                                                                            2003     December 31,
                                                                         (unaudited)     2002
                                                                         ------------------------
                                                                               (in millions)
Liabilities
Future policy benefits ...............................................   $10,603.7      $10,509.0
Policyholder dividend obligation .....................................       552.7          288.9
Policyholders' funds .................................................     1,504.9        1,504.0
Policyholder dividends payable .......................................       438.8          432.3
Other closed block liabilities .......................................       116.5          111.7
                                                                         ------------------------
   Total closed block liabilities ....................................   $13,216.6      $12,845.9
                                                                         ------------------------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: June 30--$80.1; December 31--$97.1) ................   $    75.5      $    86.0
   Available-for-sale--at fair value
     (cost: June 30--$5,800.2; December 31--$5,580.2) ................     6,331.4        5,823.2
Equity securities:
   Available-for-sale--at fair value
     (cost: June 30--$11.6; December 31--$10.5) ......................        12.2           12.4
Mortgage loans on real estate ........................................     1,686.2        1,665.8
Policy loans .........................................................     1,559.3        1,555.1
Short term investments ...............................................          --           25.2
Other invested assets ................................................       269.7          212.4
                                                                         ------------------------
   Total investments .................................................     9,934.3        9,380.1

Cash and cash equivalents ............................................       111.4          244.0
Accrued investment income ............................................       158.6          156.3
Other closed block assets ............................................       324.3          327.6
                                                                         ------------------------
   Total closed block assets .........................................   $10,528.6      $10,108.0
                                                                         ------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block ....................................   $ 2,688.0      $ 2,737.9
                                                                         ------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $(185.9)
     million and $(84.0) million at June 30 and December 31,
     Respectively ....................................................       345.2          155.9
   Allocated to the policyholder dividend obligation, net of tax of
     $187.7 million and $88.8 million at June 30 and December 31,
     Respectively ....................................................      (348.6)        (164.9)
                                                                         ------------------------
       Total .........................................................        (3.4)          (9.0)
                                                                         ------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities ............................................   $ 2,684.6      $ 2,728.9
                                                                         ========================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Closed Block - (Continued)

                                                        June 30,
                                                          2003     December 31,
                                                       (unaudited)     2002
                                                       -----------------------
                                                            (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period ..................   $288.9           $251.2
     Impact on net income before income taxes ......    (18.8)           (70.8)
     Unrealized investment gains (losses) ..........    282.6            108.5
                                                       -----------------------

   Balance at end of period ........................   $552.7           $288.9
                                                       =======================


The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                               Three Months Ended  Six Months Ended
                                                                                    June 30,           June 30,
                                                                                2003       2002     2003      2002
                                                                               ------------------------------------
                                                                                           (in millions)
Revenues
   Premiums ................................................................   $218.8    $231.6    $443.2    $468.0
   Net investment income ...................................................    161.7     166.7     326.3     333.2
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $23.8 million and $3.8 million for the three months ended June 30, 2003 and 2002, respectively and $(11.2) million and $(2.6) million
     for the six months ended June 30, 2003 and 2002, respectively .........     (1.1)     (1.5)     (2.3)     (2.7)
   Other closed block revenues .............................................      0.1        --       0.1        --
                                                                               ------------------------------------
     Total closed block revenues ...........................................    379.5     396.8     767.3     798.5

Benefits and Expenses
   Benefits to policyholders ...............................................    230.3     251.1     475.9     509.5
   Change in the policyholder dividend obligation ..........................     (3.2)    (17.7)     (8.7)    (35.7)
   Other closed block operating costs and expenses .........................     (1.9)     (0.7)     (4.4)     (2.2)
   Dividends to policyholders ..............................................    120.9     127.5     237.9     253.5
                                                                               ------------------------------------
     Total benefits and expenses ...........................................    346.1     360.2     700.7     725.1
                                                                               ------------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes ...................................................     33.4      36.6      66.6      73.4
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.6 million and $(0.1) million for the three months ended June 30, 2003 and 2002, respectively and $1.1 million and $(3.1) million for the six months ended June 30, 2003
     and 2002, respectively ................................................     11.9      12.5      23.3      25.0
                                                                               ------------------------------------

     Closed block revenues, net of closed block benefits and expenses,
       and income taxes ....................................................   $ 21.5    $ 24.1    $ 43.3    $ 48.4
                                                                               ====================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Severance

During the three and six month periods ended June 30, 2003, the Company continued its ongoing Competitive Position Project (the project). This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and is expected to continue through at least 2003. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the project as well as from similar initiatives such as our information technology outsourcing and the sale of the home office properties, approximately 1,570 employees have been terminated. Benefits paid since the inception of the project were $106.7 million through June 30, 2003. As of June 30, 2003 and December 31, 2002, the liability for employee termination costs, included in other liabilities was $12.9 million and $12.4 million, respectively. Employee termination costs, net of related pension curtailment and other post employment benefit related gains, are included in other operating costs and expenses and were $3.2 million and $2.4 million for the three months ended June 30, 2003 and 2002 and $9.4 million and $7.4 million for the six month periods ended June 30, 2003 and 2002, respectively. The total employee termination costs for the six month period ended June 30, 2003 included an estimated $5.0 million for planned terminations related to our information technology outsourcing.

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

The future minimum lease payments by year and in the aggregate, under the capital lease and under noncancelable operating leases related to those three properties sold under a sales-leaseback transaction and future sublease rental income, consisted of the following for 2003:

                                                              Noncancelable    Income from
                                                  Capital      Operating        Operating
                                                   Lease         Leases         Sub-lease
                                                  ----------------------------------------
                                                              (in millions)

2003 ..........................................   $  6.9          $ 34.7            $  1.3
2004 ..........................................      8.3            40.0               1.3
2005 ..........................................      8.0            38.9               1.3
2006 ..........................................      7.7            38.1               1.3
2007 ..........................................      7.4            37.2               1.3
Thereafter ....................................     54.5           131.7              78.5
                                                  ------          ------            ------
Total minimum payment .........................     92.8          $320.6            $ 85.0
                                                                  ======            ======
Amounts representing interest expense .........     (4.1)
                                                  ------
Present value of net minimum lease payments ...     88.7
Current portion of capital lease obligations ..     (3.0)
                                                  ------
Total .........................................   $ 85.7
                                                  ======

Note 8 -- Related Party Transactions

Certain directors of the Company are members or directors of other entities that periodically perform services for or have other transactions with Company. Such transactions are either subject to bidding procedures or are otherwise entered into on terms comparable to those that would be available to unrelated third parties and are not material to the Company's results of operations, financial condition or liquidity.

The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.4 million and $2.0 million for the three months ended June 30, 2003 and 2002, respectively, and $3.0 million and $3.9 million for the six months ended June 30, 2003 and 2002, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets

The carrying values of the Company's goodwill and other purchased intangible assets are presented in the table below as of the dates presented. These assets are included in other assets in the unaudited consolidated balance sheets. Additional information about the Company's purchased intangible assets is provided in the notes to the consolidated financial statements in the Company's 2002 10-K.

                                                    June 30,        December 31,
                                                     2003              2002
                                                    ----------------------------
                                                           (in millions)
Goodwill ......................................     $279.0               $254.6

Management contracts ..........................        5.3                  5.2

Value of business acquired ....................      504.0                481.7

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the United States Securities and Exchange Commission (the "Commission") and in accordance with Rule 12h-5 of the Commission.

John Hancock Variable Life Insurance Company (the Variable Company) is an indirect wholly-owned subsidiary of JHFS. The Variable Company sells deferred annuity contracts, which feature a market value adjustment and are registered with the Commission. At June 30, 2003, JHFS provides a full and unconditional guarantee of the Variable Company's obligation to pay amounts due to contractholders on surrender, withdrawal or annuitization of the Variable Company's deferred annuity contracts' market value adjustment interest. In addition, JHFS guarantees the Variable Company's future issues of deferred annuity contracts with such market value adjustments.

JHFS is an insurance holding company. The assets of JHFS consist primarily of the outstanding capital stock of the Life Company, John Hancock Canadian Holdings Limited and investments in other international subsidiaries. JHFS' cash flow primarily consists of dividends from its operating subsidiaries and proceeds from debt offerings offset by expenses, shareholder dividends and stock repurchases. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, paying dividends on its common stock and any Board of Directors approved repurchase of its common stock, substantially depends upon dividends from its operating subsidiaries.

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company's limit is the greater of 10% of its statutory surplus or the prior calendar year's statutory net gain from operations of the Life Company. The ability of the Life Company, JHFS' primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law. JHFS currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. However, JHFS can give no assurance it will declare or pay dividends on a regular basis.

Canadian insurance laws generally restrict the ability of Canadian insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. Maritime Life, our Canadian life insurance subsidiary, is subject to restrictions on dividend payments to its holding company, John Hancock Canadian Holdings, Limited, by Canadian regulators. Maritime Life may not make dividend payments which would make its minimum continuing capital and surplus ratio fall below 150%, as required by the Office of the Superintendent of Financial Institutions. Maritime Life's minimum continuing capital and surplus ratio is measured annually, and was 192% as of December 31, 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                      Condensed Consolidating Balance Sheet


                                                      John Hancock
                                        John Hancock  Variable Life                               Consolidated
                                          Financial     Insurance                                 John Hancock
                                          Services      Company        Other                        Financial
June 30, 2003                            (Guarantor)    (Issuer)   Subsidiaries    Eliminations   Services, Inc.
----------------------------------------------------------------------------------------------------------------
                                                                   (in millions)

Assets:
  Invested assets ....................           --     $  4,627.7     $ 68,359.4     $    555.3      $ 73,542.4
  Cash and cash equivalents ..........   $     27.3            4.3        1,159.3            6.7         1,197.6
  Investment in unconsolidated
    subsidiaries .....................      8,724.3          124.8             --       (8,849.1)             --
  Other assets .......................         23.6        1,510.0        9,092.5         (130.0)       10,496.1
  Separate account assets ............           --        6,279.1       16,278.4             --        22,557.5
                                         -----------------------------------------------------------------------
Total Assets .........................   $  8,775.2     $ 12,545.9     $ 94,889.6     $ (8,417.1)     $107,793.6
                                         =======================================================================

Liabilities:
  Insurance liabilities ..............           --     $  4,385.1     $ 63,534.2     $    444.9      $ 68,364.2
  Consumer notes .....................           --             --          680.1             --           680.1
  Debt ...............................   $    753.9           75.0        1,074.9         (140.0)        1,763.8
  Other liabilities ..................         10.9          598.9        5,645.0            2.3         6,257.1
  Separate account liabilities .......           --        6,279.1       16,278.4             --        22,557.5
                                         -----------------------------------------------------------------------
Total Liabilities ....................        764.8       11,338.1       87,212.6          307.2        99,622.7

  Preferred shareholders' equity in
    subsidiary companies .............           --             --          160.5             --           160.5
                                         -----------------------------------------------------------------------
  Shareholders' equity (1) ...........      8,010.4        1,207.8        7,516.5       (8,724.3)        8,010.4
                                         -----------------------------------------------------------------------
Total Liabilities, Preferred
Shareholders' Equity in Subsidiary
Companies and Shareholders'
Equity (1) ...........................   $  8,775.2     $ 12,545.9     $ 94,889.6     $ (8,417.1)     $107,793.6
                                         =======================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                      Condensed Consolidating Balance Sheet

                                                        John Hancock
                                                        Variable Life                              Consolidated John
                                       John Hancock       Insurance                                    Hancock
                                    Financial Services     Company      Other                         Financial
December 31, 2002                      (Guarantor)        (Issuer)    Subsidiaries   Eliminations   Services, Inc.
--------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)

Assets:
  Invested assets ....................          --       $ 3,703.0       $61,693.4      $   541.1        $65,937.5
  Cash and cash equivalents ..........   $    14.6           200.7           973.1            2.2          1,190.6
  Investment in unconsolidated
    subsidiaries .....................     7,003.7           112.2              --       (7,115.9)              --
  Other assets .......................        25.7         1,485.9         8,444.0          (46.9)         9,908.7
  Separate account assets ............          --         5,883.7        14,943.6             --         20,827.3
                                         -------------------------------------------------------------------------
Total Assets .........................   $ 7,044.0       $11,385.5       $86,054.1      $(6,619.5)       $97,864.1
                                         =========================================================================
Liabilities:
  Insurance liabilities ..............          --       $ 3,888.8       $60,057.9      $   451.8        $64,398.5
  Consumer notes .....................          --              --           290.2             --            290.2
  Debt ...............................   $   813.2              --         1,051.0          (65.0)         1,799.2
  Other liabilities ..................        19.7           524.1         3,633.9           (2.6)         4,175.1
  Separate account liabilities .......          --         5,883.7        14,943.6             --         20,827.3
                                         -------------------------------------------------------------------------
Total Liabilities ....................       832.9        10,296.6        79,976.6          384.2         91,490.3

  Preferred shareholders' equity in
    subsidiary companies .............          --              --           162.7             --            162.7
  Shareholders' equity (1) ...........     6,211.1         1,088.9         5,914.8       (7,003.7)         6,211.1
                                         -------------------------------------------------------------------------
Total Liabilities, Preferred
Shareholders' Equity in Subsidiary
Companies and Shareholders'
Equity (1) ...........................   $ 7,044.0       $11,385.5       $86,054.1      $(6,619.5)       $97,864.1
                                         =========================================================================

(1) Shareholder's equity includes common stock of JHFS at $.01 par value per share, 2.0 billion shares authorized, 319.1 million and 317.5 million shares issued as of June 30, 2003 and December 31, 2002, respectively, and JHFS treasury stock at cost of $1,068.8 million, or 29.9 million shares, and $1,057.2 million, or 29.5 million shares, as of June 30, 2003 and December 31, 2002, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                         John Hancock
                                                         Variable Life
                                          John Hancock     Insurance                                  Consolidated John
For the Three Month Period Ended      Financial Services    Company       Other                       Hancock Financial
June 30, 2003                             (Guarantor)      (Issuer)    Subsidiaries   Eliminations      Services, Inc.
------------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)

Revenues
  Premiums ...........................         --          $   15.3      $  898.8        $    0.3              $  914.4
  Universal life and investment-
     type product fees ...............         --              85.7         120.0             0.2                 205.9
  Net investment income ..............   $    0.1              65.9         974.8             8.5               1,049.3
  Net realized investment and other
     gains ...........................         --               2.0          83.7             4.1                  89.8
  Investment management revenues,
     commissions and other fees ......         --                --         129.0              --                 129.0
  Other revenue ......................         --                --          59.3             0.1                  59.4
                                         ------------------------------------------------------------------------------
Total revenues .......................        0.1             168.9       2,265.6            13.2               2,447.8

Benefits and expenses
  Benefits to policyholders ..........         --              81.8       1,307.4             5.2               1,394.4
  Other operating costs and
     expenses ........................       16.3              23.8         380.6             0.3                 421.0
  Amortization of deferred policy
     acquisition costs ...............         --              27.7          45.7             0.1                  73.5
  Dividends to policyholders .........         --               4.6         140.3            (0.1)                144.8
                                         ------------------------------------------------------------------------------
Total benefits and expenses ..........       16.3             137.9       1,874.0             5.5               2,033.7

  Income (loss) before income taxes ..      (16.2)             31.0         391.6             7.7                 414.1
  Income taxes .......................       (6.0)             11.8         115.7             2.7                 124.2
                                         ------------------------------------------------------------------------------
    Net income (loss) after taxes ....      (10.2)             19.2         275.9             5.0                 289.9

  Equity in the net income of
    unconsolidated subsidiaries ......      300.1               5.0            --          (305.1)                   --
                                         ------------------------------------------------------------------------------

Net income ...........................   $  289.9          $   24.2      $  275.9        $ (300.1)             $  289.9
                                         ==============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                              John Hancock   John Hancock
                                               Financial     Variable Life                                    Consolidated John
For the Three Month Period Ended                Services   Insurance Company       Other                      Hancock Financial
June 30, 2002                                 (Guarantor)      (Issuer)         Subsidiaries    Eliminations    Services, Inc.
-------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Revenues
  Premiums .................................         --          $   15.3          $  948.1          $    0.2          $  963.6
  Universal life and investment-
     type product fees .....................         --              85.2             121.0               0.2             206.4
  Net investment income ....................         --              56.3             914.1               8.7             979.1
  Net realized investment and other gains
    (losses) ...............................         --              (4.4)           (136.0)              1.4            (139.0)
  Investment management revenues,
    commissions and other fees .............         --                --             142.6                --             142.6
  Other revenue.............................   $    0.1              (0.1)             49.6               0.1              49.7
                                               --------------------------------------------------------------------------------
Total revenues .............................        0.1             152.3           2,039.4              10.6           2,202.4

Benefits and expenses
  Benefits to policyholders ................         --              91.9           1,369.0               5.5           1,466.4
  Other operating costs and
    expenses ...............................       13.6              10.6             359.1               0.3             383.6
  Amortization of deferred policy
    acquisition costs ......................         --               7.9              70.6                --              78.5
  Dividends to policyholders ...............         --               5.0             144.6                --             149.6
                                               --------------------------------------------------------------------------------
Total benefits and expenses ................       13.6             115.4           1,943.3               5.8           2,078.1

  Income (loss) before income taxes ........      (13.5)             36.9              96.1               4.8             124.3
  Income taxes .............................       (6.2)             11.3              19.6               1.3              26.0
                                               --------------------------------------------------------------------------------
    Net income (loss) after taxes ..........       (7.3)             25.6              76.5               3.5              98.3

  Equity in the net income of
    unconsolidated subsidiaries ............      105.6               3.5                --            (109.1)               --
                                               --------------------------------------------------------------------------------

Net income .................................   $   98.3          $   29.1          $   76.5          $ (105.6)         $   98.3
                                               ================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                               John Hancock
                                                               Variable Life                                     Consolidated
                                             John Hancock        Insurance                                       John Hancock
For the Six Month Period Ended            Financial Services     Company                                          Financial
June 30, 2003                                (Guarantor)         (Issuer)    Other Subsidiaries   Eliminations  Services, Inc.
------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)

Revenues
  Premiums .................................         --          $   30.8          $1,717.9         $   (0.6)         $1,748.1
  Universal life and investment-
    type product fees ......................         --             172.8             235.1              0.4             408.3
  Net investment income ....................   $    0.1             132.5           1,928.5             17.5           2,078.6
  Net realized investment and other gains
    (losses) ...............................         --              (3.8)            153.1              3.1             152.4
  Investment management revenues,
    commissions and other fees .............         --                --             254.1               --             254.1
  Other revenue ............................         --                --             132.5              0.1             132.6
                                               -------------------------------------------------------------------------------
Total revenues .............................        0.1             332.3           4,421.2             20.5           4,774.1

Benefits and expenses
  Benefits to policyholders ................         --             166.7           2,574.1             10.6           2,751.4
  Other operating costs and
    expenses ...............................       33.6              45.1             735.2              0.8             814.7
  Amortization of deferred
    acquisition costs ......................         --              43.5             109.8              0.1             153.4
  Dividends to policyholders ...............         --               8.5             274.2             (0.1)            282.6
                                               -------------------------------------------------------------------------------
Total benefits and expenses ................       33.6             263.8           3,693.3             11.4           4,002.1

  Income (loss) before income taxes ........      (33.5)             68.5             727.9              9.1             772.0
  Income taxes .............................      (13.7)             23.1             216.4              3.1             228.9
                                               -------------------------------------------------------------------------------
    Net income (loss) after taxes ..........      (19.8)             45.4             511.5              6.0             543.1

  Equity in the net income of
    unconsolidated subsidiaries ............      562.9               6.0                --           (568.9)               --
                                               -------------------------------------------------------------------------------

Net income .................................   $  543.1          $   51.4          $  511.5         $ (562.9)         $  543.1
                                               ===============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                              John Hancock     John Hancock                                    Consolidated John
                                               Financial       Variable Life                                        Hancock
For the Six Month Period Ended                  Services     Insurance Company      Other                          Financial
June 30, 2002                                 (Guarantor)        (Issuer)        Subsidiaries     Eliminations   Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)

Revenues
  Premiums .................................         --          $   28.5          $1,678.3          $   (0.8)         $1,706.0
  Universal life and investment-
    type product fees ......................         --             173.9             226.5               0.4             400.8
  Net investment income ....................   $    0.6             109.9           1,821.2              17.3           1,949.0
  Net realized investment and other gains
    (losses) ...............................         --             (16.3)           (209.3)              0.9            (224.7)
  Investment management revenues,
    commissions and other fees .............         --                --             290.4                --             290.4
  Other revenue ............................        0.1               1.2             125.3               0.1             126.7
                                               --------------------------------------------------------------------------------
Total revenues .............................        0.7             297.2           3,932.4              17.9           4,248.2

Benefits and expenses
  Benefits to policyholders ................         --             169.9           2,517.4              11.5           2,698.8
  Other operating costs and expenses .......       28.3              26.3             728.2               0.5             783.3
  Amortization of deferred policy
    acquisition costs ......................         --              15.8             133.0                --             148.8
  Dividends to policyholders ...............         --               9.8             284.9                --             294.7
                                               --------------------------------------------------------------------------------
Total benefits and expenses ................       28.3             221.8           3,663.5              12.0           3,925.6

  Income (loss) before income taxes ........      (27.6)             75.4             268.9               5.9             322.6
  Income taxes .............................      (12.9)             23.8              65.1               1.8              77.8
                                               --------------------------------------------------------------------------------
    Net income (loss) after taxes ..........      (14.7)             51.6             203.8               4.1             244.8

  Equity in the net income of
    unconsolidated subsidiaries ............      259.5               4.1                --            (263.6)               --
                                               --------------------------------------------------------------------------------

Net income .................................   $  244.8          $   55.7          $  203.8          $ (259.5)         $  244.8
                                               ================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                               John Hancock   Variable Life                               Consolidated
                                                Financial       Insurance                                 John Hancock
For the Six Month Period Ended                  Services        Company         Other                     Financial
June 30, 2003                                  (Guarantor)      (Issuer)     Subsidiaries  Eliminations  Services, Inc.
-----------------------------------------------------------------------------------------------------------------------
                                                                            (in millions)

Net income .....................................   $  543.1       $   51.4     $  511.5       $ (562.9)        $  543.1
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Amortization of discount-fixed
     maturities ................................         --           (4.5)       (14.6)            --            (19.1)
    Equity in net income of
     unconsolidated subsidiaries ...............     (562.9)          (6.0)          --          568.9               --
    Net realized investment and other
     (gains) losses ............................         --            3.8       (153.1)          (3.1)          (152.4)
    Change in deferred policy acquisition
     costs .....................................         --          (31.4)      (184.9)           0.1           (216.2)
    Depreciation and amortization ..............        0.8            0.7         29.1             --             30.6
    Net cash flows from trading securities .....         --             --        (83.4)            --            (83.4)
    Increase in accrued investment income ......         --          (13.3)      (110.3)          (0.6)          (124.2)
    (Increase) decrease in premiums and
     accounts receivable .......................        3.8            1.0        (78.8)           0.6            (73.4)
    Increase (decrease) in other assets
     and other liabilities, net ................        8.0          (27.8)      (234.8)          77.8           (176.8)
    Increase in policy liabilities and
     accruals, net .............................         --           80.3      1,368.0            8.3          1,456.6
    Increase in income taxes ...................        0.3           30.5        116.2            1.7            148.7
                                                   --------------------------------------------------------------------
    Net cash (used in) provided by
     operating activities ......................       (6.9)          84.7      1,164.9           90.8          1,333.5
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ........         --          214.2      6,779.8           16.3          7,010.3
    Equity securities available-for-sale .......         --           31.4        164.1             --            195.5
    Real estate ................................         --             --         65.6             --             65.6
    Short term investments and other
     invested assets ...........................         --            4.9        103.7            0.2            108.8
    Home Office properties .....................         --             --        887.6             --            887.6
Maturities, prepayments, and scheduled
 redemptions of:
    Fixed maturities held-to-maturity ..........         --            2.1        133.8            0.1            136.0
    Fixed maturities
    available-for-sale .........................         --          104.1      1,799.6           25.6          1,929.3
    Short term investments and other
     invested assets ...........................         --             --        400.9             --            400.9
    Mortgage loans on real estate ..............         --           28.0        558.9            1.4            588.3

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                 John       John Hancock
                                                Hancock    Variable Life                                    Consolidated
                                               Financial     Insurance                                      John Hancock
For the Six Month Period Ended                  Services      Company         Other                           Financial
June 30, 2003                                 (Guarantor)    (Issuer)      Subsidiaries      Eliminations   Services, Inc.
--------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
Purchases of:
  Fixed maturities held-to-maturity ......          --               --      $    (2.2)              --          $    (2.2)
  Fixed maturities available-for-sale ....          --        $  (976.8)     (10,995.0)       $   (33.3)         (12,005.1)
  Equity securitiesavailable-for-sale ....          --            (61.5)        (118.1)            (0.4)            (180.0)
  Real estate ............................          --             (0.1)         (14.5)              --              (14.6)
  Short term investments and other
    invested assets ......................          --            (28.8)        (828.9)            (0.9)            (858.6)
  Mortgage loans on real estate issued ...          --            (99.4)        (850.9)            (3.8)            (954.1)
  Net cash received related to
    acquisition of business ..............          --               --           93.7               --               93.7
  Other, net .............................          --             (5.1)        (191.8)            (1.5)            (198.4)
  Capital contributed to unconsolidated
    subsidiaries .........................   $    (9.4)              --             --              9.4                 --
  Dividends received from
    unconsolidated subsidiaries ..........       100.0               --             --           (100.0)                --
                                             -----------------------------------------------------------------------------
    Net cash provided by (used in)
      investing activities ...............        90.6           (787.0)      (2,013.7)           (86.9)          (2,797.0)

  Cash flows from financing activities:
  Capital contributions paid by parent ...          --               --            9.4             (9.4)                --
  Acquisition of treasury stock ..........       (11.6)              --             --               --              (11.6)
  Dividends paid on common stock .........          --               --         (100.0)           100.0                 --
  Universal life and investment-type
    contract deposits ....................          --            632.4        4,075.6               --            4,708.0
  Universal life and investment-type
    contract maturities and withdrawals ..          --           (201.5)      (3,292.6)           (15.0)          (3,509.1)
  Issuance of consumer notes .............          --               --          389.9               --              389.9
  Issuance of short-term debt ............          --             75.0           70.8            (75.0)              70.8
  Repayment of long-term debt ............          --               --         (114.5)              --             (114.5)
  Repayment of short-term debt ...........          --               --           (3.6)              --               (3.6)
  Net decrease in commercial paper .......       (59.4)              --             --               --              (59.4)
                                             -----------------------------------------------------------------------------
  Net cash (used in) provided by
    financing activities .................       (71.0)           505.9        1,035.0              0.6            1,470.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                          John Hancock                                 Consolidated
                                       John Hancock      Variable Life                                 John Hancock
For the Six Month Period Ended      Financial Services  Insurance Company     Other                      Financial
June 30, 2003                          (Guarantor)          (Issuer)       Subsidiaries  Eliminations  Services, Inc.
---------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)

   Net increase (decrease) in cash
     and cash equivalents ...........   $   12.7         $ (196.4)         $  186.2         $    4.5         $    7.0

Cash and cash equivalents at
  beginning of year .................       14.6            200.7             973.1              2.2          1,190.6
                                        -----------------------------------------------------------------------------

Cash and cash equivalents at end
  of period .........................   $   27.3         $    4.3          $1,159.3         $    6.7         $1,197.6
                                        =============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows


                                                  John Hancock    John Hancock
                                                   Financial      Variable Life                                   Consolidated John
For the Six Month Period Ended                      Services    Insurance Company     Other                       Hancock Financial
June 30, 2002                                     (Guarantor)       (Issuer)       Subsidiaries   Eliminations      Services, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)

Net income .....................................   $  244.8          $   55.7        $  203.8        $ (259.5)           $  244.8
  Adjustments to reconcile net
    income to net cash provide by
    (used in) operating activities:
    Amortization of discount-fixed
      maturities ...............................         --               0.1           (59.6)           (0.3)              (59.8)
    Equity in net income of
      unconsolidated subsidiaries ..............     (259.5)             (4.1)             --           263.6                  --
    Net realized investment and other (gains)
      losses ...................................         --              16.3           209.3            (0.9)              224.7
    Change in deferred policy acquisition
      costs ....................................         --             (71.8)         (107.2)             --              (179.0)
    Depreciation and amortization ..............        0.4               0.2            33.1             0.4                34.1
    Net cash flows from trading securities .....         --                --            (9.0)             --                (9.0)
    Decrease in accrued investment income ......         --              (7.5)          (67.0)           (0.9)              (75.4)
    Decrease in premiums and accounts
      receivable ...............................         --               8.4            11.1             0.8                20.3
    Increase (decrease) in other assets and
      other liabilities, net ...................       41.3             (56.7)          (42.7)           (0.1)              (58.2)
    (Decrease) increase in policy
      liabilities and accruals, net ............         --             (42.4)        1,158.6            10.6             1,126.8
    Increase (decrease) in income taxes ........       12.4               1.0            19.1            (2.2)               30.3
                                                   ------------------------------------------------------------------------------
    Net cash provided by (used in)
      operating activities .....................       39.4            (100.8)        1,349.5            11.5             1,299.6
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ........         --             245.6         2,019.9             6.6             2,272.1
    Equity available-for-sale ..................         --               3.8           178.7             1.0               183.5
    Real estate ................................         --               0.3            35.6              --                35.9
    Short term investments and other invested
      assets ...................................         --                --            62.6              --                62.6
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity ..........         --               1.4            83.6             0.6                85.6
    Fixed maturities available-for-sale ........         --              65.8         1,599.3            16.6             1,681.7
    Short term investments and other invested
      assets ...................................         --               1.2           218.6             0.3               220.1
    Mortgage loans on real estate ..............         --              35.7           629.6            14.4               679.7

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                 John Hancock     John Hancock
                                                   Financial      Variable Life                                   Consolidated John
For the Six Month Period Ended                     Services     Insurance Company     Other                       Hancock Financial
June 30, 2002                                     (Guarantor)       (Issuer)       Subsidiaries    Eliminations    Services, Inc.
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Purchases of:
  Fixed maturities held-to-maturity ..........         --          $   (1.1)         $  (10.7)               --          $  (11.8)
  Fixed maturities available-for-sale ........         --            (593.0)         (6,728.0)         $  (33.1)         (7,354.1)
  Equity available-for-sale ..................         --              (5.5)            (96.6)             (1.4)           (103.5)
  Real estate ................................         --              (0.1)             (4.2)               --              (4.3)
  Short term investments and other invested
    assets ...................................         --              (9.0)           (474.5)             (1.1)           (484.6)
  Mortgage loans on real estate issued .......         --             (73.1)           (840.6)             (5.0)           (918.7)
  Other, net .................................         --             (18.9)           (154.4)              3.7            (169.6)
  Capital contributed to unconsolidated
    subsidiaries .............................   $  (18.3)               --                --              18.3                --
  Dividends received from unconsolidated
    subsidiaries .............................      111.0                --                --            (111.0)               --
                                                 --------------------------------------------------------------------------------
  Net cash provided by (used in) investing
    activities ...............................       92.7            (346.9)         (3,481.1)            (90.1)         (3,825.4)

  Cash flows from financing activities:
  Capital contributions paid by parent .......         --                --              18.3             (18.3)               --
  Acquisition of treasury stock ..............     (246.6)               --                --                --            (246.6)
  Dividends paid on common stock .............         --                --            (111.0)            111.0                --
  Universal life and investment-type
    contract deposits ........................         --             570.7           4,774.7                --           5,345.4
  Universal life and investment-type
    contract maturity ........................         --            (193.0)         (2,795.2)            (15.5)         (3,003.7)
  Issuance of short-term debt ................       10.0                --              (0.7)               --               9.3
  Repayment of short-term debt ...............         --                --             (47.9)               --             (47.9)
  Repayment of long-term debt ................         --                --             (12.6)               --             (12.6)
  Net increase in commercial paper ...........         --                --              10.0                --              10.0
                                                 --------------------------------------------------------------------------------
  Net cash (used in) provided by financing
    activities ...............................     (236.6)            377.7           1,835.6              77.2           2,053.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                               John Hancock                                  Consolidated
                                          John Hancock        Variable Life                                  John Hancock
For the Six Month Period Ended           Financial Services  Insurance Company     Other                       Financial
June 30, 2002                              (Guarantor)           (Issuer)       Subsidiaries  Eliminations   Services, Inc.
---------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)

   Net decrease in cash and cash
     equivalents ........................  $ (104.5)         $  (70.0)         $ (296.0)         $   (1.4)         $ (471.9)

Cash and cash equivalents at beginning
  of year ...............................     109.4             108.4           1,088.9               7.0           1,313.7
                                           --------------------------------------------------------------------------------

Cash and cash equivalents at end of
  period ................................  $    4.9          $   38.4          $  792.9          $    5.6          $  841.8
                                           ================================================================================


Note 11 -- Subsequent Events

On July 8, 2003, The Maritime Life Assurance Company (Maritime Life), a majority owned Canadian subsidiary of the Company, completed its purchase of the insurance business of Liberty Health, a Canadian division of US-based Liberty Mutual Insurance Company, through a reinsurance agreement for approximately $97.5 million. Through the agreement, Maritime Life assumed the entire business of Liberty Health, including its group life, group disability and group health divisions, as well as its individual health insurance business. There was no impact on the Company's results of operations from the acquired insurance business during the period ended June 30, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock, JHFS or the Company) as of June 30, 2003, compared with December 31, 2002, and its consolidated results of operations for the three and six month periods ended June 30, 2003 and June 30, 2002, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2002 included in the Company's Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2002 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The Company's financial statements, press releases, analyst supplements and other information are available on the internet at www.jhancock.com, under the link labeled "Investor Relations". In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial Services.

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

Critical Accounting Policies

      General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1--Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in the Company's 2002 Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

      Consolidation Accounting

      In January 2003, the Financial Accounting Standards Board issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (VIEs). The discussion below describes those entities which the Company has identified as candidates for consolidation under FIN 46, which requires consolidation as of July 1, 2003.

      The Investment Management Segment of the Company manages invested assets for customers under various fee-based arrangements. We use a variety of special purpose entities (SPEs) to hold assets under management for customers under these arrangements. These entities include investment vehicles commonly known as collateralized debt obligations (CDOs). In certain cases various business units of the Company make investments in the equity and/or debt of these entities to support their insurance liabilities. Results of one of the CDOs are consolidated with the Company's financial results, while the remaining CDOs are not consolidated since the Company's equity interest is minor and the Company does not guarantee payment of the CDOs' liabilities, except for guarantees made to investors as part of separate account contracts which are already included in separate account liabilities in the Company's consolidated balance sheets.

      The Company has a number of relationships with a disparate group of entities, which result from the Company's direct investment in their equity and/or debt. Two of these entities are energy investment partnerships, two are investment funds organized as limited partnerships and three are operating companies (a ski resort developer/operator, a stepvan

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

manufacturer and a steel spring manufacturing company) in whose debt the Company invests, and which subsequently underwent a corporate reorganization and we received preferred stock as part of the restructuring. The Company has made no guarantees to any other parties involved with these entities, and has only one outstanding capital commitment to one of the investment funds.

      The Company is evaluating whether each of these entities is a VIE, and if so, whether consolidation accounting should be used for each. The Company is still estimating the future potential impact of consolidating any potential VIE with which it is involved. However, additional liabilities recognized as a result of consolidating any of these entities would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. However it is possible that if we do consolidate some of the Company-managed CDOs, we may report lower assets and capital in the short term. Conversely, additional assets recognized as a result of consolidation would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidation. The Company's maximum loss in relation to these entities is limited to its investments in them, future capital commitments made, and where the Company is the issuer of separate account wrap guarantees to third party investors in these entities, the amount of wrapped investments. Therefore, the Company believes that these transactions have no impact on the Company's liquidity and capital resources beyond what is already presented in the consolidated financial statements and notes thereto. It is the Company's intent to display any consolidated entities clearly on the face of the balance sheets with appropriate disclosures See Note 3 - Relationships with Variable Interest Entities to the unaudited consolidated financial statements.

      Amortization of Deferred Acquisition Costs

      Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable and appear as an asset on our consolidated balance sheets. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company tests the recoverability of the asset recorded for deferred policy acquisition costs, or DAC, annually with a model that uses data such as market performance, lapse rates and expense levels. At June 30, 2003 the Company's DAC asset was $3,971.3 million, of 3.7% of total assets. We amortize DAC on term life and long-term care insurance ratably with premiums. We amortize DAC on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC and unearned revenue on these policies at a constant percentage of gross profits over the life of the policies.

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

      The effects on the amortization of DAC and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At both June 30, 2003 and December 31, 2002, the average discount rate was 8.4%, for participating traditional life insurance products and 6.0% and 6.2%, respectively, for universal life products. The total amortization period was 30 years for both participating traditional life insurance products and universal life products.

      The Company's future assumptions with respect to the expected gross profits in its variable life insurance business in the Protection Segment and variable annuity business in the Asset Gathering Segment are 8%, gross of fees (which are approximately 1% to 2%), for the long-term growth rate assumption and 13% gross of fees on average for the next five years.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Sensitivity of Deferred Acquisition Costs Amortization. The level of DAC amortization in the third quarter of 2003 will vary if separate account growth rates vary from our current assumptions. The table below shows the estimated increased (decreased) quarterly DAC amortization that will result if actual separate account growth rates are different than the rates assumed in our DAC models.

                                                              Asset
                                               Protection   Gathering   Total
                                               ----------   ---------   -----
                                                        (in millions)
18%.......................................      $ (0.3)     $ (1.7)    $ (2.0)
13%.......................................          --          --         --
 8%.......................................         0.3         1.8        2.1

      Benefits to Policyholders

      The liability for "future policy benefits" is the largest liability included in our consolidated balance sheets, 43.8% of total liabilities as of June 30, 2003. Changes in this liability are generally reflected in the "benefits to policyholders" caption in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

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

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an impairment. To assist in identifying impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value has been less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, the Chief Investment Officer, and the Corporate Risk Officer who reports to the Chief Financial Officer. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed quarterly by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors. To supplement this process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

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

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2003, net periodic pension (and benefit) cost, an 8.75% long term rate of return assumption is being used. A 0.25% increase in the long-term rate of return would decrease 2003 NPPC by approximately $4.6 million and 2003 NPBC by approximately $0.5 million. The expected return on plan assets is based on the fair market value of the plan assets as of December 31, 2002. The target asset mix of the plan is: 50% domestic stock, 15% international stock, 10% private equity, and 25% fixed income.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy including inflation. A change in the compensation rate increase assumption can be expected to move in the same direction as a change in the discount rate. A 0.25% decrease in the salary scale would decrease pension benefits PBO and NPPC by approximately $8.3 million and $1.2 million respectively. Post employment benefits are independent of compensation.

      The Company uses a 5% corridor for the amortization of actuarial gains/losses. Actuarial gains/losses are amortized over approximately 13 years for pension costs and over approximately 13 years for other benefit costs.

      Prior service costs are amortized over approximately 9 years for pension costs and over approximately 17 years for benefit costs.

      Income Taxes

      Our reported effective tax rate on net income was 30.0% and 20.9% for the three month periods ending June 30, 2003 and 2002, respectively, and 29.7% and 24.1% for the six month periods ending June 30, 2003 and 2002, respectively. Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our year-to-date operating results.

      Tax regulations require certain items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of these differences are permanent, such as affordable housing tax credits, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. Our policy is to establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense for which we have already taken a deduction on our tax return, but have not yet recognized as expense in our financial statements.

      A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The Internal Revenue Service is currently examining our tax returns for 1996 through 1998.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Our tax reserves are presented in the balance sheet within other liabilities.

Reinsurance

      We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering both individual and group policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2003, the deductible for individual and group coverages combined was reduced from $25.0 million to $17.5 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance subsidiaries. The Company has supplemented this coverage by reinsuring all of its accidental death exposures in excess of $100,000 per life under its group life insurance coverages, and 50% of such exposures below $100,000. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

Recent Earnings and Sales Guidance

      In its press release dated July 31, 2003 and its conference call with financial analysts held on August 1, 2003, the Company reaffirmed its operating earnings per share growth guidance for the balance of the current fiscal year at 7% to 11% based on continued business growth, an expectation of equity market appreciation averaging 2% per quarter during the rest of the year, slightly improving economic conditions and strengthening consumer confidence in the second half of the year. The Company also reaffirmed its guidance for 2003 gross investment losses, excluding hedging adjustments, of $650 million to $750 million compares to pre-tax gross investment losses of $876.5 million in 2002. At the same time the Company believes the losses would be at the lower end of the guidance. Due to the unpredictability of the timing and recognition of gains and losses, especially such items as prepayment gains, hedging adjustments and recoveries, as well as the unpredictable nature of certain other unusual or non-recurring items that management believes are not indicative of ongoing operational performance, guidance on GAAP net income cannot be readily estimated. Accordingly, the Company is unable to provide guidance with respect to, or a reconciliation of guidance on net operating income per share to GAAP net income.

      Given weak consumer demand for equity-market life and accumulation products, the low interest rate environment, legislative concerns, the continued concerns about the economy and equity markets by high net worth customers and highly competitive market conditions for spread-based products, the Company has revised its sales guidance for several products for 2003. The Company now expects that total retail annuity sales will be down 5-10% from last year and that institutional spread-based product sales will be below last year's level. Both core and total life sales are expected to decrease from the prior year by 15-20%, but we expect sales in the second half of the year to be roughly flat with the second half of 2002. We expect long-term care sales to exceed our previous guidance and increase by 35%-40% from 2002 levels.

Economic Trends

      Economic trends impact profitability and sales of the Company's products. The impact of economic trends on the Company's profitability are similar to their impact on the financial markets. The Company estimates that a 1% increase (decrease) in interest rates occurring evenly over a twelve month period, or an estimated 8 basis points per month, would increase (decrease) segment after tax operating income by approximately $4 million, and a 5% increase (decrease) in equity

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

markets occurring evenly over a twelve month period, or an estimated 42 basis points per month, would increase (decrease) segment after tax operating income by approximately $10 million.

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, until 2001 had accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in those years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. This trend has changed due to fluctuations in stock market performance and we have seen investors return to fixed income products. Our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional whole life insurance products have experienced continued declines, sales of fixed annuity products and corporate owned life insurance have increased. Universal life sales have also increased for the Company and for the industry as a whole, due in part to the market's demand for products of a fixed nature. Term life sales have increased over the past few years, as consumers continue to seek lower cost options to solving their protection needs. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet their medical needs in retirement.

      Premiums and deposits of our individual annuity products decreased from a strong prior year by 13.5% to $744.9 million for the three month period ended June 30, 2003. Annuity premiums and deposits increased 2.0% to $1,817.1 million for the six month period ended June 30, 2003. Premiums and deposits on our long-term care insurance increased 22.9%, to $236.4 million and 22.0%, to $450.2 million for the three and six month periods ended June 30, 2003 due to strong growth in the business and increasing renewal premiums, while our variable life insurance product deposits in 2003 decreased 14.1%, to $211.6 million and 17.7%, to $439.2 million, for the same time periods. The policyholder account value in the universal life insurance product line increased $1,262.7 million, or 41.8% and $1,214.8, or 44.4% for the three and six month period ended June 30, 2003 from the comparable periods, due to underlying growth and the December 31, 2002 acquisition of Allmerica's fixed universal life insurance business. Despite continued volatility in the equity markets during 2003, mutual fund deposits increased $608.6 million, or 65.1%, to $1,543.4 million and $707.7 million, or 39.0%, to $2,524.5 million for the three and six month periods ended June 30, 2003, respectively, due to sales of the John Hancock Preferred Income series of closed end funds. However, redemptions increased $504.4 million, or 41.4%, to $1,723.6 million and $318.5 million, or 13.4% to $2,691.9 million for the three and six month periods ended June 30, 2003. The increase was primarily due to the redemption of a large institutional advisory account in the second quarter, partially offset by declines in redemptions of retail mutual funds. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual funds business. However, our mutual fund operations are impacted by general market trends, and a continued downturn in the mutual fund market may negatively affect our future operating results.

      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products decreased $486.7 million or 56.4% and $1,129.9 million, or 47.6% for the three and six months ended June 30, 2003. The decrease was driven by decreasing demand for GICs and increased market competition. Premiums on group annuity products were down due to market competition and the low level of interest rates. We continue to look for opportunistic sales in the single premium group annuity market where our pricing standards are met. Partially offsetting the decrease in sales was the introduction of a new product, SignatureNotes, in late 2002 which generated sales of $405.2 million in 2003. SignatureNotes is designed to generate sales from the conservative retail investor looking for protection of principle and stable returns. The investment management services we provide to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment increased to $29,485.2 million as of June 30, 2003 from $27,491.4 million as of December 31, 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Transactions Affecting Comparability of Results of Operations

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

       The disposal described below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue, net income and earnings per share for the periods indicated, to demonstrate the proforma effect of the acquisition and of the disposal as if they occurred on January 1, 2002.

                                        Three Months Ended June 30,                         Six Months Ended June 30,
                                 2003                     2002                      2003                     2002
                               Proforma       2003      Proforma       2002       Proforma       2003      Proforma       2002
                              -----------------------------------------------   ------------------------------------------------
                                                             (in millions, except per share data)

Revenue .....................   $2,434.1    $2,447.8    $2,177.7    $2,202.4      $4,729.3    $4,774.1     $4,200.0    $4,248.2

Net income ..................   $  288.0    $  289.9    $   97.9    $   98.3      $  540.3    $  543.1     $  248.3    $  244.8

Earnings per share ..........   $   1.00    $   1.00    $   0.33    $   0.33      $   1.87    $   1.88     $   0.84    $   0.82

Acquisition:

       On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

Disposal:

       On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and is expected to close later in 2003, subject to regulatory approval.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Results of Operations

     The table below presents the consolidated results of operations for the periods presented:

                                                                          Three Months Ended         Six Months Ended
                                                                               June 30,                  June 30,
                                                                           2003        2002          2003        2002
                                                                          -------------------------------------------
                                                                                         (in millions)
Revenues
Premiums ...............................................................   $  914.4   $  963.6    $1,748.1   $1,706.0
Universal life and investment-type product fees ........................      205.9      206.4       408.3      400.8
Net investment income ..................................................    1,049.3      979.1     2,078.6    1,949.0
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pensions contractholders and the
        policyholder dividend obligation (1) ...........................       89.8     (139.0)      152.4     (224.7)
Investment management revenues, commissions, and other fees ............      129.0      142.6       254.1      290.4
Other revenue ..........................................................       59.4       49.7       132.6      126.7
                                                                           -------------------    -------------------
                Total revenues .........................................    2,447.8    2,202.4     4,774.1    4,248.2

Benefits and expenses
Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend
        obligation (2) .................................................    1,394.4    1,466.4     2,751.4    2,698.8
Other operating costs and expenses .....................................      421.0      383.6       814.7      783.3
Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
        (losses) (3) ...................................................       73.5       78.5       153.4      148.8
Dividends to policyholders .............................................      144.8      149.6       282.6      294.7
                                                                           -------------------    -------------------
                Total benefits and expenses ............................    2,033.7    2,078.1     4,002.1    3,925.6

Income before income taxes .............................................      414.1      124.3       772.0      322.6
Income taxes ...........................................................      124.2       26.0       228.9       77.8
                                                                           -------------------    -------------------

                Net income .............................................   $  289.9   $   98.3    $  543.1   $  244.8
                                                                           ===================    ===================

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $51.1 million and $(12.1) million for the three months ended June 30, 2003 and 2002, respectively, and $1.9 million and $(33.1) million for the six months ended June 30, 2003 and 2002, respectively.

(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $29.4 million and $(3.7) million for the three months ended June 30, 2003 and 2002, respectively, and $(13.3) million and $(10.5) million for the six months ended June 30, 2003 and 2002, respectively.

(3) Excluding amounts related to net realized investment and other gains (losses) of $21.7 million and $(8.4) million for the three months ended June 30, 2003 and 2002, respectively and $15.2 million and $(22.6) million for the six months ended June 30, 2003, respectively.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     During the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment which resulted in the break-out of the Maritime Life business as its own operating segment and the reclassification of the 2002 results for the Federal long-term care insurance business to the Protection Segment. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The following discussion presents the results of our segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life or Corporate and Other Segments, other than to display these

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

businesses separately. The reclassification associated with the Federal long-term care insurance business has no impact on segment after-tax operating income, or net income of the business. The reclassification increased Protection Segment after-tax operating income and decreased Corporate and Other Segment after-tax operating income by $0.2 million for the three month period ended June 30, 2002.

     Consolidated income before income taxes increased 233.1%, or $289.8 million, for the three month period ended June 30, 2003 from the prior comparable period. The increase was driven by growth in income before income taxes of $103.0 million in the Guaranteed and Structured Financial Products Segment (G&SFP), $94.9 million in the Protection Segment, $56.9 million in the Asset Gathering Segment, $24.3 million in the Maritime Life Segment, $6.9 million in the Investment Management Segment and $3.8 million in the Corporate and Other Segment. The increase in the consolidated income before income taxes was driven by a $228.8 million improvement in net realized investment and other gains and losses compared to the prior year. The improvement in net realized investment gains and losses was driven by the $96.4 million increase in the G&SFP Segment, $55.5 million in the Protection Segment, and $40.8 million in the Asset Gathering Segment.

      Revenues increased 11.1%, or $245.4 million, from the prior year. The increase in revenues was driven by the aforementioned increase in net realized investment and other gains and losses compared to the prior year. Consolidated net realized investment and other gains increased 164.6%, or $228.8 million, from the prior year. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other gains is the result of gain on disposal of fixed maturity securities of $270.3 million and gains on disposals of equity securities of $11.4 million. The Company realized approximately $49 million in gains on recoveries from the sale of bonds that had previously been impaired, as a result of companies coming out of bankruptcy and opportunistic sales where demand improved. The net realized investment and other gains on the sale of fixed maturity securities was partially offset by other than temporary declines in value of other fixed maturity securities of $93.8 million and equity securities of $7.9 million. The largest impairments were $25.0 million relating to a toll road, $13.6 million relating to an Australian mining company and $11.0 million relating to a utility brought into the bankruptcy of its parent. For additional analysis regarding net realized investment and other gains (losses), see General Account Investments in the MD&A.


                                                                                                    Net Realized
                                                       Gross Gain    Gross Loss      Hedging         Investment
For the Three Months Ended June 30, 2003   Impairment  on Disposal  on Disposal    Adjustments  and Other Gain (Loss)
                                          ---------------------------------------------------------------------------
                                                                    (in millions)
Fixed maturity securities (1) (2) ..         $ (93.8)    $270.3       $(11.8)          $(80.2)          $ 84.5
Equity securities ..................            (7.9)      11.4         (3.2)              --              0.3
Mortgage loans on real estate ......              --       16.4         (3.8)           (12.0)             0.6
Real estate ........................              --        3.7         (2.9)              --              0.8
Other invested assets ..............            (1.1)       0.5         (5.9)              --             (6.5)
Derivatives ........................              --         --           --             61.2             61.2
                                         ----------------------------------------------------------------------------
               Subtotal ............         $(102.8)    $302.3       $(27.6)          $(31.0)          $140.9
                                         ============================================================================

          Amortization adjustment for deferred policy acquisition costs......................            (21.7)
          Amounts credited to participating pension contractholders..........................             (5.8)
          Amounts credited to the policyholder dividend obligation...........................            (23.6)
                                                                                                  -------------------
               Total.........................................................................           $ 89.8
                                                                                                  ===================

(1) Fixed Maturities gain on disposals includes $48.7 million of gains from previously impaired securities.
(2) Fixed Maturities loss on disposals includes $5.7 million of credit related losses.

      The hedging adjustments in the fixed maturities and mortgage loans asset classes are non-cash adjustments representing the amortization or reversal of prior fair value adjustments on assets in those classes that were or are designated as hedged items in a fair value hedge. When an asset or liability is so designated, its cost basis is adjusted in response to movement in interest rates. These adjustments are non-cash and reverse with the passage of time as the asset or liability and derivative mature. The hedging adjustments on the derivatives represent non-cash adjustments on derivative instruments and on assets and liabilities designated as hedged items reflecting the change in fair value of those items.

     Premiums decreased 5.1%, or $49.2 million, from the prior year. The decrease in premiums is due to a decrease in the G&SFP Segment of 68.2%, or $134.3 million. Premiums in the G&SFP Segment were weak due to lower sales from market competition and the low level of absolute interest rates on sales of group annuity products. We continue to look for opportunistic sales in the single premium group annuity market where our pricing standards are met. The decrease in premiums in the G&SFP Segment is largely offset by a decrease in benefits to policyholders as mentioned below in the discussion of benefits and expenses, thus current profitability is not meaningfully impacted. Premiums also declined in the Corporate and Other Segment by 16.1%, or $24.4 million, driven by the sale of the group life business. These declines in premiums were partially offset by increases in the Maritime Life Segment of 38.6%, or $66.3 million, driven by the group life & health

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

business following a reinsurance recapture of significant portions of its group life, accidental death and dismemberment and long term disability. In addition, premiums in the Protection Segment increased by 7.5%, or $33.0 million, driven by the long-term care insurance business which has experienced a fifty percent increase in new premiums. The Asset Gathering Segment premiums increase by $10.0 million due to the fixed annuity business.

      Universal life and investment-type product fees were relatively flat over the prior year, decreasing 0.2%, or $0.5 million. The decline in product fees was driven by the G&SFP Segment where product fees declined 20.2%, or $3.8 million, due to the lower structured settlement sales. The sales of structured settlement products decreased 55.7% to $76.1 million. In addition, Asset Gathering's product fees declined 4.2%, or $1.3 million, on lower variable annuity account balances. Average account balances in the variable annuity business decreased by 11.5%, or $683.0 million. Product fees also declined in the Corporate and Other Segment by $0.3 million. Partially offsetting these declines in product fees was an increase driven by the Protection Segment, where product fees increased 3.7%, or $4.0 million. Protection Segment product fees increased due to the non-traditional life insurance business where product fees increased 59.9%, or $11.5 million, driven by growth of the existing business and the acquisition of the Allmerica fixed universal life insurance business as of December 31, 2002. Average account balance in the non-traditional life insurance business increased 11.8%, or $1,081.1 million, also due to the underlying growth and to the Allmerica acquisition, partially offset by the effect of poor 2002 separate account performance. Product fees also increased $0.9 million in the Maritime Life Segment due to foreign exchange translation gains of $3.3 million from the strengthening Canadian dollar, partially offset by lower fees due to lower assets under management.

     Net investment income increased 7.2%, or $70.2 million, from the prior year. The growth in net investment income was driven by the Asset Gathering Segment which increased 25.9%, or $36.4 million, on growth on the fixed annuity business. Average invested assets in the fixed annuity business increased 35.7%, or $2,728.5 million, while earned rates decreased by approximately 56 basis points. See additional analysis in the Asset Gathering Segment MD&A. In addition, net investment income increased in the Protection Segment by 7.1%, or $23.5 million, driven by the non-traditional life insurance business. Non-traditional life insurance net investment income increased 26.3%, or $16.4 million, driven by growth of the existing business and the acquisition of the Allmerica fixed universal life insurance business as of December 31, 2002. Net investment income in the Maritime Life Segment increased 20.2%, or $16.1 million, driven by growth in assets in the retail protection business and beneficial changes in foreign exchange rates. In addition, net investment income improved in the Corporate and Other Segment driven by a decrease in the lease residual management investments. Net investment income increased $3.8 million in the Investment Management Segment. These increases in net investment income were partially offset by a decline in the G&SFP Segment. G&SFP Segment net investment income declined by 3.6%, or $15.7 million, due to a decline in the average investment yield on invested assets to 5.82% for the current period. The decline in yield is impacted by the fluctuation of the return on approximately $12 billion of the G&SFP Segment asset portfolio which floats with market rates. The floating rate exposure on our asset portfolio is managed to match the floating rate exposure on our liability portfolio. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Advisory fees decreased 9.5%, or $13.6 million, from the prior year. The decrease in fees was driven by the Asset Gathering Segment which decreased 13.0%, or $14.3 million, driven by the mutual funds business. The mutual funds business management advisory fees declined $12.4 million driven by a decline in average assets under management of 3.4%, or $935.5 million. Advisory fees as percentage of assets under management decreased 5 basis points due to an increase in institutional and closed-end fund assets under management as a percent of total asset under management. Institutional and closed-end fund assets are generally charged lower fees than retail assets.

     Other revenue increased 19.5%, or $9.7 million, from the prior year. The Company's other revenue is largely made up of Signature Fruit in the Corporate and Other Segment. The increase in other revenue is driven by the $6.3 million increase at Signature Fruit which generated revenue of $52.8 million for the period. Other revenue also increased in the Protection Segment by $2.3 million due to the Federal long-term care insurance business which officially began operation on October 1, 2002. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees.

     Benefits to policyholders decreased 4.9%, or $72.0 million, from the prior year. The decrease in benefits to policyholders was driven by the G&SFP Segment which declined 31.5%, or $159.5 million. Lower benefits to policyholders in the G&SFP Segment were driven by the spread-based business where annuity benefits decreased $136.1 million driven by a decrease in the sales of single premium annuities. In addition, spread-based interest credited declined 5.8%, or $15.7 million, due to a decline in the average rate on account balances resulting from the reset on floating rate liabilities. Despite current weak sales, average invested assets on spread-based products in the G&SFP Segment increased 10.0%, or $2,318.3 million, from the prior year. Benefits to policyholders also declined by 30.1%, or $42.2 million, in the Corporate and Other Segment on the sale of the group life business.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Partially offsetting these decreases in benefits to policyholders was an increase in our Maritime Life Segment of 39.2%, or $77.5 million, due to growth in the group life & health business primarily due to the reinsurance recapture of a significant portion of life, accidental death and dismemberment and long-term disability reinsurance and $19.0 million in foreign exchange translation gains. In addition, benefits to policyholders in the Protection Segment increased 5.3%, or $27.3 million, driven by an increase of $45.7 million due to growth in the long-term care insurance business. The long term care insurance business experienced 50.1% growth in new premiums and strong persistency during the period. The increases in the Protection Segment were offset by declines in the non-traditional life insurance and traditional life insurance businesses. In addition, Protection Segment benefits to policyholders in the prior year included $30.0 million from the settlement of the modal premium class action lawsuit. Asset Gathering Segment benefits to policyholders increased 23.2%, or $24.8 million, due to growth in the fixed annuity business. The growth in benefits to policyholders in the fixed annuity business was driven by an increase of $10.0 million in premiums and an increase in interest credited driven by growth in average invested assets. Average account balance in the fixed annuity benefits to policyholders business increased 33.1%, or $2,445.4 million, while credited rates decreased from the prior year by 79 basis points.

      Operating costs and expenses increased 9.7%, or $37.4 million. The increase in operating costs and expenses was driven by the Corporate and Other Segment, which increased 40.9%, or $33.5 million. The increase in Corporate and Other Segment operating cost and expenses was due to increases in the corporate account and Signature Fruit, all of whose expenses are included in this line of the Corporate and Other Segment. The corporate account increases in expenses were driven by a $12.8 million increase in deficiency interest and $7.3 million increase in the net periodic pension costs. Signature Fruit expenses increased $4.0 million to $53.8 million from the prior year. In addition, operating costs and expenses increased 16.2%, or $11.1 million, in our Maritime Life Segment due to reinsurance recapture discussed above, thus reducing reinsurance allowances that help to offset operating expenses and $5.4 million in foreign exchange translation losses. Operating costs and expenses in the Investment Management Segment also increased 11.1%, or $2.4 million, due to higher incentive compensation due to improved investment performance. Partially offsetting these increases in operating costs and expenses was a decline of 7.2%, or $7.2 million, in the Protection Segment due to lower selling expenses. Asset Gathering Segment operating costs and expenses declined by 1.1%, or $1.0 million, driven by the mutual funds business due to cost control measures and decreased amortization of deferred selling commissions due to lower mutual fund redemptions. In addition, Signator and Essex, two of the Company's distribution subsidiaries in the Asset Gathering Segment, experienced lower commission expense on lower load mutual fund sales compared to the prior year. In addition, operating cost and expenses declined in the G&SFP Segment by 6.0%, or $1.2 million, on lower commission expense on lower sales. Also included in other operating costs and expenses is $3.2 million for terminations related to the information technology outsourcing as well as other initiatives and curtailment and other post employment benefit related gains compared to $2.4 million in the prior year. See Note 6 - Severance to the unaudited consolidated financial statements.

      Amortization of deferred policy acquisition costs decreased 6.4%, or $5.0 million, from the prior year. The decrease in amortization of deferred policy acquisition costs was driven by the Asset Gathering Segment which decreased 33.7%, or $9.7 million from the prior year. Our variable annuity businesses experienced lower amortization of deferred policy acquisition costs of approximately 107.5%, or $14.4 million. Amortization in the variable annuity business decreased due to the extremely strong growth in the equity markets for the quarter. Amortization increased in the fixed annuity business by $4.6 million due to account value growth compared to the prior year. Maritime Life Segment amortization of deferred policy acquisition cost decreased by $5.9 million due to investment performance. Partially offsetting the declines in amortization of deferred policy acquisition costs was an increase in amortization in the Protection Segment of $10.9 million driven by growth in the long-term care and non-traditional life insurance businesses.

     Dividends to policyholders decreased 3.2%, or $4.8 million from the prior year. The decrease in dividends to policyholders was driven by the Protection Segment, which declined 5.5%, or $7.4 million, due to a decrease in the dividend scale on traditional life insurance products effective the beginning of this year.

     Income taxes were $124.2 million in 2003, compared to $26.0 million for 2002. Our effective tax rate was 30.0% in 2003, compared to 20.9% in 2002. The higher effective tax rate was primarily due to increased capital gains, partially offset by increased affordable housing tax credits.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     During the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment which resulted in the break-out of the Maritime Life business as its own operating segment and the reclassification of 2002 results for the Federal long-term care insurance business to the Protection Segment. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The following discussion presents the results of our segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life or Corporate and Other Segments, other than to display these

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

businesses separately. The reclassification associated with the Federal long-term care insurance business has no impact on segment after-tax operating income, or net income of the business. The reclassification increased Protection Segment after-tax operating income and decreased Corporate and Other Segment after-tax operating income by $0.3 million for the six month period ended June 30, 2002.

     Consolidated income before income taxes increased 139.3%, or $449.4 million, from the prior year. The increase was driven by growth in income before income taxes of $244.4 million in the Corporate and Other Segment, $102.6 million in the Protection Segment, $45.0 million in the Asset Gathering Segment, $35.3 million in the Maritime Life Segment, $13.9 million in the G&SFP Segment and $8.2 million in the Investment Management Segment. The increase in the Corporate and Other Segment was driven by growth in net realized investment and other gains of $285.1 million due to a gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's home office properties during the first quarter of 2003. See Note 7 -- Sales / Lease-back Transactions in the notes to the unaudited consolidated financial statements.

      Revenues increased 12.4%, or $525.9 million, from the prior year. The increase in revenues was driven by the Corporate and Other Segment where net realized investment and other gains increased $285.1 million due to a gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's home office properties. Consolidated net realized investment and other gains increased 167.8%, or $377.1 million from the prior year. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other gains is the result of gains on the disposal of fixed maturity securities and the sale of the Company's home office properties. These net realized investment and other gains were partially offset by other than temporary declines in value of fixed maturity securities of $315.7 million and equity securities of $27.1 million The largest impairments were $37.6 million relating to a large, national farmer-owned diary co-operative, $27.3 million relating to a North American transportation provider, $25.9 million related to a special purpose company created to sublease aircraft, $25.0 million relating to a toll road, $14.1 million related to a subordinated holding company structure comprised of ownership interests in three power generation facilities, $13.6 million related to an Australian mining company, and $11.0 million relating to a utility brought into bankruptcy by its parent. For additional analysis regarding net realized investment and other gains (losses), see General Account Investments in the MD&A.


                                                                                                    Net Realized
                                                       Gross Gain    Gross Loss      Hedging         Investment
For the Six Months Ended June 30, 2003     Impairment  on Disposal  on Disposal    Adjustments  and Other Gain (Loss)
                                          ---------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) (2) ..        $(315.7)     $328.8        $(44.6)       $(154.8)         $(186.3)
Equity securities ..................          (27.1)       34.6          (5.3)            --              2.2
Mortgage loans on real estate ......             --        20.8         (11.9)         (32.8)           (23.9)
Real estate ........................             --       240.1          (2.9)            --            237.2
Other invested assets ..............          (10.3)        9.7          (1.4)            --             (2.0)
Derivatives ........................            --           --            --          127.1            127.1
                                          ---------------------------------------------------------------------------
               Subtotal ............        $(353.1)     $634.0        $(66.1)        $(60.5)          $154.3
                                          ===========================================================================

          Amortization adjustment for deferred policy acquisition costs......................           (15.2)
          Amounts charged to participating pension contractholders...........................             1.9
          Amounts charged to the policyholder dividend obligation............................            11.4
                                                                                                ---------------------
               Total.........................................................................         $ 152.4
                                                                                                =====================

(1) Fixed Maturities gain on disposals includes $49.3 million of gains from previously impaired securities.
(2) Fixed Maturities loss on disposals includes $22.9 million of credit related losses.

       The hedging adjustments in the fixed maturities and mortgage loans asset classes are non-cash adjustments representing the amortization or reversal of prior fair value adjustments on assets in those classes that were or are designated as hedged items in fair value hedge. When an asset or liability is so designated, its cost basis is adjusted in response to movement in interest rate. These adjustments are non-cash and reverse with the passage of time as the asset or liability and derivative mature. The hedging adjustments on the derivatives represent non-cash adjustments on derivative instruments and on assets and liabilities designated as hedged items reflecting the change in fair value of those items.

      Premiums increased 2.5%, or $42.1 million, from the prior year. The increase in premiums is due to an increase in the Maritime Life Segment of $117.3 million, driven by the group life & health business following a reinsurance recapture of significant portions of its group life, accidental death and dismemberment and long term disability. Also contributing to the increase in premiums was growth in the Protection Segment which increased $61.2 million driven by the long-term care business and the Asset Gathering Segment, where growth in the fixed annuity business drove premiums up 255.6%, or $21.1 million. Partially offsetting these increases were declines in premiums of $139.5 million in the G&SFP Segment and $18.1 million in Corporate and Other Segment. Premiums declined in

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

the G&SFP Segment due to lower sales resulting from market competition and the low level of absolute interest rates on sales of group annuity contracts. We continue to look for opportunistic sales in the single premium group annuity market where our pricing standards are met. The decrease in G&SFP Segment premiums is offset by a decrease in benefits to policyholders as mentioned below in the discussion of benefits and expenses, thus current profitability is not impacted.

      Universal life and investment-type product fees increased 1.9%, or $7.5 million from the prior year. The growth in product fees was driven by the Protection Segment, where product fees increased 3.8%, or $8.1 million. This increase was due to the non-traditional life insurance business, driven by growth of the existing business and the acquisition of the Allmerica fixed universal life insurance business as of December 31, 2002. Average account balance in the non-traditional life insurance business increased 13.1%, or $1,180.9 million, compared to the prior year due to the underlying growth and the Allmerica acquisition. In addition, Maritime Life Segment product fees increased 2.7%, or $2.5 million, driven by foreign exchange translation gains of $6.4 million, offset by a decline in fees on lower assets under management. Partially offsetting the growth in product fees in the Protection Segment is a decline of $2.4 million in product fees in the Asset Gathering Segment. Asset Gathering Segment product fees earned in the variable annuity business decreased 12.4%, or $7.1 million, due to a 10.5% decline in average fund values. Declines in variable annuity product fees were partially offset by growth in the fixed annuity business where product fees increased $4.7 million due to a 22.4% increase in the number of contracts inforce.

      Net investment income increased 6.6%, or $129.6 million, from the prior year. The growth in net investment income was driven by the Asset Gathering Segment which increased 26.5%, or $71.9 million, from the prior year on growth on the fixed annuity business. Average invested assets in the fixed annuity business increased 36.0%, or $2,609.4 million, while earned rates decreased. See additional analysis in the Asset Gathering Segment MD&A. In addition, net investment income increased in the Protection Segment by 7.5%, or $48.9 million, from the prior year driven by the universal life insurance business. Non-traditional life insurance net investment income increased 27.6%, or $33.3 million, driven by the growth of the business and the acquisition of the Allmerica fixed universal life insurance business as of December 31, 2002. In addition, net investment income increased by 16.1%, or $25.0 million, in the Maritime Life Segment on growth in assets in retail protection and asset gathering businesses and foreign exchange translation gains of $12.4 million. Net investment income increased $4.1 million in the Investment Management Segment. Partially offsetting these increases in net investment income was a decline of 0.6%, or $5.0 million, in the G&SFP Segment. G&SFP Segment net investment income decreased due to the decline in the average investment yield on invested assets to 6.01% in the current period. The decline in yield is impacted by the fluctuation of market rates driving the return on approximately $12 billion of the G&SFP Segment asset portfolio which floats with market rates. The floating rate exposure on our asset portfolio is managed to match the floating rate exposure on our liability portfolio. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Advisory fees decreased 12.5%, or $36.3 million, from the prior year. The decrease in fees was driven by the Asset Gathering Segment which decreased 17.6%, or $39.9 million, driven by the mutual funds business. The mutual funds business management advisory fees declined $30.2 million driven by a decline in average assets under management of 7.5%, or $2,133.7 million. Advisory fees as percentage of average assets under management decreased 4 basis points due to an increase in institutional and closed-end fund assets under management as a percent of total asset under management. Institutional and closed-end fund assets are generally charged lower fees than retail assets.

      Other revenue increased 4.7%, or $5.9 million, from the prior year. The Company's other revenue is largely made up of Signature Fruit in the Corporate and Other Segment. Signature Fruit generated $122.6 million and $115.9 million for the six months ended June 30, 2003 and 2002, respectively. The driver of the increase in other revenue for the Company was the $6.7 million increase in Signature Fruit revenue. In addition, other revenue increased $3.9 million in the Protection Segment driven by the Federal long-term care insurance business which officially began operation on October 1, 2002. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees. Partially offsetting these increases in other revenue was a decline of $2.5 million in the Maritime Life Segment in the retail protection business.

     Benefits to policyholders increased 1.9%, or $52.6 million, from the prior year. The increase in benefits to policyholders was driven by the Maritime Life Segment which increased 31.3%, or $123.9 million, due to the growth in the group life & health business from the reinsurance recapture transaction and $35.8 million in foreign exchange translation gains. In addition, the Protection Segment increased 8.7%, or $87.3 million, due to growth in the long-term care insurance business. The long term care insurance business experienced 50.2% growth in new premiums and strong persistency during the period. In addition, the non-traditional life insurance business experienced a 3.7%, or $5.8 million increase in benefits to policyholders driven by the acquisition of Allmerica's fixed universal life insurance business. Also driving the increase in benefits to policyholders was growth in the Asset Gathering Segment's fixed annuity

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

business, Asset Gathering Segment benefits to policyholders increased 25.0%, or $51.7 million. The growth in fixed annuity benefits to policyholders was driven by an increase of $21.1 million in premiums and an increase in interest credited on higher average invested assets. Average account balance in the fixed annuity business increased 34.1%, or $2,393.8 million, while credited rates decreased 82 basis points from the prior year. Partially offsetting these increases in benefits to policyholders was a decrease in the G&SFP Segment of 21.0%, or $179.0 million. Lower benefits to policyholders in the G&SFP Segment were driven by the spread-based business where annuity benefits decreased $147.3 million driven by a decrease in sales of single premium annuities. In addition, spread-based interest credited declined of 4.7%, or $25.4 million, due to a decline in the average interest crediting rate on account balances driven by the reset on floating rate liabilities. Average invested assets on spread-based products in the G&SFP Segment increased 11.2%, or $2,555.7 million, from the prior year. Corporate and Other benefits to policyholders declined $31.4 million from the prior year driven by the sale of the group life business.

      Operating costs and expenses increased 4.0%, or $31.4 million. The increase in the Company's operating costs and expenses were driven by the Corporate and Other Segment, which increased 22.4%, or $41.5 million. The increase in Corporate and Other Segment operating cost and expenses was due to increases in the corporate account and Signature Fruit, all of whose expenses are included in this line of the Corporate and Other Segment. The Corporate account increases in expenses were driven by a $14.8 million increase in deficiency interest and $17.0 million increase in the net periodic pension costs. Signature Fruit operating expenses increased $6.4 million to $124.2 million from the prior year. Operating costs and expenses increased 13.6%, or $17.8 million, in the Maritime Life Segment due to the discontinuation of reinsurance allowances in the group life and health business, driven by the reinsurance recapture transaction and $10.2 million in foreign currency translation losses. In addition, operating costs and expenses increased $2.9 million in the Investment Management Segment and $2.0 million in the G&SFP Segment due to higher compensation costs. Partially offsetting these increases was a decrease in operating cost and expenses in the Asset Gathering Segment driven by reductions in the mutual funds business on lower distribution and selling expenses. In addition, Protection Segment operating costs and expenses decreased 5.3%, or $10.0 million, driven by the deferral of expenses in the long-term care insurance business. Also included in other operating costs and expenses is $9.4 million for planned terminations related to the information technology outsourcing as well as other initiatives and curtailment and other post employment benefit related gains compared to $7.4 million in the prior year. See Note 6 - Severance to the unaudited consolidated financial statements.

      Amortization of deferred policy acquisition costs increased 3.1%, or $4.6 million, from the prior year. The increase in amortization of deferred policy acquisition costs was driven by the Protection Segment which increased 16.3%, or $12.7 million from the prior year driven by growth in the long-term care and non-traditional life insurance businesses. In addition, the Asset Gathering Segment amortization of deferred policy acquisition costs increased 5.2%, or $2.6 million. Amortization in the fixed annuity businesses increased 42.4%, or $11.7 million, on growth of the business demonstrated by a 32.9% increases in average reserves. Amortization in the variable annuity business decreased 39.6%, or $9.0 million, due to improved separate account performance during the period compared to the prior year. Amortization of deferred policy acquisition costs decreased in the Maritime Life Segment by 60.3%, or $10.8 million, driven by investment performance.

     Dividends to policyholders decreased 4.1%, or $12.1 million from the prior year. The decrease in dividends to policyholders was driven by the Protection Segment, which declined 6.5%, or $17.3 million, due to a decrease in the dividend scale on traditional life insurance products effective the beginning of this year.

     Income taxes were $228.9 million in 2003, compared to $77.8 million for 2002. Our effective tax rate was 29.7% in 2003, compared to 24.1% in 2002. The higher effective tax rate was primarily due to increased capital gains, partially offset by increased affordable housing tax credits.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Results of Operations by Segment and Adjustments to GAAP Reported Net Income

     In the first quarter of 2003 the Company implemented organizational changes within the Corporate and Other Segment which resulted in the break-out of the Maritime Life business as its own operating segment and the reclassification of 2002 results for the Federal long-term care insurance business to the Protection Segment. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The following MD&A discussion presents the results of our segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life or Corporate and Other Segments other than to display these businesses separately. The reclassification associated with the Federal long-term care insurance business has no impact on segment after-tax operating income, or net income of the business. The reclassification increased Protection Segment after-tax operating income and decreased Corporate and Other Segment after-tax operating income by $0.2 million and $0.3 million for the three and six month periods ended June 30, 2002.

     We operate our business in six segments; two segments primarily serve domestic retail customers, two segments serve domestic institutional customers, one segment primarily serves Canadian retail and group customers and our sixth segment is the Corporate and Other Segment, which includes our remaining international operations, the corporate account and several run-off businesses. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. The Maritime Life Segment consists primarily of the financial results of our Canadian operating subsidiary, Maritime Life. For additional information about the Company's business segments, please refer to the Company's 2002 Form 10-K.

     We evaluate segment performance and base some of management's incentives on segment after-tax operating income, which excludes the effect of net realized investment and other gains and losses and other identified transactions. In addition, we believe most investors and analysts that follow our industry also measure results on the same basis. Total segment after-tax operating income, which is a non-GAAP financial measure, is determined by adjusting GAAP net income for net realized investment and other gains and losses, and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

     A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                    2003         2002          2003         2002
                                                                   ----------------------------------------------
                                                                                   (in millions)
Segment Data:
Segment after-tax operating income:
   Protection Segment .......................................      $ 89.2       $ 77.0       $163.5       $149.8
   Asset Gathering Segment ..................................        51.2         40.6         91.2         80.6
                                                                   -------------------       -------------------
     Total Retail Segments ..................................       140.4        117.6        254.7        230.4

   Guaranteed and Structured Financial Products
     Segment ................................................        80.9         75.9        166.7        142.8
   Investment Management Segment ............................        11.5          7.4         17.1         12.3
                                                                   -------------------       -------------------
     Total Institutional Segments ...........................        92.4         83.3        183.8        155.1

   Maritime Life Segment ....................................        19.4         16.2         39.6         32.0
   Corporate and Other Segment ..............................       (16.1)        (3.6)       (27.9)        (1.2)
                                                                   -------------------       -------------------
     Total segment after-tax operating income .............         236.1        213.5        450.2        416.3

After-tax adjustments:
   Net realized investment and other gains (losses), net ....        53.8        (94.5)        92.9       (147.2)
   Class action lawsuit .....................................          --        (19.5)          --        (19.5)
   Restructuring charges ....................................          --         (1.2)          --         (4.8)
                                                                   -------------------       -------------------
     Total after-tax adjustments ............................        53.8       (115.2)        92.9       (171.5)

GAAP Reported:
                                                                   -------------------       -------------------
   Net income ...............................................      $289.9       $ 98.3       $543.1       $244.8
                                                                   ===================       ===================

(1) In 2002, during its start-up phase, the Federal long-term care insurance business was reported in the Corporate and Other Segment. Effective January 1, 2003, the program and its prior year results were reclassified from the Corporate and Other Segment to the Protection Segment.

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

                                                                       Three Months Ended           Six Months Ended
                                                                            June 30,                    June 30,
                                                                       2003          2002          2003         2002
                                                                      -------------------------------------------------
                                                                                       (in millions)

Net realized investment and other gains (losses) ...............      $ 140.9       $(151.1)      $ 154.3       $(257.8)
Add amortization of deferred policy acquisition costs related
   to net realized investment and other gains (losses) .........        (21.7)          8.4         (15.2)         22.6
Add (less) amounts credited to participating pension contract
   holder accounts .............................................         (5.8)          7.5           1.9           7.9
Add (less) amounts credited to the policyholder dividend
   obligation ..................................................        (23.6)         (3.8)         11.4           2.6
                                                                      ----------------------      ----------------------
Net realized investment and other gains (losses), net of
   related amortization of deferred policy acquisition costs, amounts credited to participating pension contract holders and the policyholder dividend obligation per unaudited
   consolidated financial statements ...........................         89.8        (139.0)        152.4        (224.7)
Add net realized investment and other (gains) losses
   attributable to mortgage securitizations ....................         (8.0)         (1.8)         (9.5)         (1.0)
                                                                      ----------------------      ----------------------
Net realized investment and other gains (losses) -  pre-tax
   adjustment to calculate segment operating income ............         81.8        (140.8)        142.9        (225.7)
Less income tax effect .........................................        (28.0)         46.3         (50.0)         78.5
                                                                      ----------------------      ----------------------
Net realized investment and other gains (losses) -  after-tax
   adjustment to calculate segment operating income ............      $  53.8       $ (94.5)      $  92.9       $(147.2)
                                                                      ======================      ======================

      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 6 -- Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs, net of related pension curtailment and other post employment benefit related gains, were $1.2 million and $4.8 million for the three and six month periods ended June 30, 2002 and were excluded from segment after-tax operating income. The Company incurred after-tax restructuring costs of $2.1 million (pre-tax $3.2 million) and $6.1 million (pre-tax of $9.4 million) for the three and six month periods ending June 30, 2003, respectively, which are included in segment after-tax operating income. Therefore, if restructuring charges were treated similarly in the prior year, 2002 after-tax operating income as presented would have been lower by $1.2 million and $4.8 million for the three and six month periods ended June 30, 2002, respectively.

     In 2002, the Company incurred a $19.5 million after-tax charge related to the settlement of the Modal Premium class action lawsuit. The settlement agreement involves policyholders who paid premiums on a monthly, quarterly, or semi-annual basis rather than annually. The settlement costs are intended to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Protection Segment

     The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                    Three Months Ended          Six Months Ended
                                                                          June 30,                  June 30,
                                                                     2003        2002         2003           2002
                                                                    ------------------------------------------------
                                                                                      (in millions)
Operating Results:
Revenues
     Premiums ................................................      $473.4      $440.4       $  930.1       $  868.9
     Universal life and investment-type product fees .........       111.4       107.4          223.9          215.8
     Net investment income ...................................       353.8       330.3          701.7          652.9
     Other revenues ..........................................         2.1        (0.2)           3.8             --
                                                                    -------------------      -----------------------
         Total revenues ......................................       940.7       877.9        1,859.5        1,737.6

Benefits and expenses
     Benefits to policyholders ...............................       542.5       500.9        1,095.4          993.9
     Other operating costs and expenses ......................        92.3        83.5          180.5          169.5
     Amortization of deferred policy acquisition costs,
       excluding amounts related to net realized investment
       and other gains (losses) ..............................        49.6        38.7           90.5           77.8
     Dividends to policyholders ..............................       126.0       133.4          247.7          265.0
                                                                    -------------------      -----------------------
         Total benefits and expenses .........................       810.4       756.5        1,614.1        1,506.2

Segment pre-tax operating income (1) .........................       130.3       121.4          245.4          231.4
Income taxes .................................................        41.1        44.4           81.9           81.6
                                                                    -------------------      -----------------------

Segment after-tax operating income (1) .......................        89.2        77.0          163.5          149.8

After-tax adjustments: (1)
     Net realized investment and other gains (losses) ........        17.4       (18.3)          (2.5)         (37.0)
     Restructuring charges ...................................          --        (0.9)            --           (4.1)
     Class action lawsuit ....................................          --       (18.7)            --          (18.7)
                                                                    -------------------      -----------------------
         Total after-tax adjustments .........................        17.4       (37.9)          (2.5)         (59.8)

GAAP Reported:
Net income ...................................................      $106.6      $ 39.1       $  161.0       $   90.0
                                                                    ===================      =======================

Other Data:
Segment after-tax operating income (loss):
     Non-traditional life (variable and universal life) ......      $ 37.6      $ 30.7       $   66.8       $   57.5
     Traditional life ........................................        27.8        27.6           51.6           57.0
     Long-term care ..........................................        20.5        20.1           40.4           36.9
     Federal long-term care ..................................         1.5         0.2            3.1            0.3
     Other ...................................................         1.8        (1.6)           1.6           (1.9)

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

(2) In 2002, during its start-up phase, the Federal long-term care insurance business was reported in the Corporate and Other Segment. Effective January 1, 2003, the program and its prior year results were reclassified from the Corporate and Other Segment to the Protection Segment.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Segment after-tax operating income increased 15.8%, or $12.2 million, from the prior year. Non-traditional life insurance business after-tax operating income increased 22.5%, or $6.9 million, primarily due to increases in universal life and investment-type product fees and net investment income, partially offset by higher expenses. Traditional life insurance

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

business after-tax operating income increased 0.7%, or $0.2 million. Long-term care insurance business after-tax operating income increased approximately 2.0%, or $0.4 million, resulting from growth of the business, mostly offset by higher allocated expenses, lower portfolio yield rates and continued low lapse rates. Federal long-term care insurance business after-tax operating income increased $1.3 million as the business was in its start up phase in the prior period.

     Revenues increased 7.2%, or $62.8 million. Premiums increased 7.5%, or $33.0 million, primarily due to long-term care insurance premiums, which increased 22.9%, or $44.1 million, driven by business growth from higher sales and continued lower lapses. This increase was partially offset by an $11.1 million decrease in premiums in the traditional life insurance business due to the run off of the closed block. Universal life and investment-type product fees increased 3.7%, or $4.0 million, due primarily to the increase in the cost of insurance fees of $5.6 million resulting from growth in the existing business and from the addition of the Allmerica block of business assumed as of December 31, 2002. Segment net investment income increased 7.1%, or $23.5 million, primarily due to a 15.2% increase in average asset balances, partially offset by a 54 basis point decrease in yields.

     Benefits and expenses increased 7.1%, or $53.8 million. Benefits to policyholders increased 8.3%, or $41.5 million, due primarily to growth in the long-term care insurance business. Long-term care insurance business benefits and expenses increased 27.7%, or $57.5 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. The long-term care insurance business claims are being incurred at a rate lower than assumed in the pricing the product. Long-term care insurance business polices have increased to 653.2 thousand from 568.2 thousand in the prior year. Other operating costs and expenses increased $8.8 million primarily due to severance, increase in benefit plan expenses and the addition of the Allmerica block assumed. Dividends to policyholders decreased 5.5%, or $7.4 million, primarily due to a dividend scale cut for the traditional life insurance business. Amortization of deferred policy acquisition costs increased 28.2%, or $10.9 million, primarily due to a $7.0 million increase for the non-traditional life insurance business for experience true-ups and growth and a $7.5 million increase from the growth in the long-term care insurance business. These increases were partially offset by a $3.5 million decrease in amortization of deferred policy acquisition costs in the traditional life insurance business due to lower contributions from the closed block. The Segment's effective tax rate on operating income was 31.5% compared to 36.5% for the prior year. The decrease was primarily due to an increase in affordable housing tax credits and a decrease in the deficiency charge.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Segment after-tax operating income increased 9.1%, or $13.7 million, from the prior year. Non-traditional life insurance business after-tax operating income increased 16.2%, or $9.3 million, primarily due to increases in universal life and investment-type product fees and net investment income, partially offset by higher expenses and higher benefits to policyholders. Long-term care insurance business after-tax operating income increased approximately 9.5%, or $3.5 million, resulting from growth of the business. Federal long-term care insurance business after-tax operating income increased $2.8 million as the business was in its start up phase in the prior period. Traditional life insurance business after-tax operating income decreased 9.5%, or $5.4 million, primarily resulting from decreases in premiums and net investment income partially offset by a decrease in total benefit and expenses, driven by lower dividends.

     Revenues increased 7.0%, or $121.9 million. Premiums increased 7.0%, or $61.2 million, primarily due to long-term care insurance premiums, which increased 22.0%, or $81.3 million, driven by business growth from higher sales and continued lower lapses. This increase was partially offset by a $20.1 decrease in premiums in the traditional life insurance business primarily due to the run off of the closed block and the lower dividend scale causing purchase of fewer paid up additions. Universal life and investment-type product fees increased 3.8%, or $8.1 million, due primarily to the increase in the cost of insurance fees of $12.6 million resulting from growth in the existing business and from the addition of the Allmerica block of business assumed as of December 31, 2002. Segment net investment income increased 7.5%, or $48.8 million, primarily due to a 14.8% increase in average asset balances, partially offset by a 49 basis point decrease in yields.

     Benefits and expenses increased 7.2%, or $107.9 million. Benefits to policyholders increased 10.2%, or $101.5 million, due primarily to growth in long-term care insurance business. Long-term care insurance business benefits and expenses increased 25.4%, or $102.1 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. The long-term care business claims are being incurred at a rate lower than assumed in pricing the product. Long-term care insurance business policies have increased to 653.2 thousand from 568.2 thousand in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of $5.8 million, which was driven by a $26.7 million increase in interest credited on higher current year account balances and the addition of the Allmerica business. This increase was partially offset by lower death claims paid net of reserves released and reinsurance ceded of $11.2 million due to not repeating higher mortality experienced in the prior year, and a $9.8 million decrease in policy benefit reserves and other benefits due primarily to lower enhanced cash value reserves. The traditional life insurance line of business benefits to policyholders increased 1.2%, or $6.1 million due to higher death claims, net of reserves released and reinsurance ceded. Other operating costs and expenses increased 6.5%, or $11.0 million, due to severance, increase in benefit plan

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

expenses and the addition of the Allmerica block assumed. Dividends to policyholders decreased 6.5%, or $17.3 million, primarily due to a dividend scale cut for the traditional life insurance business. Amortization of deferred policy acquisition costs increased 16.3%, or $12.7 million, primarily due to the non-traditional life insurance business for experience true-ups of $12.5 million. In addition, growth in the long-term care insurance business contributed $8.9 million to the increase in amortization of deferred policy acquisition costs. These increases were partially offset by a $6.2 million decrease in amortization of deferred policy acquisition costs in the traditional life insurance business due to lower contributions from the closed block. The Segment's effective tax rate on operating income was 33.4% compared to 35.2% for the prior year. The decrease was primarily due to an increase in affordable housing tax credits, a decrease in deficiency charge, and a net change in other permanent differences.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Asset Gathering Segment

     The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                            Three Months Ended               Six Months Ended
                                                                                 June 30,                        June 30,
                                                                           2003           2002             2003            2002
                                                                         -------------------------       -------------------------
                                                                                       (in millions)
Operating Results:
Revenues
     Premiums ......................................................     $    13.8       $     3.8       $    29.4       $     8.3
     Investment-type product fees ..................................          29.7            31.0            58.8            61.2
     Net investment income .........................................         176.9           140.5           342.9           271.0
     Investment management revenues, commissions
       and other fees ..............................................          96.0           110.3           187.0           226.9
     Other revenues ................................................          (0.1)            0.4             0.1             0.9
                                                                         -------------------------       -------------------------
          Total revenues ...........................................         316.3           286.0           618.2           568.3

Benefits and expenses
     Benefits to policyholders .....................................         131.8           107.0           258.2           206.5
     Other operating costs and expenses ............................          90.6            90.8           174.2           193.6
     Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
       (losses) ....................................................          19.1            28.8            53.0            50.4
                                                                         -------------------------       -------------------------
          Total benefits and expenses ..............................         241.5           226.6           485.4           450.5

Segment pre-tax operating income (1) ...............................          74.8            59.4           132.8           117.8
Income taxes .......................................................          23.6            18.8            41.6            37.2
                                                                         -------------------------       -------------------------

Segment after-tax operating income (1) .............................          51.2            40.6            91.2            80.6

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net .........          12.8           (13.2)          (11.3)          (28.0)
     Restructuring charges .........................................            --            (0.5)             --            (1.9)
                                                                         -------------------------       -------------------------
          Total after-tax adjustments ..............................          12.8           (13.7)          (11.3)          (29.9)

GAAP Reported:
Net income .........................................................     $    64.0       $    26.9       $    79.9       $    50.7
                                                                         =========================       =========================

Other Data:
Segment after-tax operating income:
     Annuity(fixed and variable) ...................................     $    40.0       $    23.4       $    67.5       $    48.3
     Mutual funds ..................................................          11.2            14.5            20.5            27.0
     Other .........................................................            --             2.7             3.2             5.3
Mutual fund assets under management, end of period .................      27,544.4        26,227.4        27,544.4        26,227.4

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Segment after-tax operating income was $51.2 million, an increase of 26.1%, or $10.6 million, from the prior year. Fixed annuity after-tax operating income increased 40.8%, or $8.0 million, due to account balance growth and higher spreads. In addition to the increase in the fixed annuity business there was an increase of $8.6 million in after-tax operating income in the variable annuity business due to strong separate account performance. Offsetting the increase in segment after-tax operating income in the annuity businesses was a decrease in the mutual fund segment's after-tax operating income of 22.8% or $3.3 million primarily due to a 15.2%, or $12.4 million, decrease in management advisory fees, partially offset by a 12.1%, or $7.2 million decrease in operating expenses. Signature Services after-tax operating income decreased $1.5 million, driven by an increase in operating expenses. After-tax operating income for Essex, a distribution subsidiary primarily serving the financial institution channel, decreased $1.0 million and Signator Investors after-tax operating income decreased $0.1 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

     Revenues increased 10.6%, or $30.3 million, from the prior year period. The rise in revenue was due to a $36.4 million increase in net investment income and a $10.0 million increase in premiums, driven by the fixed annuity business. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 35.7% to $10,361.4 million while the average investment yield decreased from the prior year. These increases in revenue were partially offset by a decrease in investment management revenues, primarily from the mutual fund business, of 13.0%, or $14.3 million and a $1.3 million decrease in investment-type product fees, primarily in the variable annuity business on lower average fund values. Investment-type product fees decreased mostly due to a decline in the average variable annuity fund values of 11.5%, or $683.0 million, to $5,280.2 million. The decrease in the assets under management was due to poor separate account returns in the prior year. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.32% and 1.35% for the current and prior year periods.

     Investment management revenues, commissions, and other fees decreased 13.0%, or $14.3 million from the prior year. Average mutual fund assets under management were $26,570.1 million, a decrease of $935.5 million, or 3.4% from the prior year period. The decrease in average mutual fund assets under management was primarily due to market depreciation of $1,444.3 million from June 30, 2002 to March 31, 2003. Ending mutual fund assets under management increased by $1,317.0 million or 5.0% from the prior year period due to $2,242.0 million in market appreciation during the current quarter. The mutual fund business experienced net redemptions of $224.1 million during the second quarter of 2003, as compared to net redemptions of $346.2 million in the prior year, a change of $122.1 million. This change was primarily due to an increase in deposits of $608.6 million, partially offset by an increase in redemptions of $504.4 million. The increase in deposits was driven by $675.0 million in sales of the John Hancock Preferred Income series of closed-end funds, partially offset by the $126.9 million acquisition of the U.S. Global Leaders Growth Fund in the prior period. The increase in redemptions was primarily due to the redemption of a large institutional advisory account, partially offset by lower retail mutual fund redemptions. Investment advisory fees decreased 10.7%, or $4.3 million, to $35.9 million, from the prior period and were 0.54% and 0.59% of average mutual fund assets under management for the three months ended June 30, 2003 and 2002. Underwriting and distribution fees decreased 18.0%, $10.0 million, to $45.6 million compared to the prior year period. Asset based 12b-1 fees declined by $5.8 million due to a decline in average retail mutual fund assets under management. Commission revenue declined by $4.2 million primarily due to lower contingent deferred sales charges on lower mutual fund redemptions. Shareholder service and other fees were $14.3 million compared to $11.0 million in the prior year.

     Benefits and expenses increased 6.6%, or $14.9 million from the prior year period. Benefits to policyholders increased 23.2%, or $24.8 million, primarily due to a $13.3 million increase in interest credited on fixed annuity account balances due to higher average account balances and $14.1 million higher reserve provisions for life-contingent immediate fixed annuity fund values on higher sales of these contract types. Partially offsetting the increase in benefits to policyholders was a decline in amortization of deferred policy acquisition costs of 33.7%, or $9.7 million, from the prior year period, primarily due to a $14.4 million decrease in the variable annuity business due to strong separate account performance in the current quarter. The Segment's effective tax rate on operating income was 31.6% for both the three months ended June 30, 2003 and 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Segment after-tax operating income was $91.2 million, an increase of 13.2%, or $10.6 million from the prior year period. Fixed annuity after-tax operating income increased 47.8%, or $17.8 million from June 30, 2002. The fixed annuity business grew due to higher net investment income, partially offset by higher interest credited on account balance growth. The variable annuity business after-tax operating income increased 12.6%, or $1.4 million to $12.5 million for the six month period ended June 30, 2003 compared to the prior year. The variable annuity business increased due to strong separate account performance in the current quarter. Mutual fund segment after-tax operating income was $20.5 million, declining 24.1% or $6.5 million primarily due to an 18.3%, or $30.2 million decrease in management advisory fees, partially offset by a 16.3%, or $20.2 million decrease in operating expenses. Signature Services after-tax operating income decreased $0.1 million to $1.8 million, driven by an increase in operating expenses from 2002. After-tax operating income for Essex, a distribution subsidiary primarily serving the financial institution channel, decreased $1.8 million from $2.3 million in the prior year due to lower sales. Signator Investors after-tax operating income increased $0.1 million.

     Revenues increased 8.8% or $49.9 million, from the prior year. The rise in revenue was due to a $71.9 million increase in net investment income and a $21.1 million increase in premiums, driven by the fixed annuity business. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 36.0% to $9,865.7 million and the average investment yield decreased from the prior year. These increases in revenue were partially offset by a decrease in investment management revenues, primarily from the mutual fund business, of 17.6%, or $39.9 million and a $2.4 million decrease in investment-type product fees, primarily in the variable annuity business on lower average fund values. Investment-type product fees decreased mostly due to a decline in the average variable annuity fund values of 10.5%, or $630.6 million, to $5,372.4 million from the prior year period. The decrease in assets under management was due to poor long-term separate account returns in the prior year. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.29% and 1.33% for the current and prior year periods.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

     Investment management revenues, commissions, and other fees decreased 17.6%, or $39.9 million from the prior year. Average mutual fund assets under management were $26,136.5 million, a decrease of $2,133.7 million, or 7.5% from the prior year period. The decrease in average mutual fund assets under management is primarily due to market depreciation of $1,318.4 million from June 30, 2002 to December 31, 2002. Ending mutual fund assets under management increased by $1,317.0 million or 5.0% from the prior year period due to $2,242.0 million in market appreciation during the current quarter. The mutual fund business experienced net redemptions of $247.0 million during the first six months of 2003, as compared to net redemptions of $663.8 million in the prior year, a change of $416.8 million. This change was primarily due to an increase in deposits of $707.7 million, partially offset by an increase in redemptions of $318.5 million. The increase in deposits was driven by $974.6 million in sales of the John Hancock Preferred Income series of closed-end funds, partially offset by a $158.6 million decrease in retail open-end mutual fund sales and the acquisition of the $126.9 million U.S. Global Leaders Growth Fund in the prior period. The increase in redemptions was primarily due to large institutional advisory account redemptions, partially offset by a decrease in retail open end mutual fund redemptions of $502.0 million, caused by declined in redemptions across a number of funds. Investment advisory fees decreased 14.0%, or $11.4 million, to $70.2 million, from the prior period and were 0.54% and 0.58% of average mutual fund assets under management for the six months ended June 30, 2003 and 2002, respectively. Underwriting and distribution fees decreased 22.6%, or $25.7 million, to $87.8 million compared to the prior year period. Asset based 12b-1 fees declined by $14.2 million due to a decline in average retail mutual fund assets under management. Commission revenue declined by $11.5 million primarily due to lower load mutual fund sales and lower contingent deferred sales charges due to lower mutual fund redemptions. Shareholder service and other fees were $29.0 million compared to $22.0 million in the prior year.

     Benefits and expenses increased 7.7%, or $34.9 million from the prior year period. Benefits to policyholders increased 25.0%, or $51.7 million, primarily due to a $29.3 million increase in interest credited on fixed annuity account balances due to higher average account balances and $25.1 million higher reserve provisions for life-contingent immediate fixed annuity fund values on higher sales of these contract types. Partially offsetting the increase in benefits to policyholders was a decline in other operating costs and expenses of 10.0% or $19.4 million, from the prior year period, primarily due to cost savings and lower distribution and selling expenses in the mutual fund business. Amortization of deferred policy acquisition costs increased 5.2%, or $2.6 million, due to an $11.7 million increase in the fixed annuity business driven by account balance growth, offset by a $9.0 million decrease in the variable annuity business due to strong separate account performance in the current period. The Segment's effective tax rate on operating income was 31.3% compared to 31.6% for the prior year period.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Guaranteed and Structured Financial Products Segment

     The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                        Three Months Ended         Six Months Ended
                                                                             June 30,                  June 30,
                                                                          2003       2002          2003       2002
                                                                       --------------------------------------------
                                                                                       (in millions)
Operating Results:
Revenues
     Premiums ......................................................   $   62.5    $  196.8    $   96.4    $  235.9
     Investment-type product fees ..................................       15.0        18.8        29.5        30.2
     Net investment income .........................................      416.2       431.9       847.6       852.6
     Other revenue .................................................       (0.2)        0.3         0.4         0.4
                                                                       --------------------    --------------------
        Total revenues .............................................      493.5       647.8       973.9     1,119.1

Benefits and expenses
     Benefits to policyholders .....................................      346.5       506.0       673.9       852.9
     Other operating costs and expenses ............................       19.3        20.2        38.1        35.3
     Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
        (losses) ...................................................        0.6         0.7         1.1         1.1
     Dividends .....................................................        8.7         8.8        17.5        17.5
                                                                       --------------------    --------------------
        Total benefits and expenses ................................      375.1       535.7       730.6       906.8

Segment pre-tax operating income (1) ...............................      118.4       112.1       243.3       212.3
Income taxes .......................................................       37.5        36.2        76.6        69.5
                                                                       --------------------    --------------------

Segment after-tax operating income (1) .............................       80.9        75.9       166.7       142.8

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net .........        6.9       (55.7)      (79.0)      (69.4)
     Restructuring charges .........................................         --        (0.2)         --        (0.5)
                                                                       --------------------    --------------------
        Total after-tax adjustments ................................        6.9       (55.9)      (79.0)      (69.9)

GAAP Reported:
Net income .........................................................   $   87.8    $   20.0    $   87.7    $   72.9
                                                                       ====================    ====================

Other Data:
Segment after-tax operating income:
   Spread-based products ...........................................   $   76.0    $   70.3    $  157.1    $  131.3
   Fee-based products ..............................................        4.9         5.6         9.6        11.5

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Segment after-tax operating income increased 6.6% or $5.0 million from the prior year. Spread-based products after-tax operating income increased 8.1% or $5.7 million, which was attributable to an increase in investment spreads of 5.4% or $5.6 million. The growth in investment spreads was a result of a higher average invested asset base, which increased 10.0% or $2.3 billion over the prior year, partially offset by a 13 basis point decrease in the interest rate margin. On a total company basis, GICs and funding agreements accounted for 21.3% of after-tax operating income compared to 23.1% in the prior year. Fee-based products after-tax operating income decreased 12.5% or $0.7 million, primarily due to lower general account risk charges and lower earnings on invested assets.

     Revenues decreased 23.8% or $154.3 million from the prior year, primarily as a result of lower premiums. Premiums declined 68.2% or $134.3 million, primarily as a result of lower group annuity product sales. Investment-type product fees

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

decreased 20.2% or $3.8 million, primarily due to lower structured settlement sales. Net investment income decreased 3.6%, or $15.7 million, despite the growth in the spread-based average invested assets, due to declining interest rates. The average yield on invested assets decreased to 5.82%, reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates as the return on approximately $12 billion, or 47%, of the asset portfolio, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process.

     Benefits and expenses decreased 30.0% or $160.6 million from the prior year, primarily due to lower benefits to policyholders. Benefits to policyholders on spread-based products decreased 33.4% or $151.7 million primarily due to a decrease in sales of single premium group annuity contracts combined with lower interest credited on account balances. Spread-based interest credited decreased 5.7% or $15.5 million. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, as approximately $11 billion of liabilities with floating rates reset. The average crediting rate fell to 4.38%. Other operating costs and expenses declined 4.5%, or $0.9 million, reflecting lower commissions, largely offset by higher sponsorship and compensation expenses. Dividends to contractholders were consistent at $8.7 million and $8.8 million, respectively, for the three month periods ended June 30, 2003 and 2002. The segment's effective tax rate on operating income was 31.7% compared to 32.3% for the prior year. The decrease was primarily due to increased affordable housing tax credits.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Segment after-tax operating income increased 16.7% or $23.9 million from the prior year. Spread-based products after-tax operating income increased 19.6% or $25.8 million, which was attributable to an increase in investment spreads of 15.0% or $30.2 million from the prior year. The growth in investment spreads was a result of a higher average invested asset base, which increased 11.2% or $2.6 billion over the prior year, combined with a 3 basis point increase in the interest rate margin. On a total company basis, GICs and funding agreements accounted for 24.0% of after-tax operating income compared to 22.7% in the prior year. Fee-based products after-tax operating income decreased 16.5% or $1.9 million from the prior year, primarily due to lower general account risk charges and lower earnings on risk-based capital.

     Revenues decreased 13.0% or $145.2 million from the prior year, primarily as a result lower premiums. Premiums declined 59.1% or $139.5 million from the prior year, primarily as a result of lower group annuity product sales. Investment-type product fees decreased 2.3% or $0.7 million from the prior year, primarily due to lower structured settlement sales. Net investment income decreased 0.6% or $5.0 million, despite the growth in the spread-based average invested assets. The average yield on invested assets decreased to 6.01%, reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates as the return on approximately $12 billion, or 45% of the asset portfolio, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process.

     Benefits and expenses decreased 19.4% or $176.2 million from the prior year. The decrease was largely due to lower benefits to policyholders, partially offset by an increase in operating expenses and costs. Benefits to policyholders on spread-based products decreased 22.6% or $170.9 million primarily due to a decrease in sales of single premium group annuity contracts combined with lower interest credited on account balances. Spread-based interest credited decreased 4.7% or $25.4 million from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, as approximately $11 billion of liabilities with floating rates reset and new business was added at market rates. The average crediting rate fell to 4.41%. Partially offsetting this decrease was an increase in other operating costs and expenses of 7.9% or $2.8 million from the prior year. The increase was primarily due to higher pension and compensation costs offset by lower taxes, licenses, and fees. Dividends to contractholders were $17.5 million for both periods. The segment's effective tax rate on operating income was 31.5% compared to 32.7% for the prior year. The decrease was primarily due to increased affordable housing tax credits.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Management Segment

     The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                          Three Months Ended       Six Months Ended
                                                               June 30,               June 30,
                                                          2003        2002        2003        2002
                                                       ----------------------------------------------
                                                                        (in millions)
Operating Results:
Revenues
      Net investment income ........................   $     7.5   $     3.6    $    11.7   $     7.6
      Net realized investment and other
        gains (losses) (1) .........................         8.0         1.7          9.5         1.0
      Investment management revenues, commissions
        and other fees .............................        27.6        27.8         54.4        55.3
      Other revenue ................................          --         0.2          0.1          --
                                                       ---------------------    ---------------------
          Total revenues ...........................        43.1        33.3         75.7        63.9

Benefits and expenses
      Other operating costs and expenses ...........        24.2        21.5         47.7        44.6
                                                       ---------------------    ---------------------
          Total benefits and expenses ..............        24.2        21.5         47.7        44.6

Segment pre-tax operating income (1) ...............        18.9        11.8         28.0        19.3
Income taxes .......................................         7.4         4.4         10.9         7.0
                                                       ---------------------    ---------------------

Segment after-tax operating income (1) .............        11.5         7.4         17.1        12.3

After-tax adjustments: (1)
     Net realized investment and other
        gains (losses) (1) .........................          --         0.5           --         0.5
     Restructuring charges .........................          --        (0.2)          --        (0.2)
                                                       ---------------------    ---------------------
          Total after-tax adjustments ..............          --         0.3           --         0.3

GAAP Reported:
Net income .........................................   $    11.5   $     7.7    $    17.1   $    12.6
                                                       =====================    =====================

Other Data:
    Segment assets under management, end
      of period (2) ................................   $29,872.1   $27,977.4    $29,872.1   $27,977.4

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.
(2) Includes general account cash and invested assets of $371.6 million and $350.0 million at June 30, 2003 and 2002, respectively.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Segment after-tax operating income increased $4.1 million, or 55.4%, from the prior year. The increase was primarily due to $6.3 million in higher net realized investment gains on mortgage securitizations and $3.9 million in higher net investment income, partially offset by $2.7 million in higher operating expenses.

      Revenues increased $9.8 million, or 29.4%, from the prior year. Net realized investment gains on mortgage securitizations increased $6.3 million, to a gain of $8.0 million, from a gain of $1.7 million in the prior year at John Hancock Real Estate Finance. The increase in securitization gains resulted from higher profitability on two securitizations this quarter. Net investment income was up $3.9 million, primarily resulting from increases in equity method income on limited partnership energy investments at John Hancock Energy Resources Management due to the required adoption of fair value accounting at the limited partnerships. Investment management revenues, commissions, and other fees were relatively flat overall. Fee income increased $2.4 million at the Hancock Natural Resource Group (HNRG) from a $1.7 million increase in property management fees at the new northwest property management division established in December of 2002, and $0.7 million in higher investment management fees on higher assets under management. One of HNRG's strategies is to vertically integrate the timber business and the establishment of the northwest property management division is another step to implement that strategy. Commercial mortgage origination fees at John Hancock Real Estate Finance increased $0.7 million from higher loan originations for the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Company's General Account. These increases in fee revenue were offset by a decrease in advisory fees at the Company's institutional advisor, Independence Investment LLC, of $1.2 million, or 13.0%. Average assets under management this year at Independence Investment LLC were $0.6 billion less in spite of a $1.2 billion increase in actual assets under management since the end of the prior year period. The lower fees at Independence Investment LLC reflect the lower average assets under management, and a shift towards fixed income assets which have lower fee rates, a one-time performance fee in the prior year period and lower ongoing performance fees on CBO funds under management this year. Fee income declined $1.0 million at John Hancock Realty Advisors mostly due to lower acquisition activity. Fee income declined $0.5 million at the Company's Bond and Corporate Finance Group on lower assets under management. Investment management revenue, commissions and other fees were 0.39% of average advisory assets under management for both the current and prior year quarters.

      Total benefits and expenses increased $2.7 million, or 12.6%, from the prior year. Operating expenses increased $2.9 million, or 13.7%. The increase was primarily due to $2.1 million, or 46.7%, in higher operating expenses at the Hancock Natural Resource Group, which included $1.0 million of expenses associated with the new northwest property management division established in December of 2002 as discussed earlier, and $1.5 million of increased incentive compensation plan expenses. Operating expenses at Independence Investment LLC increased $0.9 million, or 8.0%, based on $0.6 million of increased incentive compensation plan expenses and $0.4 million of increased severance costs associated with the closing down of their high net worth management group. At John Hancock Realty Advisors, operating expenses declined $0.3 million, or 27.3%, due to lower acquisition activity. Operating expenses were 0.34% and 0.30% of average advisory assets under management for the current and prior year quarters, respectively. Commission expenses at the Hancock Natural Resource Group were $0.2 million, down from $0.4 million, based on significant new timberland investors signed in the prior year.

      The Segment's effective tax rate on operating income rose to 39.2% from 36.2% for the prior year, primarily due to lower operating income at Independence Investment, LLC which has a lower state tax liability form of business organization. The effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Segment after-tax operating income increased $4.8 million, or 39.0%, from the prior year. The increase was primarily due to $8.5 million in higher net realized investment gains on mortgage securitizations, $4.1 in higher net investment income and $0.9 million in lower commission expenses, partially offset by $4.1 million in higher operating expenses and $0.9 million in lower fee income.

      Revenues increased $11.8 million, or 18.5%, from the prior year. Net realized investment gains on mortgage securitizations increased $8.5 million, to a gain of $9.5 million, from a gain of $1.0 million in the prior year at John Hancock Real Estate Finance. The increase in securitization gains resulted from higher profitability on two securitizations in the second quarter of 2003. Net investment income increased $4.1 million, to $11.7 million, from $7.6 million in the prior year, primarily resulting from increases in equity method income of $3.9 million on limited partnership energy investments at John Hancock Energy Resources Management due to the required adoption of fair value accounting at the limited partnership. Investment management revenues, commissions, and other fees decreased $0.9 million, or 1.6%, from the prior year. At the Company's institutional advisor, Independence Investment LLC, advisory fees were down $3.8 million, or 13.1%, from the prior year. Average assets under management this year at Independence Investment LLC were $0.3 billion less than in the prior year period, in spite of a $1.2 billion increase in actual assets under management since the end of the prior year period. The lower fees at Independence Investment LLC reflect the lower average assets under management, and a shift towards fixed income assets which have lower fee rates, a one-time performance fee in the prior year period and lower ongoing performance fees on CBO funds under management this year. Fees declined $1.6 million at the Company's Bond and Corporate Finance Group on lower assets under management compared to the prior year. These declines in fee revenue were offset by increases in property management fee income of $3.2 million at the Hancock Natural Resource Group from the new northwest property management division established in December of 2002 and $1.0 million in higher management fee income on higher assets under management. One of HNRG's strategies is to vertically integrate the timber business and the establishment of the northwest property management division is another step to implement that strategy. Management fee income was up $0.4 million at John Hancock Realty Advisors on higher assets under management. Investment management revenue, commissions and other fees were 0.39% of average advisory assets under management for both the current and prior year periods.

      Total benefits and expenses increased $3.1 million, or 7.0%, from the prior year. Operating expenses increased $4.1 million, or 9.4%, from the prior year. The increase was primarily due to $3.9 million in higher operating expenses at the Hancock Natural Resource Group, which included $2.1 million of increased incentive compensation plan expenses, $1.9 million of expenses associated with the new northwest property management division established in December of 2002 and recovery of amounts expensed in the prior year period of $0.8 million offset by $0.9 million in operating expense savings due to ongoing cost reduction efforts. Operating expenses at Independence Investment LLC increased $0.6 million, or 2.5%, resulting from increased compensation expense, severance costs associated with the closing down of their high net worth management

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

group and non-recurring prior period reductions, offset by operating expense savings from ongoing cost reduction efforts. Operating expenses at the other investment management business units were relatively flat, declining $0.4 million, or 3.7% from the prior year. Operating expenses were 0.34% and 0.30% of average advisory assets under management for the current and prior year periods, respectively. Commission expenses at the Hancock Natural Resource Group declined $0.9 million from $1.2 million in the prior year, based on significant new timberland investors signed in the prior year.

      The Segment's effective tax rate on operating income rose to 38.9% from 36.3% for the prior year, primarily due to lower operating income at Independence Investment, LLC which has a lower state tax liability form of business organization. The effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Maritime Life Segment

      In the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment which resulted in reporting the Maritime Life business as its own operating segment for the first time. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life, or Corporate and Other Segments, other than to display these businesses separately. The following table presents certain summary financial data relating to the Maritime Life Segment for the periods indicated.

                                                                       Three Months Ended   Six Months Ended
                                                                            June 30,            June 30,
                                                                         2003      2002      2003      2002
                                                                        ------------------------------------
                                                                                   (in millions)
Operating Results:
Revenue
      Premiums ......................................................   $238.0    $171.7    $453.7    $336.4
      Investment-type product fees ..................................     48.5      47.6      93.3      90.8
      Net investment income .........................................     95.9      79.8     180.4     155.4
      Investment management revenues, commissions
        and other fees ..............................................      6.9       4.0      13.1       9.6
      Other revenue .................................................      3.7       1.5       5.4       7.9
                                                                        ----------------    ----------------
          Total revenues ............................................    393.0     304.6     745.9     600.1

Benefits and expenses
      Benefits to policyholders .....................................    275.3     197.8     520.1     396.2
      Other operating costs and expenses ............................     79.2      67.6     148.2     129.8
      Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
        (losses) ....................................................      3.7       9.6       7.1      17.9
      Dividends to policyholders ....................................      4.4       4.8       8.3       7.2
                                                                        ----------------    ----------------
          Total benefits and expenses ...............................    362.6     279.8     683.7     551.1

Segmen pre-tax operating income (1) .................................     30.4      24.8      62.2      49.0
Income taxes ........................................................     11.0       8.6      22.6      17.0
                                                                        ----------------    ----------------

Segment after-tax operating income (1) ..............................     19.4      16.2      39.6      32.0

After-tax adjustments: (1)
      Net realized investment and other gains (losses), net .........      3.5     (13.0)      5.5     (11.2)
      Restructuring charges .........................................       --      (0.4)       --      (0.4)
                                                                        ----------------    ----------------
          Total after-tax adjustments ...............................      3.5     (13.4)      5.5     (11.6)
GAAP Reported:
Net income ..........................................................   $ 22.9    $  2.8    $ 45.1    $ 20.4
                                                                        ================    ================

Other Data:
Segment after-tax operating income: (1)
      Canadian protection ...........................................   $  8.3    $  7.9    $ 19.8    $ 17.6
      Canadian asset gathering ......................................      6.9       2.9      11.9       6.1
      Canadian group life & health ..................................      4.6       7.2       9.7      10.7
      Canadian corporate & other ....................................     (0.4)     (1.8)     (1.8)     (2.4)

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Segment after-tax operating income was $19.4 million an increase of 19.8%, or $3.2 million, from the prior year. This after-tax change equates to a pre-tax change of $5.6 million, attributable to the following pre-tax items. Underlying this improvement in segment after-tax operating income was a general strengthening of the Canadian dollar, contributing $2.1 million. The asset gathering business increased by $6.5 million due to $9.3 million lower amortization of deferred policy acquisition costs (DAC) relating to the separate account business, offset by $2.8 million lower fees and surrender experience. Group life and health business decreased $3.6 million primarily due to $5.2 million of lower termination reserves for long-term disability products released in the same quarter last year and $1.0 million lower experience gains in the current quarter, offset by a $2.6 million improvement in the current quarter's operations from pricing increases implemented in late 2002. The retail protection business had higher pre-tax business growth and experience gains of $3.8 million offset by reserve adjustments of $3.2 million, including a $1.4 million release of term life reserves in 2002 for good experience that was not repeated. The corporate & other business improved by $2.0 million pre-tax from the same quarter in the prior year primarily due to refinements in inter-segment overhead allocations.

      Total revenue increased 29.0%, or $88.4 million, including $27.1 million, or 8.9%, due to strengthening of the Canadian dollar. Premiums increased 38.6%, or $66.3 million, driven by the group life & health business following a recapture of significant portions of its group life, accidental death and dismemberment and long term disability reinsurance. Premiums for retail protection products increased 31.0%, or $8.0 million, including foreign exchange translation gains of $2.3 million and growth in living benefits products. Premiums in the asset gathering business increased $6.8 million, including foreign exchange translation gains, due to sales of structured settlements and other immediate annuities. Universal life and investment-type product fees increased 1.9%, or $0.9 million, from the prior year due to foreign exchange translation gains of $3.3 million offset by lower fees on lower levels of assets under management. Net investment income increased $16.1 million, including $6.6 million of foreign exchange translation gains, driven by higher assets under management. Management advisory fees increased 72.5%, or $2.9 million, from increased administrative services only business.

      Total benefits and expenses increased 29.6%, or $82.8 million, from the prior year due to strengthening of the Canadian dollar. Changes in foreign exchange rates increased benefits and expenses by 8.9%, or $25.0 million. Benefits to policyholders increased 39.2%, or $77.5 million, driven by a $51.6 million increase in the group life & health business due primarily to the reinsurance recapture discussed above. In addition, benefits to policyholders increased $12.0 million due to provision for future policy benefits in the immediate annuity business and a $13.9 million increase in the individual life products business on higher claims experience. Operating costs and expenses increased 17.2%, or $11.6 million including foreign currency translation loss of $5.4 million. DAC amortization is lower by $5.9 million due to improved investment performance.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Segment after-tax operating income was $39.6 million, an increase of $7.6 million, or 23.8%, from the prior year. Underlying this improvement in segment after-tax operating income is a general strengthening of the Canadian dollar, contributing $4.3 million. The asset gathering business increased by $9.3 million pre-tax due to lower DAC amortization of $13.5 million, driven by investment performance, offset by a $3.4 million decrease in fees from assets under management and $0.8 million on lower experience margins. The retail protection business increased 13.0%, or $3.6 million pre-tax, from the prior year. The increase in the retail protection business was driven by $2.8 million in foreign exchange translation gains and general business growth as well as $2.4 million in positive experience. Changes in the reserves for future policy benefits in both the comparable period last year and the current period resulted in a net decrease of $1.6 million. The group life & health pre-tax operations decreased 6.7%, or $1.1 million, driven by a $6.1 million improvement in core results offset by a change in long-term disability termination assumptions in the second quarter of 2002 that amounted to $9.9 million. In addition, current experience factors contributed a further $2.7 million variance. The corporate & other business contributed $1.4 million pre-tax.

      Total revenue increased 24.3%, or $145.8 million, driven by a $51.3 million, or 8.5%, increase due to strengthening of the Canadian dollar. Premiums increased $117.3 million, driven by the group life & health business following a recapture of significant portions of its group life, accidental death and dismemberment and long term disability reinsurance. Premiums in the retail protection business increased $9.7 million due to positive growth in living benefits products and persistency in traditional life products. Universal life and product fees increased $2.5 million from the prior year driven by a $6.4 million increase due to foreign exchange translation gains, partially offset by decline in fees of 4.5% on lower assets under management. Net investment income increased $25.0 million driven by both foreign exchange translation gains of $12.4 million and increased income on higher assets under management in the retail protection and asset gathering businesses.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Total benefits and expenses increased 24.1%, $132.6 million, from the prior year. Underlying this increase in benefits and expenses is a general strengthening of the Canadian dollar resulting in an increase of 8.5%, or $47.1 million. Benefits paid and accrued increased $123.9 million, including foreign exchange translation gains of $35.8 million. The group life & health business accounted for $89.9 million of this increase, primarily due to the reinsurance recapture discussed above. Retail protection products increased $21.1 million of the variance, driven by increased provisions for future policy benefits on traditional life products while increased annuity reserves account for the remainder. Operating costs and expenses increased 14.2%, or $18.4 million, including foreign exchange translation losses of $10.2 million, driven by operating costs partially offset by lower commissions. Operating expenses increased by $26.8 million, including foreign exchange translation losses of $8.7 million, largely driven by growth in the retail protection and asset gathering businesses and $17.5 million of higher expenses in the group life & health business due to $8.3 million of lower reinsurance allowances, and $9.2 million of higher operating expenses. Commissions are down $4.1 million, or 6.4%, due to slower sales in individual life and asset gathering products. Amortization of DAC decreased $10.8 million from the prior year due to investment performance.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                Three Months Ended  Six Months Ended
                                                                     June 30,           June 30,
                                                                  2003      2002     2003      2002
                                                                ----------------    ----------------
                                                                                    (in millions)
Operating Results:
Segment after-tax operating income(1)
      International operations ..............................   $  2.8    $  1.3    $  2.7    $  2.4
      Corporate operations ..................................    (19.5)     (6.0)    (32.5)     (6.6)
      Non-core businesses ...................................      0.6       1.1       1.9       3.0
                                                                ----------------    ----------------
          Total .............................................    (16.1)     (3.6)    (27.9)     (1.2)
After-tax adjustments: (1)
   Net realized investment and other gains (losses), net ....     13.2       5.2     180.2      (2.1)
   Restructuring charges ....................................       --       1.0        --       2.3
   Class action lawsuit .....................................       --      (0.8)       --      (0.8)
                                                                ----------------    ----------------
       Total after-tax adjustments ..........................     13.2       5.4     180.2      (0.6)

GAAP Reported:
Net income ..................................................   $ (2.9)   $  1.8    $152.3    $ (1.8)
                                                                ================    ================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.
(2) In 2002, during its start-up phase, the Federal long-term care insurance business was reported in the Corporate and Other Segment. Effective January 1, 2003, the program and its prior year results were reclassified from the Corporate and Other Segment to the Protection Segment.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Segment after-tax operating income from international operations increased $1.5 million from the prior year. Direct Foreign Operations, which consist of operations of affiliates in Southeast Asia and China, generated a $0.9 million improvement in after-tax operating loss. The second quarter of 2003 was favorable primarily due to lower foreign currency transaction losses and lower policy reserves in Singapore partially offset by lower operating results in Indonesia. Our International Group Program was $0.6 million higher due to higher earned retention income.

      Segment after-tax operating loss from corporate operations increased $13.5 million from the prior year. Investment income on corporate surplus was $9.5 million lower due to increased surplus requirements in our other business lines. Group Life after-tax operating income was $2.6 million lower reflecting a sale transaction of the Group Life business to Metlife effective May 1, 2003. Signature Fruit after-tax operating loss improved $1.8 million due to increased case volume and lower overhead costs. Our corporate owned life insurance program increased $9.7 million due to an increase in the asset base and to improved performance of the assets supporting the program. Expense increases in our corporate account were driven by a $4.1 million increase for employee costs, a $7.3 million increase for pension costs and $1.5 million increase for benefit costs.

      Segment after tax operating income from non-core businesses decreased $0.5 million from the prior year. We continue with the orderly run-off of business within this group.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Segment after-tax operating income from international operations increased $0.3 million from the prior year. Results from our Direct Foreign Operations, which consist of operations in Southeast Asia and China, were $0.3 million lower. Our International Group Program was $0.6 million higher due to higher earned retention income.

      Segment after-tax operating loss from corporate operations increased $25.9 million from the prior year. Investment income on corporate surplus was $33.7 million lower due to $8.3 million lower net investment income and increased surplus requirements in our other business lines. Group Life after-tax operating income was $1.1 million lower reflecting a sale transaction of the Group Life business to MetLife effective May 1, 2003. Our corporate owned life insurance program increased $16.3 million due to an increase in the asset base and to improved performance of the assets supporting the program. Other expense increases in our corporate account were driven by a $9.6 million increase for interest expense offset in part by operational savings.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

     Segment after tax operating income from non-core businesses decreased $1.1 million from the prior year. We continue with the orderly run-off of business within this group.

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

Asset/Liability Risk Management

      Our primary investment objective is to maximize after-tax returns within acceptable risk parameters. We are exposed to two primary types of investment risk:

o Interest rate risk, meaning changes in the market value of fixed maturity securities as interest rates change over time, and

o Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest.

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

      Management of credit risk is central to our business and we devote considerable resources to the credit analysis underlying each investment acquisition. Our corporate bond management group includes a staff of highly specialized, experienced, and well-trained credit analysts. We rely on these analysts' ability to analyze complex private financing transactions and to acquire the investments needed to profitably fund our liability requirements. In addition, when investing in private fixed maturity securities, we rely upon broad access to proprietary management information, negotiated protective covenants, call protection features and collateral protection.

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

      John Hancock is able to hold to this investment strategy over the long term, both because of its strong capital position, the fixed nature of its liabilities and the matching of those liabilities with assets, and because of the experience gained through many decades of a consistent investment philosophy. We generally intend to hold all of our fixed maturity investments to maturity to meet liability payments, and to ride out any unrealized gains and losses over the long term. However, we do sell bonds under certain circumstances, such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Overall Composition of the General Account

     Invested assets, excluding separate accounts, totaled $74.7 billion and $67.1 billion as of June 30, 2003 and December 31, 2002, respectively. Although the portfolio composition has not significantly changed at June 30, 2003 as compared to December 31, 2002, invested assets have grown 11.3% over the year, with the fixed maturity securities increasing $6.6 billion. The following table shows the composition of investments in the general account portfolio.

                                                    As of June 30,              As of December 31,
                                                         2003                          2002
                                            --------------------------------------------------------------
                                                Carrying         % of          Carrying         % of
                                                  Value          Total          Value           Total
                                            --------------------------------------------------------------
                                              (in millions)                 (in millions)
Fixed maturity securities (1)............        $54,214.1        72.6%      $ 47,598.4          70.9%
Mortgage loans (2).......................         12,434.3        16.6         11,805.7          17.6
Real estate..............................            279.1         0.4            318.6           0.5
Policy loans (3).........................          2,110.1         2.8          2,097.2           3.1
Equity securities........................          1,128.4         1.5            968.6           1.4
Other invested assets (4)................          3,088.0         4.1          2,937.8           4.4
Short-term investments...................            288.4         0.4            211.2           0.3
Cash and cash equivalents (5)............          1,197.6         1.6          1,190.6           1.8
                                            --------------------------------------------------------------
       Total invested assets.............        $74,740.0       100.0%      $ 67,128.1         100.0%
                                            ==============================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $585.7 million and $593.3 million as of June 30, 2003 and December 31, 2002, respectively. The total fair value of the fixed maturity security portfolio was $54,258.9 million and $47,648.0 million, at June 30, 2003 and December 31, 2002 respectively.
(2) The fair value for the mortgage loan portfolio was $13,658.5 million and $12,726.1 million as of June 30, 2003 and December 31, 2002, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Other invested assets as of December 31, 2002 contains a receivable of $471.1 million from Allmerica Financial Corporation pursuant to the Company's agreement to reinsure Allmerica's fixed universal life insurance business. At June 30, 2003, the acquisition accounting was finalized and these assets are reflected in the proper line items in the portfolio detail above.
(5) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of June 30, 2003, fixed maturity securities represented 72.6% of general account invested assets with a carrying value of $54.2 billion, comprised of 60.8% public securities and 39.2% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. The Company has established a long-term target of limiting investments in below investment grade bonds to 8% of invested assets by 2005 for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

      The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

of investment grade debt as defined by rating agencies such as S&P and Moody's (i.e., BBB /Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

      The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                                      ----------------------------------------------------------------
                                                              As of June 30,                As of December 31,
                                                                   2003                            2002
                                                      ----------------------------------------------------------------
   SVO                  S&P Equivalent                    Carrying          % of          Carrying          % of
Rating (1)             Designation (2)                 Value (3)(4)(5)     Total      Value (3)(4)(5)      Total
----------------------------------------------------------------------------------------------------------------------
                                                        (in millions)                  (in millions)
    1       AAA/AA/A.............................          $24,050.4         44.8%        $20,635.7          43.9%
    2       BBB..................................           23,786.6         44.4          21,107.5          44.9
    3       BB...................................            2,347.9          4.4           2,626.7           5.6
    4       B....................................            1,695.1          3.1           1,223.5           2.6
    5       CCC and lower........................            1,169.5          2.2             776.4           1.7
    6       In or near default...................              578.9          1.1             635.3           1.3
                                                      ----------------------------------------------------------------
            Total................................           53,628.4        100.0%         47,005.1         100.0%

            Redeemable preferred stock...........              585.7                          593.3
                                                      ----------------------------------------------------------------
            Total Fixed Maturities...............          $54,214.1                      $47,598.4
                                                      ================================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 180 securities that are awaiting an SVO rating, with a carrying value of $3,518.4 million as of June 30, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $50.0 million invested in the Company's credit-linked note program, $30.0 million of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2002 the Company had $55.0 million invested in the Company's credit linked program, $10.0 million of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $45.0 million of written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from a AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $97.9 million of SVO Rating 2, $589.6 million of SVO Rating 3, and $211.8 million of SVO Rating 4 underlying securities are included as $685.3 million of SVO Rating 1, $160.5 million of SVO Rating 2 and $53.5 million of SVO Rating 3 as of June 30, 2003 and $94.0 million of SVO Rating 2, $718.0 million of SVO Rating 3, and $141.3 million of SVO Rating 4 underlying securities are included as $753.2 million of SVO Rating 1, $150.1 million of SVO Rating 2 and $50.0 million of SVO Rating 3 as of December 31, 2002. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of June 30, 2003 and December 31, 2002, the maximum amount that can be recovered under this provision was $96.3 million and $82.3 million, respectively.

     The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments are investment grade, with 89.2% and 88.8% of fixed maturity investments invested in Category 1 and 2 securities as of June 30, 2003 and December 31, 2002, respectively. Below investment grade bonds were 10.8% and 11.2% of fixed maturity investments and 7.7% and 7.8% of total invested assets as of June 30, 2003 and December 31, 2002, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

     Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available,

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread, which is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer and the Bond Investment Committee. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of June 30, 2003 and December 31, 2002, 40.5% and 49.9% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $578.9 million and $635.3 million as of June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003 and December 31, 2002, $8.7 million and $10.7 million, respectively of interest on bonds near default was included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      Bonds rated Category 5 by the SVO increased by $571.6 million for the quarter and $393.1 million for the six month period ended June 30, 2003. Approximately $159 million of the increase for the quarter was due to upgrades of Category 6 bonds and market appreciation of existing bonds in this category. The remaining increase is due primarily to the downgrade by the SVO of $435.2 million of bonds whose public ratings did not change during the quarter. These bonds were either split rated or rated higher by the major rating agencies and the SVO moved them to the lower level during the quarter. We do not believe that these downgrades represent a deterioration in the credit of these securities and we are appealing approximately $250 million of these downgrades with the SVO and expect to see upgrades in the coming quarters.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holding are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of June 30, 2003 and December 31, 2002 was limited to approximately $1,482 million and $990 million, respectively, or 16.6% and 12.6% of our total MBS/ABS portfolio and 2.7% and 2.1% of our total fixed maturity securities holdings, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

     The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

             Fixed Maturity Securities -- By Industry Classification

                                                                          As of June 30, 2003
                                      ---------------------------------------------------------------------------------------------
                                                                        Carrying
                                                                        Value of
                                                                     Securities with               Carrying Value of
                                                            Net           Gross          Gross      Securities with        Gross
                                       Total Carrying   Unrealized     Unrealized     Unrealized   Gross Unrealized     Unrealized
                                            Value       Gain (Loss)       Gains          Gains          Losses            Losses
                                      ---------------------------------------------------------------------------------------------
                                                                             (in millions)
Corporate securities:
     Banking and finance............       $ 7,004.8     $  463.2      $ 6,241.9        $  478.1        $  762.9          $ (14.9)
     Communications.................         3,367.9        267.0        3,104.7           295.9           263.2            (28.9)
     Government.....................         3,022.7        151.5        1,584.6           168.6         1,438.1            (17.1)
     Manufacturing..................         7,961.0        521.9        6,744.6           619.2         1,216.4            (97.3)
     Oil & gas......................         5,074.5        375.5        4,469.9           453.8           604.6            (78.3)
     Services / trade...............         2,825.1        241.4        2,629.9           254.6           195.2            (13.2)
     Transportation.................         3,155.8        112.1        2,334.7           230.7           821.1           (118.6)
     Utilities......................         9,864.0        500.4        7,620.9           705.2         2,243.1           (204.8)
     Other..........................           188.9         18.7         185.9             18.8             3.0             (0.1)
                                      ---------------------------------------------------------------------------------------------
   Total corporate securities.......        42,464.7      2,651.7       34,917.1         3,224.9         7,547.6           (573.2)

Asset-backed and mortgage-
    backed securities...............         8,954.4        314.6        7,100.5           508.4         1,853.9           (193.8)
U.S. Treasury securities and
    obligations of U.S. government
    agencies........................           189.2          8.9          150.0             9.0            39.2             (0.1)
Debt securities issued by foreign
    governments (1) ................         1,925.8        251.7        1,813.4           257.4           112.4             (5.7)
Obligations of states and political
    subdivisions....................           680.0         32.0          461.8            33.3           218.2             (1.3)
                                     ---------------------------------------------------------------------------------------------
     Total..........................       $54,214.1     $3,258.9      $44,442.8        $4,033.0        $9,771.3          $(774.1)
                                      =============================================================================================

(1) Includes $1,641.7 million in debt securities held by Maritime Life, our Canadian insurance subsidiary, and issued and fully supported by the Canadian federal, provincial or municipal governments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

             Fixed Maturity Securities -- By Industry Classification

                                                                         As of December 31, 2002
                                        --------------------------------------------------------------------------------------------
                                                                            Carrying
                                                                            Value of
                                                                           Securities
                                                                              with                   Carrying Value of
                                                                              Gross        Gross      Securities with      Gross
                                         Total Carrying   Net Unrealized   Unrealized    Unrealized  Gross Unrealized   Unrealized
                                              Value        Gain (Loss)        Gains        Gains          Losses          Losses
                                        --------------------------------------------------------------------------------------------
                                                                                (in millions)
Corporate securities:
     Banking and finance..............     $ 6,036.6     $  234.8         $ 4,872.9      $  286.8      $ 1,163.7        $   (52.0)
     Communications...................       2,317.5         87.7           1,867.3         140.0          450.2            (52.3)
     Government.......................       2,596.5        121.3           1,825.7         140.3          770.8            (19.0)
     Manufacturing....................       7,410.3        209.2           5,672.5         396.7        1,737.8           (187.5)
     Oil & gas........................       4,457.3         90.4           3,416.9         280.5        1,040.4           (190.1)
     Services / trade.................       2,553.0        132.2           2,196.8         149.2          356.2            (17.0)
     Transportation...................       2,900.9         37.8           2,194.0         167.7          706.9           (129.9)
     Utilities........................       9,087.5       (137.5)          5,937.5         400.8        3,150.0           (538.3)
     Other............................         158.7          9.8             148.5          11.2           10.2             (1.4)
                                        -------------------------------------------------------------------------------------------
   Total corporate securities.........      37,518.3        785.7          28,132.1       1,973.2        9,386.2         (1,187.5)

Asset-backed and mortgage-
    backed securities.................       7,853.8        145.6           6,133.1         424.1        1,720.7           (278.5)
U.S. Treasury securities and
    obligations of U.S. government
    agencies..........................         221.7         10.7             205.9          10.9           15.8             (0.2)
Debt securities issued by foreign
    governments (1)...................       1,663.4        175.5           1,643.0         178.4           20.4             (2.9)
Obligations of states and political
    subdivisions......................         341.2         24.4             337.8          24.5            3.4             (0.1)
                                        -------------------------------------------------------------------------------------------
     Total............................     $47,598.4     $1,141.9         $36,451.9      $2,611.1      $11,146.5        $(1,469.2)
                                        ===========================================================================================

(1) Includes $1,298.1 million in debt securities held by Maritime Life, our Canadian insurance subsidiary, and issued and fully supported by the Canadian federal, provincial or municipal governments.

      As of June 30, 2003 and December 31, 2002, there are gross unrealized gains of $4,033.0 million and $2,611.1 million, and gross unrealized losses of $774.1 million and $1,469.2 million on the fixed maturities portfolio. As of June 30, 2003 gross unrealized losses of $774.1 million include $692.8 million, or 89.5%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $774.1 million of gross unrealized losses in the portfolio at June 30, 2003, $97.3 million was in the closed block and $33.3 million has been allocated to participating pension contractholders, leaving $643.5 million of gross unrealized losses after such allocations. The 2002 gross unrealized losses of $1,469.2 million included $1,324.3 million, or 90.1%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. Only the utilities sector has net unrealized losses as of December 31, 2002. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $1,469.2 million of gross unrealized losses in the portfolio at December 31, 2002, $191.0 is in the closed block and $62.6 million was allocated to participating pension contractholders, leaving $1,215.6 million of gross unrealized losses after such allocations.

      Manufacturing: Manufacturing is a large, diverse sector encompassing cyclical industries. Low commodity prices continue to pressure the subsectors of mining, chemicals, metals, and forest products. When the U.S. economy recovers, these cyclical subsectors should recover and the bonds of companies in these subsectors should recover as well. We have financed these subsectors though several economic cycles and will typically hold our investments until they recover in value or mature. Our portfolio also benefits from our underwriting process where we stress test each company's financial performance through a recession scenario.

      Oil & Gas: In the Oil & Gas industry, much of our unrealized loss arises from companies in emerging markets, primarily Latin America and particularly in Venezuela. Our philosophy in emerging markets is to generally lend to those companies with

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

dollar based export products such as oil companies. Emerging markets continue to experience significant stress and bond prices across most emerging market countries are down. However, our oil & gas investments are faring well as these companies have dollar based revenues to pay their debts and have continued to do so. In many cases, deals are structured so that all export revenues first pass through an offshore trust and our debt service is then paid before any dollars are released back to the company. This type of transaction is known as an export receivables deal. All of our Venezuelan transactions are structured in this manner. The strike in Venezuela raised the risk profile of our oil transactions in this country, because the investments we have in Venezuela require oil production in order for these deals to produce payments. The gross unrealized loss on our Venezuelan oil and gas holdings was $64.4 million and $107.7 million as of June 30, 2003 and December 31, 2002, respectively. The improvement in the gross unrealized loss is largely due to the end of the Venezuelan oil strike and the increases in oil production to approximately 80% of pre-strike levels. We expect further price recovery in these bonds as the market becomes comfortable that these production levels will continue.

      Transportation: The Transportation sector consists largely of air, rail, and automotive manufacturers and service companies. All of these subsectors are experiencing cyclical downturns, particularly the airline industry, having been hit both by the recession and the fallout from September 11, 2001. While most airlines are losing money, we lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles. EETC's are classified as asset-backed securities and they account for $113.5 million and $181.1 million of the $193.8 million and $278.5 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of June 30, 2003 and December 31, 2002, respectively. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      Utilities: The Utility sector has faced a number of challenges over the past few years including the California Power Crisis, the Enron bankruptcy and the recession which slowed the growth in demand. More recently, there have been issues around energy trading activities and the financial liquidity of some large merchant industry players. These events caused a general widening in utility and project finance bond spreads over the course of 2002. We expect some continued stress in this sector as owners of merchant plants work through their liquidity issues with the banks. Investors are likely to see continued restructurings and/or bankruptcy filings from those companies unable to reach agreement with the banks. Longer term, we believe the reduction in power supply from reduced capital expenditures and the shutting of inefficient plants will support a gradual rise in power prices that will help this sector recover. Thus far this year, there are a number of positive signs in this sector as power prices have increased and, most importantly, banks are more willing to refinance their maturing lines, albeit often on a secured basis. As a result, prices in power sector bonds have improved significantly, as shown by the reduction in gross unrealized loss on our utility sector bonds from $538.3 million as of December 31, 2002 to $204.8 million as of June 30, 2003.

      Asset-backed and mortgage-backed securities: As described above, as of June 30, 2003 and December 31, 2002, the main driver of the unrealized loss in this category is $113.5 million and $181.1 million of gross unrealized loss on EETC's with a GAAP book value of $695.5 million and $754.0 million, respectively. This $113.5 million and $181.1 million of gross unrealized loss represent 59% and 65% of the total gross unrealized loss in this category. EETC's are financings secured by a pool of aircraft. The vast majority of our EETC holdings ($688.3 million and $721.3 million of the $695.5 million and $754.0 million) are the most senior tranches in the EETC structure. The most senior tranches are generally structured to have an initial loan-to-value of 40-50%. Given the drop in airline passenger traffic and the financial difficulties of most of the major carriers, aircraft values have dropped significantly and hence EETC's have declined in price. We still expect, however, that most of the senior tranche EETC have enough subordination and asset coverage to ensure full and timely repayment. The major risk to this portfolio is a further decline in passenger traffic due to an extended war or increased terrorist activity, further depressing aircraft values. Thus far, we have never lost money on a senior tranche EETC even though some of aircraft backing our transactions have been leased to airlines that have gone out of business. As airlines emerge from bankruptcy and it becomes clear that most senior tranche EETC's have ample asset coverage, we expect these bonds' prices will recover.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. Bonds rated Category 5 by the SVO increased by $137.9 million for the six month period ended June 30, 2003, but the unrealized losses on these securities decreased by $42.5 million over the same period. For the quarter, bonds with gross unrealized losses rated Category 5 increased by $313.9 million while the unrealized losses on these securities increased $33.4 million. The change for the quarter is caused primarily by upgrades of Category 6 bonds and downgrades by the SVO of securities that had split ratings or higher ratings by the major rating agencies. We do not believe that these downgrades represent a deterioration in the credit of these securities and we are appealing several of these downgrades with the SVO and expect to see upgrades in the coming quarters.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                          As of June 30, 2003
                                                   -------------------------------------------------------------------
                                                      Carrying Value of
    SVO                 S&P Equivalent              Securities with Gross     % of     Gross Unrealized
 Rating (1)             Designation (2)             Unrealized Losses (3)    Total        Losses (3)     % of Total
----------------------------------------------------------------------------------------------------------------------
                                                        (in millions)                   (in millions)
     1           AAA/AA/A.......................           $4,297.7            44.9%        $(113.7)         14.9%
     2           BBB............................            2,146.9            22.4          (133.4)         17.5
     3           BB.............................            1,088.2            11.4          (131.7)         17.2
     4           B..............................            1,091.4            11.4          (195.5)         25.6
     5           CCC and lower..................              679.7             7.1          (152.5)         20.0
     6           In or near default.............              270.4             2.8           (36.9)          4.8
                                                   -------------------------------------------------------------------
                 Total..........................            9,574.3           100.0%         (763.7)        100.0%

                 Redeemable preferred stock.....              197.0                           (10.4)
                                                   -------------------------------------------------------------------
                 Total..........................           $9,771.3                         $(774.1)
                                                   ===================================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 57 securities with gross unrealized losses are awaiting an SVO rating with a carrying value of $1,709.4 million and unrealized losses of $37.8 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 17.5% and 4.9% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                        As of December 31, 2002
                                                   -------------------------------------------------------------------
                                                     Carrying Value of
    SVO                 S&P Equivalent             Securities with Gross     % of     Gross Unrealized
 Rating (1)             Designation (2)            Unrealized Losses (3)    Total        Losses (3)      % of Total
----------------------------------------------------------------------------------------------------------------------
                                                       (in millions)                    (in millions)
     1           AAA/AA/A.......................          $ 3,375.3           31.0%       $  (156.3)         10.7%
     2           BBB............................            4,267.9           39.2           (387.3)         26.6
     3           BB.............................            1,634.5           15.0           (414.4)         28.4
     4           B..............................              691.5            6.4           (222.6)         15.3
     5           CCC and lower..................              541.8            5.0           (195.0)         13.4
     6           In or near default.............              369.3            3.4            (82.1)          5.6
                                                   -------------------------------------------------------------------
                 Total..........................           10,880.3          100.0%        (1,457.7)        100.0%

                 Redeemable preferred stock.....              266.2                           (11.5)
                                                   -------------------------------------------------------------------
                 Total..........................          $11,146.5                       $(1,469.2)
                                                   ===================================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 71 securities with gross unrealized losses are awaiting an SVO rating with a carrying value of $1,677.0 million and unrealized losses of $63.4 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 15.0% and 4.3% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

 Unrealized Losses on Fixed Maturity Securities -- By Investment Grade and Age

                                                                           As of June 30, 2003
                                        -------------------------------------------------------------------------------------------
                                                      Investment Grade                          Below Investment Grade
                                        --------------------------------------------  ---------------------------------------------
                                         Carrying Value of                            Carrying Value of
                                          Securities with                              Securities with
                                         Gross Unrealized    Hedging       Market     Gross Unrealized    Hedging       Market
                                              Losses       Adjustments  Depreciation       Losses       Adjustments  Depreciation
------------------------------------------------------------------------------------  ---------------------------------------------
                                                        (in millions)                                (in millions)
Three months or less..................      $2,107.2         $  (5.2)      $ (46.3)        $  340.1       $  (8.4)    $ (43.7)
Greater than three months to
     six months.......................         931.2            (9.8)        (10.6)           289.9          (4.0)      (13.1)
Greater than six months to
     nine months......................         950.1           (11.5)        (10.8)           282.3          (4.0)      (13.8)
Greater than nine months to
     twelve months....................         236.1           (12.8)        (10.0)           176.2          (5.4)      (34.9)
Greater than twelve months............       2,220.1           (87.5)        (42.5)         2,041.1        (109.8)     (279.6)
                                        --------------------------------------------  ---------------------------------------------
Total.................................       6,444.7          (126.8)       (120.2)         3,129.6        (131.6)     (385.1)

Redeemable preferred stock............         197.0              --         (10.4)              --            --          --
                                        --------------------------------------------  ---------------------------------------------
Total.................................      $6,641.7         $(126.8)      $(130.6)        $3,129.6       $(131.6)    $(385.1)
                                        ============================================  =============================================

  Unrealized Losses on Fixed Maturity Securities -- By Investment Grade and Age

                                                                         As of December 31, 2002
                                        -------------------------------------------------------------------------------------------
                                                      Investment Grade                          Below Investment Grade
                                        --------------------------------------------  ---------------------------------------------
                                         Carrying Value of                            Carrying Value of
                                          Securities with                              Securities with
                                         Gross Unrealized    Hedging       Market     Gross Unrealized    Hedging       Market
                                              Losses       Adjustments  Depreciation       Losses       Adjustments  Depreciation
------------------------------------------------------------------------------------  ---------------------------------------------
                                                        (in millions)                                (in millions)
Three months or less..................      $2,255.2         $ (19.2)      $ (48.7)        $  276.3       $  (2.2)    $ (13.0)
Greater than three months to
     six months.......................         952.4           (16.0)        (34.1)           406.2          (7.6)     (113.8)
Greater than six months to
     nine months......................         909.1           (35.0)        (24.8)           566.4         (14.4)      (78.1)
Greater than nine months to
     twelve months....................         423.9           (12.6)        (27.7)           393.4          (5.3)      (61.4)
Greater than twelve months............       3,102.6           (70.1)       (255.4)         1,594.8         (74.9)     (543.4)
                                        --------------------------------------------  ---------------------------------------------
Total.................................       7,643.2          (152.9)       (390.7)         3,237.1        (104.4)     (809.7)

Redeemable preferred stock............         266.2              --         (11.5)              --            --          --
                                        --------------------------------------------  ---------------------------------------------
Total.................................      $7,909.4         $(152.9)      $(402.2)        $3,237.1       $(104.4)    $(809.7)
                                        ============================================  =============================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at June 30, 2003 and December 31, 2002 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of June 30, 2003 and December 31, 2002, respectively, the fixed maturity securities had a total gross unrealized loss of $515.7 million and $1,211.9 million, excluding basis adjustments related to hedging relationships. Of these totals, $367.0 million and $887.9 million, respectively, are due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $52.5 million and $283.1 million, respectively comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      As of June 30, 2003 and December 31, 2002, $314.5 million and $604.8 million, respectively, of the $515.7 million and $1,211.9 million resided in below investment grade securities with various amounts of unrealized loss for over nine months. At June 30, 2003, all of these securities were current as to the payments of principal and interest with the exception of 4 securities with a carrying value of $9.6 million and an unrealized loss of $17.1 million. Of the total $314.5 million, $137.2 million traded above 80% of amortized cost at June 30, 2003 and an additional $45.6 million traded above 80% of amortized cost within the last nine months, for a total of $182.8 million. Of the total $182.8 million in this category, utility related bonds made up $68.1 million. As described earlier, the utility sector suffered from oversupply and slower than expected demand last year. This led to many credit quality downgrades in the sector and corresponding price declines. We have seen evidence of improvement in the utility sector recently as companies have curtailed expansion plans and sold assets to conserve cash flow and strengthen their balance sheets. On the other hand, $69.5 million of this $182.8 million total comes from airline related bonds and this sector has continued to deteriorate thus far in 2003. While, as described earlier, we expect the secured nature of our positions to protect our value, the increased stress in this industry is of concern.

Unrealized Losses as of June 30, 2003

      As of June 30, 2003, the remaining portion of the unrealized loss, $131.7 million, arises from below investment grade securities that have traded below 80 percent of amortized cost for over nine months. All of these bonds are current on payments of principal and interest and we believe, based on currently available information that it is probable that these securities will continue to pay based on their original terms. We carefully track these investments to ensure our continued belief that their prices will recover. More detail on the most significant securities is contained below:

      o $45.4 million on five secured airline bonds. Three of the bonds account for the majority, $39.8 million, of the loss. These 3 bonds are all senior tranche, EETC's of an airline currently in bankruptcy. These EETC's, however, are all current due to the 18 month liquidity facility with which to make interest payments. In all three cases, the total loan balance of the senior tranche is still less than the current appraised value of the underlying aircraft. Accordingly we expect the market price of this bond to recover. Another $3.6 million is on an ETC with a major US airline that we do not expect to file for bankruptcy and hence expect the bond to recover. The remaining $2.0 million loss is on a subordinated tranche of an EETC for a major US airline not in bankruptcy. We do not expect this airline to file for bankruptcy and hence expect the bond to recover.

      o $22.0 million on a fertilizer plant that sources its natural gas from PDVSA, the Venezuelan oil company. While the cost of the natural gas is very inexpensive, there are concerns about the reliability of the supply. Furthermore the plant has experienced operating problems. Its equity sponsors, however, have supported the project with additional contributions of equity and based on our review of this credit we expect their continued support. Hence we expect the price to continue to recover.

      o $18.6 million from a structured investment based on oil and gas payments to an Argentine province. This transaction benefits from
            (1) rights to 80% of the royalty payments received by the province,
            (2) a six month debt service reserve located in the U.S., and (3) a political risk insurance policy from a major reinsurer that will take over payments in the event the government imposes transfer or currency conversion limitations. Currently, the major risk is that the local oil and gas companies are making payments to the province based on a fixed exchange rate rather than the market exchange rate. While the province is working to correct this, if it does not change we will need to dip into the debt service reserve account for a portion of the debt service payments this year and we will ultimately need to restructure our rights to royalty payments to extend beyond the maturity of our notes, so a restructuring would likely extend the term of our note with interest.

      o $11.6 million on a loan secured by a power plant in Mississippi. The plant is owned by a company currently in bankruptcy, but this asset has not been pulled into the bankruptcy and hence our loan is current. Our loan benefits from a 6 month debt service reserve with sufficient cash flow to cover debt service. We expect the equity in this project to be sold out of the bankrupt power company and the bond price to recover at that time.

      o $8.2 million on a large copper producer based in Mexico. This company has suffered from the cyclical downturn in copper prices over the past two years and insufficient capital expenditures to keep its costs competitive. The company's owners have addressed the latter issue by recently injecting fresh capital into the company to improve the efficiency of its operations. The expected improvement in copper prices due to the improving U.S. economy should also help the company and hence the bond price.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      o $6.3 million on the bond of a major telecommunications company. A major portion of the value of this company is derived from its local exchange business. The company has taken steps to deleverage and is expected to be in a positive cash flow position this year. As the company continues to reduce leverage through cost cutting and asset dispositions, we expect these securities to continue to recover in value.

      o $5.0 million on a producer of manufactured homes. Overcapacity has hurt this industry and much of the production and retailing capacity has been removed over the past several years. This company is a leader in this industry and thus has been able to weather the downturn. As the industry recovers due to the reduction of capacity, so should the value of these bonds.

      o $3.9 million from a structured receivables transaction based on the export of soybeans from a major soybean producer in Argentina. The international buyers of the soybeans make payment to an offshore trust with our debt service paid before any dollars flow back to the Argentine company. We expect this structure to continue to protect our debt service payments.

      o $3.3 million on a senior tranche franchise loan asset backed security. The underlying franchise loans are primarily to the gas/convenience sector that has experienced stress from the large new entrants such as Walmart. Nevertheless, this senior tranche is current and, based on historical and projected delinquencies, we still expect to be paid in full and expect its price to recover.

      The Company's investment grade and below investment grade bonds trading at less than 80% of amortized cost for more than one year amounted to $76.8 million in June 30, 2003 down $79.0 million or 50.7% from December 31, 2002. Three quarters of that amount is associated with U.S. dollar denominated structured receivables in Venezuela and Argentina, many of which are analyzed above. The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at June 30, 2003 and December 31, 2002 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                   June 30, 2003                  December 31, 2002
                                                           -------------------------------  -------------------------------
                                                            Carrying Value                   Carrying Value
                                                             of Securities      Gross        of Securities      Gross
                                                              with Gross     Unrealized        with Gross     Unrealized
                                                            Unrealized Loss     Loss        Unrealized Loss      Loss
                                                           -------------------------------  -------------------------------
                                                                   (in millions)                    (in millions)

Due in one year or less...............................         $  413.3         $ (14.5)         $   586.8    $   (37.9)
Due after one year through five years.................          1,860.9          (114.3)           2,574.9       (273.2)
Due after five years through ten years................          1,673.7          (203.8)           2,573.1       (429.9)
Due after ten years...................................          3,969.5          (247.7)           3,691.0       (449.7)
                                                           -------------------------------  -------------------------------
                                                                7,917.4          (580.3)           9,425.8     (1,190.7)
Asset-backed and mortgage-backed securities...........          1,853.9          (193.8)           1,720.7       (278.5)
                                                           -------------------------------  -------------------------------

Total.................................................         $9,771.3         $(774.1)         $11,146.5    $(1,469.2)
                                                           ===============================  ===============================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

       As of June 30, 2003 we had 85 securities representing 17 credit exposures that had an unrealized loss of $10 million or more. They include:

      Description of Issuer                                                  Amortized Cost   Unrealized Loss
                                                                            ----------------------------------
                                                                                         (in millions)

      Venezuelan oil company with US dollar based flows.................        $  156.8            $ (24.5)
      Major US airline .................................................            84.4              (23.7)
      Secured financings to large US airline ...........................           121.0              (23.3)
      Notes secured by leases on a pool of aircraft ....................            35.1              (22.7)
      Argentinean trust holding rights to oil and gas ..................            44.0              (22.0)
      US natural gas fired power generator .............................            85.4              (21.0)
      Joint venture with a Venezuelan oil company.......................            41.5              (19.4)
      Notes secured by leases on a pool of aircraft ....................            52.6              (18.5)
      Joint venture with a Venezuelan oil company.......................            63.3              (12.6)
      US merchant energy generator......................................            73.7              (12.6)
      Large US based merchant energy generator..........................           100.4              (12.3)
      US power generator with multiple plants  .........................           100.3              (12.3)
      Securitized investment of aircraft................................           186.3              (12.2)
      Major US airline..................................................           118.6              (11.9)
      Notes secured by leases on a pool of aircraft.....................            77.7              (11.4)
      Major US airline..................................................           150.8              (10.5)
      Finance subsidiary of US paper\wood products......................           207.0              (10.3)
                                                                           -------------------------------------
           Total........................................................        $1,698.9            $(281.2)

      Unrealized losses improved during the second quarter of 2003. As of March 31, 2003, there were 125 securities with an unrealized loss of $10 million or more with an amortized cost of $2,654.2 million and unrealized loss of $622.5 million. A major driver in the valuation of the fixed income portfolio at June 30, 2003 and December 31, 2002 was the recent reduction in traded or quoted bond prices across most industries, especially in the below investment grade categories where, in the current environment, bond market investors are very risk averse and have severely penalized issues where there is any uncertainty. This effect was most pronounced in the reduction in the traded or quoted prices of the bonds of many energy companies with merchant exposure. In the third and fourth quarters of 2002, the rating agencies downgraded a number of companies that have exposure to the merchant energy sector. These downgrades in turn created liquidity issues for a few companies and uncertainty at many others. This market sentiment, which we believe to be temporary, has led to significant reductions in the prices of virtually every energy company that has any merchant exposure, including some in our portfolio and 4 on the list above. We believe many of these issuers are taking the right steps to strengthen their balance sheets through a combination of actions such as reducing capital expenditures, scaling back trading operations, reducing dividends, and issuing equity. Thus far this year, prices in power sector bonds have improved significantly, as shown by the reduction in the gross unrealized loss on our utility bonds from $538.3 million as of December 31, 2002 to $204.8 million as of June 30, 2003. Airlines are another sector under pressure and they represent 8 names on this list. Unlike the power sector, the airline sector continues to struggle as it deals with the continued drop in traffic due to the war in Iraq and SARS. We continue to believe, however, that the secured nature of our investments will enable them to recover as the industry recovers. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

      Mortgage Loans. As of June 30, 2003 and December 31, 2002, the Company held mortgage loans with a carrying value of $12.4 billion and $11.8 billion, including $2.8 billion and $2.6 billion respectively, of agricultural loans at each period end and $9.6 billion and $9.2 billion, respectively, of commercial loans. Impaired loans comprised 1.1% and 0.4% of the mortgage portfolio as of June 30, 2003 and December 31, 2002, respectively. The Company's average historical impaired loan percentage during the period of 1997 through 2002 is 1.4%. This historical percentage is higher than the current 1.1% because the historical percentage includes some remaining problem assets of the 1990's real estate downturn, some of which are still held. Maritime Life managed $1.8 billion and $1.5 billion, respectively, of which $0.9 billion and $0.7 billion, respectively, were government-insured by the Canada Mortgage and Housing Corporation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

     The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                                  As of June 30, 2003                     As of December 31, 2002
                                      ------------------------------------------  -----------------------------------------
                                        Amortized     Carrying      % of Total      Amortized    Carrying     % of Total
                                           Cost         Value     Carrying Value       Cost        Value    Carrying Value
                                      ------------------------------------------  -----------------------------------------
                                             (in millions)                              (in millions)
Agri-business.......................    $ 1,710.6    $ 1,707.7        60.4%        $ 1,528.0    $ 1,522.0        57.8%
Timber..............................      1,115.4      1,095.0        38.8           1,091.5      1,087.8        41.3
Production agriculture..............         22.7         22.6         0.8              25.3         25.2         0.9
                                      ------------------------------------------  -----------------------------------------
    Total                               $ 2,848.7    $ 2,825.3       100.0%        $ 2,644.8    $ 2,635.0       100.0%
                                      ==========================================  =========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                        Mortgage Loans - By Property Type

                                            As of June 30, 2003          As of December 31, 2002
                                      ---------------------------------------------------------------
                                          Carrying         % of          Carrying         % of
                                           Value           Total          Value           Total
                                      ---------------------------------------------------------------
                                       (in millions)                  (in millions)
Apartment..........................       $ 2,174.2         17.5%         $ 2,063.4         17.5%
Office Buildings...................         2,975.3         23.9            2,974.6         25.2
Retail.............................         2,102.5         16.9            1,986.1         16.8
Agricultural.......................         2,825.3         22.7            2,635.0         22.3
Industrial.........................         1,149.2          9.3            1,085.8          9.2
Hotels.............................           465.7          3.7              481.1          4.1
Multi-Family.......................            36.9          0.3               40.4          0.3
Mixed Use..........................           245.0          2.0              155.2          1.3
Other..............................           460.2          3.7              384.1          3.3
                                      ---------------------------------------------------------------
     Total.........................       $12,434.3        100.0%         $11,805.7        100.0%
                                      ===============================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                                            As of June 30, 2003                As of December 31, 2002
                                ----------------------------------------------------------------------------
                                   Number       Carrying         % of          Carrying          % of
                                  Of Loans       Value           Total           Value           Total
                                ----------------------------------------------------------------------------
                                             (in millions)                   (in millions)
East North Central...........         180       $ 1,136.1           9.1%        $ 1,102.0           9.3%
East South Central...........          68           423.1           3.4             430.9           3.6
Middle Atlantic..............         144         1,466.7          11.8           1,447.4          12.3
Mountain.....................         116           510.6           4.1             492.2           4.2
New England..................         118           771.3           6.2             795.2           6.7
Pacific......................         375         2,212.3          17.8           2,139.2          18.1
South Atlantic...............         294         2,430.9          19.6           2,230.2          18.9
West North Central...........          89           450.7           3.6             450.5           3.8
West South Central...........         176           914.5           7.4             954.3           8.1
Canada.......................         850         2,118.1          17.0           1,763.8          15.0
                                ----------------------------------------------------------------------------
     Total...................       2,410       $12,434.3         100.0%        $11,805.7         100.0%
                                ============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

     The following table shows the carrying values of our mortgage loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed. The table also shows the respective ratios of these items to the total carrying value of our mortgage loan portfolio. Mortgage loans are classified as delinquent when they are 60 days or more past due as to the payment of interest or principal. Mortgage loans are classified as restructured when they are in good standing, but the basic terms, such as interest rate or maturity date, have been modified as a result of a prior actual delinquency or an imminent delinquency. All foreclosure decisions are based on a thorough assessment of the property's quality and location and market conditions. The decision may also reflect a plan to invest additional capital in a property to make tenant improvements or renovations to secure a higher resale value at a later date. Following foreclosure, we rely on our real estate investment group's ability to manage foreclosed real estate for eventual return to investment real estate status or outright sale.

                            Mortgage Loan Comparisons

                                                          As of June 30,                        As of December 31,
                                                               2003                                    2002
                                               -------------------------------------  ---------------------------------------
                                                   Carrying          % of Total            Carrying          % of Total
                                                     Value       Mortgage Loans (1)         Value        Mortgage Loans (1)
                                               -------------------------------------  ---------------------------------------
                                                 (in millions)                          (in millions)
Delinquent, not in foreclosure.............            $  2.5           --                    $  8.1            0.1%
Delinquent, in foreclosure.................              57.2           0.5                     44.4            0.4
Restructured...............................              59.5           0.5                     54.8            0.5
Loans foreclosed during period.............               --            --                      26.0            0.2
Other loans with valuation allowance (2)...              81.7           0.7                      8.9            0.1
                                               ------------------------------------------------------------------------------

   Total...................................            $200.9           1.7                   $142.2            1.3
                                               ------------------------------------------------------------------------------

Valuation allowance........................            $ 64.2                                 $ 61.8
                                               =================                       =================

(1) As of June 30, 2003 and December 31, 2002 the Company held mortgage loans with a carrying value of $12.4 billion and $11.8 billion, respectively.
(2) Increase as of June, 30 2003 is from a U.S. based forest products company that filed for bankruptcy in June 2003.

     The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $64.2 million, or 0.5% of the carrying value of the portfolio as of June 30, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

            Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                      Three Months Ended                            Six Months Ended
                                               June 30, 2003        June 30, 2002         June 30, 2003          June 30, 2002
                                          ------------------------------------------------------------------------------------------
                                            Yield      Amount     Yield    Amount      Yield      Amount      Yield      Amount
                                          ------------------------------------------------------------------------------------------
                                                    (in millions)       (in millions)          (in millions)         (in millions)
General account assets-excluding
Policy loans
     Gross income......................      5.99%    $ 1,059.2    6.75%   $   999.0   6.13%     $ 2,110.8    6.80%     $ 1,996.5
     Ending assets-excluding policy
         loans (1).....................                72,629.9             60,506.7              72,629.9               60,506.7
Policy loans
     Gross income......................      5.97%         31.5    6.21%        31.3   6.06%          63.7    6.09%          61.4
     Ending assets.....................                 2,110.1              2,022.1               2,110.1                2,022.1

         Total gross income............      5.99%    $ 1,090.7    6.73%   $ 1,030.3   6.13%     $ 2,174.5    6.77%     $ 2,057.9
         Less: investment expenses.....                   (41.4)               (51.2)                (95.9)                (108.9)
                                                      ----------           ----------            ----------             ----------
           Net investment income ......      5.76%    $ 1,049.3    6.40%   $   979.1   5.86%     $ 2,078.6    6.41%     $ 1,949.0
                                                      ==========           ==========            ==========             ==========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      Net investment income increased $70.2 million from the comparable prior year period. The increase was primarily the result of asset growth and lower investment expenses which were partially offset by the acquisition of lower yielding assets. Overall, the yield for the three months ended June 30, 2003, net of investment expenses, on the general account portfolio decreased to 5.76% from 6.40% for the three months ended June 30, 2002. The lower portfolio yield was driven primarily by lower yields on investment acquisitions. The continued drop in short-term interest rates during the year, which affects the rate reset on floating rate assets, also contributed to the declining yield. The change in yields was impacted by the following drivers:

      o As of June 30, 2003 and June 30, 2002, the Company's asset portfolio had approximately $13 billion and $12 billion of floating-rate exposure (primarily LIBOR). This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of June 30, 2003, approximately 87% of this floating rate exposure, excluding the portion that is attributable to cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 13% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended June 30, 2003, this dilutive effect was 9 basis points, compared to 12 basis points in the comparable prior year period. Adjusting for taxes, net income on these investments declined by $0.1 million for the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002.

      o The inflow of new cash for the three month period ending June 30, 2003 was invested at rates that were below the portfolio rate for the prior year period. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2002 also contributed to the decline in yields.

      Offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In the three month period ended June 30, 2003, average invested assets increased $11,655.0 million, or 19.0%, from the prior year period. In addition, investment expenses were reduced $9.8 million in the three month period ended June 30, 2003 compared to the prior year. Included are reductions in expenses associated with the sale of the Company's home office real estate properties.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      Net investment income increased $129.6 million from the comparable prior year period. The increase was primarily the result of asset growth and lower investment expenses which were partially offset by the acquisition of lower yielding assets. Overall, the yield for the six months ended June 30, 2003, net of investment expenses, on the general account portfolio decreased to 5.86% from 6.41% for the six months ended June 30, 2002. The lower portfolio yield was driven primarily by lower yields on investment acquisitions. The continued drop in short-term interest rates during the year, which affects the rate reset on floating rate assets, also contributed to the declining yield. The change in yields was impacted by the following drivers:

      o As of June 30, 2003 and June 30, 2002, the Company's asset portfolio had approximately $13 billion and $12 billion of floating-rate exposure (primarily LIBOR). This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of June 30, 2003, approximately 87% of this floating rate exposure, excluding the portion that is attributable to cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 13% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. For the six month period ended June 30, 2003, this dilutive effect was 8 basis points, compared to 9 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.4 million for the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002.

      o The inflow of new cash for the six month period ending June 30, 2003 was invested at rates that were below the portfolio rate for the prior year period. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2002 also contributed to the decline in yields.

      Offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In the six month period ended June 30, 2003, average invested assets increased $10,172.2 million, or 16.7%, from the prior year period. In addition, investment expenses were reduced $13.0 million in the six month period ended June 30, 2003 compared to the prior year. Included are reductions in corporate complex expenses and expenses associated with the sale of the Company's home office real estate properties.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Net Realized Investment and Other Gain/(Loss)

      The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                                                                    Net Realized
                                                       Gross Gain    Gross Loss      Hedging         Investment
For the Three Months Ended June 30, 2003   Impairment  On Disposal  on Disposal    Adjustments  and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) (2).......      $ (93.8)     $270.3       $(11.8)       $(80.2)            $ 84.5
Equity securities.......................         (7.9)       11.4         (3.2)           --                0.3
Mortgage loans on real estate...........           --        16.4         (3.8)        (12.0)               0.6
Real estate.............................           --         3.7         (2.9)           --                0.8
Other invested assets...................         (1.1)        0.5         (5.9)           --               (6.5)
Derivatives.............................           --          --           --          61.2               61.2
                                          ----------------------------------------------------------------------------
               Subtotal.................      $(102.8)     $302.3       $(27.6)       $(31.0)            $140.9
                                          ============================================================================

          Amortization adjustment for deferred policy acquisition costs......................             (21.7)
          Amounts credited to participating pension contractholders..........................              (5.8)
          Amounts credited to the policyholder dividend obligation...........................             (23.6)
                                                                                                ----------------------
               Total.........................................................................            $ 89.8
                                                                                                ======================

(1) Fixed Maturities gain on disposals includes $48.7 million of gains from previously impaired securities.
(2) Fixed Maturities loss on disposals includes $5.7 million of credit related losses.

                                                                                                    Net Realized
                                                       Gross Gain    Gross Loss      Hedging         Investment
For the Six Months Ended June 30, 2003    Impairment   on Disposal  on Disposal    Adjustments  and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities  (1) (2)......      $(315.7)     $328.8       $(44.6)      $(154.8)          $(186.3)
Equity securities.......................        (27.1)       34.6         (5.3)           --               2.2
Mortgage loans on real estate...........           --        20.8        (11.9)        (32.8)            (23.9)
Real estate.............................           --       240.1         (2.9)           --             237.2
Other invested assets...................        (10.3)        9.7         (1.4)           --              (2.0)
Derivatives.............................           --          --           --         127.1             127.1
                                          ----------------------------------------------------------------------------
               Subtotal.................      $(353.1)     $634.0       $(66.1)      $ (60.5)          $ 154.3
                                          ============================================================================

          Amortization adjustment for deferred policy acquisition costs......................            (15.2)
          Amounts charged to participating pension contractholders...........................              1.9
          Amounts charged to the policyholder dividend obligation............................             11.4
                                                                                                ----------------------
               Total.........................................................................          $ 152.4
                                                                                                ======================

(1) Fixed Maturities gain on disposals includes $49.3 million of gains from previously impaired securities.
(2) Fixed Maturities loss on disposals includes $22.9 million of credit related losses.

      The hedging adjustments in the fixed maturities and mortgage loans asset classes are non-cash adjustments representing the amortization or reversal of prior fair value adjustments on assets in those classes that were or are designated as hedged items in fair value hedge. When an asset or liability is so designated, its cost basis is adjusted in response to movement in interest rate. These adjustments are non-cash and reverse with the passage of time as the asset or liability and derivative mature. The hedging adjustments on the derivatives represent non-cash adjustments on derivative instruments and on assets and liabilities designated as hedged items reflecting the change in fair value of those items.

      For the three and six month periods ended June 30, 2003, net realized investment and other gains was $89.8 million and $152.4 million, respectively. For the same time periods, gross losses on impairments and on disposal of investments - including bonds, equities, mortgages and other invested assets was $130.4 million and $419.2 million, respectively, excluding hedging adjustments.

       For the three and six month periods ended June 30, 2003, we realized $270.3 million and $328.8 million of gains on disposal of fixed maturities excluding hedging adjustments, respectively. These gains resulted from managing our portfolios for

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

tax optimization and ongoing portfolio positioning, as well as $5.7 million and $22.9 million, respectively, of prepayments and approximately $48.7 million and $49.3 million, respectively, from recoveries on sales of previously impaired securities.

      For the three and six month periods ended June 30, 2003, we realized $11.8 million and $44.6 million, respectively, of losses upon disposal of bonds excluding hedging adjustments. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, the Chief Investment Officer and the Corporate Risk Officer who reports to the Chief Financial Officer. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by both our external auditors and the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for three month period ended June 30, 2003 of $103.5 million (including impairment losses of $93.8 million and $9.7 million of previously recognized gains where the bond was part of a hedging relationship). The following list shows the largest losses recognized during the quarter, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at June 30, 2003, including hedging adjustments.

Impairments and Losses on Disposals - Three Months Ended June 30, 2003

      o $25.0 million on private fixed maturity securities (including an impairment loss of $19.8 million and $5.2 million in previously recognized gains where the bond was part of a hedging relationship) on a toll road where a new competing road has decreased the traffic on the toll road, as a result the project has been unable to service its debt. We have no other holdings affected by this situation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      o $13.6 million on private fixed maturity securities (including an impairment loss of $13.5 million and $0.1 million in previously recognized gain where the bond was part of a hedging relationship) on an Australian mining company. Due to weaker commodity prices, operational difficulties, and losses on currency transactions, the company is looking to restructure its debts or sell the company. While lower commodity prices affect a broad range of credits, the unique circumstances of this company are not present in our other investments.

      o $11.0 million on public fixed maturity securities (including an impairment loss of $9.2 million and $1.8 million in previously recognized gains where the bond was part of a hedging relationship) on a utility brought into the bankruptcy of its parent that suffered from a significant amount of merchant energy exposure. Our bonds are secured by a pump storage facility. We have $42.6 million carrying value of bonds at the parent that were already impaired in a prior quarter.

      The $11.8 million of realized losses on sales of fixed maturity securities for the three months ended June 30, 2003 almost entirely arose from the sale of 4 securities with $1.0 million or more of realized loss. Of these four securities, the only significant credit loss was $4.8 million related to a power provider with a large exposure to the merchant energy markets. As we became more concerned that the banks would not renew their bank lines to this company, we sold most of our position and impaired the remaining position during the quarter and subsequently sold our remaining position in the security in early July. The remaining sales were related to general portfolio management, including the sale of below investment grade bonds to maintain our exposure below 10% of invested assets on a statutory basis. The following are the largest drivers of losses on sales over $1.0 million:

      o $4.8 million credit loss on the sale of public bonds of a power provider referred to in the above paragraph

      o $3.3 million on the sale of public bonds of a utility holding company where our position exceeded our single credit limits due to a downgrade of the company. This sale brought our holdings of this company in compliance within our limits.

      o $2.6 million on US Treasuries that were sold as part of our ongoing asset/liability interest rate risk management.

      o $1.1 million on the sale of public bonds of another power provider with a significant exposure to the merchant energy markets and our concern over their ability to renew their bank lines.

Impairments and Losses on Disposals - Six Months Ended June 30, 2003

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for the first six months of 2003 of $334.7 million (including impairment losses of $315.7 million, and $19.0 million of previously recognized gains where the bond was part of a hedging relationship). The following list shows the largest losses recognized year to date, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at June 30, 2003, including hedging adjustments.

      o $37.6 million (including an impairment loss of $37.3 million and $0.3 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a large, national farmer-owned dairy co-operative. Margins have been squeezed due to a supply/demand imbalance, high input costs and high leverage, due in part to a recent acquisition. Despite a large favorable outcome on a lawsuit, depressed commodity prices in this environment have continued to put pressure on the company to rationalize their operations as was evident in their recently released annual financial statements. Given our subordinated position in the capital structure, and unlikely improvement near term, we have impaired the security to the market level. We have no other loans to dairy companies that are impacted by this same combination of factors.

      o $27.3 million on public fixed maturity securities relating to a large North American transportation provider to a variety of industries that has struggled to emerge from bankruptcy due to litigation with a subsidiary, tax claims by the IRS, and most recently, a claim by a regulatory agency. We have further impaired the security and anticipate reorganization out of bankruptcy within the next two quarters. These circumstances are unique to this issuer.

      o $25.9 million (including an impairment loss of $23.2 million and $2.7 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a special purpose company created to sublease aircraft to two major US airlines. This investment is the subordinated tranche in a multi-tier structure of an Enhanced Equipment Trust Certificate (EETC). One of the airlines has recently indicated that it will not honor the original lease rates on the aircraft in this investment. Hence, with the loan exceeding the current value of the securities, we have impaired the security to the market level. While we do have an investment in the senior tranche of this EETC, the senior tranche exposure is still less than the current market value of the underlying

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            planes and the senior tranche has an 18 month liquidity facility. Therefore, we do not anticipate a loss on the senior tranche.

      o $25.0 million on private fixed maturity securities (including an impairment loss of $19.8 million and $5.2 million in previously recognized gains where the bond was part of a hedging relationship) on a toll road where a new competing road has decreased the traffic on the toll road and hence the project has been unable to service its debt. We have no other holdings affected by this situation.

      o $14.1 million on public fixed maturity securities relating to a subordinated holding company structure comprised of ownership interests in three power generation facilities in the western US. Due to the severe overcapacity in the power markets and the lack of an off take provider for the potential power generated from the plants, this subordinated interest in the facilities is unlikely to be able to be refinanced at its maturity date in the second quarter and hence we have fully impaired these securities, accordingly these securities have no remaining carrying value. The overcapacity in the power markets have put stress on all power producers as we discuss in our sector commentary.

      o $13.6 million on private fixed maturity securities relating to an Australian mining company. Due to weaker commodity prices, operational difficulties, and losses on currency transactions, the company is looking to restructure its debts or sell the company. While lower commodity prices affect a broad range of credits, the unique circumstances of this company are not present in our other investments.

      o $11.0 million on public fixed maturity securities (including an impairment loss of $9.2 million and $1.8 million in previously recognized gains where the bond was part of a hedging relationship) of a utility brought into the bankruptcy of its parent that suffered from a significant amount of merchant energy exposure. Our bonds are secured by a pump storage facility. We have $42.6 million carrying value of bonds at the parent that were already impaired in a prior quarter.

      o $11.0 million on private fixed maturity securities secured by aircraft leased by a large U.S. airline. This airline is seeking to reduce its lease rates as a small part of its larger efforts to reduce costs to avoid bankruptcy. This impairment is based on the expected reduction in the lease rates. We have $53.2 million of other ETC's backed by leases to this airline. The airline has not requested a change in the lease rates on the aircraft backing these investments.

      o $9.7 million on public fixed maturity securities relating to a manufacturer of composite and building materials. This company has struggled to emerge from bankruptcy due to numerous lawsuits and a disagreement between the banks and noteholders. Hence the price of these securities has declined and we are further impairing them down to current market levels. These circumstances are unique to this issuer.

      o $9.6 million on public fixed maturity securities relating to an unregulated power and pipeline energy company that became insolvent due to a fall in profitability in its merchant energy business, downgrades from the rating agencies, and a lack of liquidity due to the call on cash collateral requirements after the downgrades. We have impaired the security to market levels. The overcapacity in the power markets have put stress on all power producers as we discuss in our sector commentary.

      o $9.4 million on public fixed maturity securities relating to a special purpose financing company which owns an interest in a gas fired power plant in the UK with long-term fixed price contracts that are significantly above market in today's depressed pricing environment. In early 2003, the banks decided to pursue a fire sale of the power plant. We have impaired this loan to the discounted value of our likely recovery from such a sale. We have two other loans with a total carrying value of $99.6 million to companies participating in the UK power market. $59.3 million is backed by a UK pump storage facility investment where debt service coverages have been reduced by the weak environment for power in the U.K., but we continue to anticipate positive debt service coverages for this investment. $40.3 million is a loan to the owner of a UK regional electric company. Regional electric companies have monopolies to distribute and supply power to their regions thus are less affected by the over supply of power.

      o $9.4 million (including an impairment loss of $7.5 million and $1.9 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to an asset backed pool of franchise loans primarily focused in the gas/convenience store sector. This sector has been hit hard by rising delinquencies by franchisees and significant declines in operating margins. During the first quarter of 2003, delinquencies increased by almost 50% from previous reports thus we have impaired the security according to EITF

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

            99-20. We have $151.0 million of other exposure to franchise loan ABS, all of which are senior tranches, and none of which currently require impairment under EITF 99-20.

      Of the $44.6 million of realized losses on sales of fixed maturity securities for the six months ended June 30, 2003, $ 22.9 million was credit related, $37.9 million arose from the sale of 8 securities with $1.0 million or more of realized loss. The only significant realized losses year to date were $16.7 million on the sale of the bonds of a major healthcare service provider (late in the first quarter, the SEC announced that they had discovered massive accounting fraud at that company and thus its bond and stock prices plummeted; due to this significant event and the uncertainty over the future of the company due to the ongoing SEC investigation, we sold our position), and $4.8 million on the sale of bonds of a power provider with a large exposure to the merchant energy markets. As we became more concerned that the banks would not renew their bank lines to this company, we sold most of our position and impaired the remaining position that was subsequently sold in early July. These were the only sales of significance that we consider credit losses, i.e. sold at less than 80% of amortized cost. All other sales were related to general portfolio management, including the sale of a number of below investment grade bonds to maintain our exposure below 10% of invested assets on a statutory basis. The following are the losses on sales over $1.0 million:

      o $16.7 million credit loss on the sale of public bonds of a major healthcare service provider as referred to in above paragraph

      o $4.8 million credit loss on the sale of public bonds of a power provider referred to in the above paragraph.

      o $4.6 million on US Treasuries that were sold as part of our ongoing asset/liability interest rate risk management.

      o $3.3 million on the sale of public bonds of a utility holding company where our position exceeded our single credit limits due to a downgrade of the company. This sale brought our holdings of this company in compliance within our limits.

      o $3.1 million on the sale of public bonds of an oil & gas company's bonds by one of subsidiary managers. This manager sold this position to reduce its below investment grade exposure.

      o $2.2 million on the sale of public bonds of an oil & gas pipeline company in order to maintain our below investment grade holdings below 10% of invested assets on a Statutory basis.

      o $2.1 million on the sale of public bonds of an unregulated power generating company. This bond was sold after a downgrade created a credit limit violation.

      o $1.1 million on the sale of public bonds of another power provider with a significant exposure to the merchant energy markets and our concern over their ability to renew their bank lines.

      There were no other sales with losses more than $1 million and no other sales of bonds at less than 80% of amortized cost, which we would consider as credit losses. These sales helped reduce our below investment grade holdings and accomplished other portfolio objectives.

      The Company recorded losses due to other than temporary impairments of CDO equity and other invested assets of $1.1 million and $10.3 million for the three and six month periods ended June 30, 2003, respectively. Equity in these CDOs take the first loss risk in a pool of high yield debt and hence under perform in a high yield default environment. These impairments were recognized using the guidance in EITF 99-20. We have a total remaining carrying value of $44.1 million and $48.7 million of CDO equity as of June 30, 2003 and December 31, 2002, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $7.9 million and $27.1 million for the three and six month periods ended June 30, 2003, respectively, as the result of market values falling below cost for more than six months.

      The Company recorded a gain of $0.6 million and a loss $23.9 million on mortgage loans for the three and six month periods ended June 30, 2003 (of which $12.0 million and $32.8 million, respectively were losses on hedging adjustments). Included are losses of $8.0 million and $20.1 million respectively for the three and six months ended June 30, 2003, associated with losses on agriculture mortgages.

       There were also gains of $11.4 million and $34.6 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $0.5 million and $9.7 million from the sale of other invested assets, and gains of $3.7 million and $240.1 million resulting from the sale of real estate for the three and six month periods ended June 30, 2003, respectively. Net derivative activity resulted in a gain of $61.2 million for the three months ended June 30, 2003 and $127.1 million for the six months ended June 30, 2003, resulting from a slightly larger impact

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

from interest rate changes on the Company's fair value of hedged and non-hedged items in comparison to the changes in fair value of its derivatives.

      For the three and six month period ended June 30, 2002, net realized investment and other losses were $139.0 million and $224.7 million, respectively. Gross losses on impairments and on disposal of investments - including bonds, equities, mortgages, real estate, and other invested assets were $278.7 million and $392.9 million, respectively, excluding hedging adjustments.

      The Company recorded losses due to other than temporary impairments of fixed maturities of $194.9 million and $280.0 million for the three and six months periods ended June 30, 2002, excluding hedging adjustments. The primary other than temporary impairments on fixed maturities for the six months ended June 30, 2002 were $45.5 million on securities issued by the holding company of a large domestic power producer that was downgraded to below investment grade status in July 2002 due to liquidity concerns, $18.4 million on securities of an Australian power project that failed to produce benefits expected from the deregulation of that country's power industry, $22.1 million on structured financings due as a result of ongoing negotiations with a borrower to restructure debt, $15.0 million on a redeemable preferred stock of a large domestic farm cooperative due to the cyclical nature of the business and a heavy debt load, $19.2 million on redeemable preferred stock of a technology based manufacturer of engineering products with a tight liquidity position, $14.4 million on a large energy company that filed for bankruptcy in late 2001, and $10.1 million on a water supply and distribution system in Argentina. Writedowns of CBO/CDO fixed maturity investments were $37.2 million recorded in the first quarter of 2002.

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

      Canadian insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. Maritime Life, our Canadian life insurance subsidiary, is subject to restrictions on dividend payments to its holding company, John Hancock Canadian Holdings, Ltd, by Canadian regulators. Maritime Life may not make dividend payments which would make its minimum continuing capital and surplus ratio fall below 150%, as required by the Office of the Superintendent of Financial Institutions. Maritime Life's minimum continuing capital and surplus ratio is measured annually, and was 192% as of December 31, 2002.

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

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of June 30, 2003, $47,837.0 million, or 89.2% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $5,791.4 million, or 10.8% of fixed maturity investments, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided by operating activities was $1,333.5 million and $1,299.6 million for the six months ended June 30, 2003 and 2002, respectively. The $33.9 million increase in cash provided by operating activities for the first six months in 2003 compared to the same period in 2002 resulted from increases in policy liabilities and accruals and investment income receipts, offset by decrease to premium and fee receipts and increased expenses, taxes and other assets net of other liabilities.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Net cash used in investing activities was $2,797.0 million and $3,825.4 million for the six months ended June 30, 2003 and 2002, respectively. The $1,028.4 million decrease in cash used in the first six months of 2003 as compared to the same period in 2002 resulted from a $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003 and a $394.8 million reduction in net acquisitions of fixed maturities offset somewhat by a $147.0 million increase in net acquisitions of short term investments and other invested assets during the six months ended June 30, 2003 as compared to the same period in the prior year.

       Net cash provided by financing activities was $1,470.5 million and $2,053.9 million for the six months ended June 30, 2003 and 2002, respectively. The $583.4 million decrease in the first six months of 2003 as compared to the same period in 2002 resulted from a $637.4 million decrease in deposits and a $505.4 million increase in cash payments made on withdrawals of universal life insurance and investment-type contracts offset somewhat by $389.9 million in funds from the Consumer Notes program initiated in the second half of 2002, and a $235.0 million decline in treasury stock acquired due to the suspension of activity under the stock repurchase program. Deposits on universal life insurance and investment-type contracts exceeded withdrawals by $1,198.9 million and $2,341.7 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

      On October 26, 2000, the Company announced that its Board of Directors authorized a stock repurchase program, with no termination date, under which the Company was authorized to purchase up to $500 million of its outstanding common stock. On August 6, 2001, the Company's Board of Directors authorized a $500 million increase to the stock repurchase program. On June 21, 2002, the Company's Board of Directors authorized a second increase of $500 million to the stock repurchase program, bringing the total amount authorized to be used to repurchase Company stock to $1.5 billion. Under the stock repurchase program, purchases have been and will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions. Through June 30, 2003, the Company has repurchased 29.9 million shares with a total cost of $1,068.8 million, of which 0.4 million shares were repurchased in 2003 at a cost of $11.6 million. The 2003 repurchase activity consisted primarily of the acquisition of certain restricted stock from key executives of the Company. The proceeds from some of these purchases were used by the executives to repay loans under a discontinued stock ownership and loan program. The outstanding loans under that program, which were grandfathered under the Sarbanes-Oxley Act of 2002, have been repaid in full at the request of the Company's Board of Directors. At June 30, 2003, the Company was not actively repurchasing its common stock but will continue to assess when it might resume repurchases of its common stock under the stock repurchase program.

      Cash flow requirements are also supported by a committed line of credit of $1.0 billion, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Inc., The Bank of New York, The Bank of Nova Scotia, Fleet Securities, Inc. and JPMorgan Securities, Inc., and an effective shelf registration statement which initially provided for the issuance, from time to time, of up to $1 billion of the Company's debt and equity securities. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewed effective July 25, 2003) and a second multi-year facility for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement has no material adverse change clause, and includes, among others, the following covenants: minimum requirements for JHFS shareholder's equity, maximum limit on the capitalization ratio and a negative pledge clause (with exceptions) as well as limitations on subsidiary debt. The line of credit also contains cross-acceleration provisions. The fee structure is determined by the rating levels of JHFS or the life operating company such that a downgrade would result in higher fees. To date, we have not borrowed any amounts under the line of credit. On November 29, 2001, JHFS sold, under the $1.0 billion shelf registration statement, $500.0 million in 7-year senior unsecured notes at a coupon of 5.625% with the proceeds used for general corporate purposes. Covenants contained in this issue include, among others, limitations on the disposition of and liens on the stock of the Life Company. This issue also contains cross-acceleration provisions. The remaining capacity of the shelf registration is currently $500.0 million.

      As of June 30, 2003, we had $1,494.3 million of principal amounts of debt outstanding consisting of $498.9 million of medium-term bonds, $447.5 million of surplus notes, $293.1 million of Canadian debt, $64.9 million of other notes payable (excluding $131.6 million in non-recourse debt for Signature Fruit and a Signature Funding CDO) and $189.9 million in commercial paper. Also not included here is the $137.9 million SFAS 133 fair value adjustment to interest rate swaps held for the Surplus Notes. During the six months ended June 30, 2003, the Company issued in aggregate $1,165.0 million in commercial paper, of which $190.0 million was outstanding at June 30, 2003. In addition, the Company has outstanding $680.1 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $200,000 of aggregate principal, and mature at a variety of specific dates in the future covenants in this program include, among others, limitations on liens.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      $275 million in letters of credit for JH Reassurance Company, guaranteed by the Company, are subject to rating triggers that require the posting of deposits (within three business days) as additional collateral if JHFS, or the Life Company, as the case may be, rating levels fall below designated rating levels. Currently, JHFS and the Life Company's ratings are several levels away from a triggering event for the guaranteed letters of credit. Failure to make such deposit under one or more of the guaranteed letters of credit could trigger the cross-acceleration provisions in other financing agreements, including the line of credit referenced above. Certain of these guaranteed letters of credit incorporate the financial covenants from the line of credit as well as contain cross-default and cross-acceleration provisions.

      The Company's primary operating subsidiary is John Hancock Life Insurance Company. The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios are reported annually and monitored continuously. The Company's risk-based capital ratios of all our insurance subsidiaries as of year end were significantly above the ranges that would require regulatory action.

      The following table summarizes the Company's information about contractual obligations and other commercial commitments by due date and expiration date as of June 30, 2003. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment. Other commercial commitments are those commitments entered into by the Company with known expiration dates. These obligations are inputs into the Company's asset liability management system described elsewhere in this document.

                   Contractual Obligations as of June 30, 2003

                                                                             Payments due by period
                                                     -----------------------------------------------------------------------
                                                                    Less than 1
                                                         Total          year       1-3 years     4-5 years   After 5 years
                                                     -----------------------------------------------------------------------
                                                                                 (in millions)
Debt...............................................    $ 1,435.9     $   54.1      $   45.7      $   26.3      $ 1,309.8
Consumer notes.....................................      1,250.3         16.1          99.4         152.3          982.5
GIC's..............................................      7,004.3        943.4       2,971.0       1,390.3        1,699.6
Funding agreements.................................     14,072.5      1,060.6       4,864.1       3,516.8        4,631.0
Institutional structured settlements...............      1,671.9         17.5          36.7          38.7        1,579.0
Annuity certain contracts..........................      1,638.4        295.4         418.5         365.8          558.7
Investment commitments.............................      2,188.3      2,185.7           2.6            --             --
Other insurance liabilities........................         66.8         44.6            --           0.5           21.7
Operating lease obligations........................        952.9         57.0         200.7         181.5          513.7
Other long--term obligations........................          --           --            --            --             --
                                                     -----------------------------------------------------------------------
     Total contractual cash obligations............    $30,281.3     $4,674.4      $8,638.7      $5,672.2      $11,296.0
                                                     =======================================================================

                Other Commercial Commitments as of June 30, 2003

                                                                                Payments due by
                                                     -----------------------------------------------------------------------
                                                     Total Amounts  Less than 1
                                                       Committed        year       1-3 years     4-5 years    Over 5 years
                                                     -----------------------------------------------------------------------
                                                                                 (in millions)
Lines of credit....................................          --           --            --            --             --
Standby letters of credit..........................       $ 0.1           --         $ 0.1            --             --
Guarantees.........................................         2.9        $ 0.6           1.5         $ 0.8             --
Standby repurchase obligations.....................          --           --            --            --             --
Other commercial commitments.......................          --           --            --            --             --
Other commitments..................................         0.7          0.7            --            --             --
                                                     -----------------------------------------------------------------------
     Total contractual cash obligations............       $ 3.7        $ 1.3         $ 1.6         $ 0.8             --
                                                     =======================================================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Forward-Looking Statements

      The statements, analyses, and other information contained herein relating to trends in John Hancock Financial Services, Inc.'s, (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their potential effects on the Company, may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws and the proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries; Massachusetts insurance law, and similar Canadian laws, may restrict the ability of John Hancock Life Insurance Company and The Maritime Life Assurance Company to pay dividends within the consolidated group; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) declines or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels; (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our shareholders; (13) there are a number of provisions in our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our shareholder rights plan, that will prevent or discourage takeovers and business combinations that our shareholders might otherwise consider to be in their best interests; (14) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (15) we face investment and credit losses relating to our investment portfolio, including, without limitation, the risks associated with the evaluation and determination by our investment professionals of the fair value of investments as well as whether or not any investments have been impaired on an other than temporary basis; (16) we may experience volatility in net income due to changes in standards for accounting for derivatives, consolidations and other changes or from new interpretations of accounting standards that must be applied retroactively; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect the statutory surplus of John Hancock Life Insurance Company; (19) future interpretations of NAIC Actuarial Guidelines may require us to establish additional statutory reserves for guaranteed minimum death benefits under variable annuity contracts; (20) we may be unable to retain personnel who are key to our business; (21) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (22) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources; (23) we face unforeseen liabilities arising from an acquisition and dispositions of businesses, and (24) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position.

      Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the United States Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Capital Markets Risk Management

      The Company maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business operations.

      To mitigate these risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset / liability risk management (ALM) professionals centralizes the Life Insurance Company's and its subsidiaries' implementation of the interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy and with formal approval granted from the New York Insurance Department. The Company's use of derivative instruments is monitored on a regular basis by the Company's Investment Compliance Department and reviewed quarterly with senior management and the Committee of Finance of the Company's wholly-owned subsidiary, John Hancock Life Insurance Company (the Company's Committee of Finance).

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

Credit Risk

      The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below-investment-grade holdings. We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies such as Moody's and Standard & Poor's, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the (1) levels assumed in product pricing, (2) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to the external benchmarks and consistent with priced-for-levels.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, the Chief Investment Officer, and the Corporate Risk Officer who reports to the Chief Financial Officer. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of the analysis are reviewed by the Life Company's Committee of Finance, a subcommittee of the Board of Directors, quarterly. To supplement this process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated , (3) information, or fraudulent financial statements, could be provided to our investment professionals who determine the fair value estimates and other than temporary impairments and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value.

      Any of these situations could result in a charge to earnings in a future period to the extent of the impairment charge recorded. Because the majority of our portfolio is classified as available-for-sale and held at fair value with the related unrealized gains (losses) recorded in shareholders' equity, the charge to earnings would not have a significant impact on shareholders' equity.

      As of June 30, 2003 and December 31, 2002, the Company's fixed maturity portfolio, excluding redeemable preferreds, was comprised of 89.2% and 88.8% investment grade securities and 10.8% and 11.2% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this approach involves a targeted duration mismatch of zero with an operational tolerance of less than +/-18 days, with other techniques used for limiting exposure to non-parallel risk. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, should interest rates increase by 100 basis points, the fair value of an asset with a 5-year duration is expected to decrease in value by approximately 5.0%. For non-guaranteed rate products we apply scenario-modeling techniques to develop investment policies with what we believe to be the optimal risk/return tradeoff given our risk constraints. Each scenario is based on near term reasonably possible hypothetical changes in interest rates that illustrate the potential impact of such events.

      We project asset, liability and derivatives cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of June 30, 2003 and December 31, 2002, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $38,785.2 million and $36,143.0 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of June 30, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed segments (including derivatives), based on our targeted mismatch of zero, but could be -/+ $19.4 million based on our operational tolerance of 18 days.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of June 30, 2003 and December 31, 2002, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $36,781.8 million and $32,982.6 million, respectively. A rate shock (as defined above) as of June 30, 2003 would decrease the fair value of these assets by $1,481.7 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities and derivatives, thus minimizing the impact on surplus.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Derivative instruments such as futures contracts and interest rate swaps are used to hedge interest rate risk in our asset and liability portfolios, in support of our duration management programs. Under both interest rate risk management methods described above, we perform comprehensive quarterly assessments of interest rate risk and compare those results to our investment guidelines. Any deviations outside of operational tolerances are immediately correct using derivative instruments. Additionally, we monitor duration mismatch on an effective "real time" basis and apply derivatives as needed to eliminate deviations from our target duration mismatches.

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

      As of January 1, 2001, the Company adopted SFAS No. 133, which became effective for all companies reporting under GAAP in the United States. Briefly stated, SFAS No. 133 requires that all derivative instruments must be recorded as either assets or liabilities on the Company's balance sheet, with quarterly recognition thereafter of changes in derivative fair values through its income statement. The income effect of derivatives that meet all requirements of a "qualified hedge" under SFAS No. 133 guidance may be offset, in part or in its entirety, by recognition of changes in fair value on specifically identified underlying hedged-items. These hedged-items must be identified at the inception of the hedge and may consist of assets, liabilities, firm commitments or forecasted transactions. Depending upon the designated form of the hedge (i.e., fair value or cash flow), changes in fair value must either be recorded immediately through income or through shareholders' equity (other comprehensive income) for subsequent amortization into income.

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of June 30, 2003. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                                   As of June 30, 2003
                                     ---------------------------------------------------------------------------------
                                                                                        Fair Value
                                                                      ------------------------------------------------
                                                         Weighted
                                         Notional      Average Term   -100 Basis Point     As of     +100 Basis Point
                                          Amount          (Years)        Change (2)       6/30/03       Change (2)
                                     ---------------------------------------------------------------------------------
                                                     (in millions, except for weighted average term)
Interest rate swaps...............      $  24,378.1          9.5          $(1,017.6)        $(874.4)       $(711.3)
CMT swaps.........................             53.4          0.9                1.1             1.0            1.0
Futures contracts (1).............            223.2          7.1               (7.2)            0.5            8.8
Interest rate caps................          1,069.2          5.4               19.1            24.1           34.0
Interest rate floors..............          4,593.0          6.9              263.1           136.7           67.0
Swaptions.........................             30.0         21.9               (9.0)           (4.4)          (1.6)
                                     -----------------                ------------------------------------------------
   Totals.........................      $  30,346.9          9.0          $  (750.5)        $(716.5)       $(602.1)
                                     =================                ================================================

(1)   Represents the notional value of open contracts as of June 30, 2002.
(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

     Our non-exchange-traded derivatives are exposed to the possibility of loss from a counterparty failing to perform its obligations under terms of the derivative contract. We believe the risk of incurring losses due to nonperformance by our counterparties is remote. To manage this risk, Company procedures include the (a) on-going evaluation of each counterparty's credit ratings, (b) the application of credit limits and monitoring procedures based on an internally developed , scenario-based risk assessment system, (c) quarterly reporting of each counterparty's "potential exposure", (d) master netting agreements and, (e) the use of collateral agreements. Futures contracts trade on organized exchanges and, therefore, have effectively no credit risk.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Equity Risk

      Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant that we hold in our portfolio. In order to reduce our exposure to market fluctuations on some of our common stock portfolio, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on their underlying equity securities. Our equity collars are comprised of an equal number of purchased put options and written call options, each with strike rates equidistant from the stock price at the time the contract is established. As of June 30, 2003 and December 31, 2002, the fair value of our equity securities portfolio was $172.6 million and $152.9 million. The fair value of our equity collar agreements as of June 30, 2003 and December 31, 2002 was $3.6 million and $12.6 million. A hypothetical 15% decline in the June 30, 2003 value of the equity securities would result in an unrealized loss of approximately $20.0 million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair value of any unhedged common stock holdings will rise or fall with equity market and company-specific trends. In certain cases the Company classifies its equity holdings as trading securities. Gains and losses, both realized and unrealized, on equity securities classified as trading, are part of investment returns related to equity indexed universal life insurance policies sold at Maritime Life and are included in benefits to policyholders. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

      Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international operations, our Maritime Life Segment and the issuance of certain foreign currency-denominated funding agreements sold to non-qualified institutional investors in the international market. We don not hedge the exposure form our international operations or our Maritime Life Segment. We apply currency swap agreements to hedge the exchange risk inherent in our funding agreements denominated in foreign currencies. We also have exposure that arises from owning fixed maturity securities that are denominated in foreign currencies. We use currency swap agreements to hedge the foreign currency risk of these securities (both interest and principal payments). At June 30, 2003 and December 31, 2002, the fair value of our foreign currency denominated fixed maturity securities was approximately $976.8 million and $799.3 million. The fair value of our currency swap agreements at June 30, 2003 and December 31, 2002 supporting foreign denominated bonds was $(183.8) million and $(24.5) million.

      We estimate that as of June 30, 2003, a hypothetical 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to the Canadian dollar.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 4. CONTROLS and PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION of MATTER to a VOTE of SECURITY HOLDERS

      The matters set forth below were acted on at the annual meeting of the stockholders of the Company held on May 12, 2003. The Company solicited proxies for the annual meeting pursuant to the Securities and Exchange Commission's Regulation 14; there was no solicitation in opposition to board of director's nominees for director as listed in the Company's proxy statement.

      Robert E. Fast, Michael C. Hawley, R. Robert Popeo and Robert J. Tarr, Jr. were each re-elected as directors to three-year terms ending on the date of the annual meeting of stockholders in 2006 and when their successors are duly elected and qualified.

      143,605,683 shares were voted in favor of Mr. Fast's election and 33,557,472 shares were withheld. 157,099,040 shares were voted in favor of Mr. Hawley's election and 20,064,115 shares were withheld. 173,257,350 shares were voted in favor of Mr. Popeo's election and 3,905,805 shares were withheld. 171,451,438 shares were voted in favor of Mr. Tarr's election and 5,711,717 shares were withheld.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

a)    Exhibits

Exhibit
Number    Description
------    -----------

10.1 Third Amendment dated as of July 25, 2003 to the $1,000,000,000 Credit Agreement dated as of August 3, 2000, as amended, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, JPMorgan Chase Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, The Bank of New York, as Documentation Agent (364-Day Revolver) and Wachovia Bank, National Association as Documentation Agent (364-Day Revolver), Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Bookrunners and Joint Lead Arrangers

10.2 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and James M. Benson dated April 1, 2003. +

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

-------
+         Management contract or compensatory plan or arrangement.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

b)    Reports on Form 8-K.

      During the Second Quarter of 2003 the Company filed the following Current Reports on Form 8-K:

      On April 30, 2003, the Company filed a Current Report on Form 8-K dated April 30, 2003 reporting under Item 5 thereof that beginning in 2003 the operations of The Maritime Life Assurance Company ("Maritime Life"), its Canadian insurance operations, would be reported as a separate operating segment.

      On May 2, 2003, the Company filed a Current Report on Form 8-K, dated May 1, 2003 reporting under Item 5 and Item 7 thereof the Company's operating and financial results for the first quarter of 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JOHN HANCOCK FINANCIAL SERVICES, INC.

Date: August 7, 2003                       By: /s/ THOMAS E. MOLONEY
                                               ---------------------
                                               Thomas E. Moloney
                                               Senior Executive Vice
                                               President and Chief Financial
                                               Officer