Form 10-Q
period 2003-09-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2003-11-10
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

      Number of shares outstanding of our only class of common stock as of October 31, 2003:

                                   289,311,235

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,
                                                                        2003         December 31,
                                                                     (Unaudited)        2002
                                                                    -----------------------------
                                                                           (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: September 30--$1,586.7; December 31--$1,781.8) ..   $     1,561.0   $     1,732.2
   Available-for-sale--at fair value
   (cost: September 30--$49,747.3; December 31--$44,755.0) ......        52,681.9        45,847.3
   Trading securities--at fair value
   (cost: September 30--$40.4; December 31-- $18.9) .............            40.8            18.9
Equity securities:
   Available-for-sale--at fair value
   (cost: September 30--$673.9; December 31--$624.7) ............           795.3           672.3
   Trading securities--at fair value
   (cost: September 30--$372.2; December 31--$287.5) ............           375.9           296.3
Mortgage loans on real estate ...................................        12,534.9        11,805.7
Real estate .....................................................           263.8           318.6
Policy loans ....................................................         2,107.8         2,097.2
Short-term investments ..........................................            92.2           211.2
Other invested assets ...........................................         3,109.0         2,937.8
                                                                    -------------   -------------

   Total Investments ............................................        73,562.6        65,937.5

Cash and cash equivalents .......................................         1,590.0         1,190.6
Accrued investment income .......................................           942.6           785.9
Premiums and accounts receivable ................................           270.2           217.1
Deferred policy acquisition costs ...............................         4,172.3         3,996.3
Reinsurance recoverable .........................................         2,171.7         1,777.2
Other assets ....................................................         3,486.1         3,132.2
Separate account assets .........................................        22,673.4        20,827.3
                                                                    -------------   -------------

   Total Assets .................................................   $   108,868.9   $    97,864.1
                                                                    =============   =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                 September 30,
                                                                                     2003          December 31,
                                                                                 (Unaudited)           2002
                                                                                 ------------------------------
                                                                                         (in millions)
Liabilities and Shareholders' Equity
Future policy benefits .......................................................   $    44,383.0    $    39,657.0
Policyholders' funds .........................................................        23,012.2         23,054.4
Consumer notes ...............................................................         1,059.6            290.2
Unearned revenue .............................................................         1,038.4            895.8
Unpaid claims and claim expense reserves .....................................           238.3            205.6
Dividends payable to policyholders ...........................................           628.3            585.7
Short-term debt ..............................................................           316.1            348.9
Long-term debt ...............................................................         1,483.0          1,450.3
Income taxes .................................................................         1,855.5          1,096.8
Other liabilities ............................................................         3,903.5          3,078.3
Separate account liabilities .................................................        22,673.4         20,827.3
                                                                                 -------------    -------------

      Total Liabilities ......................................................       100,591.3         91,490.3

Minority interest ............................................................           160.4            162.7

Commitments and contingencies - Note 4

Shareholders' Equity
Common stock, $.01 par value; 2.0 billion shares authorized; 319.3 million
   and 317.5 million shares issued, respectively .............................             3.2              3.2
Additional paid in capital ...................................................         5,153.6          5,127.9
Retained earnings ............................................................         2,347.9          1,614.0
Accumulated other comprehensive income .......................................         1,681.5            523.2
Treasury stock, at cost (30.0 million and 29.5 million
   shares, respectively) .....................................................        (1,069.0)        (1,057.2)
                                                                                 -------------    -------------

   Total Shareholders' Equity ................................................         8,117.2          6,211.1
                                                                                 -------------    -------------

   Total Liabilities and Shareholders' Equity ................................   $   108,868.9    $    97,864.1
                                                                                 =============    =============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Three Months Ended         Nine Months Ended
                                                                                      September 30,              September 30,
                                                                                    2003         2002          2003         2002
                                                                                  -----------------------------------------------
                                                                                           (in millions, except per share data)
Revenues
   Premiums ...................................................................   $ 1,034.3    $   806.7    $ 2,782.4   $ 2,512.7
   Universal life and investment-type product fees ............................       209.5        212.7        617.8       613.5
   Net investment income ......................................................     1,038.5        968.6      3,117.1     2,917.6
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation ($(35.5) and $27.4 for the three months ended September 30,
     2003 and 2002 and $(33.5) and $(5.6) for the nine months ended
     September 30, 2003 and 2002, respectively) ...............................       (58.3)       (30.7)        94.1      (255.4)
   Investment management revenues, commissions and other fees .................       138.9        129.3        393.0       419.7
   Other revenue ..............................................................        67.2         56.3        199.8       183.0
                                                                                  ---------    ---------    ---------   ---------

Total revenues ................................................................     2,430.1      2,142.9      7,204.2     6,391.1

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation
     ($(29.8) and $10.9 for the three months ended September 30, 2003 and
     2002 and $(43.0) and $0.4 for the nine months ended September 30,
     2003 and 2002, respectively) .............................................     1,522.9      1,303.4      4,274.3     4,002.2

   Other operating costs and expenses .........................................       439.2        333.3      1,253.9     1,116.6
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses) ($(5.7)
     and $16.5 for the three months ended September 30, 2003 and 2002 and
     $9.5 and $(6.0) for the nine months ended September 30, 2003 and
     2002, respectively) ......................................................        64.8        151.1        218.2       299.9
   Dividends to policyholders .................................................       161.0        143.6        443.6       438.3
                                                                                  ---------    ---------    ---------   ---------

   Total benefits and expenses ................................................     2,187.9      1,931.4      6,190.0     5,857.0
                                                                                  ---------    ---------    ---------   ---------

Income before income taxes ....................................................       242.2        211.5      1,014.2       534.1

Income taxes ..................................................................        51.4         53.4        280.3       131.2
                                                                                  ---------    ---------    ---------   ---------

Net income ....................................................................   $   190.8    $   158.1    $   733.9   $   402.9
                                                                                  =========    =========    =========   =========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                      Three Months Ended  Nine Months Ended
                                                        September 30,       September 30,
                                                       2003         2002  2003         2002
                                                      -------------------------------------
                                                      (in millions, except per share data

Basic earnings per common share:
Net income ........................................   $  0.66   $  0.55   $  2.55   $  1.38
                                                      -------   -------   -------   -------

Diluted earnings per common share:
Net income ........................................   $  0.66   $  0.54   $  2.54   $  1.37
                                                      -------   -------   -------   -------

Share data:
Weighted-average shares used in basic earnings
   per common share calculations ..................     287.7     289.5     287.4     293.0

     Dilutive securities:
     Stock options ................................       1.0       1.0       0.9       1.4
     Non-vested stock .............................       0.3       0.3       0.2       0.3
                                                      -------   -------   -------   -------

Weighted-average shares used in diluted earnings
   per common share calculations ..................     289.0     290.8     288.5     294.7
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                  Additional            Accumulated Other                Total
                                          Common   Paid In    Retained    Comprehensive    Treasury  Shareholders'    Outstanding
                                          Stock    Capital    Earnings    Income (Loss)      Stock      Equity          Shares
                                          ----------------------------------------------------------------------------------------
                                                         (in millions, except outstanding share data in thousands)

Balance at July 1, 2002 ...............   $3.2    $5,114.4     $1,451.5     $  317.0       $  (918.8)   $5,967.3        292,192.9

Options exercised .....................                2.9                                                   2.9            205.6
Restricted stock ......................                2.0                                                   2.0               --
Forfeitures of restricted stock
Issuance of shares for board
   compensation .......................                0.1                                                   0.1              1.9
Treasury stock acquired ...............                                                       (124.9)     (124.9)        (4,046.5)

Comprehensive income:
   Net income .........................                           158.1                                    158.1

Other comprehensive income, net of tax:
   Net unrealized gains (losses) ......                                        (67.2)                      (67.2)
   Net accumulated gains (losses)
     on cash flow hedges ..............                                        161.6                       161.6
   Foreign currency translation
     adjustment .......................                                        (22.1)                      (22.1)
   Minimum pension liability ..........                                          1.2                         1.2
                                                                                                        --------
Comprehensive income ..................                                                                    231.6
                                          ----------------------------------------------------------------------------------------

Balance at September 30, 2002 .........   $3.2    $5,119.4     $1,609.6     $  390.5       $(1,043.7)   $6,079.0        288,353.9
                                          ========================================================================================

Balance at July 1, 2003 ...............   $3.2    $5,147.4     $2,157.1     $1,771.5       $(1,068.8)   $8,010.4        289,113.0

Options exercised .....................                2.6                                                   2.6            164.3
Restricted stock ......................                3.5                                                   3.5               --
Forfeitures of restricted stock .......                                                                                      (2.6)
Issuance of shares for board
   compensation .......................                0.1                                                   0.1              2.9
Treasury stock acquired ...............                                                         (0.2)       (0.2)

Comprehensive income:
   Net income .........................                           190.8                                    190.8

Other comprehensive income, net of tax:
   Net unrealized gains (losses) ......                                        (55.5)                      (55.5)
   Net accumulated gains (losses)
     on cash flow hedges ..............                                        (36.9)                      (36.9)
   Foreign currency translation
     adjustment .......................                                          0.7                         0.7

   Minimum pension liability ..........                                          1.7                         1.7
                                                                                                        --------
Comprehensive income ..................                                                                    100.8
                                          ----------------------------------------------------------------------------------------

Balance at September 30, 2003 .........   $3.2    $5,153.6     $2,347.9     $1,681.5       $(1,069.0)   $8,117.2        289,277.6
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                    Additional            Accumulated Other                Total
                                           Common    Paid In    Retained    Comprehensive    Treasury  Shareholders' Outstanding
                                            Stock    Capital    Earnings    Income (Loss)      Stock      Equity       Shares
                                           -------------------------------------------------------------------------------------
                                                        (in millions, except outstanding share data, in thousands)

Balance at January 1, 2002 ...............   $3.2   $5,099.3   $1,206.7      $  228.0      $  (672.2)   $5,865.0      297,430.1

Options exercised ........................              12.4                                                12.4          847.7
Restricted stock issued ..................               4.4                                                 4.4          637.8
Restricted stock amortization ............               3.1                                                 3.1
Forfeitures of restricted stock ..........              (0.1)                                               (0.1)          (8.7)
Issuance of shares for board
   compensation ..........................               0.3                                                 0.3            5.1
Treasury stock acquired ..................                                                    (371.5)     (371.5)     (10,558.1)

Comprehensive income:
   Net income ............................                        402.9                                    402.9

Other comprehensive income, net of tax:
   Net unrealized gains (losses) .........                                      (24.6)                     (24.6)
   Net accumulated gains (losses)
     on cash flow hedges .................                                      176.9                      176.9
   Foreign currency translation
     adjustment ..........................                                        6.5                        6.5
   Minimum pension liability .............                                        3.7                        3.7
                                                                                                        --------
Comprehensive income .....................                                                                 565.4
                                           -------------------------------------------------------------------------------------

Balance at September 30, 2002 ............   $3.2   $5,119.4   $1,609.6      $  390.5      $(1,043.7)   $6,079.0      288,353.9
                                           =====================================================================================

Balance at January 1, 2003 ...............   $3.2   $5,127.9   $1,614.0      $  523.2      $(1,057.2)   $6,211.1      287,978.6

Options exercised ........................               6.6                                                 6.6          442.9
Restricted stock .........................              18.4                                                18.4        1,245.6
Forfeitures of restricted stock ..........              (0.1)                                               (0.1)          (4.8)
Issuance of shares for board
   compensation ..........................               0.8                                                 0.8           30.1
Treasury stock acquired ..................                                                     (11.8)      (11.8)        (414.8)

Comprehensive income:
   Net income ............................                        733.9                                    733.9

Other comprehensive income, net of tax:
   Net unrealized gains (losses) .........                                      971.7                      971.7
   Net accumulated gains (losses)
     on cash flow hedges .................                                       72.2                       72.2
   Foreign currency translation
     adjustment ..........................                                      109.5                      109.5
   Minimum pension liability .............                                        4.9                        4.9
                                                                                                        --------
Comprehensive income .....................                                                               1,892.2
                                           -------------------------------------------------------------------------------------

Balance at September 30, 2003 ............   $3.2   $5,153.6   $2,347.9      $1,681.5      $(1,069.0)   $8,117.2      289,277.6
                                           =====================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                           2003          2002
                                                                                         -----------------------
                                                                                               (in millions)
Cash flows from operating activities:
   Net income .........................................................................  $    733.9   $    402.9
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount - fixed maturities ......................................       (24.4)       (89.6)
     Net realized investment and other (gains) losses .................................       (94.1)       255.4
     Change in deferred policy acquisition costs ......................................      (320.4)      (216.2)
     Depreciation and amortization ....................................................        44.1         47.5
     Net cash flows from trading securities ...........................................      (101.5)        47.5
     Increase in accrued investment income ............................................      (156.7)       (74.7)
     Increase in premiums and accounts receivable .....................................       (53.1)       (83.5)
     Increase in other assets and other liabilities, net ..............................      (166.9)       (35.9)
     Increase in policy liabilities and accruals, net .................................     1,716.2      1,551.8
     Increase in income taxes .........................................................       166.0         77.3
                                                                                         ----------   ----------

       Net cash provided by operating activities ......................................     1,743.1      1,882.5

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ..............................................     9,481.7      3,706.3
     Equity securities available-for-sale .............................................       257.2        328.4
     Real estate ......................................................................        97.5         70.2
     Short-term investments and other invested assets .................................       162.6         89.8
     Home Office properties ...........................................................       887.6           --
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity ................................................       190.9        131.1
     Fixed maturities available-for-sale ..............................................     2,902.5      2,281.6
     Short-term investments and other invested assets .................................       816.9        369.7
     Mortgage loans on real estate ....................................................       976.6        990.9
   Purchases of:
     Fixed maturities held-to-maturity ................................................       (77.3)       (11.8)
     Fixed maturities available-for-sale ..............................................   (16,235.3)   (10,506.7)
     Equity securities available-for-sale .............................................      (260.6)      (153.7)
     Real estate ......................................................................       (32.7)       (14.3)
     Short-term investments and other invested assets .................................    (1,305.9)      (750.7)
   Mortgage loans on real estate issued ...............................................    (1,522.2)    (1,655.5)
   Net cash paid related to acquisition of businesses .................................        (3.8)          --
   Other, net .........................................................................      (167.3)        32.4
                                                                                         ----------   ----------

       Net cash used in investing activities ..........................................  $ (3,831.6)  $ (5,092.3)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                2003              2002
                                                                               ------------------------
                                                                                   (in millions)
Cash flows from financing activities:
   Acquisition of treasury stock ...........................................   $    (11.8)   $   (371.5)
   Universal life and investment-type contract deposits ....................      7,077.9       7,474.9
   Universal life and investment-type contract maturities and withdrawals ..     (5,304.0)     (4,287.3)
   Issuance of consumer notes ..............................................        769.4            --
   Issuance of short-term debt .............................................        148.4          69.0
   Repayment of long-term debt .............................................         (4.6)        (47.9)
   Repayment of short-term debt ............................................       (127.9)        (18.0)
   Net (decrease)increase in commercial paper ..............................        (59.5)        144.8
                                                                               ----------    ----------

       Net cash provided by financing activities ...........................      2,487.9       2,964.0
                                                                               ----------    ----------

       Net increase (decrease) in cash and cash equivalents ................        399.4        (245.8)

       Cash and cash equivalents at beginning of period ....................      1,190.6       1,313.7
                                                                               ----------    ----------

       Cash and cash equivalents at end of period ..........................   $  1,590.0    $  1,067.9
                                                                               ==========    ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Financial Services, Inc. (the Company) is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. As outlined in Note 11
- Significant Event, the Company has entered into a merger agreement with Manulife Financial Corporation (Manulife) which is expected to close early in the second quarter of 2004, pending necessary regulatory and shareholder approvals.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2002 included in the Company's Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2002 Form 10-K). The Company's financial statements, news releases, quarterly financial supplements and other information are available on the internet at www.jhancock.com, under the link labeled "Investor Relations." In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.

The balance sheet at December 31, 2002, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The acquisitions described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the dates of acquisition. The purchase prices were allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase prices over the estimated fair values, if any, recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue, net income and earnings per share for the periods indicated, to demonstrate the proforma effect of the acquisitions and of the disposal as if they occurred on January 1, 2002.

                                   Three Months Ended September 30,                Nine Months Ended September 30,
                              2003                   2002                    2003                    2002
                            Proforma     2003      Proforma     2002       Proforma      2003      Proforma       2002
                          ---------------------------------------------------------------------------------------------
                                                           (in millions, except per share data)

Revenue ...............   $ 2,430.1   $ 2,430.1   $ 2,175.6   $ 2,142.9   $ 7,237.6   $ 7,204.2   $ 6,484.8   $ 6,391.1

Net income ............       190.8       190.8       160.5       158.1       735.6       733.9       411.4       402.9

Earnings per share ....        0.66        0.66        0.55        0.54        2.55        2.54        1.40        1.37

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Acquisitions:

On July 8, 2003, The Maritime Life Assurance Company (Maritime Life), a majority owned Canadian subsidiary of the Company, completed its purchase of the insurance business of Liberty Health, a Canadian division of US-based Liberty Mutual Insurance Company, through a reinsurance agreement for approximately $97.5 million. Through the agreement, Maritime Life assumed the entire business of Liberty Health, including its group life, group disability and group health divisions, as well as its individual health insurance business. The agreement is subject to certain contingencies currently being negotiated that will impact the ultimate determination of goodwill and value of business acquired intangible assets. There was no impact on the Company's results of operations from the acquired insurance business during 2002 or the first six months of 2003.

On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

Disposal:

On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003, and closed November 4, 2003.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                               2003           2002   2003           2002
                                                               -------------------   --------------------
                                                                  (in millions, except per share data)
Net income, as reported ....................................   $ 190.8     $ 158.1   $ 733.9     $ 402.9
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects ......       3.4         1.3      18.0         4.6
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net
   of related tax effects ..................................       9.7        14.1      39.1        43.6
                                                               -------     -------   -------     -------
Proforma net income ........................................   $ 184.5     $ 145.3   $ 712.8     $ 363.9
                                                               =======     =======   =======     =======
Earnings per share
Basic:
      As reported ..........................................   $  0.66     $  0.55   $  2.55     $  1.38
      Proforma .............................................      0.64        0.50      2.48        1.24
Diluted:
      As reported ..........................................      0.66        0.54      2.54        1.37
      Proforma .............................................      0.64        0.50      2.47        1.23

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

SOP 03-1 will be effective for the Company's financial statements on January 1, 2004. The Company is currently evaluating the impact of adopting SOP 03-1 on its consolidated financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that certain financial instruments be classified as liabilities on issuer balance sheets, including those instruments that are issued in shares and are mandatorily redeemable, those instruments that are not issued in shares but give the issuer an obligation to repurchase previously issued equity shares, and certain financial instruments that give the issuer the option of settling an obligation by issuing more equity shares. The adoption of SFAS No. 150 had no impact on the Company's consolidated financial position, results of operations or cash flows.

SFAS No. 149 - Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45--"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

On October 1, 2003, the Company adopted DIG B36 and has determined that certain of its reinsurance receivables/payables and insurance products contain embedded derivatives requiring bifurcation, specifically in modified coinsurance agreements and in participating pension contracts. The adoption of DIG B36, with respect to the Company's modified coinsurance agreements, decreased net income with a cumulative effect of accounting charge of $10.6 million (net of tax of $5.7 million) as of October 1, 2003. The Company is in the process of determining the impact of the adoption of DIG B36 on its participating pension contracts. Although permitted by DIG B36, no reclassification of securities from the held-to-maturity or available-for-sale categories to the trading category was made.

FASB Interpretation 46 - Consolidation of Variable Interest Entities, an Interpretation of ARB No. 5, as deferred by FASB Staff Position No. FIN 46-6

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46) which attempts to clarify the consolidation accounting guidance in Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) as it applies to certain entities in which equity investors which do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (VIEs).

Controlling financial interests of a VIE are identified by the exposure of a party to a majority of either the VIE's expected losses or its residual rewards, or both. Such parties are primary beneficiaries of the VIEs and FIN 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated.

Additional liabilities recognized as a result of consolidating VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle the additional liabilities recognized as a result of consolidating these VIEs.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

However, in accordance with FIN 46, it is possible that if the Company consolidates some of these VIEs, the Company may, as a result, report lower consolidated net income and resulting lower consolidated shareholder's equity in the short or intermediate term even though the Company's shareholders do not have direct economic exposure to the additional VIE losses recognized. These losses would ultimately reverse when the Company's status as primary beneficiary lapses. Refer to Note 3 - Relationships with Variable Interest Entities below, and Note 1- Summary of Significant Accounting Policies in the Company's 2002 Form 10-K for a more complete discussion of the Company's relationships with VIEs, their assets and liabilities, and the Company's maximum exposure to loss as a result of its involvement with them.

In October 2003, the FASB directed the FASB staff to issue FASB Staff Position No. FIN 46-6 (FSP FIN 46-6). FSP FIN 46-6 defers the effective date of FIN 46 for interests held by public entities in VIEs or potential VIEs dating from before February 1, 2003. The consolidation requirements of FIN 46 for these interests are now scheduled to be effective on December 31, 2003. The consolidation requirements of FIN 46 remain applicable to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. The Company has not entered into primary beneficiary relationships with any VIEs since January 31, 2003.

The Company will adopt FIN 46 on December 31, 2003. The Company will apply the provisions of FIN 46 prospectively, and is currently estimating the impact on its consolidated financial position, results of operations and cash flows of consolidating those VIEs for which the Company is the primary beneficiary.

SFAS No. 148 - Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation which is an optional alternative method of accounting presented in SFAS No. 123, "Accounting for Stock Based Compensation." In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 is effective for fiscal years ending after December 2002. The Company adopted the fair value provisions of SFAS No. 123 on January 1, 2003 and utilized the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002. In the first nine months of 2003 the Company granted 638,000 stock options to senior management and recorded $0.9 million, net of tax of $0.4 million, of related compensation expense. The Company has adopted the disclosure provisions of SFAS No. 148, see Note 1--Summary of Significant Accounting Policies, Stock-Based Compensation above.

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

FASB Interpretation No. 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain types of guarantees to be recorded by the guarantor as liabilities at fair value. This differs from previous practice, which generally required recognition of a

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

liability only when a potential loss was deemed to be probable and was reasonably estimable in amount. FIN 45 does not apply to guarantees that are accounted for under existing insurance accounting principles. FIN 45 requires more extensive disclosures of certain other types of guarantees, including certain categories of guarantees which are already accounted for under specialized accounting principles, such as SFAS No. 133, even when the likelihood of making any payments under the guarantee is remote.

Disclosure requirements are effective for financial statements for interim or annual periods ending after December 31, 2002. Refer to Note 1 - Summary of Significant Accounting Policies and Note 11 - Commitment, Guarantees and Contingencies in the Company's 2002 Form 10-K for additional discussion and disclosure of FIN 45. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's consolidated financial position, results of operations or cash flows.

SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information

In the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment which resulted in the break-out of the Maritime Life business as its own operating segment and the reclassification of 2002 results for the Federal long-term care insurance business to the Protection Segment. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The following discussion presents the results of our segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life, or Corporate and Other Segments, other than to display these businesses separately. The reclassification associated with the Federal long-term care insurance business has no impact on segment after-tax operating income, or net income of the business. The reclassification increased Protection Segment after-tax operating income and decreased Corporate and Other Segment after-tax operating income by $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2002.

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

Amounts reported as segment adjustments in the tables below primarily relate to:

      (i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs, amounts credited to participating pension contractholder accounts and policyholder dividend obligation (the adjustment for net realized investment and other gains (losses) excludes gains and losses from mortgage securitizations because management views the related gains and losses as an integral part of the core business of those operations),

      (ii) restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office in 2002, cost of this nature are not reported as a segment adjustment for 2003, and

      (iii) the benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving a dispute regarding disclosure of costs on various modes of life insurance policy premium payment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                             Asset                 Investment    Maritime   Corporate
                                             Protection    Gathering     G&SFP     Management      Life     and Other  Consolidated
                                             --------------------------------------------------------------------------------------
                                                                                 (in millions)
As of or for the three months ended
September 30, 2003
Revenues:
   Revenues from external customers .......   $   607.7    $   131.7    $   125.5    $   24.7   $   377.7    $  182.0    $  1,449.3
   Net investment income ..................       357.8        179.2        403.5         2.7        96.1        (0.8)      1,038.5
   Inter-segment revenues .................          --          0.3           --         4.5          --        (4.8)           --
                                             --------------------------------------------------------------------------------------
   Segment revenues .......................       965.5        311.2        529.0        31.9       473.8       176.4       2,487.8
   Net realized investment and other
     gains (losses), net ..................        (3.7)       (11.4)       (44.4)         --         3.8        (2.0)        (57.7)
                                             --------------------------------------------------------------------------------------
   Revenues ...............................   $   961.8    $   299.8    $   484.6    $   31.9   $   477.6    $  174.4       2,430.1
                                             ======================================================================================
Net Income:
   Segment after-tax operating income .....   $    86.6    $    49.5    $    70.3    $    5.6   $    23.1    $   (8.1)   $    227.0
   Net realized investment and other
     gains (losses), net ..................        (2.5)        (7.2)       (26.7)         --         4.2        (4.0)        (36.2)
                                             --------------------------------------------------------------------------------------
   Net income .............................   $    84.1    $    42.3    $    43.6    $    5.6   $    27.3    $  (12.1)   $    190.8
                                             ======================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ...   $     5.5    $     2.9    $     8.9          --          --    $   14.1    $     31.4
   Carrying value of investments
     accounted for under the equity
     method ...............................       313.5        215.5        565.0    $   14.0          --       730.7       1,838.7
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) .............................        38.3         25.4          0.5          --   $    (1.6)        2.2          64.8
   Segment assets .........................    34,420.3     18,473.8     36,476.5     2,654.4    13,241.6     3,602.3     108,868.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                            Asset                 Investment    Maritime    Corporate
                                             Protection   Gathering     G&SFP     Management      Life      and Other   Consolidated
                                             ---------------------------------------------------------------------------------------
                                                                                (in millions)
As of or for the three months ended
September 30, 2002
Revenues:
   Revenues from external customers ......   $   569.3    $   136.6    $    47.7   $    21.6    $   228.4    $   202.3    $ 1,205.9
   Net investment income .................       334.1        147.9        431.0         3.3         78.9        (26.6)       968.6
   Inter-segment revenues ................          --          0.8           --         5.6           --         (6.4)          --
                                             --------------------------------------------------------------------------------------
   Segment revenues ......................       903.4        285.3        478.7        30.5        307.3        169.3      2,174.5
   Net realized investment and other
     gains (losses), net .................       (18.8)        52.6        (74.6)         --          6.0          3.2        (31.6)
                                             --------------------------------------------------------------------------------------
   Revenues ..............................   $   884.6    $   337.9    $   404.1   $    30.5    $   313.3    $   172.5    $ 2,142.9
                                             ======================================================================================
Net Income:
   Segment after-tax operating income ....   $    67.5    $    14.6    $    75.9   $     4.5    $    24.5    $    (1.2)   $   185.8
   Net realized investment and other
     gains (losses), net .................       (11.5)        34.5        (47.4)       (0.1)        (1.2)         2.0        (23.7)
   Restructuring charges .................        (0.6)        (3.1)          --          --           --         (0.3)        (4.0)
                                             --------------------------------------------------------------------------------------
   Net income ............................   $    55.4    $    46.0    $    28.5   $     4.4    $    23.3    $     0.5    $   158.1
                                             ======================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..   $     2.9    $     0.8    $     5.9   $    (0.1)          --    $    (2.4)   $     7.1
   Carrying value of investments
     accounted for under the equity
     method ..............................       190.2        120.6        351.6        11.8           --        682.5      1,356.7
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................        71.7         66.9          0.5          --    $    11.0          1.0        151.1
   Segment assets ........................    29,642.4     15,350.0     33,300.0     2,258.0     10,265.2      3,319.8     94,135.4

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                             Asset                  Investment    Maritime   Corporate
                                             Protection    Gathering       G&SFP    Management      Life     and Other  Consolidated
                                             --------------------------------------------------------------------------------------
                                                                                  (in millions)
As of or for the nine months ended
September 30, 2003
Revenues:
   Revenues from external customers ......   $  1,765.5    $   406.4    $   251.8    $   74.6   $    943.2   $  560.4    $  4,001.9
   Net investment income .................      1,059.5        522.1      1,251.1        14.4        276.5       (6.5)      3,117.1
   Inter-segment revenues ................           --          0.9           --        18.6           --      (19.5)           --
                                             --------------------------------------------------------------------------------------
   Segment revenues ......................      2,825.0        929.4      1,502.9       107.6      1,219.7      534.4        7119.0
   Net realized investment and other
     gains (losses), net .................         (7.5)       (28.9)      (170.6)         --         11.8      280.4          85.2
                                             --------------------------------------------------------------------------------------
   Revenues ..............................   $  2,817.5    $   900.5    $ 1,332.3    $  107.6   $  1,231.5   $  814.8    $  7,204.2
                                             ======================================================================================
Net Income:
   Segment after-tax operating income ....   $    250.1    $   140.7    $   237.0    $   22.7   $     62.7   $  (36.0)   $    677.2
   Net realized investment and other
     gains (losses), net .................         (5.0)       (18.5)      (105.7)         --          9.7      176.2          56.7
                                             --------------------------------------------------------------------------------------
   Net income ............................   $    245.1    $   122.2    $   131.3    $   22.7   $     72.4   $  140.2    $    733.9
                                             ======================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..   $     16.5    $     8.1    $    28.6    $    3.9           --   $   16.0    $     73.1
   Carrying value of investments
     accounted for under the equity
     method ..............................        313.5        215.5        565.0        14.0           --      730.7       1,838.7
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................        128.8         78.4          1.6          --   $      5.5        3.9         218.2
   Segment assets ........................     34,420.3     18,473.8     36,476.5    $2,654.4     13,241.6    3,602.3     108,868.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                             Asset                 Investment    Maritime    Corporate
                                              Protection   Gathering     G&SFP     Management      Life      and Other  Consolidated
                                              -------------------------------------------------------------------------------------
                                                                                 (in millions)
As of or for the nine months ended
September 30, 2002
Revenues:
   Revenues from external customers .......   $ 1,654.0    $   433.9    $   314.2    $   61.4    $   673.1   $   594.2    $ 3,730.8
   Net investment income ..................       987.0        418.9      1,283.6        10.9        234.3       (17.1)     2,917.6
   Inter-segment revenues .................          --          0.8           --        22.1           --       (22.9)          --
                                              -------------------------------------------------------------------------------------
   Segment revenues .......................     2,641.0        853.6      1,597.8        94.4        907.4       554.2      6,648.4
   Net realized investment and other
     gains (losses), net ..................       (76.2)         8.2       (182.9)        0.6         (7.3)        0.3       (257.3)
                                              -------------------------------------------------------------------------------------
   Revenues ...............................   $ 2,564.8    $   861.8    $ 1,414.9    $   95.0    $   900.1   $   554.5    $ 6,391.1
                                              =====================================================================================
Net Income:
   Segment after-tax operating income .....   $   217.3    $    95.2    $   218.7    $   16.8    $    56.5   $    (2.4)   $   602.1
   Net realized investment and other
     gains (losses), net ..................       (48.5)         6.5       (116.8)        0.4        (12.4)       (0.1)      (170.9)
   Class action lawsuit ...................       (18.7)          --           --          --           --        (0.8)       (19.5)
   Restructuring charges ..................        (4.7)        (5.0)        (0.5)       (0.2)        (0.4)        2.0         (8.8)
                                              -------------------------------------------------------------------------------------
   Net income .............................   $   145.4    $    96.7    $   101.4    $   17.0    $    43.7   $    (1.3)   $   402.9
                                              =====================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ...   $    12.4    $     5.9    $    24.7          --           --   $     9.4    $    52.4
   Carrying value of investments
     accounted for under the equity
     method ...............................       190.2        120.6        351.6    $   11.8           --       682.5      1,356.7
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) .............................       149.5        117.3          1.6          --    $    28.9         2.6        299.9
   Segment assets .........................    29,642.4     15,350.0     33,300.0     2,258.0     10,265.2     3,319.8     94,135.4

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities

The Company has relationships with various types of special purpose entities
(SPEs) and other entities, some of which are variable interest entities (VIEs) in accordance with FASB Interpretation No. 46--"Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46), as discussed in
Note 1 -- Summary of Significant Accounting Policies above. FIN 46's effective date has been deferred until December 31, 2003 by the FASB for relationships with VIEs, provided those relationships existed before February 1, 2003. The Company has not entered into primary beneficiary relationships with any VIEs after January 31, 2003. Presented below are discussions of the Company's significant relationships with, and certain summarized financial information for entities which may be viewed as VIEs.

As explained in Note 1 -- Summary of Significant Accounting Policies above, additional liabilities recognized as a result of consolidating VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. These additional liabilities are non-recourse to the general assets of the Company. However, in accordance with FIN 46, it is possible that if the Company consolidates some of these VIEs on December 31, 2003, the Company may, as a result, report lower consolidated net income and resulting lower consolidated shareholders' equity in the short or intermediate term even though the Company's shareholders do not have direct economic exposure to the additional losses recognized. These losses would ultimately reverse when the Company's status as primary beneficiary of each consolidated VIE lapses.

Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they could be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

Collateralized Debt Obligations (CDOs) The Company acts as investment advisor to certain asset backed investment vehicles, commonly known as collateralized debt obligations (CDOs). The Company also invests directly in the debt and/or equity of some of these CDOs, and in the debt and/or equity of CDOs managed by others. CDOs raise capital by issuing debt and equity securities, and use their capital to invest in portfolios of interest bearing securities. The returns from a CDO's portfolio of investments are used by the CDO to finance its operations including paying interest on its debt and paying investment advisory fees and other expenses. Any net income or net loss is shared by the CDO's equity owners and, in certain circumstances where we manage the CDO, positive investment experience is shared by the Company through variable performance management fees. Any net losses of the CDO are borne first by the equity owners to the extent of their investments, and then by debt owners in ascending order of subordination, or in cases where the CDO attracts investors through guaranteed insurance company separate accounts, the net losses are borne by the issuer of separate account insurance policies. See Note 1 -- Summary of Significant Accounting Policies in the Company's 2002 10K for a discussion of separate account accounting.

If a CDO does not have sufficient controlling equity capital to finance its expected losses at its origination, as calculated in accordance with FIN 46, the CDO is defined as a VIE for purposes of determining the appropriate consolidation criteria. While all CDOs are not VIEs, in accordance with FIN 46, where the Company is the primary beneficiary of the CDO, and the CDO is a VIE, the Company will be required to consolidate the financial statements of the CDO into its own financial statements as of December 31, 2003.

In accordance with previously existing consolidation accounting principles, the Company currently consolidates a CDO only when the Company owns a majority of the CDO's equity, and will continue this practice for CDOs which are not deemed to be VIEs. The Company has not yet finalized its determination of whether each CDO should be considered a VIE, or if each is a VIE, whether the Company would be the primary beneficiary of each.

Owners of debt or equity securities issued by CDOs advised by the Company have no recourse to the Company's assets in the event of default by the CDO, unless the Company has guaranteed such securities directly for investors through its separate accounts. The Company's risk of loss from any CDO it manages, or in which it invests, is limited to its investment in the CDO, if any, and guarantees it made, if any. All of these guarantees are accounted for under existing insurance industry accounting principles. The guaranteed assets are currently recorded on the Company's consolidated balance sheets, at their fair value, as separate account assets, with offsetting separate account liabilities. The Company believes it is reasonably possible that it may consolidate one or more of the CDOs which it manages, or will be required to disclose information about them, or both, as of December 31, 2003, as a result of adopting FIN 46. The tables below present summary financial data for CDOs which the Company manages, and data relating to the Company's maximum exposure to loss as a result of its relationships with them. The Company has determined that it is not the primary beneficiary of any CDO in which it invests but does not manage and thus will

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities - (Continued)

not be required to consolidate any of them and is not disclosing any of their summary financial data or its exposure to them. Credit ratings are provided by credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested or guaranteed.

                                                    September 30,  December 31,
                                                       2003           2002
                                                    --------------------------
                                                          (in millions)
Total size of Company-Managed CDOs

Total assets ..................................     $5,522.9          $6,089.2
                                                    ========          ========

Total debt ....................................     $3,950.3          $3,574.1

Total other liabilities .......................      1,561.8           2,432.7
                                                    --------          --------
Total liabilities .............................      5,512.1           6,006.8
Total equity ..................................         10.8              82.4
                                                    --------          --------

Total liabilities and equity ..................     $5,552.9          $6,089.2
                                                    ========          ========

Maximum exposure of the Company to losses                 September 30,     December 31,
From Company-Managed CDOs                                     2003             2002
                                                        ----------------------------------
                                                          (in millions, except percents)
Investment in tranches of Company managed CDOs, by
credit rating (Moody's/Standard & Poors):
Aaa/AAA .............................................   $186.8     32.7%   $380.2     53.8%
Aa/AA ...............................................     81.6     14.3        --       --
A/A .................................................       --       --      14.5      2.1
Baa/BBB .............................................    217.6     38.0     218.0     30.9
Ba/BB ...............................................      7.3      1.3       7.0      1.0
B/B- ................................................       --       --       6.0      0.9
Caa/CCC .............................................     12.2      2.1        --       --
Not rated (equity) ..................................     66.5     11.6      79.8     11.3
                                                        ------   ------    ------   ------
Total Company exposure ..............................   $572.0    100.0%   $705.5    100.0%
                                                        ======   ======    ======   ======

The Company has determined that each of its relationships with any CDO which it does not manage is not significant, and has therefore not included information related to CDOs which it does not manage above.

Tax-Credit Housing Properties (the Properties) Since 1995, the Company has received federal income tax benefits by investing in limited partnerships and limited liability companies (the Properties) which own apartment properties that qualify for low income housing and/or historic tax credits. The Company receives Federal income tax credits and deductible losses in recognition of its investments in each of the Properties for a period of ten years. In some cases, the Company receives distributions from the Properties which are based on a portion of the actual cash flows.

The Company invests in the Properties indirectly and, in some cases, directly. The indirect investments are via investment funds (the Funds) which in turn invest in Properties while the direct investments represent limited partnership interests in other Properties. The Company also, in some cases, invests in mortgages secured by the real estate holdings owned by these Properties. All of the Funds but none of the Properties are currently consolidated into the Company's financial statements in accordance with previously existing consolidation accounting principles. The Properties are organized as limited partnerships or limited liability companies. Each Property has a managing general partner or managing member. The Company, directly or via

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities - (Continued)

the Funds, is usually the sole limited partner or investor member in each Property, but it is not the general partner or managing member of any Property. The Company is the sole limited partner and also the general partner of each Fund. The Funds have no borrowings.

The Properties typically obtain additional financial support by issuing long-term debt in the form of mortgages secured by their real estate holdings, or as unsecured debt. None of the debt has any recourse to the general assets of the Company or of the Funds. The Company provides mortgages to some of the properties. In the event of default by a Property on a mortgage, the mortgage is subject to foreclosure and only the real estate holdings of the Property would be available to satisfy the claims of the Property's lenders. No Property with which the Company has been involved has undergone a mortgage foreclosure. Conversely, the assets of the Properties are not available to satisfy claims against the general assets of the Company. The Company currently uses the equity method of accounting for its investments in the Properties. The isolation of the assets and the liabilities of the Properties from the claimants and assets of the Company, respectively, would continue in the event the Company commenced consolidation accounting for any of the Properties.

The Company's maximum exposure to loss in relation to the Properties is limited to its investment in the debt or equity of the Properties and any outstanding equity and mortgage commitments.

The Company has determined that the Properties are VIEs in accordance with FIN 46 and that the Company is not the primary beneficiary of any of them. The Company believes its relationships with the Properties, taken as a group, are significant because of the VIE nature of the Properties, the size of the group, and the relatively high proportionate Company ownership of each Property's equity. The tables below present summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of these relationships.

                                                                   September 30,   December 31,
                                                                       2003           2002
                                                                   ---------------------------
                                                                         (in millions)
Total size of the Properties (1)

Total assets ...................................................     $941.9           $682.2
                                                                     ======           ======

Total debt .....................................................     $557.1           $396.4

Total other liabilities ........................................      118.0            101.8
                                                                     ------           ------
Total liabilities ..............................................      675.1            498.2
Total equity ...................................................      266.8            184.0
                                                                     ------           ------

Total liabilities and equity ...................................     $941.9           $682.2
                                                                     ======           ======

(1) Certain data is reported with up to a one-year delay, due to the delayed availability of audited financial statements of the Properties.

                                                                   September 30,   December 31,
                                                                       2003           2002
                                                                   ---------------------------
                                                                         (in millions)
Maximum exposure of the Company to losses from the Properties

Equity investment in the Properties (1).........................      $240.2          $177.0
Outstanding equity capital commitments to the Properties .......       112.7           139.4
Carrying value of mortgages for the Properties .................        63.0            65.2
Outstanding mortgage commitments to the Properties .............         5.1             5.1
                                                                      ------          ------

Total Company exposure .........................................      $421.0          $386.7
                                                                      ======          ======

(1) Certain data is reported with up to a one-year delay, due to the delayed availability of audited financial statements of the Properties.


                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities - (Continued)

Other Entities The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in the equity and/or debt of the Other Entities. Two are energy production, distribution and marketing companies organized as limited partnerships, two are investment funds organized as limited partnerships, and three are operating companies organized as C-corps (a ski resort developer/operator, a step-van manufacturer and a steel spring manufacturing company). Subsequent to the Company's investment in their debt, each of the operating companies underwent corporate reorganizations.

The Company is evaluating whether each of these entities is a VIE, and if so, whether the Company is the primary beneficiary of each, but considers it reasonably possible that it may consolidate each of these entities or be required to disclose information about them, as a result of adopting FIN 46. The Company has made no guarantees to any other parties involved with these entities, and has outstanding capital commitments to both of the investment funds. The Company's maximum exposure to loss as a result of its relationships with these entities is limited to its investment in them and its outstanding capital commitment.

The tables below present summary financial data for these Other Entities, and data relating to the Company's maximum exposure to loss as a result of its relationships with them.

                                                    September 30,  December 31,
                                                       2003           2002
                                                    ---------------------------
                                                          (in millions)
Total size of Other Entities (1)

Total assets ...................................    $297.2              $291.7
                                                    ======              ======

Total debt .....................................    $311.5               309.3
Total other liabilities ........................      66.2                61.9
                                                    ------              ------
Total liabilities ..............................     377.7               371.2
Total equity (2) ...............................     (80.5)              (79.5)
                                                    ------              ------

Total liabilities and equity ...................    $297.2              $291.7
                                                    ======              ======

      (1) Certain data is reported with up to a six-month delay, due to the delayed availability of audited financial statements of the properties.
      (2) The negative equity results primarily from the inclusion of the ski resort operator mentioned above in the table. The entity has an accumulated deficit from operations, but is current on its debt service and is cash flow positive. The total equity shown above has not been adjusted to remove the portion attributable to other shareholders, or adjusted to reflect unrealized appreciation on the ski resort operator's real property.

                                                                September 30,   December 31,
                                                                   2003            2002
                                                                ----------------------------
                                                                       (in millions)
Maximum exposure of the Company to losses from
Other Entities (1)

Combined equity and debt investments in the Other Entities ..   $191.2               $171.0

Outstanding capital commitment ..............................     53.7                 44.2
                                                                ------               ------
Total Company exposure ......................................   $244.9               $215.2
                                                                ======               ======

(1) The Company's maximum exposure to loss is limited to its investments of debt securities of these entities which are carried at fair value, and equity securities of these entities which are valued using the equity method of accounting, and outstanding capital commitments to the investment funds.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

The parties recently reached an agreement in principle with respect to settlement of this matter. The amount of the proposed settlement has been taken into account in reserves established in this and in previous quarters.

If the proposed settlement is not finalized and the litigation is not otherwise settled, notwithstanding what the Company believes to be the merits of its position in this case, if unsuccessful, the Company's ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, the Company does not believe that any such liability would be material in relation to its financial position or liquidity.

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Contingencies - (Continued)

its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of September 30, 2003, would not be material.

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

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2003. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position, results of operations or liquidity of the Company.

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

                                                                              September 30,
                                                                                  2003         December 31,
                                                                               (unaudited)        2002
                                                                             -----------------------------
                                                                                     (in millions)
Liabilities
Future policy benefits ...................................................   $10,635.5           $10,509.0
Policyholder dividend obligation .........................................       446.6               288.9
Policyholders' funds .....................................................     1,508.5             1,504.0
Policyholder dividends payable ...........................................       440.7               432.3
Other closed block liabilities ...........................................       100.2               111.7
                                                                             -----------------------------
   Total closed block liabilities ........................................   $13,131.5           $12,845.9
                                                                             -----------------------------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: September 30--$72.6; December 31--$97.1) ...............   $    68.9           $    86.0
   Available-for-sale--at fair value
     (cost: September 30--$5,844.8; December 31--$5,580.2) ...............     6,294.5             5,823.2
Equity securities:
   Available-for-sale--at fair value
     (cost: September 30--$10.1; December 31--$10.5) .....................        10.8                12.4
Mortgage loans on real estate ............................................     1,618.2             1,665.8
Real estate ..............................................................        12.5                  --
Policy loans .............................................................     1,550.9             1,555.1
Short term investments ...................................................          --                25.2
Other invested assets ....................................................       269.8               212.4
                                                                             -----------------------------
   Total investments .....................................................     9,825.6             9,380.1

Cash and cash equivalents ................................................       163.7               244.0
Accrued investment income ................................................       152.4               156.3
Other closed block assets ................................................       323.8               327.6
                                                                             -----------------------------
   Total closed block assets .............................................   $10,465.5           $10,108.0
                                                                             -----------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block ........................................   $ 2,666.0           $ 2,737.9
                                                                             -----------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $(157.4)
     million and $(84.0) million at September 30 and December 31,
     respectively ........................................................       292.4               155.9
   Allocated to the policyholder dividend obligation, net of tax of
     $159.1 million and $88.8 million at  September 30 and December 31,
     respectively ........................................................      (295.6)             (164.9)
                                                                             -----------------------------
       Total .............................................................        (3.2)               (9.0)
                                                                             -----------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities ................................................   $ 2,662.8           $ 2,728.9
                                                                             =============================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Closed Block - (Continued)

                                                     September 30,
                                                        2003          December 31,
                                                     (unaudited)         2002
                                                     ----------------------------
                                                             (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period ................     $288.9           $251.2
     Impact on net income before income taxes ....      (43.3)           (70.8)
     Unrealized investment gains (losses) ........      201.0            108.5
                                                     ----------------------------

   Balance at end of period ......................     $446.6           $288.9
                                                     ============================

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                                Three Months Ended       Nine Months Ended
                                                                                 September 30,             September 30,
                                                                                 2003         2002       2003        2002
                                                                               --------------------------------------------
                                                                                                (in millions)
Revenues
   Premiums ................................................................   $  221.4    $  236.1    $  664.6    $  704.1
   Net investment income ...................................................      161.2       166.2       487.5       499.4
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(22.5) million and $21.9 million for the three months ended September 30, 2003 and
     2002, respectively and $(33.7) million and $19.3 million
     for the nine months ended September 30, 2003 and 2002, respectively ...       (1.1)       (1.2)       (3.4)       (3.9)
   Other closed block revenues .............................................       (0.3)        0.1        (0.2)        0.1
                                                                               --------------------------------------------
     Total closed block revenues ...........................................      381.2       401.2     1,148.5     1,199.7

Benefits and Expenses
   Benefits to policyholders ...............................................      237.2       252.7       713.1       762.2
   Change in the policyholder dividend obligation ..........................       (2.6)       (7.7)      (11.3)      (43.4)
   Other closed block operating costs and expenses .........................       (0.5)       (1.7)       (4.9)       (3.9)
   Dividends to policyholders ..............................................      113.8       121.1       351.7       374.6
                                                                               --------------------------------------------
     Total benefits and expenses ...........................................      347.9       364.4     1,048.6     1,089.5
                                                                               --------------------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes ...................................................       33.3        36.8        99.9       110.2
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.5 million and $(0.3) million for the three months ended September 30, 2003 and 2002, respectively and $1.6 million and $(3.4) million for the nine months ended September 30,
     2003 and 2002, respectively ...........................................       12.0        12.5        35.3        37.5
                                                                               --------------------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     and income taxes ......................................................   $   21.3    $   24.3    $   64.6    $   72.7
                                                                               ============================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Severance

During the three and nine month periods ended September 30, 2003, the Company continued its ongoing Competitive Position Project (the project). This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and is expected to continue through at least 2003. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the project as well as from similar initiatives such as our information technology outsourcing and the sale of the home office properties, approximately 1,590 employees have been terminated. Benefits paid since the inception of the project were $108.9 million through September 30, 2003. As of September 30, 2003 and December 31, 2002, the liability for employee termination costs, included in other liabilities was $11.6 million and $12.4 million, respectively. Employee termination costs, net of related pension curtailment and other post employment benefit related gains, are included in other operating costs and expenses and were $0.6 million and $6.6 million for the three months ended September 30, 2003 and 2002 and $10.0 million and $15.6 million for the nine month periods ended September 30, 2003 and 2002, respectively. The total employee termination costs for the nine month period ended September 30, 2003 included an estimated $5.0 million for planned terminations related to our information technology outsourcing and other terminations.

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

The future minimum lease payments by year and in the aggregate, under the capital lease and under non-cancelable operating leases related to those three properties sold under a sales-leaseback transaction and future sublease rental income, consisted of the following for 2003:

                                                                Non-cancelable   Income from
                                                  Capital         Operating       Operating
                                                   Leases           Leases          Lease
                                                  -----------------------------------------
                                                                 (in millions)
2003 ..........................................   $  6.9            $ 34.7           $  1.3
2004 ..........................................      8.3              40.0              1.3
2005 ..........................................      8.0              38.9              1.3
2006 ..........................................      7.7              38.1              1.3
2007 ..........................................      7.4              37.2              1.3
Thereafter ....................................     54.5             131.7             78.5
                                                  ------            ------           ------
Total minimum payment .........................     92.8            $320.6           $ 85.0
                                                                    ======           ======
Amounts representing interest .................     (4.1)
                                                  ------
Present value of net minimum lease payments ...     88.7

Current portion of capital lease obligations ..     (3.0)
                                                  ------
Total .........................................   $ 85.7
                                                  ======

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.7 million and $2.3 million for the three months ended September 30, 2003 and 2002, respectively, and $4.7 million and $6.2 million for the nine months ended September 30, 2003 and 2002, respectively.

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

                                                 September 30,     December 31,
                                                     2003             2002
                                                 ------------------------------
                                                         (in millions)
Goodwill....................................       $ 278.7           $ 254.6

Management contracts........................           6.3               5.2

Value of business acquired..................         503.7             481.7

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

John Hancock Variable Life Insurance Company (the Variable Company) is an indirect wholly-owned subsidiary of JHFS. The Variable Company sells deferred annuity contracts, which feature a market value adjustment and are registered with the Commission. At September 30, 2003, JHFS provides a full and unconditional guarantee of the Variable Company's obligation to pay amounts due to contractholders on surrender, withdrawal or annuitization of the Variable Company's deferred annuity contracts' market value adjustment interest. In addition, JHFS guarantees the Variable Company's future issues of deferred annuity contracts with such market value adjustments.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

                      Condensed Consolidating Balance Sheet

                                                              John Hancock
                                            John Hancock     Variable Life                                           Consolidated
                                              Financial        Insurance                                             John Hancock
                                              Services          Company            Other                              Financial
September 30, 2003                           (Guarantor)        (Issuer)       Subsidiaries        Eliminations      Services, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)

Assets:
  Invested assets .......................           --         $  4,743.5         $ 68,281.3         $    537.8          $ 73,562.6
  Cash and cash equivalents .............   $     15.6                7.0            1,558.9                8.5             1,590.0
  Investment in unconsolidated
    subsidiaries ........................      8,882.8              122.0                 --           (9,004.8)                 --
  Other assets ..........................         35.5            1,566.3            9,564.0             (122.9)           11,042.9
  Separate account assets ...............           --            6,436.2           16,237.2                 --            22,673.4
                                            ---------------------------------------------------------------------------------------
Total Assets ............................   $  8,933.9         $ 12,875.0         $ 95,641.4         $ (8,581.4)         $108,868.9
                                            =======================================================================================

Liabilities:
  Insurance liabilities .................           --         $  4,558.5         $ 64,301.1         $    440.6          $ 69,300.2
  Consumer notes ........................           --                 --            1,059.6                 --             1,059.6
  Debt ..................................   $    783.9               36.0            1,110.2             (131.0)            1,799.1
  Other liabilities .....................         32.8              621.8            5,112.6               (8.2)            5,759.0
  Separate account liabilities ..........           --            6,436.2           16,237.2                 --            22,673.4
                                            ---------------------------------------------------------------------------------------
Total Liabilities .......................        816.7           11,652.5           87,820.7              301.4           100,591.3

  Preferred shareholders' equity in
    subsidiary companies ................           --                 --              160.4                 --               160.4
                                            ---------------------------------------------------------------------------------------
  Shareholders' equity (1) ..............      8,117.2            1,222.5            7,660.3           (8,882.8)            8,117.2
                                            ---------------------------------------------------------------------------------------
Total Liabilities, Preferred
Shareholders' Equity in Subsidiary
Companies and Shareholders' Equity (1) ..   $  8,933.9         $ 12,875.0         $ 95,641.4         $ (8,581.4)         $108,868.9
                                            =======================================================================================

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
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Assets:
  Invested assets .......................          --         $ 3,703.0         $61,693.4           $   541.1            $65,937.5
  Cash and cash equivalents .............   $    14.6             200.7             973.1                 2.2              1,190.6
  Investment in unconsolidated
    subsidiaries ........................     7,003.7             112.2                --            (7,115.9)                  --
  Other assets ..........................        25.7           1,485.9           8,444.0               (46.9)             9,908.7
  Separate account assets ...............          --           5,883.7          14,943.6                  --             20,827.3
                                            --------------------------------------------------------------------------------------
Total Assets ............................   $ 7,044.0         $11,385.5         $86,054.1           $(6,619.5)           $97,864.1
                                            ======================================================================================
Liabilities:
  Insurance liabilities .................          --         $ 3,888.8         $60,057.9           $   451.8            $64,398.5
  Consumer notes ........................          --                --             290.2                  --                290.2
  Debt ..................................   $   813.2                --           1,051.0               (65.0)             1,799.2
  Other liabilities .....................        19.7             524.1           3,633.9                (2.6)             4,175.1
  Separate account liabilities ..........          --           5,883.7          14,943.6                  --             20,827.3
                                            --------------------------------------------------------------------------------------
Total Liabilities .......................       832.9          10,296.6          79,976.6               384.2             91,490.3

  Preferred shareholders' equity in
    subsidiary companies ................          --                --             162.7                  --                162.7
  Shareholders' equity (1) ..............     6,211.1           1,088.9           5,914.8            (7,003.7)             6,211.1
                                            --------------------------------------------------------------------------------------
Total Liabilities, Preferred
Shareholders' Equity in Subsidiary
Companies and Shareholders' Equity (1) ..   $ 7,044.0         $11,385.5         $86,054.1           $(6,619.5)           $97,864.1
                                            ======================================================================================

(1) Shareholder's equity includes common stock of JHFS at $.01 par value per share, 2.0 billion shares authorized, 319.3 million and 317.5 million shares issued as of September 30, 2003 and December 31, 2002, respectively, and JHFS treasury stock at cost of $1,069.0 million, or 30.0 million shares, and $1,057.2 million, or 29.5 million shares, as of September 30, 2003 and December 31, 2002, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                           John Hancock
                                         John Hancock     Variable Life                                        Consolidated
                                           Financial        Insurance                                          John Hancock
For the Three Month Period Ended           Services          Company          Other                              Financial
September 30, 2003                        (Guarantor)        (Issuer)      Subsidiaries        Eliminations   Services, Inc.
----------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)

Revenues
  Premiums ...........................         --          $   14.6          $1,019.4          $    0.3             $1,034.3
  Universal life and investment-
    type product fees ................         --              86.4             123.0               0.1                209.5
  Net investment income ..............         --              71.0             959.1               8.4              1,038.5
  Net realized investment and other
    gains (losses) ...................         --             (10.5)            (40.6)             (7.2)               (58.3)
  Investment management
    revenues, commissions and
    other fees .......................         --                --             138.9                --                138.9
  Other revenue ......................         --               0.1              67.2              (0.1)                67.2
                                         -----------------------------------------------------------------------------------
Total revenues .......................         --             161.6           2,267.0               1.5              2,430.1

Benefits and expenses
  Benefits to policyholders ..........         --              86.8           1,430.9               5.2              1,522.9
  Other operating costs and
    expenses .........................   $   (1.1)             21.1             418.7               0.5                439.2
  Amortization of deferred policy
    acquisition costs ................         --               2.8              62.0                --                 64.8
  Dividends to policyholders .........         --               4.3             156.6               0.1                161.0
                                         -----------------------------------------------------------------------------------
Total benefits and expenses ..........       (1.1)            115.0           2,068.2               5.8              2,187.9

  Income before income taxes .........        1.1              46.6             198.8              (4.3)               242.2
  Income taxes .......................       (1.3)             15.7              38.7              (1.7)                51.4
                                         -----------------------------------------------------------------------------------
    Net income after taxes ...........        2.4              30.9             160.1              (2.6)               190.8

  Equity in the net income of
    unconsolidated subsidiaries ......      188.4              (2.6)               --            (185.8)                  --
                                         -----------------------------------------------------------------------------------

Net income ...........................   $  190.8          $   28.3          $  160.1          $ (188.4)            $  190.8
                                         ===================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                            John Hancock
                                          John Hancock     Variable Life                                             Consolidated
                                           Financial         Insurance                                               John Hancock
For the Three Month Period Ended            Services          Company             Other                                Financial
September 30, 2002                        (Guarantor)         (Issuer)         Subsidiaries          Eliminations   Services, Inc.
----------------------------------------------------------------------------------------------------------------------------------
                                                                         (in millions)

Revenues
  Premiums .............................         --          $   12.4             $  794.0           $    0.3             $  806.7
  Universal life and investment-
    type product fees ..................         --              94.6                117.9                0.2                212.7
  Net investment income ................   $    0.1              58.9                900.4                9.2                968.6
  Net realized investment and other
    gains (losses) .....................         --              (4.6)               (29.8)               3.7                (30.7)
  Investment management
    revenues, commissions and
    other fees .........................         --                --                129.3                 --                129.3
  Other revenue $ ......................         --                --                 56.3                 --                 56.3
                                           ---------------------------------------------------------------------------------------
Total revenues .........................        0.1             161.3              1,968.1               13.4              2,142.9

Benefits and expenses
  Benefits to policyholders ............         --              79.4              1,217.6                6.4              1,303.4
  Other operating costs and
    expenses ...........................       15.2              18.8                298.9                0.4                333.3
  Amortization of deferred policy
    acquisition costs ..................         --              48.7                102.3                0.1                151.1
  Dividends to policyholders ...........         --               4.4                139.2                 --                143.6
                                           ---------------------------------------------------------------------------------------
Total benefits and expenses ............       15.2             151.3              1,758.0                6.9              1,931.4

  Income (loss) before income taxes ....      (15.1)             10.0                210.1                6.5                211.5
  Income taxes .........................       (6.8)              5.0                 53.2                2.0                 53.4
                                           ---------------------------------------------------------------------------------------
    Net income (loss) after taxes ......       (8.3)              5.0                156.9                4.5                158.1

  Equity in the net income of
    unconsolidated subsidiaries ........      166.4               4.5                   --             (170.9)                  --
                                           ---------------------------------------------------------------------------------------

Net income .............................   $  158.1          $    9.5             $  156.9           $ (166.4)            $  158.1
                                           =======================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                          John Hancock
                                          John Hancock   Variable Life                                     Consolidated
                                            Financial      Insurance                                       John Hancock
For the Nine Month Period Ended             Services        Company           Other                        Financial
September  30, 2003                        (Guarantor)      (Issuer)      Subsidiaries    Eliminations    Services, Inc.
-------------------------------------------------------------------------------------------------------------------------

Revenues
  Premiums ...........................         --          $   45.4          $2,737.3         $   (0.3)         $2,782.4
  Universal life and investment-
    type product fees ................         --             259.2             358.1              0.5             617.8
  Net investment income ..............   $    0.1             203.5           2,887.6             25.9           3,117.1
  Net realized investment and other
    gains (losses) ...................         --             (14.3)            112.5             (4.1)             94.1
  Investment management
    revenues, commissions and
    other fees .......................         --                --             393.0               --             393.0
  Other revenue ......................         --               0.1             199.7               --             199.8
                                         -------------------------------------------------------------------------------
Total revenues .......................        0.1             493.9           6,688.2             22.0           7,204.2

Benefits and expenses
  Benefits to policyholders ..........         --             253.5           4,005.0             15.8           4,274.3
  Other operating costs and
    expenses .........................       32.5              66.2           1,153.9              1.3           1,253.9
  Amortization of deferred policy
    acquisition costs ................         --              46.3             171.8              0.1             218.2
  Dividends to policyholders .........         --              12.8             430.8               --             443.6
                                         -------------------------------------------------------------------------------
Total benefits and expenses ..........       32.5             378.8           5,761.5             17.2           6,190.0

  Income (loss) before income taxes ..      (32.4)            115.1             926.7              4.8           1,014.2
  Income taxes .......................      (15.0)             38.8             255.1              1.4             280.3
                                         -------------------------------------------------------------------------------
    Net income (loss) after taxes ....      (17.4)             76.3             671.6              3.4             733.9

  Equity in the net income of
    unconsolidated subsidiaries ......      751.3               3.4                --           (754.7)               --
                                         -------------------------------------------------------------------------------

Net income ...........................   $  733.9          $   79.7          $  671.6         $ (751.3)         $  733.9
                                         ===============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                         John Hancock
                                          John Hancock  Variable Life
                                           Financial      Insurance                                           Consolidated John
For the Nine Month Period Ended             Services       Company             Other                          Hancock Financial
September 30, 2002                         (Guarantor)     (Issuer)         Subsidiaries    Eliminations       Services, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)

Revenues
  Premiums ............................         --          $   40.9          $2,472.3          $   (0.5)            $2,512.7
  Universal life and investment-
    type product fees .................         --             268.5             344.4               0.6                613.5
  Net investment income ...............   $    0.7             168.8           2,721.6              26.5              2,917.6
  Net realized investment and other
    gains (losses) ....................         --             (20.9)           (239.1)              4.6               (255.4)
  Investment management
    revenues, commissions and
    other fees ........................         --                --             419.7                --                419.7
  Other revenue .......................        0.1               1.2             181.6               0.1                183.0
                                          -----------------------------------------------------------------------------------
Total revenues ........................        0.8             458.5           5,900.5              31.3              6,391.1

Benefits and expenses
  Benefits to policyholders ...........         --             249.3           3,735.0              17.9              4,002.2
  Other operating costs and
    expenses ..........................       43.5              45.1           1,027.1               0.9              1,116.6
  Amortization of deferred policy
    acquisition costs .................         --              64.5             235.3               0.1                299.9
  Dividends to policyholders ..........         --              14.2             424.1                --                438.3
                                          -----------------------------------------------------------------------------------
Total benefits and expenses ...........       43.5             373.1           5,421.5              18.9              5,857.0

  Income (loss) before income taxes ...      (42.7)             85.4             479.0              12.4                534.1
  Income taxes ........................      (19.7)             28.8             118.3               3.8                131.2
                                          -----------------------------------------------------------------------------------
    Net income (loss) after taxes .....      (23.0)             56.6             360.7               8.6                402.9

  Equity in the net income of
    unconsolidated subsidiaries .......      425.9               8.6                --            (434.5)                  --
                                          -----------------------------------------------------------------------------------

Net income ............................   $  402.9          $   65.2          $  360.7          $ (425.9)            $  402.9
                                          ===================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                                             John Hancock
                                               John Hancock  Variable Life                              Consolidated
                                                Financial      Insurance                                John Hancock
For the Nine Month Period Ended                  Services       Company        Other                      Financial
September 30, 2003                             (Guarantor)     (Issuer)     Subsidiaries  Eliminations  Services, Inc.
----------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)

Net income ................................   $  733.9       $   79.7          $  671.6       $ (751.3)       $  733.9
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Amortization of discount-fixed
    maturities ............................         --           (7.7)            (16.7)            --           (24.4)
    Equity in net income of
      unconsolidated subsidiaries .........     (751.3)          (3.4)               --          754.7              --
    Net realized investment and other
      (gains) losses ......................         --           14.3            (112.5)           4.1           (94.1)
    Change in deferred policy
      acquisition costs ...................         --          (64.7)           (255.8)           0.1          (320.4)
    Depreciation and amortization .........        1.2            1.5              41.4             --            44.1
    Net cash flows from trading
      securities ..........................         --             --            (101.5)            --          (101.5)
    Increase in accrued investment
      income ..............................         --          (20.1)           (136.5)          (0.1)         (156.7)
    Decrease (increase) in premiums and
      accounts receivable .................        3.8            2.2             (59.8)           0.7           (53.1)
    Increase (decrease) in other
      assets and other liabilities, net ...       18.8          (46.6)           (178.4)          39.3          (166.9)
    Increase in policy liabilities
      and accruals, net ...................         --          117.2           1,586.2           12.8         1,716.2
    Increase(decrease) in income taxes ....        5.3           44.6             122.6           (6.5)          166.0
                                              ------------------------------------------------------------------------
    Net cash provided by ..................       11.7          117.0           1,560.6           53.8         1,743.1
     operating activities
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ...         --          494.4           8,965.6           21.7         9,481.7
    Equity securities available-for-sale ..         --           33.3             223.9             --           257.2
    Real estate ...........................         --             --              97.5             --            97.5
    Short term investments and other
      invested assets .....................         --            7.4             155.2             --           162.6
    Home Office properties ................         --             --             887.6             --           887.6
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity .....         --            1.2             189.1            0.6           190.9
    Fixed maturities available-for-sale ...         --          152.4           2,713.4           36.7         2,902.5
    Short term investments and other
     invested assets ......................         --             --             816.3            0.6           816.9
    Mortgage loans on real estate .........         --           50.5             916.3            9.8           976.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                                    John Hancock
                                                     John Hancock   Variable Life                                  Consolidated
                                                      Financial       Insurance                                    John Hancock
For the Nine Month Period Ended                        Services        Company         Other                        Financial
September 30, 2003                                   (Guarantor)      (Issuer)      Subsidiaries    Eliminations  Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Purchases of:
    Fixed maturities held-to-maturity ............          --              --      $    (77.3)             --        $    (77.3)
    Fixed maturities available-for-sale ..........          --       $(1,363.2)      (14,823.8)      $   (48.3)        (16,235.3)
    Equity securities available-for-sale .........          --           (61.7)         (198.5)           (0.4)           (260.6)
    Real estate ..................................          --            (0.1)          (32.6)             --             (32.7)
    Short term investments and other invested
      assets .....................................          --           (44.6)       (1,259.3)           (2.0)         (1,305.9)
    Mortgage loans on real estate issued .........          --          (171.2)       (1,344.9)           (6.1)         (1,522.2)
    Net cash paid related to acquisition of
      business ...................................          --              --            (3.8)             --              (3.8)
    Other, net ...................................          --            (8.9)         (158.2)           (0.2)           (167.3)
    Capital contributed to unconsolidated
      subsidiaries ...............................   $   (39.4)             --              --            39.4                --
    Dividends received from unconsolidated
      subsidiaries ...............................       100.0              --              --          (100.0)               --
                                                     ---------------------------------------------------------------------------
    Net cash provided by (used in) ...............        60.6          (910.5)       (2,933.5)          (48.2)         (3,831.6)
      investing activities

    Cash flows from financing activities:
    Capital contributions paid by parent .........          --              --            39.4           (39.4)               --
    Acquisition of treasury stock ................       (11.8)             --              --              --             (11.8)
    Dividends paid on common stock ...............          --              --          (100.0)          100.0                --
    Universal life and investment-type contract
      deposits ...................................          --           858.4         6,219.5              --           7,077.9
    Universal life and investment-type contract
      maturities and withdrawals .................          --          (294.6)       (4,985.5)          (23.9)         (5,304.0)
    Issuance of consumer notes ...................          --              --           769.4              --             769.4
    Issuance of short-term debt ..................          --           113.0           148.4          (113.0)            148.4
    Repayment of short-term debt .................          --           (77.0)         (127.9)           77.0            (127.9)
    Repayment of long-term debt ..................          --              --            (4.6)             --              (4.6)
    Net decrease in commercial paper .............       (59.5)             --              --              --             (59.5)
                                                     ---------------------------------------------------------------------------
    Net cash (used in) provided by financing
      activities .................................       (71.3)          599.8         1,958.7             0.7           2,487.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                       John Hancock
                                       John Hancock   Variable Life                                  Consolidated
                                        Financial       Insurance                                    John Hancock
For the Nine Month Period Ended          Services        Company        Other                         Financial
September 30, 2003                     (Guarantor)       (Issuer)    Subsidiaries    Eliminations    Services, Inc.
--------------------------------------------------------------------------------------------------------------------
                                                                    (in millions)

    Net increase (decrease) in cash
      and cash equivalents ...........   $    1.0      $ (193.7)      $  585.8         $    6.3            $  399.4

Cash and cash equivalents at
  beginning of period ................       14.6         200.7          973.1              2.2             1,190.6
                                         --------------------------------------------------------------------------

Cash and cash equivalents at end
  of period ..........................   $   15.6      $    7.0       $1,558.9         $    8.5            $1,590.0
                                         ==========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                                             John Hancock
                                              John Hancock  Variable Life                                     Consolidated
                                               Financial      Insurance                                       John Hancock
For the Nine Month Period Ended                 Services       Company          Other                          Financial
September 30, 2002                            (Guarantor)      (Issuer)     Subsidiaries      Eliminations   Services, Inc.
---------------------------------------------------------------------------------------------------------------------------
                                                                           (in millions)

Net income .................................   $  402.9        $   65.2        $  360.7          $ (425.9)         $  402.9
  Adjustments to reconcile net
    income to net cash provide by
    (used in) operating activities:
    Amortization of discount-fixed
      maturities ...........................         --             0.2           (89.4)             (0.4)            (89.6)
    Equity in net income of
      unconsolidated subsidiaries ..........     (425.9)           (8.6)             --             434.5                --
    Net realized investment and other
     (gains) losses ........................         --            20.9           239.1              (4.6)            255.4
    Change in deferred policy
     acquisition costs .....................         --           (71.3)         (145.0)              0.1            (216.2)
    Depreciation and amortization ..........        0.5             0.2            46.0               0.8              47.5
    Net cash flows from trading
      securities ...........................         --              --            47.5                --              47.5
    Increase in accrued investment income ..         --           (11.0)          (63.2)             (0.5)            (74.7)
    (Increase) decrease in premiums and
      accounts receivable ..................         --             9.6           (93.9)              0.8             (83.5)
    Increase (decrease) in other
      assets and other liabilities, net ....       50.5           (36.7)          (47.2)             (2.5)            (35.9)
    (Decrease) increase in policy
      liabilities and accruals, net ........         --           (85.2)        1,619.8              17.2           1,551.8
      Increase (decrease) in income taxes ..       18.4            (0.2)           60.4              (1.3)             77.3
                                               ----------------------------------------------------------------------------
    Net cash provided by (used in) .........       46.4          (116.9)        1,934.8              18.2           1,882.5
      operating activities
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ....         --           330.1         3,359.7              16.5           3,706.3
    Equity securities available-for-sale ...         --             5.3           321.9               1.2             328.4
    Real estate ............................         --             0.3            69.9                --              70.2
    Short term investments and other
      invested assets ......................         --              --            89.8                --              89.8
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity ......         --             1.8           128.5               0.8             131.1
    Fixed maturities available-for-sale ....         --            99.2         2,156.9              25.5           2,281.6
    Short term investments and other
      invested assets ......................         --             1.9           367.5               0.3             369.7
    Mortgage loans on real estate ..........         --            55.4           915.2              20.3             990.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                                    John Hancock
                                                 John Hancock      Variable Life                                    Consolidated
                                                   Financial         Insurance                                      John Hancock
For the Nine Month Period Ended                    Services           Company          Other                         Financial
September  30, 2002                               (Guarantor)         (Issuer)      Subsidiaries    Eliminations   Services, Inc.
---------------------------------------------------------------------------------------------------------------------------------
                                                                                   (in millions)
Purchases of:
    Fixed maturities held-to-maturity .........          --        $    (1.1)       $   (10.7)              --       $    (11.8)
    Fixed maturities available-for-sale .......          --           (848.6)        (9,605.7)       $   (52.4)       (10,506.7)
    Equity securities available-for-sale ......          --             (6.5)          (146.8)            (0.4)          (153.7)
    Real estate ...............................          --             (0.1)           (14.2)              --            (14.3)
    Short term investments and other
      invested assets .........................          --            (20.0)          (728.3)            (2.4)          (750.7)
    Mortgage loans on real estate issued ......          --           (115.1)        (1,528.7)           (11.7)        (1,655.5)
    Other, net ................................          --            (24.0)            50.8              5.6             32.4
    Capital contributed to unconsolidated
      subsidiaries ............................   $   (18.3)              --               --             18.3               --
    Dividends received from unconsolidated
      subsidiaries ............................       111.0               --               --           (111.0)              --
                                                  ------------------------------------------------------------------------------
    Net cash provided by (used in) investing
      activities ..............................        92.7           (521.4)        (4,574.2)           (89.4)        (5,092.3)

    Cash flows from financing activities:
    Capital contributions paid by parent ......          --               --             18.3            (18.3)              --
    Acquisition of treasury stock .............      (371.5)              --               --               --           (371.5)
    Dividends paid on common stock ............          --               --           (111.0)           111.0               --
    Universal life and investment-type
      contract deposits .......................          --            878.1          6,596.8               --          7,474.9
    Universal life and investment-type
      contract maturities and withdrawals .....          --           (280.1)        (3,983.1)           (24.1)        (4,287.3)
    Issuance of short-term debt ...............          --               --             69.0               --             69.0
    Repayment of short-term debt ..............          --               --            (18.0)              --            (18.0)
    Repayment of long-term debt ...............          --               --            (47.9)              --            (47.9)
    Net increase in commercial paper ..........       144.8               --               --               --            144.8
                                                  ------------------------------------------------------------------------------
    Net cash (used in) provided by financing
      activities ..............................      (226.7)           598.0          2,524.1             68.6          2,964.0

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of
           John Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                      John Hancock
                                      John Hancock   Variable Life                                  Consolidated
                                       Financial       Insurance                                    John Hancock
For the Nine Month Period Ended         Services        Company         Other                        Financial
September 30, 2002                    (Guarantor)       (Issuer)     Subsidiaries    Eliminations  Services, Inc.
-----------------------------------------------------------------------------------------------------------------
                                                                    (in millions)

   Net decrease in cash and cash
     equivalents ..................   $  (87.6)       $  (40.3)        $ (115.3)        $   (2.6)        $ (245.8)

Cash and cash equivalents at
  beginning of period .............      109.4           108.4          1,088.9              7.0          1,313.7
                                      ---------------------------------------------------------------------------

Cash and cash equivalents at end
  of period .......................   $   21.8        $   68.1         $  973.6         $    4.4         $1,067.9
                                      ===========================================================================

Note 11 -- Significant Event

On September 28, 2003, the Company entered into a definitive merger agreement with Manulife which is expected to close early in the second quarter of 2004. In accordance with the agreement, each share of JHFS common stock will, at the time of the merger, be converted into the right to receive 1.1853 shares of Manulife stock. It is estimated that the shares of Manulife common stock to be issued to JHFS shareholders in the merger will represent approximately 42% of the outstanding Manulife common stock after the merger. The closing of the merger is subject to certain conditions, including the adoption of the merger agreement by the affirmative vote of JHFS shareholders holding a majority of the shares outstanding and the approval by certain U.S. and Canadian regulatory authorities including the U.S. Federal Trade Commission, the Commonwealth of Massachusetts and other state regulatory agencies. Until the merger occurs, the Company will continue to operate independently of Manulife. Thereafter the Company will operate as a subsidiary of Manulife. The John Hancock name will be Manulife's primary U.S. brand.

Note 12 -- Subsequent Event

On October 31, 2003, the Company announced the sale of the international equity management business of its institutional investment subsidiary, Independence Investment, LLC effective November 3, 2003.

On November 3, 2003, the Company announced that its Board of Directors has declared an annual dividend to its shareholders of $0.35 per common share payable on December 11, 2003 to shareholders of record on November 18, 2003.

On November 4, 2003, the Company announced the close of the sale of its group life insurance business with the receipt of approximately $6.7 million in cash proceeds.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Financial Services, Inc. (John Hancock, JHFS or the Company) as of September 30, 2003, compared with December 31, 2002, and its consolidated results of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2002 included in the Company's Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2002 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. The Company's financial statements, press releases, analyst supplements and other information are available on the internet at www.jhancock.com, under the link labeled "Investor Relations". In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial Services.

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

Announced Merger with Manulife Financial Corporation

      On September 28, 2003, the Company entered into a definitive merger agreement with Manulife which is expected to close early in the second quarter of 2004. In accordance with the agreement, each share of JHFS common stock will, at the time of the merger, be converted into the right to receive 1.1853 shares of Manulife stock. It is estimated that the shares of Manulife common stock to be issued to JHFS shareholders in the merger will represent approximately 42% of the outstanding Manulife common stock after the merger. The closing of the merger is subject to certain conditions, including the adoption of the merger agreement by the affirmative vote of JHFS shareholders holding a majority of the shares outstanding and the approval by certain U.S. and Canadian regulatory authorities including the U.S. Federal Trade Commission, the Commonwealth of Massachusetts and other state regulatory agencies. Until the merger occurs, the Company will continue to operate independently of Manulife. Thereafter the Company will operate as a subsidiary of Manulife. The John Hancock name will be Manulife's primary U.S. brand. This Form 10-Q does not reflect or assume any changes to JHFS' business as a result of the proposed merger with Manulife. For additional information, refer to our public filings with the SEC relating to the merger.

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

      Consolidation Accounting

      In January 2003, the Financial Accounting Standards Board issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (VIEs). The discussion below describes those entities which the Company has identified as

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

candidates for consolidation under FIN 46, which was recently deferred by the FASB, requiring consolidation as of December 31, 2003.

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

      The Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, and also invests indirectly via limited partnership real estate investment funds, which are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property. The Properties typically raise additional capital by issuing long term debt, which at times is guaranteed or otherwise subsidized by federal or state agencies. In certain cases, the Company invests in the mortgages of the Properties, which are non-recourse to the general assets of the Company. In the event of default by a mortgagee of a Property, the mortgage is subject to foreclosure.

      The Company has a number of relationships with a disparate group of entities, which result from the Company's direct investment in their equity and/or debt. Two of these entities are energy investment partnerships, two are investment funds organized as limited partnerships and three are operating companies (a ski resort developer/operator, a stepvan manufacturer and a steel spring manufacturing company). Subsequent to the Company's investment in them, the operating companies underwent corporate reorganizations. The Company has made no guarantees to any other parties involved with these entities, and has only two outstanding capital commitments to the investment funds.

      The Company is evaluating whether each of these entities is a VIE, and if so, whether consolidation accounting should be used for each. The Company is also in the process of estimating the future potential impact of consolidating any potential VIE with which it is involved. However, in accordance with FIN 46, it is possible that if the Company consolidates some of these entities, the Company may, as a result, report lower consolidated net income and resulting lower consolidated shareholders' equity in the short or medium term even though the Company's shareholders do not have direct economic exposure to the additional VIE losses recognized during consolidation. These losses would ultimately reverse when the Company's status as primary beneficiary lapses.

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

      The Company will adopt FIN 46 on December 31, 2003, and has elected to apply the provisions of FIN 46 prospectively. The Company is currently estimating the impact on its consolidated financial position, results of operations and cash flows of consolidating those VIEs for which the Company is the primary beneficiary. The Company has not entered into primary beneficiary relationships with any VIEs since January 31, 2003.

      Amortization of Deferred Acquisition Costs

      Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable and appear as an asset on our consolidated balance sheets. Such costs include commissions,

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company tests the recoverability of the asset recorded for deferred policy acquisition costs, or DAC, annually with a model that uses data such as market performance of its funds, lapse rates and expense levels. At September 30, 2003 the Company's DAC asset was $4,172.3 million, or 3.8% of total assets. We amortize DAC on term life and long-term care insurance ratably with premiums. We amortize DAC on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC and unearned revenue on these policies at a constant percentage of gross profits over the life of the policies.

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

      The effects on the amortization of DAC and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At both September 30, 2003 and December 31, 2002, the average discount rate was 8.4% for participating traditional life insurance products and 6.0% and 6.2%, respectively, for universal life products. The total amortization period was 30 years for both participating traditional life insurance products and universal life products.

      The Company's future assumptions with respect to the expected gross profits in its variable life insurance business in the Protection Segment and variable annuity business in the Asset Gathering Segment are 8%, gross of fees (which are approximately 1% to 2%), for the long-term growth rate assumption and 13% gross of fees on average for the next five years.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Sensitivity of Deferred Acquisition Costs Amortization. The level of DAC amortization in the fourth quarter of 2003 will vary if separate account growth rates vary from our current assumptions. The table below shows the estimated increased (decreased) quarterly DAC amortization that will result if actual separate account annualized growth rates are different than the rates assumed in our DAC models.

                                                            Asset
                                           Protection     Gathering       Total
                                           ----------     ---------       -----
                                                        (in millions)
18%.....................................    $(0.2)         $ (0.5)       $ (0.7)
13%.....................................       --              --            --
 8%.....................................      0.2             1.8           2.0

      Q3 2002 Unlocking: As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life business in the Protection Segment and variable annuity business in the Asset Gathering Segment. First, we lowered the long-term growth rate assumption from 9% to 8% gross of fees (which are approximately 1% to 2%). Second, we lowered the average rates for the next five years from the mid-teens to 13% gross of fees. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively as the Q3 2002 Unlocking. The result of these changes in assumptions was a net write-off of deferred policy acquisition costs of $36.1 million in the variable annuity business in the Asset Gathering Segment and $13.1 million (net of $12.3 million of unearned revenue and $2.5 million in policy benefit reserves) in the variable life business in the Protection Segment. The impact on net income of the Q3 2002 Unlocking was approximately $27.5 million, or $0.09 diluted earnings per share.

      Benefits to Policyholders

      The liability for "future policy benefits" is the largest liability included in our consolidated balance sheets, equal to 44.1% of total liabilities as of September 30, 2003. Changes in this liability are generally reflected in the "benefits to policyholders" caption in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

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

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. Changes in the fair values of the available-for-sale securities are recorded in other comprehensive income as unrealized gains and /or losses. We calculate the fair values of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes at the investee level, litigation and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of impairment losses. To assist in identifying impairment losses, at the end of each quarter our Investment Review Committee reviews all securities where market value has been less than ninety percent of

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

amortized cost for three months or more to determine whether impairment losses need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, the Chief Investment Officer, and the Corporate Risk Officer who reports to the Chief Financial Officer. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors. To supplement this process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

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

      Prior service costs are amortized over approximately 9 years for pension costs and over approximately 17 years for post employment benefit costs.

      Income Taxes

      Our reported effective tax rate on net income was 21.2% and 25.2% for the three month periods ending September 30, 2003 and 2002, respectively, and 27.6% and 24.6% for the nine month periods ending September 30, 2003 and 2002, respectively. Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our year-to-date operating results.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

Reinsurance

      We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering both individual and group policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2003, the deductible for individual and group life insurance coverages combined was reduced from $25.0 million to $17.5 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance subsidiaries. The Company has supplemented this coverage by reinsuring all of its accidental death exposures in excess of $100,000 per life under its group life insurance coverages, and 50% of such exposures below $100,000. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

Recent Earnings and Sales Guidance

      In its press release dated October 30, 2003 and its conference call with financial analysts held on October 31, 2003, the Company adjusted its operating earnings per share growth guidance for the current fiscal year to 9% to 12% from the previously disclosed 7% to 11% based on our disciplined approach to profitability and improved conditions in the equity markets and economy. The revised guidance is contingent upon the economy not faltering and impacting the Company's earnings negatively. The Company also adjusted its guidance for total gross investment losses including impairments and disposals to $625 million to $650 million from its previous guidance of $650 million to $750 million for the year, and $876.5 million in 2002. Gross impairments in 2003 have improved sequentially for three quarters, at $250 million, $103 million, and $73 million respectively, and impairments in the fourth quarter are currently expected to be in the $75 million to $100 million range. Due to the unpredictability of the timing and recognition of gains and losses, especially such items as prepayment gains, hedging adjustments and recoveries, the changing interest rate environment, as well as the unpredictable nature of certain other unusual or non-recurring items that management believes are not indicative of ongoing operational performance, guidance on GAAP net income cannot be readily estimated. Accordingly, the company is unable to provide guidance with respect to GAAP net income, or a reconciliation of guidance on net operating income per share to GAAP net income.

      The Company reaffirmed its guidance for both core and total life sales which are expected to decrease from the prior year by 15% to 20%. The Company adjusted its guidance for sales of total retail annuity sales anticipating a decrease of 15% to

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

20% compared to previous guidance of declines of 5% to 10% from last year. In addition, we expect long-term care sales to exceed our previous guidance and increase from 40%-45% from 2002 levels.

Economic Trends

      Economic trends impact profitability and sales of the Company's products. The impact of economic trends on the Company's profitability are similar to their impact on the financial markets. The Company estimates that a 1% increase (decrease) in interest rates occurring evenly over a twelve month period, or an estimated 8 basis points per month, would increase (decrease) segment after tax operating income by approximately $4 million, and a 5% increase (decrease) in equity markets occurring evenly over a twelve month period, or an estimated 42 basis points per month, would increase (decrease) segment after tax operating income by approximately $10 million.

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, until 2001 had accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in those years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. This trend has changed due to fluctuations in stock market performance and we have seen investors return to fixed income products. We believe our diverse distribution network and product offerings assist in the maintenance of assets and provide for sales growth in most market conditions. Although sales of traditional whole life insurance products have experienced continued declines, sales of fixed annuity products and corporate owned life insurance have increased. Universal life sales have also increased for the Company and for the industry as a whole, due in part to the market's demand for products of a fixed nature. Term life sales have increased over the past few years, as consumers continue to seek lower cost options to solving their protection needs. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet their medical needs in retirement.

      Premiums and deposits of our individual annuity products decreased from a strong prior year by 46.5% to $473.8 million for the three month period ended September 30, 2003. Annuity premiums and deposits decreased 14.2% to $2,290.9 million for the nine-month period ended September 30, 2003. Premiums and deposits on our long-term care insurance increased 24.9%, to $249.7 million and 23.0%, to $699.9 million for the three and nine month periods ended September 30, 2003 due to strong growth in the business and increasing renewal premiums, while our variable life insurance product deposits in 2003 decreased 6.6%, to $219.3 million and 14.3%, to $658.5 million, for the same time periods. The policyholder account value in the universal life insurance product line increased $1,249.3 million, or 39.8%, for the nine month period ended September 30, 2003 from the comparable period, due to underlying growth and the December 31, 2002 acquisition of Allmerica's fixed universal life insurance business. Mutual fund deposits decreased $303.1 million, or 18.4%, to $1,345.5 million for the three month period ended September 30, 2003, due to a decline in institutional advisory account sales. Mutual fund deposits increased $404.5 million for the nine month period ended September 30, 2003 due to an increase in close-end fund sales from $622.2 million to $1.4 billion, partially offset by a decrease in institutional advisory sales. Redemptions decreased $20.9 million, or 1.6%, to $1,311.6 million and increased $297.6 million, or 8.0% to $4,003.5 million for the three and nine month periods ended September 30, 2003. We continue to manage operating expenses aggressively to protect profit margins as we work to stabilize and grow assets under management in the mutual funds business. However, our mutual fund operations are impacted by general market trends, and a downturn in the mutual fund market may negatively affect our future operating results.

      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products increased 36.7%, or $242.8 million, and decreased 29.2%, or $887.1 million, for the three and nine months ended September 30, 2003. The increase in the quarter was driven by the improved market with more John Hancock products available and our increased success in marketing the products. Premiums on group annuity products were down due to market competition. We continue to look for opportunistic sales in the single premium group annuity market where our pricing standards are met. Partially offsetting the decrease in sales was the introduction of a SignatureNotes, a new product launched in late 2002 which generated sales of $821.7 million for the nine months ended September 30, 2003. SignatureNotes is designed to generate sales from the conservative retail investor looking for protection of principle and stable returns. Through the Company's limited-service banking subsidiary, First Signature Banks and Trust Company, we have sold approximately $37 million of broker-sold certificates of deposits during the quarter. Broker-sold certificates of deposits are a new product introduced late in the third quarter of 2003 and were developed to offer additional investment options to the conservative retail investor. Services provided in the Investment Management Segment include advising domestic and international institutions in investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment increased to $28,655.8 million as

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

of September 30, 2003 from $27,491.4 million as of December 31, 2002. The $1.2 billion increase in assets under management was driven by $1.6 billion in market appreciation offset by $0.6 billion in net outflows at Independence.

      The Canadian life insurance industry faces many of the same macro-economic trends as the U.S. but is also operating within a relatively mature, highly competitive market. Product innovation, operational efficiencies, consolidations and global expansion are the key business strategies used by Canadian insurers for business growth. In responding to this mature market environment, Maritime Life has executed opportunistic acquisitions as one of its key business strategies in recent years. This strategy included the acquisition of the individual life and segregated fund business of Confederation Life in 1995, Aetna Life Insurance of Canada in 1999, Royal & Sun Alliance Financial (Canadian operations) in 2001 and, this year, the Canadian individual health and group life and health businesses of Liberty Mutual Group. These acquisitions have contributed to market share growth, higher profitability through efficiencies of scale, and enhanced access to capital.

      Sales in the retail protection business of Maritime Life increased 34.8% to $14.7 million and 11.1% to $37.9 million in the three and nine month periods ended September 30, 2003, respectively, primarily attributable to the Liberty Health acquisition. Individual life product sales have decreased from the previous year in all categories except for "Term to 100" adjustable life products, which have seen an 8% growth rate on a year over year basis, attributable to favorable pricing compared to the universal life products. Within the living benefit product line, individual disability (excluding acquired individual health) sales have decreased 1% on a year over year basis, but strong demand in the early half of the current year for a popular premium rider, now withdrawn, on the critical illness products saw sales grow 57% over the level achieved in the same period in 2002.

      Total deposits of guaranteed products, segregated fund products and group pensions fell by 3.2% and 0.8% in the three and nine month periods over levels last year as investors shied away from volatile equity markets in favor of "safe haven" deposits with Canadian chartered banks. Segregated fund deposits fell 25.7% from the level obtained in the prior year, partially offset by growth in guaranteed products of 24.8% due to renewed interest in fixed return products by a market-shy consumer. Group pension deposits grew by 28.9% on a year over year basis as we increase our marketing focus on this product line.

      New sales in the group life and health segment grew 336.7% and 4.7% in the three and nine month periods ended September 30, 2003, reflecting the acquisition of the Liberty group life and health business in the current quarter. This product line is highly competitive with only three large providers and is susceptible to broad economic factors, such as levels of merger and acquisition activity within the Canadian employer environment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Transactions Affecting Comparability of Results of Operations

      The acquisitions described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the dates of acquisition. The purchase prices were allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase prices over the estimated fair values, if any, recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

      The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue, net income and earnings per share for the periods indicated, to demonstrate the proforma effect of the acquisitions and of the disposal as if they occurred on January 1, 2002.

                                  Three Months Ended September 30,                        Nine Months Ended September 30,
                             2003                      2002                         2003                      2002
                           Proforma       2003       Proforma       2002          Proforma       2003       Proforma       2002
                         ---------------------------------------------------------------------------------------------------------
                                                            (in millions, except per share data)

Revenue ..............     $2,430.1    $2,430.1      $2,175.6     $2,142.9        $7,237.6     $7,204.2     $6,484.8     $6,391.1

Net income ...........        190.8       190.8         160.5        158.1           735.6        733.9        411.4        402.9

Earnings per share ...         0.66        0.66          0.55         0.54            2.55         2.54         1.40         1.37

Acquisitions:

      On July 8, 2003, The Maritime Life Assurance Company (Maritime Life), a majority owned Canadian subsidiary of the Company, completed its purchase of the insurance business of Liberty Health, a Canadian division of US-based Liberty Mutual Insurance Company, through a reinsurance agreement for approximately $97.5 million. Through the agreement, Maritime Life assumed the entire business of Liberty Health, including its group life, group disability and group health divisions, as well as its individual health insurance business. The agreement is subject to certain contingencies currently being negotiated that will impact the ultimate determination of goodwill and value business acquired assets and accordingly, no determination has been made as yet. There was no impact on the Company's results of operations from the acquired insurance business during 2002 or the first six months of 2003.

      On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

Disposal:

      On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and closed November 4, 2003.

Subsequent Events

      On October 31, 2003, the Company announced the sale of the international equity management business of its institutional investment subsidiary, Independence Investment, LLC effective November 3, 2003.

      On November 3, 2003, the Company announced that its Board of Directors has declared an annual dividend to its shareholders of $0.35 per common share payable on December 11, 2003 to shareholders of record on November 18, 2003.

      On November 4, 2003, the Company announced the close of the sale of its group life insurance business with the receipt of approximately $6.7 million in cash proceeds.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Results of Operations

     The table below presents the consolidated results of operations for the periods presented:

                                                                            Three Months Ended        Nine Months Ended
                                                                               September 30,             September 30,
                                                                             2003         2002         2003        2002
                                                                           ----------------------------------------------
                                                                                           (in millions)
Revenues
Premiums ..............................................................    $1,034.3     $  806.7     $2,782.4    $2,512.7
Universal life and investment-type product fees .......................       209.5        212.7        617.8       613.5
Net investment income .................................................     1,038.5        968.6      3,117.1     2,917.6
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pensions contractholders and the
    policyholder dividend obligation (1) ..............................       (58.3)       (30.7)        94.1      (255.4)
Investment management revenues, commissions, and other fees ...........       138.9        129.3        393.0       419.7
Other revenue .........................................................        67.2         56.3        199.8       183.0
                                                                           ---------------------     --------------------
        Total revenues ................................................     2,430.1      2,142.9      7,204.2     6,391.1

Benefits and expenses
Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend
    obligation (2) ....................................................     1,522.9      1,303.4      4,274.3     4,002.2
Other operating costs and expenses ....................................       439.2        333.3      1,253.9     1,116.6
Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
    (losses) (3) ......................................................        64.8        151.1        218.2       299.9
Dividends to policyholders ............................................       161.0        143.6        443.6       438.3
                                                                           ---------------------     --------------------
        Total benefits and expenses ...................................     2,187.9      1,931.4      6,190.0     5,857.0

Income before income taxes ............................................       242.2        211.5      1,014.2       534.1
Income taxes ..........................................................        51.4         53.4        280.3       131.2
                                                                           ---------------------     --------------------

        Net income ....................................................    $  190.8     $  158.1     $  733.9    $  402.9
                                                                           =====================     ====================

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $(35.5) million and $27.4 million for the three months ended September 30, 2003 and 2002, respectively, and $(33.5) million and $(5.6) million for the nine months ended September 30, 2003 and 2002, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $(29.8) million and $10.9 million for the three months ended September 30, 2003 and 2002, respectively, and $(43.0) million and $0.4 million for the nine months ended September 30, 2003 and 2002, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $(5.7) million and $16.5 million for the three months ended September 30, 2003 and 2002, respectively and $9.5 million and $(6.0) million for the nine months ended September 30, 2003, respectively.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      During the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment which resulted in the break-out of the Maritime Life business as its own operating segment and the reclassification of the 2002 results for the Federal long-term care insurance business to the Protection Segment. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The following discussion presents the results of our segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life or Corporate and Other Segments, other than to display these

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

businesses separately. The reclassification associated with the Federal long-term care insurance business has no impact on segment after-tax operating income, or net income of the business. The reclassification increased Protection Segment after-tax operating income and decreased Corporate and Other Segment after-tax operating income by $0.2 million for the three month period ended September 30, 2002.

      Consolidated income before income taxes increased 14.5%, or $30.7 million, for the three month period ended September 30, 2003 from the prior year. The increase was driven by growth in income before income taxes of $34.2 million in the Protection Segment, $21.3 million in the Guaranteed and Structured Financial Products Segment (G&SFP), and $0.3 million in the Investment Management Segment. These increases were slightly offset by decreases in income before income taxes of $14.6 million in the Corporate and Other Segment, $7.0 million in the Asset Gathering Segment, and $3.5 million in the Maritime Life Segment. Consolidated income before income taxes increased despite higher net realized investment and other losses compared to the prior year. Net realized investment and other losses increased $27.6 million and were driven by the increase in losses in the Asset Gathering Segment of $63.9 million.

      Revenues increased 13.4%, or $287.2 million, from the prior year. The increase in revenues was driven by an increase in premiums of $227.6 million, or 28.2%, compared to the prior year. Premiums in the Maritime Life Segment increased 86.1%, or $147.2 million, due to the acquisition of certain Canadian individual disability and group life and health business from Liberty Health, a Canadian division of U.S. based Liberty Mutual Insurance Company. The improvement in premiums was also driven by premium growth in the G&SFP Segment of 232.5%, or $76.5 million, primarily as a result of increased structured settlement sales. Slightly offsetting the increase in premiums was an 89.9%, or $27.6 million, increase in consolidated net realized investment and other (losses) from the prior year. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other losses is the result of impairments of fixed maturity securities of $71.2 million and hedging adjustments of $(95.6) million. The largest impairments were $26.4 million on private placement securities secured by aircraft leased by a large U.S. airline, $14.9 million relating to the development of three natural gas fired power projects, and $13.2 million relating to an Australian mining company. The net realized investment and other loss on other than temporary declines in value of fixed maturity securities was offset by a gains on the sale of fixed maturity securities. These gains resulted from managing our portfolios for tax optimization and ongoing portfolio positioning. For additional analysis regarding net realized investment and other gains (losses), see General Account Investments in the MD&A.

                                                             Gross Gain     Gross Loss     Hedging     Net Realized Investment
For the Three Months Ended September 30, 2003   Impairment   on Disposal   on Disposal   Adjustments    and Other Gain (Loss)
                                                ------------------------------------------------------------------------------
                                                                            (in millions)
Fixed maturity securities (1) (2) ............    $(71.2)      $ 68.3        $(24.3)       $(50.0)            $(77.2)
Equity securities (3) ........................      (2.2)        18.2          (4.9)           --               11.1
Mortgage loans on real estate ................        --         33.3         (16.4)        (13.9)               3.0
Real estate ..................................        --          4.6          (4.4)           --                0.2
Other invested assets ........................        --          2.3          (1.5)           --                0.8
Derivatives ..................................        --           --            --         (31.7)             (31.7)
                                                ------------------------------------------------------------------------
               Subtotal ......................    $(73.4)      $126.7        $(51.5)       $(95.6)            $(93.8)
                                                ========================================================================

      Amortization adjustment for deferred policy acquisition costs......................                        5.7
      Amounts credited to participating pension contractholders..........................                        7.2
      Amounts credited to the policyholder dividend obligation...........................                       22.6
                                                                                                              ----------
           Total.........................................................................                     $(58.3)
                                                                                                              ==========

(1) Fixed maturity securities gain on disposals includes $14.8 million of gains from previously impaired securities.
(2) Fixed maturity securities loss on disposals includes $0.3 million of credit related losses.
(3) Equity securities gain on disposal includes $1.5 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

      Premiums increased 28.2%, or $227.6 million, from the prior year. The increase in premiums was due largely to Maritime Life Segment's aforementioned acquisition of the insurance business of Liberty Health, a Canadian division of U.S.-based Liberty Mutual Insurance Company, as well as increased structured settlement sales in the G&SFP Segment. In addition, premiums in the Protection Segment increased by $37.7 million, or 8.4%, primarily due to long-term care insurance premiums

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

driven by business growth from higher new sales and strong renewal premiums on lower lapses. These increases in premiums are partially offset by a decrease in the Corporate & Other Segment of $27.2 million, or 19.1%, due to the sale of the group life insurance business, and a decrease in the Asset Gathering Segment of $6.5 million, or 68.6%, driven lower sales of single premium annuities.

      Universal life and investment-type product fees were relatively flat over the prior year, decreasing 1.5%, or $3.2 million. The decline in product fees was driven by the Maritime Life Segment where product fees declined 6.9%, or $3.4 million driven by disappointing sales in the current year. In addition, the Protection Segment's product fees declined 1.0%, or $1.2 million, due primarily to a $10.4 million decrease in amortization of unearned revenue, driven by unearned revenue amortization of $12.3 million associated with the Q3 2002 Unlocking (See Critical Accounting Policies in this MD&A). Investment-type product fees in the Asset Gathering Segment decreased 2.4%, or $0.7 million, due primarily to the lower surrender fees in the variable annuity business. In the variable annuity business, the mortality and expense fees as a percentage of average account balances were 1.30% and 1.34% at September 30, 2003 and 2002, respectively. Partially offsetting these declines in product fees was an increase driven by the G&SFP Segment, where product fees increased 6.8%, or $1.0 million driven by first year loading charges on sales of structured settlements.

      Net investment income increased 7.2%, or $69.9 million, from the prior year. The growth in net investment income was driven by the Protection Segment which increased 7.1%, or $23.7 million, due to a 15% increase in average asset balances, and a 25.9%, or $16.6 million increase in non-traditional life insurance net investment income. In addition, net investment income increased 21.2%, or $31.3 million, in the Asset Gathering Segment's fixed annuity business. Net investment income in the Maritime Life Segment increased 22.1%, or $17.2 million, driven by higher assets balances. In addition, net investment income improved in the Corporate and Other Segment by 97.0%, or $25.7 million. These increases in net investment income were partially offset by declines in the G&SFP Segment and the Investment Management Segment. The G&SFP Segment decreased 6.4%, or $27.5 million, despite growth in the spread-based average invested assets. The average yield on invested assets in the G&SFP Segment decreased to 5.47% in the current period. The decline in yield is impacted by the fluctuation of the market rates driving the return on approximately $11 billion, or 42% of the G&SFP asset portfolio, which floats with the market rates. The floating-rate exposure on our asset portfolio is managed to match the floating-rate exposure on our liability portfolio. The Investment Management Segment net investment income declined by 18.2%, or $0.6 million, primarily resulting from lower income earned on a lower average amount of mortgages held for sale. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Advisory fees increased 7.4%, or $9.6 million, from the prior year. The increase in fees was driven by the Maritime Life Segment which increased 83.3%, or $4.5 million, driven by increased administrative services only (ASO) business primarily resulting from the acquisition of Liberty Health. In addition, advisory fees increased $3.6 million in the Investment Management Segment due primarily to the Company's institutional advisor, the Independence group of companies (Independence) where fees increased 1.5% or $0.2 million. Advisory fees remained stable in the Asset Gathering Segment driven by the impact of market appreciation on assets under management in the mutual fund business.

      Other revenue increased 19.4%, or $10.9 million, from the prior year. The Company's other revenue is largely made up of Signature Fruit in the Corporate and Other Segment. Signature Fruit's revenue of $55.6 million, increased $1.9 million from the prior year. Other revenue also increased in the Protection Segment by $2.2 million due to the Federal long-term care insurance business which officially began operation on October 1, 2002. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees.

      Benefits to policyholders increased 16.8%, or $219.5 million, from the prior year. The increase in benefits to policyholders was driven by the Maritime Life Segment which grew 58.8%, or $124.3 million. Higher benefits to policyholders in the Maritime Segment included $47.1 million of benefits to policyholders on acquired business, $40.7 million of higher group life & health benefits driven by the reinsurance recapture (See Maritime Life Segment discussion), $29.6 million higher individual life benefits driven by reinsurance recapture and $7.0 million from increased provisions for future policy benefits in the immediate annuity business. The Protection Segment's benefits to policyholders increased 13.3%, or $68.9 million, due primarily to growth in the long-term care insurance business. Benefits to policyholders in the G&SFP Segment increased $14.8%, or $50.8 million, due to an increase in sales of structured settlements. In addition, benefits to policyholders increased 5.7%, $6.7 million in the Asset Gathering Segment, due to a $15.4 million increase in interest credited on fixed annuity account balances due to higher average account balances. Slightly offsetting these increases was a decline in benefits to policyholders of 27.2%, or $31.2 million, in the Corporate & Other Segment resulting from the sale of the group life insurance business.

      Operating costs and expenses increased 31.8%, or $105.9 million. The increase in operating costs and expenses was driven by the Maritime Life, which increased 125.3%, or $54.9 million. The increase in Maritime Life Segment operating cost and expenses was due primarily to the aforementioned acquisition, and general operating expenses increases across all businesses. Total operating costs and expense increased 22.0%, or $20.9 million, in the Corporate and Other Segment, driven by an increase of $7.9 million due to net periodic pension cost and $2.1 million in other post-retirement benefits. Included in

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

operating costs and expense is the expenses related to Signature Fruit which increased $0.7 million to $57.9 million. Operating costs and expenses in the Protection Segment increased 20.1%, or $15.1 million, due to increases in IT spending, bonus plan expenses, and higher amortization of the value of business acquired asset due to the addition of the Allmerica block assumed as of December 31, 2002. G&SFP Segment operating costs and expenses increased by 80.0%, or $10.4 million, reflecting higher commissions combined with higher compensation expenses. In addition, Asset Gathering Segment operating costs and expenses increased 4.3%, or $3.6 million, driven by compensation expense. Also included in other operating costs and expenses is $0.6 million for terminations related to the information technology outsourcing as well as other initiatives and curtailment and other post employment benefit related gains compared to $6.6 million in the prior year. See Note 6 - Severance included in the notes to the unaudited consolidated financial statements.

      Amortization of deferred policy acquisition costs decreased 57.1%, or $86.3 million, from the prior year. The decrease in amortization of deferred policy acquisition costs was driven by the Asset Gathering Segment which decreased 62.0%, or $41.5 million from the prior year. Within the Asset Gathering Segment, the variable annuity businesses experienced lower amortization of deferred policy acquisition costs by approximately 86.7%, or $44.8 million primarily due to the Q3 2002 Unlocking which resulted in $36.1 million additional deferred policy acquisition costs amortization in the prior year. Protection Segment amortization of deferred policy acquisition cost decreased by 46.7%, or $33.4 million, driven by Q3 2002 Unlocking (See Critical Accounting Policies in this MD&A) which resulted in $27.9 million in additional amortization of deferred policy acquisition costs in the prior year (See Critical Accounting Policies in this MD&A). The Maritime Life Segment amortization of deferred policy acquisition costs decreased $12.6 million, driven by changes in valuation process in the prior year.

      Dividends to policyholders increased 12.1%, or $17.4 million from the prior year. The increase in dividends to policyholders was driven by the Corporate & Other Segment, which increased 856.6%, or $25.4 million, due to the accounting for the sale of the group life insurance business. Dividends to policyholders decreased in the Protection Segment 5.8%, or $7.3 million, due to the dividend scale cut in the traditional life insurance business.

      Income taxes were $51.4 million in 2003, compared to $53.4 million for 2002. Our effective tax rate was 21.2% in 2003, compared to 25.2% in 2002. The lower effective tax rate was primarily due to lower capital gains, and increased affordable housing tax credits.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      During the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment which resulted in the break-out of the Maritime Life business as its own operating segment and the reclassification of 2002 results for the Federal long-term care insurance business to the Protection Segment. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The following discussion presents the results of our segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life or Corporate and Other Segments, other than to display these businesses separately. The reclassification associated with the Federal long-term care insurance business has no impact on segment after-tax operating income, or net income of the business. The reclassification increased Protection Segment after-tax operating income and decreased Corporate and Other Segment after-tax operating income by $0.5 million for the nine month period ended September 30, 2002.

      Consolidated income before income taxes increased 89.9%, or $480.1 million, from the prior year. The increase was driven by growth in income before income taxes of $38.0 million in the Asset Gathering Segment, $136.8 million in the Protection Segment, $35.3 million in the G&SFP Segment, $31.8 million in the Maritime Life Segment, and $8.6 million in the Investment Management Segment. Partially offsetting these increases was a decline in the Corporate and Other Segment of $229.6 million.

      Revenues increased 12.7%, or $813.1 million, from the prior year. The increase in revenues was driven by the Corporate and Other Segment where net realized investment and other gains increased $280.1 million due to a gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's home office properties. Consolidated net realized investment and other gains increased 136.8%, or $349.5 million from the prior year. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other gains is the result of gains on the disposal of fixed maturity securities and the sale of the Company's home office properties. These net realized investment and other gains were partially offset by other than temporary declines in value of fixed maturity securities of $386.9 million and equity securities of $29.3 million. The largest impairments were $37.6 million relating to a large, national farmer-owned dairy co-operative, $36.1 million relating to a large U.S. airline, $29.8 million relating to an Australian mining company, $27.3 million relating to a North American transportation provider, $26.3 million related to a special purpose company created to sublease aircraft to two U.S. airlines, and $25.0 million relating to a toll road. For additional analysis regarding net realized investment and other gains (losses), see General Account Investments in the MD&A.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                              Gross Gain   Gross Loss      Hedging    Net Realized Investment
For the Nine Months Ended September 30, 2003    Impairment   on Disposal  on Disposal   Adjustments   and Other Gain (Loss)
                                               ------------------------------------------------------------------------------
                                                                            (in millions)
Fixed maturity securities (1) (2) ............   $(386.9)       $397.1     $ (68.9)       $(204.8)          $(263.5)
Equity securities (3) ........................     (29.3)         52.8       (10.2)            --              13.3
Mortgage loans on real estate ................        --          54.1       (28.2)         (46.7)            (20.8)
Real estate ..................................        --         244.7        (7.3)            --             237.4
Other invested assets ........................     (10.3)         16.6        (7.5)            --              (1.2)
Derivatives ..................................        --            --          --           95.4              95.4
                                               ------------------------------------------------------------------------------
               Subtotal ......................   $(426.5)       $765.3     $(122.1)       $(156.1)          $  60.6
                                               ==============================================================================

          Amortization adjustment for deferred policy acquisition costs......................                  (9.5)
          Amounts charged to participating pension contractholders...........................                   9.0
          Amounts charged to the policyholder dividend obligation............................                  34.0
                                                                                                          ---------------
               Total.........................................................................               $  94.1
                                                                                                          ===============

(1) Fixed maturities gain on disposals includes $64.0 million of gains from previously impaired securities.
(2) Fixed maturities loss on disposals includes $23.3 million of credit related losses.
(3) Equity securities gain on disposal includes $1.5 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

      Premiums increased 10.7%, or $269.7 million, from the prior year. The increase in premiums is due to an increase in the Maritime Life Segment of $264.5 million, driven by the group life & health business following a reinsurance recapture of significant portions of its group life, accidental death and dismemberment and long term disability including $53.2 million from the acquired business. Also contributing was growth in the Protection Segment, where premiums increased $98.9 million driven by higher sales and continued lower lapses in the long-term care insurance business and the Asset Gathering Segment's fixed annuity business drove premiums up 82.0%, or $14.6 million. Partially offsetting these increases were declines in premiums of $63.0 million in the G&SFP Segment and $45.4 million in the Corporate and Other Segment. Premiums declined in the G&SFP Segment due to lower sales resulting from market competition and the low interest rates on sales of group annuity contracts. We continue to look for opportunistic sales in the single premium group annuity market where our pricing standards are met. The decrease in G&SFP Segment premiums is offset by a decrease in G&SFP benefits to policyholders as mentioned below in the discussion of benefits and expenses, thus current profitability is not impacted.

      Universal life and investment-type product fees increased 0.7%, or $4.3 million from the prior year. The growth in product fees was driven by the Protection Segment, where product fees increased 2.1%, or $7.0 million. This increase was due to the non-traditional life insurance business, driven by growth of the existing business and the acquisition of the Allmerica fixed universal life insurance business as of December 31, 2002. Average account balance in the non-traditional life insurance business increased 17.6%, or $1,545.6 million, compared to the prior year due to the underlying growth and the Allmerica acquisition. In addition, Maritime Life Segment product fees decreased 0.6%, or $0.9 million, driven by a decline in fees on lower assets under management due to segregated fund lapses. Asset Gathering Segment product fees declined $3.1 million. Asset Gathering Segment product fees earned in the variable annuity business decreased 9.7%, or $8.1 million, due to lower surrender fees driven by improved lapse rates. Declines in variable annuity product fees were partially offset by growth in the fixed annuity business where product fees increased $4.9 million due to a 17.5% increase in the number of contracts inforce.

      Net investment income increased 6.8%, or $199.5 million, from the prior year. The growth in net investment income was driven by the Asset Gathering Segment which increased 24.6%, or $103.2 million, from the prior year on growth in invested assets backing fixed annuity products. Average invested assets in the fixed annuity business increased 34.1%, or $10,055.8 million, while earned rates decreased. See additional analysis in the Asset Gathering Segment MD&A. In addition, net investment income increased in the Protection Segment by 7.3%, or $72.5 million, from the prior year driven by the universal life insurance business. Non-traditional life insurance net investment income increased 27.0%, or $49.9 million, driven by the growth of the business and the acquisition of the Allmerica fixed universal life insurance business as of December 31, 2002. In

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

addition, net investment income increased by 18.0%, or $42.2 million, in the Maritime Life Segment on growth in invested assets. Net investment income increased $3.5 million in the Investment Management Segment. Partially offsetting these increases in net investment income was a decline of 2.5%, or $32.5 million, in the G&SFP Segment. G&SFP Segment net investment income decreased due to the decline in the average investment yield on invested assets to 5.82% in the current period. The decline in yield is impacted by the fluctuation of market rates driving the return on approximately $11 billion, or 42% of the G&SFP Segment asset portfolio which floats with market rates. The floating rate exposure on our asset portfolio is managed to match the floating rate exposure on our liability portfolio. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Advisory fees decreased 6.4%, or $26.7 million, from the prior year. The decrease in fees was driven by the Asset Gathering Segment which decreased 12.3%, or $40.3 million, driven by the mutual funds business. The mutual funds business management advisory fees declined $29.2 million driven by a decline in average assets under management of $653.8 million, or 2.4% from prior year. Advisory fees increased by $8.0 million in the Maritime Life Segment driven by the administrative services only business and the acquired business of Liberty Mutual's Canadian group life and health unit. In addition, advisory fees increased in the Corporate and Other Segment by $2.9 million and in the Investment Management Segment by $2.7 million driven by the northwest property management group.

      Other revenue increased 9.2%, or $16.8 million, from the prior year. The Company's other revenue is largely made up of Signature Fruit in the Corporate and Other Segment. Signature Fruit generated $178.2 million and $169.6 million for the nine months ended September 30, 2003 and 2002, respectively. The driver of the increase in other revenue for the Company was the $8.6 million increase in Signature Fruit revenue. In addition, other revenue increased $5.6 million in the Protection Segment driven by the Federal long-term care insurance business which officially began operation on October 1, 2002. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees. Partially offsetting these increases in other revenue was a decline of $1.5 million in the Maritime Life Segment.

      Benefits to policyholders increased 6.8%, or $272.1 million, from the prior year. The increase in benefits to policyholders was driven by the Maritime Life Segment which increased 40.8%, or $248.2 million, due to the growth in the group life & health business from the reinsurance recapture transaction and $38.3 million from the acquired business. In addition, the Protection Segment increased 10.2%, or $156.2 million, due to growth in the long-term care insurance business. The long term care insurance business experienced 51.7% growth in new premiums and strong persistency during the period. In addition, the non-traditional life insurance business experienced a 14.2%, or $32.5 million increase in benefits to policyholders driven by the acquisition of Allmerica's fixed universal life insurance business. Also driving the increase in benefits to policyholders was growth in the Asset Gathering Segment's fixed annuity business, Asset Gathering Segment benefits to policyholders increased 18.1%, or $58.5 million. The growth in fixed annuity benefits to policyholders was driven by an increase of $14.6 million in premiums and an increase in interest credited on higher average invested assets. Average account balance in the fixed annuity business increased 32.4%, or $2,355.9 million, while credited rates decreased 83 basis points from the prior year. Partially offsetting these increases in benefits to policyholders was a decrease in the G&SFP Segment of 10.7%, or $128.2 million. Lower benefits to policyholders in the G&SFP Segment were driven by the spread-based business where annuity benefits decreased $64.6 million driven by a decrease in sales of single premium annuities and traditional GIC's where benefits decreased $53.6 million on lower sales. In addition, spread-based interest credited declined of 5.8%, or $47.3 million, due to a decline in the average interest crediting rate on account balances driven by the reset on floating rate liabilities. Average invested assets on spread-based products in the G&SFP Segment increased 10.1%, or $2,326.7 million, from the prior year. Corporate and Other benefits to policyholders declined $62.6 million from the prior year primarily driven by the sale of the group life business.

      Operating costs and expenses increased 12.3%, or $137.3 million. The increase in the Company's operating costs and expenses were driven by the Maritime Life Segment, which increased 42.2%, or $73.3 million. The increase in Maritime Life Segment operating cost and expenses was due the expenses of the acquired business which was not in the prior year results and lower reinsurance allowances after the recapture transaction. The Corporate and Other Segment operating costs and expenses increased 22.3%, or $62.4 million, driven by the corporate account where net periodic pension costs increased $23.9 million, deficiency interest increased $16.7 million, and benefits expenses increased $10.5 million. Signature Fruit operating expenses increased $7.0 million to $182.1 million from the prior year. In addition, operating costs and expenses increased $12.3 million in the G&SFP Segment, $5.0 million in the Protection Segment, and $4.0 million in the Investment Management Segment due to higher benefit and compensation costs. Partially offsetting these increases was a decrease in operating cost and expenses in the Asset Gathering Segment driven by reductions in the mutual funds business on lower distribution and selling expenses. Also included in other operating costs and expenses is $10.0 million for planned terminations related to the information technology outsourcing as well as other initiatives and curtailment and other post employment benefit related gains compared to $15.6 million in the prior year. See Note 6 - Severance to the unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Amortization of deferred policy acquisition costs decreased 27.2%, or $81.7 million, from the prior year. The decrease in amortization of deferred policy acquisition costs was driven by the Asset Gathering Segment which decreased 33.2%, or $38.9 million from the prior year driven by the variable annuity business. The variable annuity business experienced lower amortization of deferred policy acquisition costs by approximately 72.3%, or $53.8 million, primarily due to the Q3 2002 Unlocking which resulted in $36.1 million in additional deferred policy acquisition cost amortization in this segment in the prior year. In addition, the Protection Segment amortization of deferred policy acquisition costs decreased 13.8%, or $20.7 million, driven by the Q3 203 Unlocking which resulted in $27.9 million of amortization in this segment in the prior year. Amortization of deferred policy acquisition costs decreased in the Maritime Life Segment by 81.0%, or $23.4 million, driven by changes in deferred policy acquisition cost valuation changes.

      Dividends to policyholders increased 1.2%, or $5.3 million from the prior year. The increase in dividends to policyholders was driven by the Corporate and Other Segment which increased $29.6 million due to the accounting for the sale of the group life insurance business. The increase in the Corporate and Other Segment was partially offset by the Protection Segment, which declined 6.3%, or $24.6 million, due to a decrease in the dividend scale on traditional life insurance products effective the beginning of this year.

      Income taxes were $280.3 million in 2003, compared to $131.2 million for 2002. Our effective tax rate was 27.6% in 2003, compared to 24.6% in 2002. The higher effective tax rate was primarily due to increased capital gains, partially offset by increased affordable housing tax credits.

Results of Operations by Segment and Adjustments to GAAP Reported Net Income

      In the first quarter of 2003 the Company implemented organizational changes within the Corporate and Other Segment which resulted in the break-out of the Maritime Life business as its own operating segment and the reclassification of 2002 results for the Federal long-term care insurance business to the Protection Segment. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The following MD&A discussion presents the results of our segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life or Corporate and Other Segments other than to display these businesses separately. The reclassification associated with the Federal long-term care insurance business has no impact on segment after-tax operating income, or net income of the business. The reclassification increased Protection Segment after-tax operating income and decreased Corporate and Other Segment after-tax operating income by $0.2 million and $0.5 million for the three and nine month periods ended September 30, 2002.

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

                                                                    Three Months Ended           Nine Months Ended
                                                                       September 30,               September 30,
                                                                    2003          2002           2003         2002
                                                                   -------------------------------------------------
                                                                                    (in millions)
Segment Data:
Segment after-tax operating income:
   Protection Segment (1) ...................................      $  86.6       $  67.5       $ 250.1       $ 217.3
   Asset Gathering Segment ..................................         49.5          14.6         140.7          95.2
                                                                   ---------------------       ---------------------
     Total Retail Segments ..................................        136.1          82.1         390.8         312.5

   Guaranteed and Structured Financial Products
     Segment ................................................         70.3          75.9         237.0         218.7
   Investment Management Segment ............................          5.6           4.5          22.7          16.8
                                                                   ---------------------       ---------------------
     Total Institutional Segments ...........................         75.9          80.4         259.7         235.5

   Maritime Life Segment ....................................         23.1          24.5          62.7          56.5
   Corporate and Other Segment (1) ..........................         (8.1)         (1.2)        (36.0)         (2.4)
                                                                   ---------------------       ---------------------
     Total segment after-tax operating income ...............        227.0         185.8         677.2         602.1

After-tax adjustments:
   Net realized investment and other gains (losses), net ....        (36.2)        (23.7)         56.7        (170.9)
   Class action lawsuit .....................................           --            --            --         (19.5)
   Restructuring charges ....................................           --          (4.0)           --          (8.8)
                                                                   ---------------------       ---------------------
     Total after-tax adjustments ............................        (36.2)        (27.7)         56.7        (199.2)

GAAP Reported:
   Net income ...............................................      $ 190.8       $ 158.1       $ 733.9       $ 402.9
                                                                   =====================       =====================

(1) In 2002, during its start-up phase, the Federal long-term care insurance business was reported in the Corporate and Other Segment. Effective January 1, 2003, the business and its prior year results were reclassified from the Corporate and Other Segment to the Protection Segment.

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

                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                      2003         2002           2003         2002
                                                                    --------------------------------------------------
                                                                                      (in millions)

Net realized investment and other gains (losses) ...............    $ (93.8)      $  (3.3)      $  60.6       $(261.0)
Add amortization of deferred policy acquisition costs related
   to net realized investment and other gains (losses) .........        5.7         (16.5)         (9.5)          6.0
Add (less) amounts credited to participating pension contract
   holder accounts .............................................        7.2          11.0           9.0          18.9
Add (less) amounts credited to the policyholder dividend
    obligation .................................................       22.6         (21.9)         34.0         (19.3)
                                                                    ---------------------       ---------------------
Net realized investment and other gains (losses), net of
   related amortization of deferred policy acquisition costs, amounts credited to participating pension contract holders and the policyholder dividend obligation per unaudited
   consolidated financial statements ...........................      (58.3)        (30.7)         94.1        (255.4)
Add net realized investment and other (gains) losses
   attributable to mortgage securitizations ....................        0.6          (0.9)         (8.9)         (1.9)
                                                                    ---------------------       ---------------------
Net realized investment and other gains (losses) -  pre-tax
   adjustment to calculate segment operating income ............      (57.7)        (31.6)         85.2        (257.3)
Less income tax effect .........................................       21.5           7.9         (28.5)         86.4
                                                                    ---------------------       ---------------------
Net realized investment and other gains (losses) -  after-tax
   adjustment to calculate segment operating income ............    $ (36.2)      $ (23.7)      $  56.7       $(170.9)
                                                                    =====================       =====================

      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 6 -- Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs, net of related pension curtailment and other post employment benefit related gains, were $4.0 million and $8.8 million for the three and nine month periods ended September 30, 2002 and were excluded from segment after-tax operating income. The Company incurred after-tax restructuring costs of $0.4 million (pre-tax $0.6 million) and $6.5 million (pre-tax of $10.0 million) for the three and nine month periods ending September 30, 2003, respectively, which are included in segment after-tax operating income. Therefore, if restructuring charges were treated similarly in the prior year, 2002 after-tax operating income as presented would have been lower by $4.0 million and $8.8 million for the three and nine month periods ended September 30, 2002, respectively.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Protection Segment

     The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                         Three Months Ended       Nine Months Ended
                                                                           September 30,            September 30,
                                                                          2003       2002          2003       2002
                                                                       ------------------------------------------------
                                                                                        (in millions)
Operating Results:
Revenues
     Premiums........................................................      $488.9     $451.2      $1,419.0   $1,320.1
     Universal life and investment-type product fees.................       116.7      117.9         340.6      333.6
     Net investment income...........................................       357.8      334.1       1,059.5      987.0
     Other revenues..................................................         2.1        0.2           5.9        0.3
                                                                       -----------------------  -----------------------
         Total revenues..............................................       965.5      903.4       2,825.0    2,641.0

Benefits and expenses
     Benefits to policyholders.......................................       587.5      518.6       1,682.9    1,512.5
     Other operating costs and expenses..............................        89.9       74.2         270.4      243.7
     Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
       (losses)......................................................        38.3       71.7         128.8      149.5
     Dividends to policyholders......................................       119.0      126.3         366.7      391.3
                                                                       -----------------------  -----------------------
         Total benefits and expenses.................................       834.7      790.8       2,448.8    2,297.0

Segment pre-tax operating income (1).................................       130.8      112.6         376.2      344.0
Income taxes.........................................................        44.2       45.1         126.1      126.7
                                                                       -----------------------  -----------------------

Segment after-tax operating income (1)...............................        86.6       67.5         250.1      217.3

After-tax adjustments: (1)
     Net realized investment and other gains (losses)................        (2.5)     (11.5)         (5.0)     (48.5)
     Restructuring charges...........................................          --         --            --       (4.7)
     Class action lawsuit............................................          --       (0.6)           --      (18.7)
                                                                       -----------------------  -----------------------
         Total after-tax adjustments.................................        (2.5)     (12.1)         (5.0)     (71.9)

GAAP Reported:
Net income...........................................................      $ 84.1     $ 55.4      $  245.1   $  145.4
                                                                       =======================  =======================

Other Data:
Segment after-tax operating income (loss):
     Non-traditional life (variable and universal life)..............      $ 36.4     $ 22.0      $  103.2   $   79.5
     Traditional life................................................        26.7       25.0          78.3       82.0
     Long-term care..................................................        21.5       22.0          61.8       58.9
     Federal long-term care (2)......................................         1.6        0.2           4.7        0.5
     Other...........................................................         0.4       (1.7)          2.1       (3.6)

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.
(2) In 2002, during its start-up phase, the Federal long-term care insurance business was reported in the Corporate and Other Segment. Effective January 1, 2003, the business and its prior year results were reclassified from the Corporate and Other Segment to the Protection Segment.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Segment after-tax operating income increased 28.3%, or $19.1 million, from the prior year. Non-traditional life insurance business after-tax operating income increased 65.5%, or $14.4 million, primarily due to an increase in net investment income and lower amortization of deferred policy acquisition costs, due to the prior period's unlocking of the deferred policy acquisition costs
(DAC) asset. Traditional life insurance business after-tax operating income increased 6.8%, or $1.7 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Long-term care insurance business after-tax operating income decreased 2.3%, or $0.5 million, resulting from higher benefit and expenses, higher amortization of deferred policy acquisition costs, mostly offset by increased premiums and higher net investment income. Federal long-term care insurance business after-tax operating income increased $1.4 million as the business was in its start up phase in the prior period.

      Revenues increased 6.9%, or $62.1 million. Premiums increased 8.4%, or $37.7 million, primarily due to long-term care insurance premiums, which increased 24.9%, or $49.7 million, driven by business growth from higher sales and continued lower lapses. This increase was partially offset by a $12.0 million decrease in premiums in the traditional life insurance business due to the run off of the closed block. Universal life and investment-type product fees decreased 1.0%, or $1.2 million, due primarily to a $10.4 million decrease in amortization of unearned revenue, as the prior period included higher amortization of $12.3 million associated with the Q3 2002 Unlocking (See Critical Accounting Policies in this MD&A). This decrease is partially offset by the increase in the cost of insurance fees of $9.0 million resulting from growth in the existing business and from the addition of the Allmerica block of business assumed as of December 31, 2002. Segment net investment income increased 7.1%, or $23.7 million, primarily due to a 15.0% increase in average asset balances, partially offset by the effect of a 52 basis point decrease in yields.

      Benefits and expenses increased 5.6%, or $43.9 million. Benefits to policyholders increased 13.3%, or $68.9 million, due primarily to growth in the long-term care insurance business. Long-term care insurance business benefits and expenses increased 29.7%, or $64.0 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. The long-term care insurance business claims are being incurred at an aggregate rate lower than assumed in calculating the reserves of the business. Long-term care insurance business polices have increased to 681.6 thousand from 582.6 thousand in the prior year. Other operating costs and expenses increased $15.7 million primarily due to increases in IT spending, bonus plans expenses, and higher amortization of the value of business acquired asset due to the addition of the Allmerica block assumed as of December 31, 2002. Amortization of deferred policy acquisition costs decreased 46.6%, or $33.4 million, primarily due to a $37.0 million decrease for the non-traditional life insurance business driven by the prior period's $27.9 million of unlocking of the DAC asset (See Critical Accounting Policies in this MD&A). Also, there was a $2.5 million decrease in the traditional life insurance business amortization of deferred policy acquisition costs due to lower contributions from the closed block. These decreases were partially offset by a $6.1 million increase in amortization of deferred policy acquisition costs from the growth in the long-term care insurance business. Dividends to policyholders decreased 5.8%, or $7.3 million, primarily due to a dividend scale cut for the traditional life insurance business. The Segment's effective tax rate on operating income was 33.8% compared to 40.1% for the prior year. The decrease was primarily due to an increase in affordable housing tax credits, a decrease in the deficiency charge, and a net change in other permanent differences.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Segment after-tax operating income increased 15.1%, or $32.8 million, from the prior year. Non-traditional life insurance business after-tax operating income increased 29.8%, or $23.7 million, primarily due to increases in universal life and investment-type product fees and net investment income, and lower amortization of deferred policy acquisition costs, partially offset by higher expenses and higher benefits to policyholders. Long-term care insurance business after-tax operating income increased 4.9%, or $2.9 million, resulting from growth of the business. Federal long-term care insurance business after-tax operating income increased $4.2 million as the business was in its start up phase in the prior period. Traditional life insurance business after-tax operating income decreased 4.5%, or $3.7 million, primarily resulting from decreases in premiums and net investment income partially offset by a decrease in total benefit and expenses, driven by lower dividends.

      Revenues increased 7.0%, or $184.0 million. Premiums increased 7.5%, or $98.9 million, primarily due to long-term care insurance premiums, which increased 23.0%, or $131.0 million, driven by business growth from higher sales and continued lower lapses. This increase was partially offset by a $32.1 decrease in premiums in the traditional life insurance business primarily due to the run off of the closed block and the lower dividend scale causing purchase of fewer paid up additions. Universal life and investment-type product fees increased 2.1%, or $7.0 million, due primarily to the increase in the cost of insurance fees of $21.6 million resulting from growth in the existing business and from the addition of the Allmerica block of business assumed as of December 31, 2002. This increase is partially offset by an $11.6 million decrease in unearned revenue, as the prior period included higher amortization of unearned revenue of $12.3 million associated with the Q3 2002 Unlocking mentioned previously. Segment net investment income increased 7.3%, or $72.5 million, primarily due to a 15.0% increase in average asset balances, partially offset by a 49 basis point decrease in yields.

      Benefits and expenses increased 6.6%, or $151.8 million. Benefits to policyholders increased 11.3%, or $170.4 million, due primarily to growth in long-term care insurance business. Long-term care insurance business benefits and expenses increased 26.9%, or $166.1 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. The long-term care insurance business claims are being incurred at an aggregate rate lower than assumed in calculating the reserves on the business. Long-term care insurance business policies have increased to 681.6 thousand from 582.6 thousand in the prior year. The non-traditional life insurance business had an increase in benefits to

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

policyholders of $32.5 million, which was driven by a $39.0 million increase in interest credited on higher current year account balances and the addition of the Allmerica business. This increase was partially offset by lower death claims paid net of reserves released and reinsurance ceded of $6.8 million due to not repeating higher mortality experienced in the prior year. Other operating costs and expenses increased 11.0%, or $26.7 million, due to increases in benefit plan expenses, IT spending, bonus plans expenses, and higher amortization of the value of business acquired asset due to the addition of the Allmerica block assumed December 31, 2002. Amortization of deferred policy acquisition costs decreased 13.8%, or $20.7 million, primarily due to the non-traditional life insurance business for the prior period's $27.9 million of unlocking of the DAC asset in the Q3 2003 Unlocking and an $8.6 million decrease in amortization of deferred policy acquisition costs in the traditional life insurance business due to lower contributions from the closed block. These decreases were partially offset by a $15.0 million increase in amortization of deferred policy acquisition costs in the long-term care insurance business due to growth. Dividends to policyholders decreased 6.3%, or $24.6 million, primarily due to a dividend scale cut for the traditional life insurance business. The Segment's effective tax rate on operating income was 33.5% compared to 36.8% for the prior year. The decrease was primarily due to an increase in affordable housing tax credits, a decrease in deficiency charge, and a net change in other permanent differences.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                           Three Months Ended        Nine Months Ended
                                                                             September 30,             September 30,
                                                                            2003        2002          2003       2002
                                                                          ----------------------------------------------
                                                                                          (in millions)
Operating Results:
Revenues
     Premiums ......................................................      $     3.0   $     9.5    $    32.4   $    17.8
     Investment-type product fees ..................................           28.7        29.4         87.4        90.5
     Net investment income .........................................          179.2       147.9        522.1       418.9
     Investment management revenues, commissions
       and other fees ..............................................           98.2        98.4        285.2       325.5
     Other revenues ................................................            2.1         0.1          2.3         0.9
                                                                          ---------------------    ---------------------
         Total revenues ............................................          311.2       285.3        929.4       853.6

Benefits and expenses
     Benefits to policyholders .....................................          123.2       116.5        381.5       323.0
     Other operating costs and expenses ............................           87.8        79.2        261.9       272.8
     Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
       (losses) ....................................................           25.4        66.9         78.4       117.3
     Dividends to policyholders ....................................            0.1          --          0.1         0.1
                                                                          ---------------------    ---------------------
         Total benefits and expenses ...............................          236.5       262.6        721.9       713.2

Segment pre-tax operating income (1) ...............................           74.7        22.7        207.5       140.4
Income taxes .......................................................           25.2         8.1         66.8        45.2
                                                                          ---------------------    ---------------------

Segment after-tax operating income (1) .............................           49.5        14.6        140.7        95.2
                                                                          ---------------------    ---------------------

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net .........           (7.2)       34.5        (18.5)        6.5
     Restructuring charges .........................................             --        (3.1)          --        (5.0)
                                                                          ---------------------    ---------------------
         Total after-tax adjustments ...............................           (7.2)       31.4        (18.5)        1.5

GAAP Reported:
Net income .........................................................      $    42.3   $    46.0    $   122.2   $    96.7
                                                                          =====================    =====================

Other Data:
Segment after-tax operating income:
     Annuity (fixed and variable) ..................................      $    35.6   $    (0.3)   $   103.2   $    48.3
     Mutual funds ..................................................           13.7        14.3         34.2        41.6
     Other .........................................................            0.2         0.6          3.3         5.3
Mutual fund assets under management, end of period .................       27,948.7    24,654.1     27,948.7    24,654.1

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Segment after-tax operating income was $49.5 million, an increase of $34.9 million from the prior year. The variable annuity business increase of $29.4 million in after-tax operating income resulted primarily from Q3 2002 Unlocking, which did not recur in the current period, and due to better separate account performance in the current period. In addition to the increase in the variable annuity business, the fixed annuity after-tax operating income increased 28.1%, or $6.5 million, due to higher interest spreads and account balance growth as a result of increased deposits through 2003. Offsetting the increase in segment after-tax operating income in the annuity businesses was a decrease in the mutual fund segment's after-tax operating income of 4.2%, or $0.6 million. Signature Services after-tax operating income decreased $0.3 million, driven by a decrease in

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

management advisory fee revenue. After-tax operating income for Essex, a distribution subsidiary primarily serving the financial institution channel, increased $0.3 million and Signator Investors after-tax operating income decreased $0.1 million.

      Revenues increased 9.1%, or $25.9 million, from the prior year period. The rise in revenue was due to a $31.3 million increase in net investment income, partially offset by a $6.5 million decrease in premiums, in the fixed annuity business. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 30.3% to $10,777.4 million while the average investment yield decreased 53 basis points from the prior year. These increases in revenue were partially offset by a decrease in premium revenue of $6.5 million related to lower sales of single premium immediate annuities. In addition to the decrease in premium revenue, investment management revenues decreased 0.3%, or $0.3 million, primarily from the lower service fee in Signature Services driven by a reduction in the number of open accounts compared to the prior year. Investment-type product fees decreased $0.7 million primarily in the variable annuity business on lower surrender fees driven by improved lapse rates. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.30% and 1.34% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 0.2%, or $0.2 million, from the prior year. Average mutual fund assets under management were $27,746.6 million, an increase of $2,305.9 million, or 9.1%, from the prior year period. The increase in average mutual fund assets under management was primarily due to market appreciation of $479.6 million during the quarter, as compared to market depreciation of $1,774.6 million in the prior year period. Ending mutual fund assets under management increased by $3,294.6 million or 13.4% from the prior year period primarily due to $3,051.9 million in market appreciation since September 30, 2002. The mutual fund business experienced net redemptions of $2.4 million during the third quarter of 2003 compared to net deposits of $273.1 million in the prior year, a change of $275.5 million. This change was primarily due to a decrease in deposits of $303.1 million, partially offset by an increase in redemptions of $20.9 million. The decrease in deposits was primarily due to a decline in institutional advisory account sales of $303.3 million. Prior year results included the acquisition of two large advisory accounts. Investment advisory fees increased 10.0%, or $3.6 million, to $38.9 million, from the prior period and were 0.56% of average mutual fund assets under management for the three months ended September 30, 2003 and 2002. Underwriting and distribution fees decreased 5.8%, or $2.8 million, to $45.4 million compared to the prior year period. Asset based 12b-1 fees declined by $0.8 million due to a decrease in eligible assets under management compared to the comparable quarter. Commission revenue declined by $2.0 million, primarily due to a decrease in B-share redemptions and a decline in the effective rate of its related fees. Shareholder service and other fees were $13.9 million compared to $10.4 million in the prior year.

      Benefits and expenses decreased 10.0%, or $26.2 million, from the prior year period. Benefits to policyholders increased 5.56%, or $6.7 million, primarily due to a $15.4 million increase in interest credited on fixed annuity account balances due to higher average account balances offset by a $5.6 million decrease in reserve provisions for life-contingent immediate fixed annuity fund values. Partially offsetting the increase in benefits to policyholders was a decline in amortization of deferred policy acquisition costs of 62.0%, or $41.5 million, from the prior year period. This was primarily due to the Q3 2002 Unlocking which resulted in $36.1 million additional amortization of deferred policy acquisition costs. Also contributing to the decrease in the amortization of deferred policy acquisition cost is the decrease in the variable annuity business driven by the strong separate account performance in the current quarter. The Segment's effective tax rate on operating income was 33.7% and 35.7% for the three months ended September 30, 2003 and 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Segment after-tax operating income was $140.7 million, an increase of 47.8%, or $45.5 million from the prior year period. Fixed annuity after-tax operating income increased 40.1%, or $24.2 million, from September 30, 2002. The fixed annuity business grew due to higher interest spreads on higher account balances due to growth. The variable annuity business after-tax operating income increased $30.7 million to $18.5 million for the nine month period ended September 30, 2003 compared to the prior year. The variable annuity business increase resulted primarily from the Q3 2002 Unlocking which did not recur in the current period. Mutual fund business after-tax operating income declined 17.8%, or $7.4 million, primarily due to a 12.3%, or $29.2 million, decrease in management advisory fees, partially offset by a 29.2%, or $20.0 million decrease in commissions. Signature Services after-tax operating income decreased $0.4 million to $2.0 million, driven by a decrease in management advisory fees revenue. After-tax operating income for Essex, a distribution subsidiary primarily serving the financial institution channel, decreased $1.5 million from $1.5 million in the prior year. Signator Investors after-tax operating income decreased $0.1 million.

      Revenues increased 8.9%, or $75.8 million, from the prior year. The rise in revenue was due to a $103.2 million increase in net investment income and a $14.6 million increase in premiums, driven by the fixed annuity business. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 34.1% to $10,055.8 million and the average investment yield decreased 66 basis points from the prior year. These increases in revenue were partially offset

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

by a decrease in investment management revenues, primarily from the mutual fund business, of 12.4%, or $40.3 million, and a $3.1 million decrease in investment-type product fees, primarily in the variable annuity business on lower average fund values. Investment-type product fees decreased mostly due to a decline in the average variable annuity fund values of 6.1%, or $349.9 million, to $5,382.5 million from the prior year period. The decrease in average account values was due to poor long-term separate account returns in the prior year. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.30% and 1.35% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 12.4%, or $40.3 million from the prior year. Average mutual fund assets under management were $26,673.2 million, a decrease of $653.8 million, or 2.4% from the prior year period. The decrease in average mutual fund assets under management is primarily due to a lower beginning asset under management balance compared to September 30, 2002 and is offset by market appreciation. Ending mutual fund assets under management increased by $3,294.6 million or 13.4% from the prior year period primarily due to $3,051.9 million in market appreciation since September 30, 2002. The mutual fund business experienced net redemptions of $249.5 million during the first nine months of 2003, as compared to net redemptions of $390.7 million in the prior year, a change of $141.2 million. This change was primarily due to an increase in deposits of $404.5 million offset by an increase in redemptions of $297.6 million. The increase in deposits was driven by the increase in closed-end fund sales, which increased from $622.2 million to $1.4 billion. Current year results included $299.6 million in deposits from the sale of the John Hancock Preferred Income II Fund and $1.1 billion in deposits from the sale of the John Hancock Preferred Income III Fund. Prior year sales included $622.2 million in deposits from the sale of the first John Hancock Preferred Income Fund. The increase in closed-end fund sales was partially offset by a $302.1 million decrease in institutional advisory account sales. The increase in redemptions was primarily due to a $700 million redemption from the John Hancock Variable Series Trust Active Bond account. Offsetting this increase was a decline in retail mutual fund redemptions of $413.7 million, with decreases across a number of funds. Investment advisory fees decreased 6.7%, or $7.8 million, to $109.1 million, from the prior period and were 0.55% and 0.57% of average mutual fund assets under management for the nine months ended September 30, 2003 and 2002, respectively. Underwriting and distribution fees decreased 17.6%, or $28.4 million, to $133.3 million compared to the prior year period. Asset based 12b-1 fees declined by $14.9 million due to a decrease in eligible assets under management compared to the prior year. Commission revenue declined by $13.5 million primarily due to lower commissionable sales due to increased wrap account sales and a decrease in CDSC income. Shareholder service and other fees were $42.9 million compared to $32.4 million in the prior year.

      Benefits and expenses increased 1.2%, or $8.7 million from the prior year period. Benefits to policyholders increased 18.1%, or $58.5 million, primarily due to a $41.1 million increase in interest credited on fixed annuity account balances and $19.5 million higher reserve provisions for life-contingent immediate fixed annuity fund values on higher sales of these contract types. Partially offsetting the increase in benefits to policyholders was a decline in commissions expense of 16.4% or $34.7 million, from the prior year period, primarily due to lower expenses in the mutual fund business. Amortization of deferred policy acquisition costs decreased 33.2%, or $38.9 million, from the prior year. This decrease was driven by the $36.1 million Q3 2002 Unlocking of the DAC asset previously mentioned and also lower variable annuity amortization partially offset by higher fixed annuity amortization driven by account balance growth. The Segment's effective tax rate on operating income was 32.2% for the nine months ended September 30, 2003 and 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                 Three Months Ended     Nine Months Ended
                                                                   September 30,          September 30,
                                                                  2003       2002        2003       2002
                                                               --------------------------------------------
                                                                                      (in millions)
Operating Results:
Revenues
    Premiums ...............................................   $  109.4    $   32.9    $  205.8    $  268.8
    Investment-type product fees ...........................       15.6        14.6        45.1        44.8
    Net investment income ..................................      403.5       431.0     1,251.1     1,283.6
    Other revenue ..........................................        0.5         0.2         0.9         0.6
                                                               --------------------    --------------------
        Total revenues .....................................      529.0       478.7     1,502.9     1,597.8

Benefits and expenses
    Benefits to policyholders ..............................      392.9       342.1     1,066.8     1,195.0
    Other operating costs and expenses .....................       23.4        13.0        61.5        48.3
    Amortization of deferred policy acquisition costs,
      excluding amounts related to net realized
      investment and other gains (losses) ..................        0.5         0.5         1.6         1.6
    Dividends ..............................................        8.8        10.8        26.3        28.3
                                                               --------------------    --------------------
        Total benefits and expenses ........................      425.6       366.4     1,156.2     1,273.2

Segment pre-tax operating income (1) .......................      103.4       112.3       346.7       324.6
Income taxes ...............................................       33.1        36.4       109.7       105.9
                                                               --------------------    --------------------

Segment after-tax operating income (1) .....................       70.3        75.9       237.0       218.7

After-tax adjustments: (1)
    Net realized investment and other gains (losses), net ..      (26.7)      (47.4)     (105.7)     (116.8)
    Restructuring charges ..................................         --          --          --        (0.5)
                                                               --------------------    --------------------
        Total after-tax adjustments ........................      (26.7)      (47.4)     (105.7)     (117.3)

GAAP Reported:
Net income .................................................   $   43.6    $   28.5    $  131.3    $  101.4
                                                               ====================    ====================

Other Data:
Segment after-tax operating income:
    Spread-based products ..................................   $   67.5    $   69.0    $  224.6    $  200.4
    Fee-based products .....................................        2.8         6.9        12.4        18.3

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Segment after-tax operating income decreased 7.4% or $5.6 million from the prior year. Spread-based products after-tax operating income decreased 2.2% or $1.5 million, which was attributable to a decrease in investment spreads of 2.0% or $2.1 million. The decline in investment spreads was a result of a 17 basis point decrease in the interest rate margin, partially offset by a higher average invested asset base, which increased 7.6% or $1.8 billion over the prior year. On a total company basis, GICs and funding agreements accounted for 20.9% of after-tax operating income compared to 26.1% in the prior year. Fee-based products after-tax operating income decreased 59.4% or $4.1 million. This decline is due primarily to higher taxes, combined with lower general account risk charges and lower earnings on capital.

      Revenues increased 10.5% or $50.3 million from the prior year, primarily as a result of higher premiums. Premiums increased 232.5% or $76.5 million, primarily as a result of increased structured settlement sales. Investment-type product fees

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

increased 6.8% or $1.0 million, primarily due to higher structured settlement sales. Net investment income decreased 6.4%, or $27.5 million, despite the growth in the spread-based average invested assets. The average yield on invested assets decreased to 5.47%, reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates as the return on approximately $11 billion, or 42%, of the asset portfolio, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process.

      Benefits and expenses increased 16.2% or $59.2 million from the prior year, primarily due to higher benefits to policyholders. Benefits to policyholders on spread-based products increased 18.8% or $55.5 million primarily due to a increase in sales of structured settlements, partially offset by lower interest credited on account balances. Spread-based interest credited decreased 8.0% or $21.9 million. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, as approximately $11 billion of liabilities with floating rates reset. The average crediting rate fell to 4.22%. Other operating costs and expenses increased 80.0%, or $10.4 million, reflecting higher commissions, combined with higher compensation expenses. Dividends to contractholders declined 18.5% or $2.0 million from the prior year. The segment's effective tax rate on operating income was 32.0% compared to 32.4% for the prior year.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Segment after-tax operating income increased 8.4% or $18.3 million from the prior year. Spread-based products after-tax operating income increased 12.1% or $24.2 million, which was attributable to an increase in investment spreads of 9.3% or $28.2 million from the prior year. The growth in investment spreads was a result of a higher average invested asset base, which increased 10.1% or $2.3 billion over the prior year, partially offset by a 5 basis point decline in the interest rate margin. On a total company basis, GICs and funding agreements accounted for 23.0% of after-tax operating income compared to 23.8% in the prior year. Fee-based products after-tax operating income decreased 32.2% or $5.9 million from the prior year. This decline is due primarily to higher taxes, combined with lower general account risk charges and lower earnings on capital.

      Revenues decreased 5.9% or $94.9 million from the prior year, driven by lower premiums and a decline in net investment income. Premiums declined 23.4% or $63.0 million from the prior year, primarily as a result of lower group annuity product sales. Net investment income decreased 2.5% or $32.5 million, despite the growth in the spread-based average invested assets. The average yield on invested assets decreased to 5.82%, reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates as the return on approximately $11 billion, or 42% of the asset portfolio, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Investment-type product fees increased 0.7% or $0.3 million from the prior year, primarily due to higher structured settlement sales.

      Benefits and expenses decreased 9.2% or $117.0 million from the prior year. The decrease was largely due to lower benefits to policyholders, partially offset by an increase in operating costs and expenses. Benefits to policyholders on spread-based products decreased 11.0% or $115.4 million primarily due to a decrease in sales of single premium group annuity contracts combined with lower interest credited on account balances. Spread-based interest credited decreased 5.8% or $47.3 million from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, as approximately $11 billion of liabilities with floating rates reset. The average crediting rate fell to 4.35%. Partially offsetting this decrease was an increase in other operating costs and expenses of 27.3% or $13.2 million from the prior year. The increase was primarily due to higher pension and compensation costs partially offset by lower commissions. Dividends to contractholders declined 7.1% or $2.0 million from the prior year. The segment's effective tax rate on operating income was 31.6% compared to 32.6% for the prior year.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Management Segment

      The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,            September 30,
                                                                 2003          2002        2003         2002
                                                               -----------------------------------------------
                                                                                  (in millions)
Operating Results:
Revenues
    Net investment income ..................................   $     2.7    $     3.3    $    14.4   $    10.9
    Net realized investment and other
       gains (losses) (1) ..................................        (0.7)         0.9          8.9         1.9
    Investment management revenues, commissions and
       other fees ..........................................        29.9         26.3         84.3        81.6
    Other revenue ..........................................          --           --           --          --
                                                               -----------------------------------------------
          Total revenues ...................................        31.9         30.5        107.6        94.4

Benefits and expenses
    Other operating costs and expenses .....................        23.3         22.2         71.1        66.8
                                                               -----------------------------------------------
          Total benefits and expenses ......................        23.3         22.2         71.1        66.8

Segment pre-tax operating income (1) .......................         8.6          8.3         36.5        27.6
Income taxes ...............................................         3.0          3.8         13.8        10.8
                                                               -----------------------------------------------

Segment after-tax operating income (1) .....................         5.6          4.5         22.7        16.8

After-tax adjustments: (1)
    Net realized investment and other
       gains (losses) (1) ..................................          --         (0.1)          --         0.4
    Restructuring charges ..................................          --           --           --        (0.2)
                                                               -----------------------------------------------
          Total after-tax adjustments ......................          --         (0.1)          --         0.2

GAAP Reported:
Net income .................................................   $     5.6    $     4.4    $    22.7   $    17.0
                                                               ===============================================

Other Data:
    Segment assets under management, end
      of period (2) ........................................   $29,055.0    $25,878.3    $29,055.0   $25,878.3

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.
(2) Includes general account cash and invested assets of $386.6 million and $343.1 million at September 30, 2003 and 2002, respectively.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Segment after-tax operating income increased $1.1 million, or 24.4%, from the prior year quarter. The increase was primarily due to $3.6 million in higher investment management revenues, commissions and other fees, partially offset by $1.6 million in lower net realized and other investment gains (losses), $0.6 million in lower net investment income and $1.1 million in higher operating expenses.

      Revenues increased $1.4 million, or 4.6%, from the prior year quarter. Net realized investment gains on mortgage securitizations decreased $1.7 million, to a loss of $0.8 million, from a gain of $0.9 million in the prior year quarter at John Hancock Real Estate Finance. Net realized investment and other losses of $0.7 million in the current period are the result of SFAS No. 133 accounting on mortgages committed and held for sale. Net investment income was down $0.6 million, primarily resulting from lower income earned on a lower average amount of mortgages held for sale. Investment management revenues, commissions, and other fees increased $3.6 million, or 13.7%, from the prior year quarter. Fee income increased $2.6 million in the current quarter at the Company's Bond and Corporate Finance Group primarily from its

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

general partnership investment in private equity funds. Fee income increased $2.3 million at the Hancock Natural Resource Group from a $1.9 million increase in property management fees at the new northwest property management division established in December of 2002, and $0.4 million in higher investment management fees on higher assets under management in the current quarter. One of the Hancock Natural Resource Group's strategies is to vertically integrate the timber business and the establishment of the northwest property management division is another step taken to implement that strategy. Commercial mortgage origination fees at John Hancock Real Estate Finance increased $0.6 million from higher loan originations for the Company's General Account. Advisory fees at the Company's institutional investment advisor, the Independence group of companies (Independence) increased $0.2 million, or 1.5%. Average assets under management in the current quarter at Independence increased $2.0 billion, or 11.0% compared to the prior year quarter, including a continuing shift towards fixed income assets which have lower fee rates. These increases in fee revenue were offset by a decrease in fee income of $2.2 million at John Hancock Realty Advisors mostly due to lower acquisition activity. Investment management revenue, commissions and other fees were 0.41% and 0.40% of average advisory assets under management for the current and prior year quarters, respectively.

      Total benefits and expenses increased $1.1 million, or 5.0%, from the prior year quarter. Operating expenses increased $1.1 million, or 5.0%. Operating expenses at the Hancock Natural Resource Group increased $1.3 million, or 27.1%, including $1.2 million of expenses associated with the new northwest property management division established in December of 2002. One of the Hancock Natural Resource Group's strategies is to vertically integrate the timber business and the establishment of the northwest property management division is another step taken to implement that strategy. Operating expenses at Independence increased $1.2 million, or 10.9%, based on $1.0 million of increased incentive compensation expenses and $0.4 million of increased severance costs associated with the closing down of the high net worth management group offset by savings from ongoing cost reduction efforts. These increases were partially offset by a decrease in operating expenses of $0.6 million, or 20.7%, at the Company's Bond and Corporate Finance Group due to lower corporate expense allocations based on lower assets under management, a decrease of $0.6 million, or 50.0%, at John Hancock Realty Advisors mostly on lower acquisition activity, and a decrease of $0.2 million, or 8.7%, at John Hancock Real Estate Finance mainly from lower incentive compensation expenses. Operating expenses were 0.32% and 0.33% of average advisory assets under management for the current and prior year quarters, respectively. Commission expenses at the Hancock Natural Resource Group were unchanged at $0.1 million in both the current and prior year quarters.

      The Segment's effective tax rate on operating income fell to 34.9% from 45.8% for the prior year quarter, primarily due to a one time adjustment in the prior year quarter for 2001 taxes. The effective tax rate for the Investment Management Segment remains higher than for our other U.S.-based business operating segments due to state taxes on certain investment management subsidiaries, and reduced tax benefits from portfolio holdings in this segment.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Segment after-tax operating income increased $5.9 million, or 35.1%, from the prior year. The increase was primarily due to $7.0 million in higher net realized investment gains, mainly on mortgage securitizations, $3.5 million in higher net investment income, $2.7 million of higher fee income and $1.0 million in lower sales commission expenses, partially offset by $5.3 million in higher operating expenses.

      Revenues increased $13.2 million, or 14.0%, from the prior year. Net realized investment gains increased $7.0 million, to a gain of $8.9 million, primarily from mortgage securitizations at John Hancock Real Estate Finance where realized gains increased $6.8 million, to a gain of $8.7 million, from a gain of $1.9 million in the prior year. This increase in securitization gains resulted from higher profitability on a higher volume of securitizations in the current year compared to the prior year. Net investment income increased $3.5 million, to $14.4 million, from $10.9 million in the prior year, primarily resulting from increases in equity method income of $3.9 million on limited partnership energy investments at John Hancock Energy Resources Management due to the required adoption of fair value accounting at the limited partnership. Investment management revenues, commissions, and other fees increased $2.7 million, or 3.3%, from the prior year. The Hancock Natural Resources Group's property management fee revenue increased $5.1 million from the new northwest property management division established in December of 2002 and $1.4 million in higher management fee income on higher assets under management in the current year. One of the Hancock Natural Resource Group's strategies is to vertically integrate the timber business and the establishment of the northwest property management division is another step taken to implement that strategy. Fee income increased $1.0 million in the current year at the Company's Bond and Corporate Finance Group from increases of $3.3 million primarily from its general partnership investment in private equity funds offset by $2.3 million in lower fees on CBO and mezzanine funds. Fee income increased $0.6 million at John Hancock Real Estate Finance primarily from a higher volume of loans originated for the Company's General Account. At the Company's institutional advisor, the Independence group of companies (Independence), advisory fees were down $3.6 million, or 8.6%, from the prior year. The lower fees at Independence, on $0.5 billion in higher average assets under management reflect a shift towards fixed income assets which have lower fee rates. Fee revenue at John Hancock Realty Advisors declined $1.9 million, or 26.8%, primarily from a decrease of $2.4 million in acquisition fees offset by higher management fees of $0.6 million in the current year. Investment management revenue,

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

commissions and other fees were 0.40% and 0.39% of average advisory assets under management for the current and prior year periods, respectively.

      Total benefits and expenses increased $4.3 million, or 6.4%, from the prior year. Operating expenses increased $5.3 million, or 8.1%, from the prior year. The increase was primarily due to an increase of $5.2 million, or 38.5% in operating expenses at the Hancock Natural Resource Group, which included $3.1 million of expenses associated with the new northwest property management division established in December of 2002 and $2.4 million of increased incentive compensation expenses offset by operating expense savings, primarily due to ongoing cost reduction efforts. One of the Hancock Natural Resource Group's strategies is to vertically integrate the timber business and the establishment of the northwest property management division is another step taken to implement that strategy. Operating expenses at Independence increased $1.8 million, or 5.2%, resulting from increased incentive compensation expense, severance costs associated with the closing down of the high net worth management group and non-recurring prior year reductions, offset by operating expense savings from ongoing cost reduction efforts. Operating expenses at John Hancock Realty Advisors decreased $1.0 million, or 32.3%, due primarily to lower acquisition expenses in the current year. Operating expenses at the other investment management business units declined $0.7 million, or 5.0%, from the prior year. Operating expenses were 0.33% and 0.31% of average advisory assets under management for the current and prior year periods, respectively. Commission expenses at the Hancock Natural Resource Group declined $1.0 million, from $1.3 million in the prior year, based on significant new timberland investors signed in the prior year.

      The Segment's effective tax rate on operating income fell to 37.8% from 39.1% for the prior year, primarily due to a one time adjustment in the prior year for 2001 taxes. The effective tax rate for the Investment Management Segment remains higher than for our other U.S.-based business operating segments due to state taxes on certain investment management subsidiaries, and reduced tax benefits from portfolio holdings in this segment.

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

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                         2003       2002          2003       2002
                                                                     -------------------------------------------------
                                                                                      (in millions)
Operating Results:
Revenues
    Premiums ....................................................   $  318.1    $  170.9    $  771.8    $  507.3
    Investment-type product fees ................................       46.2        49.6       139.5       140.4
    Net investment income .......................................       96.1        78.9       276.5       234.3
    Investment management revenues, commissions
      and other fees ............................................        9.9         5.4        23.0        15.0
    Other revenue ...............................................        3.5         2.5         8.9        10.4
                                                                    --------------------    --------------------
        Total revenues ..........................................      473.8       307.3     1,219.7       907.4

Benefits and expenses
    Benefits to policyholders ...................................      335.7       211.4       855.8       607.6
    Other operating costs and expenses ..........................       98.7        43.8       246.9       173.6
    Amortization of deferred policy acquisition costs,
      excluding amounts related to net realized investment
      and other gains (losses) ..................................       (1.6)       11.0         5.5        28.9
    Dividends to policyholders ..................................        4.7         3.6        13.0        10.8
                                                                    --------------------    --------------------
        Total benefits and expenses .............................      437.5       269.8     1,121.2       820.9

Segment pre-tax operating income (1) ............................       36.3        37.5        98.5        86.5
Income taxes ....................................................       13.2        13.0        35.8        30.0
                                                                    --------------------    --------------------

Segment after-tax operating income (1) ..........................       23.1        24.5        62.7        56.5

After-tax adjustments: (1)
    Net realized investment and other gains (losses), net .......        4.2        (1.2)        9.7       (12.4)
    Restructuring charges .......................................         --          --          --        (0.4)
                                                                    --------------------    --------------------
        Total after-tax adjustments .............................        4.2        (1.2)        9.7       (12.8)

GAAP Reported:
Net income ......................................................   $   27.3    $   23.3    $   72.4    $   43.7
                                                                    ====================    ====================

Other Data:
Segment after-tax operating income: (1)
    Canadian protection .........................................   $   11.8    $   11.6    $   31.6    $   29.2
    Canadian asset gathering ....................................        3.3         8.8        15.2        14.9
    Canadian group life & health ................................        8.7         5.5        18.4        16.2
    Canadian corporate & other ..................................       (0.7)       (1.4)       (2.5)       (3.8)

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Segment after-tax operating income was $23.1 million, a decrease of 5.7%, or $1.4 million, from the prior year. Underlying this segment's results was a general strengthening of the Canadian dollar, increasing operating income by $3.2 million. The acquisition, effective July 1, 2003, of certain Canadian individual disability and group life and health business from Liberty Mutual (See Transactions Affecting Comparability of Results of Operations elsewhere in this MD&A) increased earnings by $6.3 million for the period. The group life and health business increased $5.8 million due to $2.5 million in core earnings contributed by the acquired business, an additional $1.5 million of growth resulted from pricing increases implemented in late 2002 and $2.8 million from release of long term disability product reserves, partially offset by a $1.0 million long term disability experience loss. The retail protection business earnings increased by $2.5 million, or 15.2%, primarily reflecting $1.9 million incremental core earnings from the acquired individual disability business, $1.5 million of business growth, and $2.0 million from universal life mortality and lapse adjustments, partially offset by experience factors driving a decrease of $2.9 million. The asset gathering business results decreased $9.6 million from the prior year. The business incurred increased DAC amortization of $7.1 million driven by prior year changes in the DAC valuation process and $2.9 million driven by poor separate account performance.

      Total revenue increased 54.2%, or $166.5 million, including $41.2 million, or 13.4%, due to strengthening of the Canadian dollar. Premiums increased 86.1%, or $147.2 million, with $71.2 million from the acquired business. The group life & health segment had premiums increase $100.1 million from the prior year, including $53.2 million from the acquired business, and the recapture transaction where significant portions of life, accidental death and dismemberment and long term disability contracts previously reinsured were reacquired. Premiums for retail protection products increased 149.4%, or $36.6 million, $18.0 million from the acquired individual disability business, including the existing affinity business, living benefit premium growth, individual life reinsurance and growth in individual life inforce business. Premiums in the asset gathering business increased $10.5 million, due to sales of structured settlements and other immediate annuities. Investment-type product fees decreased 6.9%, or $3.4 million, from the prior year, driven by a $6.9 million decrease in universal life product charges resulting from slowing sales in this product line, as a result competitive product design changes have now been launched. Net investment income increased $17.2 million driven by higher assets under management. Management advisory fees increased 83.3%, or $4.5 million, from increased administrative services only (ASO) business primarily resulting from the Liberty Health acquisition.

      Total benefits and expenses increased 62.2%, or $167.7 million, from the prior year including $38.1 million from the strengthening of the Canadian dollar. Benefits to policyholders increased 58.8%, or $124.3 million, including $47.1 million of benefits paid and accrued in the acquired business, $40.7 million of higher group life & health benefits driven by the reinsurance recapture discussed above, $29.5 million higher individual life benefits driven by the affinity business, higher surrenders and reinsurance recapture and $7.0 million from increased provisions for future policy benefits in the immediate annuity business. Operating costs and expenses increased 125.3%, or $54.9 million including $23.0 million as the impact of the acquired business. Higher expenses include $8.3 million of general operating expenses across all businesses, $18.0 million of increased DAC amortization driven by prior year changes in the DAC valuation process. In addition, there were $2.7 million in lower reinsurance allowances following the group life and health reinsurance recapture in the first quarter of 2003 and $3.6 million higher commissions driven by improved new and renewal premiums and deposits. The segment's effective tax rate on operating income was 36.4% compared to 34.7% for the prior year.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Segment after-tax operating income was $62.7 million, an increase of $6.2 million, or 11.0%, from the prior year. Underlying this improvement in segment pre-tax operating income was a general strengthening of the Canadian dollar, which increased operating income $8.6 million and the Liberty Health acquisition, which increased operating income $6.3 million. The retail protection business increased 13.6%, or $6.0 million from the prior year, driven by $4.4 million in foreign exchange translation gains and a $1.9 million increase in core earnings from the acquired individual disability business, partially offset by $0.3 million decrease due to experience compared to the prior year. The group life & health business operating income increased 18.9%, or $4.6 million, driven primarily by $1.9 million from the acquired business and foreign exchange translation gains of $2.5 million. The corporate & other business had an operating loss of $4.2 million, a $1.6 million improvement from the prior year. The asset gathering business decreased $0.2 million from the prior year, driven by lower separate account margins and poor pension mortality experience of $1.4 million and increased DAC amortization of $2.1 million partially offset by a $3.3 million improvement in net investment income.

      Total revenue increased 34.4%, or $312.3 million, reflecting a $106.1 million, or 11.7%, increase due to strengthening of the Canadian dollar. Premiums increased $264.5 million, driven by an increase of $197.4 million in the group life & health business following the previously discussed reinsurance recapture transactions and including $53.2 million from the acquired

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

group business. Premiums in the retail protection business increased $46.3 million, including $18.0 million of acquired individual health business, and $28.3 million in the existing affinity business, living benefit premium growth, individual life reinsurance and growth in the individual life inforce business. Asset gathering premiums increased $20.8 million, or 135.9%, due to sales of structured settlements and other immediate annuities. Investment-type product fees decreased $0.9 million from the prior year driven by lower account values from an increase in lapse rates in segregated funds (separate accounts). Net investment income increased $42.2 million driven by higher invested assets. Management advisory fees increased 53.3%, or $8.0 million, from increased administrative services only (ASO) business, including $3.2 million contributed through the acquired business.

      Total benefits and expenses increased 36.6%, or $300.3 million, from the prior year. Underlying this increase in benefits and expenses was a general strengthening of the Canadian dollar resulting in an increase of 11.9%, or $97.6 million. Benefits to policyholders increased $248.2 million. The group life & health business accounted for $168.9 million of this increase, primarily due to the previously discussed reinsurance recapture transaction and the contribution of $38.3 million from the acquired business. Retail protection products increased $59.4 million, driven by increased provisions for future policy benefits on traditional life products and the impact of reinsurance recapture on claims and $8.8 million from the acquired individual disability business. Higher annuity reserves accounted for the remaining increase. Operating costs and expenses increased 42.2%, or $73.3 million. Operating costs of the acquired business accounted for $23.0 million of the increase from the prior year. Group life and health operating costs increased $24.8 million primarily reflecting lower reinsurance allowances, and increased general expenses. The asset gathering business included an increase of $18.0 million related to prior year changes in the DAC valuation process. The retail protection business expenses increased $4.1 million, primarily due to higher employment-related expenses. The segment's effective tax rate on operating income was 36.3% compared to 34.7% for the prior year.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Corporate and Other Segment

     The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                  2003      2002          2003      2002
                                                                 ----------------        ----------------
                                                                               (in millions)
Operating Results:
Segment after-tax operating income(1)
   International operations ..................................   $  3.9    $  1.7        $  6.6    $  4.1
   Corporate operations ......................................    (13.1)     (3.5)        (45.5)    (10.1)
   Non-core businesses .......................................      1.1       0.6           2.9       3.6
                                                                 ----------------        ----------------
         Total ...............................................     (8.1)     (1.2)        (36.0)     (2.4)
After-tax adjustments: (1)
   Net realized investment and other gains (losses), net .....     (4.0)      2.0         176.2      (0.1)
   Restructuring charges .....................................       --      (0.3)           --       2.0
   Class action lawsuit ......................................       --        --            --      (0.8)
                                                                 ----------------        ----------------
         Total after-tax adjustments .........................     (4.0)      1.7         176.2       1.1

GAAP Reported:
Net income ...................................................   $(12.1)   $  0.5        $140.2    $ (1.3)
                                                                 ================        ================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.
(2) In 2002, during its start-up phase, the Federal long-term care insurance business was reported in the Corporate and Other Segment. Effective January 1, 2003, the business and its prior year results were reclassified from the Corporate and Other Segment to the Protection Segment.

Three Months Ended September 30, 2003 Compared to Three Months
Ended September 30, 2002

      Segment after-tax operating income from international operations increased $2.2 million from the prior year. Direct Foreign Operations, which consist of operations of affiliates in Southeast Asia and China, generated a $1.0 million improvement compared to the same quarter in 2002. The third quarter of 2003 was $0.6 million favorable primarily due to foreign currency transaction gains of $1.0 million better than the pre-tax loss of $0.4 million for the same quarter ending of 2002. Again, Singapore operations, up $0.7 million, were the major component of the improvement due to foreign currency transaction gains in 2003 versus foreign currency transaction losses in 2002. Improved operating results in China, largely due to expense cuts and delayed agency expansion, make up the rest of the improvement. Our International Group Program's after-tax operating income of $3.2 million was $1.2 million favorable compared to September 30, 2002. This is due to more earned retention income.

      Segment after-tax operating loss from corporate operations increased $9.6 million from the prior year. Investment income on corporate surplus was $5.5 million favorable due to improved investment income relative to the surplus requirements in our other business lines. Group life insurance business operating income was $4.8 million lower reflecting the sale of the group life business to MetLife effective May 1, 2003. The primary difference for the remainder is an expense reimbursement in this segment in September 30, 2002 that resulted from expenses charged to the business units for services fees, accrued employee incentive compensation and payroll taxes.

      Segment after tax operating income from non-core businesses increased $0.5 million from the prior year because of a lower lapse rate in discontinued business. We continue with the orderly run-off of business within this group.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Segment after-tax operating income from international operations increased $2.5 million from the prior year. Results from our Direct Foreign Operations, which consist of operations in Southeast Asia and China, were a $0.6 million lower loss. Our International Group Program after tax income was $1.9 million higher due to higher earned retention income.

      Segment after-tax operating loss from corporate operations increased $35.4 million from the prior year. Investment income on corporate surplus was $16.6 million lower due to increased surplus requirements in our other business lines as a result of the growth of capital intense business. Group Life after-tax operating income was $5.9 million lower reflecting a sale of the Group Life business to MetLife effective May 1, 2003. Our corporate owned life insurance program increased $17.0 million due to an

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

increase in the asset base driven by low interest rates which improved the performance of the separate account assets supporting the program. Other expense increases in our corporate account were driven by a $15.5 million increase for net periodic pension costs, a $6.8 million provision for future benefits and $3.0 million less rent reimbursement due to the sale of the home office.

      Segment after tax operating income from non-core businesses decreased $0.7 million from the prior year. We continue with the orderly run-off of business within this group.

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

      Insurance product prices are impacted by investment results as well as other results (e.g. mortality lapse). Accordingly, incorporated in insurance products prices are assumptions of expected default losses over the long-term. Actual losses therefore vary above and below this average, and the market value of the portfolio as a whole also changes as market credit spreads move up and down during an economic cycle.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $75.2 billion and $67.1 billion as of September 30, 2003 and December 31, 2002, respectively. Although the portfolio composition has not significantly changed at September 30, 2003 as compared to December 31, 2002, invested assets have grown 12.0% over the year, with the fixed maturity securities increasing $6.7 billion. The following table shows the composition of investments in the general account portfolio.

                                                 As of September 30,            As of December 31,
                                                         2003                          2002
                                            ------------------------------------------------------------
                                                Carrying         % of          Carrying         % of
                                                  Value          Total          Value           Total
                                            ------------------------------------------------------------
                                              (in millions)
Fixed maturity securities (1)............       $54,283.7        72.2%      $ 47,598.4          70.9%
Mortgage loans (2).......................        12,534.9        16.7         11,805.7          17.6
Real estate..............................           263.8         0.4            318.6           0.5
Policy loans (3).........................         2,107.8         2.8          2,097.2           3.1
Equity securities........................         1,171.2         1.6            968.6           1.4
Other invested assets (4)................         3,109.0         4.1          2,937.8           4.4
Short-term investments...................            92.2         0.1            211.2           0.3
Cash and cash equivalents (5)............         1,590.0         2.1          1,190.6           1.8
                                            ------------------------------------------------------------
       Total invested assets.............       $75,152.6       100.0%      $ 67,128.1         100.0%
                                            ============================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $547.2 million and $593.3 million as of September 30, 2003 and December 31, 2002, respectively. The total fair value of the fixed maturity security portfolio was $54,309.4 million and $47,648.0 million, at September 30, 2003 and December 31, 2002 respectively.
(2) The fair value for the mortgage loan portfolio was $13,590.3 million and $12,726.1 million as of September 30, 2003 and December 31, 2002, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Other invested assets as of December 31, 2002 contains a receivable of $471.1 million from Allmerica Financial Corporation pursuant to the Company's agreement to reinsure Allmerica's fixed universal life insurance business. At September 30, 2003, the acquisition accounting was finalized and these assets are reflected in the proper line items in the portfolio detail above.
(5) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2003, fixed maturity securities represented 72.2% of general account invested assets with a carrying value of $54.3 billion, comprised of 54.5% public securities and 45.5% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. As of September 30, 2003, the below investment grade bonds were 7.8% of invested assets, and 10.7% of total fixed maturities. The Company has established a long-term target of limiting investments in below investment grade bonds to 9% and 8% of invested assets by year end 2004 and 2005 for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

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

                 Fixed Maturity Securities -- By Credit Quality

                                             ---------------------------------------------------------------
                                                   As of September 30,            As of December 31,
                                                          2003                           2002
                                             ---------------------------------------------------------------
   SVO              S&P Equivalent               Carrying          % of         Carrying          % of
Rating (1)          Designation (2)            Value (3)(4)(5)     Total      Value (3)(4)(5)     Total
------------------------------------------------------------------------------------------------------------
                                               (in millions)                  (in millions)
    1        AAA/AA/A.......................      $24,416.1         45.4%        $20,635.7          43.9%
    2        BBB............................       23,490.9         43.7          21,107.5          44.9
    3        BB.............................        2,620.8          4.9           2,626.7           5.6
    4        B..............................        1,897.1          3.6           1,223.5           2.6
    5        CCC and lower..................          828.8          1.5             776.4           1.7
    6        In or near default.............          482.8          0.9             635.3           1.3
                                             ---------------------------------------------------------------
                  Subtotal..................       53,736.5        100.0%         47,005.1         100.0%
             Redeemable preferred
                 stock......................          547.2                          593.3
                                             ---------------------------------------------------------------
                 Total fixed maturities.....      $54,283.7                      $47,598.4
                                             ===============================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 171 securities that are awaiting an SVO rating, with a carrying value of $3,569.4 million as of September 30, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $130.0 million notional invested in the Company's credit-linked note program, $110.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2002 the Company had $55.0 million notional invested in the Company's credit linked note program, $10.0 million notional written credit default swaps on fixed maturity securities in the AAA/AA/A category and $45.0 million notional written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $113.8 million of SVO Rating 2, $525.5 million of SVO Rating 3, $210.4 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $644.2 million of SVO Rating 1, $159.8 million of SVO Rating 2 and $53.3 million of SVO Rating 3 as of September 30, 2003 and $94.0 million of SVO Rating 2, $718.0 million of SVO Rating 3, and $141.3 million of SVO Rating 4 underlying securities are included as $753.2 million of SVO Rating 1, $150.1 million of SVO Rating 2 and $50.0 million of SVO Rating 3 as of December 31, 2002. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of September 30, 2003 and December 31, 2002, the maximum amount that can be recovered under this provision was $105.2 million and $82.3 million, respectively.

     The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments are investment grade, with 89.2% and 88.8% of fixed maturity investments invested in Category 1 and 2 securities as of September 30, 2003 and December 31, 2002, respectively. Below investment grade bonds were 10.8% and 11.2% of fixed maturity investments and 7.8% of total invested assets at both September 30, 2003 and December 31, 2002 This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      As of September 30, 2003 and December 31, 2002, 45.0% and 49.9% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $482.8 million and $635.3 million as of September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003 and December 31, 2002, $5.3 million and $10.7 million, respectively of interest on bonds near default was included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      Bonds rated Category 5 by the SVO decreased by $340.7 million for the quarter and increased $52.4 million for the nine month period ended September 30, 2003. Approximately $150 million of the decrease for the quarter was due to net upgrades by the SVO, $181 million is due to sales, maturities and prepayments and $11 million is due to a decrease in market values.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holding are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of September 30, 2003 and December 31, 2002 was limited to approximately $1,722 million and $990 million, respectively, or 18.9% and 12.6% of our total MBS/ABS portfolio and 3.2% and 2.1% of our total fixed maturity securities holdings, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

             Fixed Maturity Securities -- By Industry Classification

                                                                         As of September 30, 2003
                                       ---------------------------------------------------------------------------------------------
                                                                       Carrying
                                                                       Value of
                                                                      Securities
                                                                         with                       Carrying Value of
                                            Total           Net          Gross          Gross       Securities with      Gross
                                           Carrying     Unrealized    Unrealized      Unrealized    Gross Unrealized   Unrealized
                                            Value       Gain (Loss)      Gains          Gains            Losses          Losses
                                       ---------------------------------------------------------------------------------------------
                                                                              (in millions)
Corporate securities:
     Banking and finance.............      $ 7,066.8     $  425.3      $ 6,282.3      $  440.2         $   784.5         $ (14.9)
     Communications..................        3,449.7        256.7        3,083.0         280.4             366.7            (23.7)
     Government......................        3,108.8        142.9        2,064.2         154.2           1,044.6            (11.3)
     Manufacturing...................        7,779.9        449.3        6,347.4         536.3           1,432.5            (87.0)
     Oil & gas.......................        4,906.3        347.0        4,265.7         430.2             640.6            (83.2)
     Services / trade................        2,872.0        232.0        2,631.3         243.1             240.7            (11.1)
     Transportation..................        2,960.2        100.9        2,125.3         190.7             834.9            (89.8)
     Utilities.......................        9,886.6        508.1        7,592.9         674.1           2,293.7           (166.0)
     Other...........................          194.6         15.4          181.9          15.5              12.7             (0.1)
                                       ---------------------------------------------------------------------------------------------
   Total corporate securities........       42,224.9      2,477.6       34,574.0       2,964.7           7,650.9           (487.1)

Asset-backed and mortgage-
   backed securities.................        9,141.5        224.9        6,871.6         407.5           2,269.9           (182.6)
U.S. Treasury securities and
   obligations of U.S. government
   agencies..........................          197.2          6.9          157.7           7.4              39.5             (0.5)
Debt securities issued by foreign
   governments (1) ..................        1,983.9        230.1        1,871.4         238.6             112.5             (8.5)
Obligations of states and political
   subdivisions......................          736.2         20.8          531.9          24.3             204.3             (3.5)
                                       ---------------------------------------------------------------------------------------------
     Total...........................      $54,283.7     $2,960.3      $44,006.6      $3,642.5         $10,277.1          $(682.2)
                                       =============================================================================================

(1) Includes $1,700.9 million in debt securities held by Maritime Life, our Canadian insurance subsidiary, and issued and fully supported by the Canadian federal, provincial or municipal governments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

             Fixed Maturity Securities -- By Industry Classification

                                                                          As of December 31, 2002
                                       --------------------------------------------------------------------------------------------
                                                                          Carrying
                                                                          Value of
                                                                       Securities with              Carrying Value of
                                            Total                           Gross         Gross      Securities with     Gross
                                           Carrying    Net Unrealized    Unrealized     Unrealized   Gross Unrealized  Unrealized
                                            Value       Gain (Loss)         Gains         Gains           Losses         Losses
                                       --------------------------------------------------------------------------------------------
                                                                              (in millions)
Corporate securities:
     Banking and finance.............      $ 6,036.6    $  234.8         $ 4,872.9       $  286.8       $ 1,163.7       $   (52.0)
     Communications..................        2,317.5        87.7           1,867.3          140.0           450.2           (52.3)
     Government......................        2,596.5       121.3           1,825.7          140.3           770.8           (19.0)
     Manufacturing...................        7,410.3       209.2           5,672.5          396.7         1,737.8          (187.5)
     Oil & gas.......................        4,457.3        90.4           3,416.9          280.5         1,040.4          (190.1)
     Services / trade................        2,553.0       132.2           2,196.8          149.2           356.2           (17.0)
     Transportation..................        2,900.9        37.8           2,194.0          167.7           706.9          (129.9)
     Utilities.......................        9,087.5      (137.5)          5,937.5          400.8         3,150.0          (538.3)
     Other...........................          158.7         9.8           148.5            11.2             10.2            (1.4)
                                       --------------------------------------------------------------------------------------------
   Total corporate securities........       37,518.3       785.7          28,132.1        1,973.2         9,386.2        (1,187.5)

Asset-backed and mortgage-
   backed securities.................        7,853.8       145.6           6,133.1          424.1         1,720.7          (278.5)
U.S. Treasury securities and
   obligations of U.S. government
   agencies..........................          221.7        10.7             205.9           10.9            15.8            (0.2)
Debt securities issued by foreign
   governments (1)...................        1,663.4       175.5           1,643.0          178.4            20.4            (2.9)
Obligations of states and political
   subdivisions......................          341.2        24.4             337.8           24.5             3.4            (0.1)
                                       --------------------------------------------------------------------------------------------
     Total...........................      $47,598.4    $1,141.9         $36,451.9       $2,611.1       $11,146.5       $(1,469.2)
                                       ============================================================================================

(1) Includes $1,298.1 million in debt securities held by Maritime Life, our Canadian insurance subsidiary, and issued and fully supported by the Canadian federal, provincial or municipal governments.

      As of September 30, 2003 and December 31, 2002, there are gross unrealized gains of $3,642.5 million and $2,611.1 million, and gross unrealized losses of $682.2 million and $1,469.2 million on the fixed maturities portfolio. As of September 30, 2003 gross unrealized losses of $682.2 million include $608.6 million, or 89.2%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $682.2 million of gross unrealized losses in the portfolio at September 30, 2003, $88.4 million was in the closed block and $30.0 million has been allocated to participating pension contractholders, leaving $563.8 million of gross unrealized losses after such allocations. The 2002 gross unrealized losses of $1,469.2 million included $1,324.3 million, or 90.1%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. Only the utilities sector has net unrealized losses as of December 31, 2002. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $1,469.2 million of gross unrealized losses in the portfolio at December 31, 2002, $191.0 million is in the closed block and $62.6 million was allocated to participating pension contractholders, leaving $1,215.6 million of gross unrealized losses after such allocations.

      Manufacturing: Manufacturing is a large, diverse sector encompassing cyclical industries. Low commodity prices have pressured the subsectors of mining, chemicals, metals, and forest products. We are beginning to see commodity price improvement as the U.S. economy begins to recover and as the growth in demand from China continues to grow. The higher prices have translated into better earnings and, as a result, many of the bonds in this sector have recovered. The more troublesome subsectors continue to be chemicals and forest products. We have financed these subsectors though several economic cycles and will typically hold our investments until they recover in value or mature. Our portfolio also benefits from our underwriting process where we stress test each company's financial performance through a recession scenario.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Oil & Gas: In the Oil & Gas industry, much of our unrealized loss arises from companies in emerging markets, primarily Latin America and particularly in Venezuela. Our philosophy in emerging markets is to generally lend to those companies with dollar based export products such as oil companies. Emerging markets continue to experience significant stress and bond prices across most emerging market countries are down. However, our oil & gas investments are faring well as these companies have dollar based revenues to pay their debts and have continued to do so. In many cases, deals are structured so that all export revenues first pass through an offshore trust and our debt service is then paid before any dollars are released back to the company. This type of transaction is known as an export receivables deal. All of our Venezuelan transactions are structured in this manner. The strike in Venezuela raised the risk profile of our oil transactions in this country, because the investments we have in Venezuela require oil production in order for these deals to produce payments. The gross unrealized loss on our Venezuelan oil and gas holdings was $62.7 million and $107.7 million as of September 30, 2003 and December 31, 2002, respectively. The improvement in the gross unrealized loss is largely due to the end of the Venezuelan oil strike and the increases in oil production to approximately 80% of pre-strike levels. We expect further price recovery in these bonds as the market becomes comfortable that these production levels will continue.

      Transportation: The Transportation sector consists largely of air, rail, and automotive manufacturers and service companies. All of these subsectors are experiencing cyclical downturns, particularly the airline industry, having been hit both by the recession and the fallout from September 11, 2001. We lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles. EETC's are classified as asset-backed securities and they account for $96.9 million and $181.1 million of the $182.6 million and $278.5 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of September 30, 2003 and December 31, 2002, respectively. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending September 30, 2003, most of the major carriers have reported improved financial results. This trend is encouraging and we expect it to continue barring any new terrorist events or a reversal of the course of the U.S. economy. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      Utilities: The Utility sector has faced a number of challenges over the past few years including the California Power Crisis, the Enron bankruptcy and the recession which slowed the growth in demand. More recently, there have been issues around energy trading activities and the financial liquidity of some large merchant industry players. These events caused a general widening in utility and project finance bond spreads over the course of 2002. We expect some continued stress in this sector as owners of merchant plants work through their liquidity issues with the banks. Investors are likely to see continued restructurings and/or bankruptcy filings from those companies unable to reach agreement with the banks. Longer term, we believe the reduction in power supply from reduced capital expenditures and the shutting of inefficient plants will support a gradual rise in power prices that will help this sector recover. Thus far this year, there are a number of positive signs in this sector as power prices have increased and, most importantly, banks are more willing to refinance their maturing lines, albeit often on a secured basis. As a result, prices in power sector bonds have improved significantly, as shown by the reduction in gross unrealized loss on our utility sector bonds from $538.3 million as of December 31, 2002 to $166.0 million as of September 30, 2003.

      Asset-backed and mortgage-backed securities: As described above, as of September 30, 2003 and December 31, 2002, the main driver of the unrealized loss in this category is $96.9 million and $181.1 million of gross unrealized loss on EETC's with a GAAP book value of $668.5 million and $754.0 million, respectively. This $96.9 million and $181.1 million of gross unrealized loss represent 53% and 65% of the total gross unrealized loss in this category. EETC's are financings secured by a pool of aircraft. The vast majority of our EETC holdings ($661.8 million of the $668.5 million as of September 30, 2003 and $721.3 million of the $754.0 million as of December 31, 2002) are the most senior tranches in the EETC structure. The most senior tranches are generally structured to have an initial loan-to-value of 40-50%. Given the drop in airline passenger traffic and the financial difficulties of most of the major carriers, aircraft values have dropped significantly and hence EETC's have declined in price, although prices have firmed over the past quarter. We still expect that most of the senior tranche EETC have enough subordination and asset coverage to ensure full and timely repayment. The major risk to this portfolio is a further decline in passenger traffic due to a reversal in the economic recovery or increased terrorist activity, further depressing aircraft values Thus far, we have never lost money on a senior tranche EETC even though some of the aircraft backing our transactions have been leased to airlines that have gone out of

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

business. The improved financial results of the airline industry in the 3rd quarter and the resulting stabilization of aircraft values should set the stage for improving EETC bond prices. Never the less, we remain concerned over further terrorist events or a setback of the U.S. economy.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) declined by $293 million in the nine month period ending September 30, 2003 to $251 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3,4,5, and 6 by the SVO) declined even more over this period, dropping by $494 million to a total of $420 million as of September 30, 2003.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                        As of September 30, 2003
                                                  ---------------------------------------------------------------------
                                                     Carrying Value of
   SVO                 S&P Equivalent              Securities with Gross      % of     Gross Unrealized
Rating (1)            Designation (2)              Unrealized Losses (3)     Total        Losses (3)      % of Total
-----------------------------------------------------------------------------------------------------------------------
                                                       (in millions)                    (in millions)
    1          AAA/AA/A.......................           $ 4,792.8             47.6%         $(130.7)         19.5%
    2          BBB............................             2,462.1             24.4           (120.3)         17.9
    3          BB.............................               943.9              9.4           (114.6)         17.1
    4          B..............................             1,137.6             11.3           (184.9)         27.5
    5          CCC and lower..................               560.6              5.6           (104.9)         15.6
    6          In or near default.............               177.8              1.7            (15.8)          2.4
                                                  ---------------------------------------------------------------------
                    Subtotal..................            10,074.8            100.0%          (671.2)        100.0%
               Redeemable preferred stock.....               202.3                             (11.0)
                                                  ---------------------------------------------------------------------
                    Total.....................           $10,277.1                           $(682.2)
                                                  =====================================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 66 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $1,609.2 million and unrealized losses of $22.08 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 15.7% and 3.2% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                        As of December 31, 2002
                                                  ---------------------------------------------------------------------
                                                     Carrying Value of
   SVO                 S&P Equivalent              Securities with Gross      % of     Gross Unrealized
Rating (1)            Designation (2)              Unrealized Losses (3)     Total        Losses (3)      % of Total
-----------------------------------------------------------------------------------------------------------------------
                                                       (in millions)                    (in millions)
    1          AAA/AA/A.......................           $ 3,375.3             31.0%      $  (156.3)         10.7%
    2          BBB............................             4,267.9             39.2          (387.3)         26.6
    3          BB.............................             1,634.5             15.0          (414.4)         28.4
    4          B..............................               691.5              6.4          (222.6)         15.3
    5          CCC and lower..................               541.8              5.0          (195.0)         13.4
    6          In or near default.............               369.3              3.4           (82.1)          5.6
                                                  ---------------------------------------------------------------------
                    Subtotal..................            10,880.3            100.0%       (1,457.7)        100.0%
               Redeemable preferred stock.....               266.2                            (11.5)
                                                  ---------------------------------------------------------------------
                     Total....................           $11,146.5                        $(1,469.2)
                                                  =====================================================================

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

  Unrealized Losses on Fixed Maturity Securities -- By Investment Grade and Age

                                                                    As of September 30, 2003
                                    ---------------------------------------------  ----------------------------------------------
                                                   Investment Grade                           Below Investment Grade
                                    ---------------------------------------------  ----------------------------------------------
                                     Carrying Value                                Carrying Value
                                      of Securities                                 of Securities
                                       with Gross                                    with Gross
                                       Unrealized        Hedging        Market       Unrealized        Hedging        Market
                                         Losses        Adjustments   Depreciation      Losses        Adjustments   Depreciation
---------------------------------------------------------------------------------  ----------------------------------------------
                                                    (in millions)                                 (in millions)
Three months or less..............      $2,363.0        $(13.2)        $ (34.4)          $212.5        $  (2.1)     $  (2.1)
Greater than three months
     to six months................       1,612.8          (2.9)          (53.1)           162.2           (4.2)       (12.6)
Greater than six months to
     nine months..................         312.5         (14.5)           (5.1)           216.9           (1.8)        (6.9)
Greater than nine months to
     twelve months................         886.3          (4.6)          (20.0)           188.4           (2.3)        (7.8)
Greater than twelve months........       2,080.4         (54.1)          (49.1)         2,039.8          (95.4)      (285.0)
                                    ---------------------------------------------  ----------------------------------------------
     Subtotal.....................       7,255.0         (89.3)         (161.7)        $2,819.8         (105.8)      (314.4)
Redeemable preferred stock........         196.9            --           (10.4)             5.4             --         (0.6)
                                    ---------------------------------------------  ----------------------------------------------
     Total........................      $7,451.9        $(89.3)        $(172.1)        $2,825.2        $(105.8)     $(315.0)
                                    =============================================  ==============================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

  Unrealized Losses on Fixed Maturity Securities -- By Investment Grade and Age

                                                                      As of December 31, 2002
                                ------------------------------------------------  -------------------------------------------------
                                                 Investment Grade                              Below Investment Grade
                                ------------------------------------------------  -------------------------------------------------
                                  Carrying Value of                               Carrying Value of
                                   Securities with                                 Securities with
                                   Gross Unrealized     Hedging        Market      Gross Unrealized      Hedging         Market
                                        Losses        Adjustments   Depreciation        Losses         Adjustments    Depreciation
--------------------------------------------------------------------------------  -------------------------------------------------
                                                     (in millions)                                    (in millions)
Three months or less.........       $2,255.2           $ (19.2)        $ (48.7)       $  276.3         $  (2.2)         $ (13.0)
Greater than three months
     to six months...........          952.4             (16.0)          (34.1)          406.2            (7.6)          (113.8)
Greater than six months
     to nine months..........          909.1             (35.0)          (24.8)          566.4           (14.4)           (78.1)
Greater than nine months
     to twelve months........          423.9             (12.6)          (27.7)          393.4            (5.3)           (61.4)
Greater than twelve months...        3,102.6             (70.1)         (255.4)        1,594.8           (74.9)          (543.4)
                                ------------------------------------------------  -------------------------------------------------
     Subtotal................        7,643.2            (152.9)         (390.7)        3,237.1          (104.4)          (809.7)
Redeemable preferred stock...          266.2              --             (11.5)           --              --               --
                                ------------------------------------------------  -------------------------------------------------
     Total...................       $7,909.4           $(152.9)        $(402.2)       $3,237.1         $(104.4)         $(809.7)
                                ================================================  =================================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at September 30, 2003 and December 31, 2002 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of September 30, 2003 and December 31, 2002, respectively, the fixed maturity securities had a total gross unrealized loss of $487.1 million and $1,211.9 million, excluding basis adjustments related to hedging relationships. Of these totals, $361.9 million and $887.9 million, respectively, are due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $69.1 million and $283.1 million, respectively comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

      As of September 30, 2003 and December 31, 2002, $292.8 million and $604.8 million, respectively, of the $487.1 million and $1,211.9 million resided in below investment grade securities with various amounts of unrealized loss for over nine months. At September 30, 2003, all of these securities were current as to the payments of principal and interest with the exception of 8 securities with a carrying value of $19.9 million and an unrealized loss of $17.4 million. Of the total $292.8 million, $143.3 million traded above 80% of amortized cost at September 30, 2003 and an additional $49.0 million traded above 80% of amortized cost within the last nine months, for a total of $192.3 million. Of the total $192.3 million in this category, utility related bonds made up $76.0 million. As described earlier, the utility sector suffered from oversupply and slower than expected demand last year. This led to many credit quality downgrades in the sector and corresponding price declines. We have seen evidence of improvement in the utility sector recently as companies have curtailed expansion plans and sold assets to conserve cash flow and strengthen their balance sheets. On the other hand, $51.5 million of this $192.3 million total comes from airline related bonds and this sector has been slower to recover, but has shown recent signs of improvement. While, as described earlier, we expect the secured nature of our positions to protect our value, the increased stress in this industry is of concern.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Unrealized Losses as of September 30, 2003

      For the nine months ended September 30, 2003, the remaining portion of the unrealized loss, $100.5 million, arises from below investment grade securities that have traded below 80 percent of amortized cost for over nine months. All of these bonds are current on payments of principal and interest and we believe, based on currently available information that it is probable that these securities will continue to pay based on their original terms. We carefully track these investments to ensure our continued belief that their prices will recover. More detail on the most significant securities is contained below:

      o $52.8 million on secured airline bonds: $33.6 million on senior tranche EETC's, $17.9 million on ETC's, and $1.3 million on a subordinated tranche of an EETC. The EETC's are backed by planes of an airline currently in bankruptcy. These EETC's, however, are all current due to the 18 month liquidity facility with which to make interest payments and in all these positions, the total loan balance of the senior tranche is still less than the current appraised value of the underlying aircraft. Accordingly we expect the market prices of these bonds to recover. The ETC's and the subordinated EETC are backed by planes of major US airlines that we do not expect to file for bankruptcy and hence we expect these bonds to recover.

      o $21.0 million on a fertilizer plant that sources its natural gas from PDVSA, the Venezuelan oil company. While the cost of the natural gas in very inexpensive, there are concerns about the reliability of the supply. Also, the plant experienced some start up operational difficulties that now appear to have been fixed. Its equity sponsors have supported the project with additional contributions of equity and based on our review of this credit we expect their continued support. Hence we expect the price to continue to recover.

      o $15.7 million from structured investment based on oil and gas payments to an Argentine province. This transaction benefits from
            (1) rights to 80% of the royalty payments received by the province,
            (2) a six month debt service reserve located in the U.S., and (3) a political risk insurance policy from a major reinsurer that will take over payments in the event the government imposes transfer or currency conversion limitations. Currently, the major risk is that the local oil and gas companies are making payments to the province based on a fixed exchange rate rather than the market exchange rate. While the province is working to correct this, if it does not change we will need to dip into the debt service reserve account for a portion of the debt service payments this year and we will ultimately need to restructure our rights to royalty payments to extend beyond the maturity of our notes, so a restructuring would likely extend the term of our note with interest.

      o $6.1 million on the bond of a major telecommunications company. A major portion of the value of this company is derived from its local exchange business. The company has taken steps to deleverage and is expected to be in a positive cash flow position this year. As the company continues to reduce leverage through cost cutting and asset dispositions, we expect these securities to continue to recover in value.

      o $3.9 million from a structured receivables transaction based on the export of soybeans from a major soybean producer in Argentina. The international buyers of the soybeans make payment to an offshore trust with our debt service paid before any dollars flow back to the Argentine company. We expect this structure to continue to protect our debt service payments.

      The Company's investment grade and below investment grade bonds trading at less than 80% of amortized cost for more than one year amounted to $90.4 million in September 30, 2003 down $65.4 million or 42.0% from December 31, 2002. Approximately one half of that amount is associated with U.S. dollar denominated structured receivables in Venezuela and Argentina, many of which are analyzed above.

      The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at September 30, 2003 and December 31, 2002 is shown below.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                             September 30, 2003                 December 31, 2002
                                                      --------------------------------- --------------------------------
                                                         Carrying Value                   Carrying Value
                                                         of Securities       Gross        of Securities        Gross
                                                           with Gross      Unrealized       with Gross       Unrealized
                                                        Unrealized Loss       Loss       Unrealized Loss        Loss
                                                      --------------------------------- --------------------------------
                                                               (in millions)                      (in millions)

Due in one year or less............................      $   425.2            $ (12.2)       $   586.8      $   (37.9)
Due after one year through five years..............        1,835.1             (109.1)         2,574.9         (273.2)
Due after five years through ten years.............        1,951.6             (161.9)         2,573.1         (429.9)
Due after ten years................................        3,795.3             (216.4)         3,691.0         (449.7)
                                                      --------------------------------- --------------------------------
                                                           8,007.2             (499.6)         9,425.8       (1,190.7)
Asset-backed and mortgage-backed securities........        2,269.9             (182.6)         1,720.7         (278.5)
                                                      --------------------------------- --------------------------------

     Total.........................................      $10,277.1            $(682.2)       $11,146.5      $(1,469.2)
                                                      ================================= ================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      As of September 30, 2003 we had 91 securities representing 17 credit exposures that had an unrealized loss of $10 million or more. They include:

     Description of Issuer                                                                    Amortized Cost    Unrealized Loss
                                                                                            -------------------------------------
                                                                                                          (in millions)

     Venezuelan oil company with US dollar based flows.................................          $  154.5          $ (25.8)
     Notes secured by leases on a pool of aircraft ....................................              35.1            (21.5)
     Argentinean trust holding rights to oil and gas ..................................              43.6            (20.9)
     Secured financings to large US airline  ..........................................             117.7            (20.8)
     Joint venture with a Venezuelan oil company ......................................              41.3            (16.4)
     Securitized investment of aircraft ...............................................             224.8            (16.3)
     Major US airline..................................................................             159.5            (15.1)
     US natural gas fired power generator .............................................              83.1            (14.9)
      Joint venture with a Venezuelan oil company......................................              63.0            (14.4)
     Major US airline .................................................................              73.9            (14.2)
     Major US airline .................................................................             180.8            (14.1)
     Notes secured by leases on a pool of aircraft   ..................................              52.1            (13.1)
     Lease financing with US fossil fuel power generation .............................              84.2            (11.9)
     Joint venture Venezuelan oil company..............................................              62.2            (11.5)
     Large US based merchant energy generator..........................................              70.9            (11.5)
     Finance subsidiary of US paper\wood products .....................................             207.0            (10.4)
     US power generator with multiple plants...........................................              98.9            (10.0)
                                                                                            -------------------------------------
          Total........................................................................          $1,752.6           (262.8)

      Unrealized losses improved during the three and nine month periods ended September 30, 2003. As of June 30, 2003, there were 17 credit exposures with an unrealized loss of $10 million or more with an amortized cost of $1,698.9 million and unrealized loss of $281.2 million. As of December 31, 2002 there were 40 credit exposures with unrealized losses of $10 million or more, with an amortized cost of $2,660.0 million and unrealized losses of $825.7 million. The area of most concern continues to be the airline sector and it represents 7 names on this list. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

      Mortgage Loans. As of September 30, 2003 and December 31, 2002, the Company held mortgage loans with a carrying value of $12.5 billion and $11.8 billion, including $2.9 billion and $2.6 billion respectively, of agricultural loans and $9.6 billion and $9.2 billion, respectively, of commercial loans. Impaired loans comprised 0.9% and 0.4% of the mortgage portfolio as of September 30, 2003 and December 31, 2002, respectively. The Company's average historical impaired loan percentage during the period of 1997 through 2002 is 1.4%. The historical percentage is higher than the current 0.9% because the historical percentage includes some remaining problem assets of the 1990's real estate downturn, some of which are still held. Maritime Life managed $1.9 billion and $1.5 billion, respectively, of which $1.0 billion and $0.7 billion, respectively, were government-insured by the Canada Mortgage and Housing Corporation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                      As of September 30, 2003                    As of December 31, 2002
                             ------------------------------------------  ------------------------------------------
                               Amortized      Carrying     % of Total      Amortized    Carrying     % of Total
                                  Cost         Value     Carrying Value       Cost        Value    Carrying Value
                             ------------------------------------------  ------------------------------------------
                             (in millions)                               (in millions)

Agri-business..............      $1,721.6      $1,721.6       60.0%       $ 1,528.0    $ 1,522.0        57.8%

Timber.....................       1,157.2       1,129.2       39.3          1,091.5      1,087.8        41.3

Production agriculture.....          20.0          20.0        0.7             25.3         25.2         0.9
                             ------------------------------------------  ------------------------------------------
    Total                        $2,898.8      $2,870.8      100.0%       $ 2,644.8    $ 2,635.0       100.0%
                             ==========================================  ==========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                        Mortgage Loans - By Property Type

                                         As of September 30, 2003        As of December 31, 2002
                                      ---------------------------------------------------------------
                                          Carrying         % of          Carrying         % of
                                           Value           Total          Value           Total
                                      ---------------------------------------------------------------
                                       (in millions)                  (in millions)
Apartment..........................       $ 2,193.5         17.5%         $ 2,063.4         17.5%
Office Buildings...................         2,905.5         23.2            2,974.6         25.2
Retail.............................         2,186.4         17.4            1,986.1         16.8
Agricultural.......................         2,870.9         22.9            2,635.0         22.3
Industrial.........................         1,140.1          9.1            1,085.8          9.2
Hotels.............................           461.4          3.7              481.1          4.1
Multi-Family.......................            31.9          0.3               40.4          0.3
Mixed Use..........................           242.0          1.9              155.2          1.3
Other..............................           503.2          4.0              384.1          3.3
                                      ---------------------------------------------------------------
     Total.........................       $12,534.9        100.0%         $11,805.7        100.0%
                                      ===============================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                                  ------------------------------------------------------------------------
                                           As of September 30, 2003             As of December 31, 2002
                                  ------------------------------------------------------------------------
                                     Number      Carrying         % of          Carrying          % of
                                    Of Loans       Value          Total           Value           Total
                                  ------------------------------------------------------------------------
                                               (in millions)                  (in millions)
East North Central.......               194      $ 1,133.5          9.0%        $ 1,102.0           9.3%
East South Central.......                76          430.8          3.4             430.9           3.6
Middle Atlantic..........               157        1,606.4         12.8           1,447.4          12.3
Mountain.................               120          483.8          3.9             492.2           4.2
New England..............               130          791.8          6.3             795.2           6.7
Pacific..................               387        2,185.8         17.4           2,139.2          18.1
South Atlantic...........               295        2,363.7         18.9           2,230.2          18.9
West North Central.......                90          426.8          3.4             450.5           3.8
West South Central.......               186          921.9          7.4             954.3           8.1
Canada...................               856        2,190.4         17.5           1,763.8          15.0
                                  ------------------------------------------------------------------------
     Total...............             2,491      $12,534.9        100.0%        $11,805.7         100.0%
                                  ========================================================================

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

                            Mortgage Loan Comparisons

                                                 As of September 30,       As of December 31,
                                                        2003                      2002
                                              -------------------------  -----------------------
                                                           % of Total                % of Total
                                               Carrying     Mortgage     Carrying     Mortgage
                                                 Value     Loans (1)       Value     Loans (1)
                                              -------------------------  -----------------------
                                              (in millions)             (in millions)

Delinquent, not in foreclosure ............     $ 16.9        0.1%        $  8.1         0.1%
Delinquent, in foreclosure ................       54.0        0.4           44.4         0.4
Restructured ..............................       62.9        0.5           54.8         0.5
Loans foreclosed during period ............       16.0        0.1           26.0         0.2
Other loans with valuation allowance (2) ..       72.3        0.6            8.9         0.1
                                                -------------------       ------------------
  Total ...................................     $222.1        1.7%        $142.2         1.3%
                                                -----------------         ------------------

Valuation allowance .......................     $ 66.8                    $ 61.8
                                                ======                    ======

(1) As of September 30, 2003 and December 31, 2002 the Company held mortgage loans with a carrying value of $12.5 billion and $11.8 billion, respectively.
(2) Increase as of September 30, 2003 is from a U.S. based forest products company that filed for bankruptcy in June 2003.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $66.8 million, or
0.5 % of the carrying value of the portfolio as of September 30, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                     Three Months Ended                              Nine Months Ended
                                         September 30, 2003      September 30, 2002     September 30, 2003     September 30, 2002
                                        --------------------------------------------------------------------------------------------
                                         Yield       Amount      Yield      Amount      Yield      Amount       Yield      Amount
                                        --------------------------------------------------------------------------------------------
                                                 (in millions)           (in millions)          (in millions)          (in millions)

General account assets-excluding
Policy loans
     Gross income.....................   5.77%   $ 1,050.2      6.48%     $   996.6    6.10%      $ 3,160.9    6.67%     $ 2,993.2
     Ending assets-excluding
         policy loans (1).............            73,044.8                 62,623.8                73,044.8               62,623.8
Policy loans
     Gross income.....................   6.18%        32.5      6.22%          31.4    6.11%           96.2    6.14%          92.7
     Ending assets....................             2,107.8                  2,018.8                 2,107.8                2,018.8
                                                 ---------                ---------               ---------              ---------

         Total gross income...........   5.78%   $ 1,082.7      6.47%     $ 1,028.0    6.10%      $ 3,257.1    6.66%     $ 3,085.9
         Less: investment expenses....                44.2                     59.4                   140.0                  168.3
                                                 ---------                ---------               ---------              ---------
           Net investment income .....   5.54%   $ 1,038.5      6.09%     $   968.6    5.84%      $ 3,117.1    6.29%     $ 2,917.6
                                                 =========                =========               =========              =========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      Net investment income increased $69.9 million from the comparable prior year period. The increase was primarily the result of asset growth and lower investment expenses which were partially offset by the acquisition of lower yielding assets. Overall, the yield for the three months ended September 30, 2003, net of investment expenses, on the general account portfolio decreased to 5.54% from 6.09% for the three months ended September 30, 2002. The lower portfolio yield was driven primarily by lower yields on investment acquisitions. The continued drop in short-term interest rates during the year, which affects the rate reset on floating rate assets, also contributed to the declining yield. The change in yields was impacted by the following drivers:

      o As of September 30, 2003 and September 30, 2002, the Company's asset portfolio had approximately $13 billion and $12 billion of floating-rate exposure (primarily LIBOR). This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2003, approximately 90% of this floating rate exposure, excluding the portion that is attributable to cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 10% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short-term rates over the year and increase in floating rate exposure, the floating rate exposure reduced the portfolio yield by 5 basis points in 2003 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended September 30, 2003, this dilutive effect was 9 basis points, compared to 14 basis points in the comparable prior year period. Adjusting for taxes, net income on these investments increased by $2.9 million for the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002. The inflow of new cash for the three month period ending September 30, 2003 was invested at rates that were below the portfolio rate for the prior year period. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2002 also contributed to the decline in yields.

      o The inflow of new cash for the three month period ending September 30, 2003 was invested at rates that were below the portfolio rate for the prior year period. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2002 also contributed to the decline in yields.

      Offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In the three month period ended September 30, 2003, average invested assets increased $11,360.5 million, or 17.9%, from the prior year period. In addition, investment expenses were reduced $15.2 million in the three month period ended September 30, 2003 compared to the prior year. Included are reductions in expenses associated with the sale of the Company's home office real estate properties.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Net investment income increased $199.5 million from the comparable prior year period. The increase was primarily the result of asset growth and lower investment expenses which were partially offset by the acquisition of lower yielding assets. Overall, the yield for the nine months ended September 30, 2003, net of investment expenses, on the general account portfolio decreased to 5.84% from 6.29% for the nine months ended September 30, 2002. The lower portfolio yield was driven primarily by lower yields on investment acquisitions. The continued drop in short-term interest rates during the year, which affects the rate reset on floating rate assets, also contributed to the declining yield. The change in yields was impacted by the following drivers:

      o As of September 30, 2003 and September 30, 2002, the Company's asset portfolio had approximately $13 billion and $12 billion of floating-rate exposure (primarily LIBOR). This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2003, approximately 90% of this floating rate exposure, excluding the portion that is attributable to cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 10% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in the short-term rates over the year and increase in floating rate exposure, the floating-rate exposure reduced the portfolio yield by 10 basis points in 2003 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. For the nine month period ended September 30, 2003, this dilutive effect was 8 basis points, compared to 11 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $5.3 million for the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002.

      o The inflow of new cash for the nine month period ending September 30, 2003 was invested at rates that were below the portfolio rate for the prior year period. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2002 also contributed to the decline in yields.

      Offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In the nine month period ended September 30, 2003, average invested assets increased $9,321.6 million, or 15.1%, from the prior year period. In addition, investment expenses were reduced $28.3 million in the nine month period ended September 30, 2003 compared to the prior year. Included are reductions in expenses associated with the sale of the Company's home office real estate properties.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Net Realized Investment and Other Gain/(Loss)

      The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                                                                          Net Realized
                                                             Gross Gain   Gross Loss      Hedging        Investment and
For the Three Months Ended September 30, 2003    Impairment  On Disposal  on Disposal   Adjustments     Other Gain/(Loss)
                                               --------------------------------------------------------------------------
                                                                             (in millions)
Fixed maturity securities (1) (2)......             $(71.2)     $ 68.3       $(24.3)      $(50.0)              $(77.2)
Equity securities (3)..................               (2.2)       18.2         (4.9)          --                 11.1
Mortgage loans on real estate...........                --        33.3        (16.4)       (13.9)                 3.0
Real estate.............................                --         4.6         (4.4)          --                  0.2
Other invested assets...................                --         2.3         (1.5)          --                  0.8
Derivatives.............................                --          --           --        (31.7)               (31.7)
                                               --------------------------------------------------------------------------
               Subtotal.................            $(73.4)     $126.7       $(51.5)      $(95.6)              $(93.8)
                                               ==========================================================================

          Amortization adjustment for deferred policy acquisition costs......................                     5.7
          Amounts credited to participating pension contractholders..........................                     7.2
          Amounts credited to the policyholder dividend obligation...........................                    22.6
                                                                                                    ---------------------
               Total.........................................................................                  $(58.3)
                                                                                                    =====================

(1) Fixed maturity securities gain on disposals includes $14.8 million of gains from previously impaired securities.
(2) Fixed maturity securities loss on disposals includes $0.3 million of credit related losses.
(3) Equity securities gain on disposal includes $1.5 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

                                                             Gross Gain   Gross Loss      Hedging    Net Realized Investment
For the Nine Months Ended September 30, 2003    Impairment   on Disposal  on Disposal   Adjustments   and Other Gain/(Loss)
                                               -----------------------------------------------------------------------------
                                                                                (in millions)
Fixed maturity securities (1) (2).......           $(386.9)     $397.1      $ (68.9)     $(204.8)             $(263.5)
Equity securities.......................             (29.3)       52.8        (10.2)          --                 13.3
Mortgage loans on real estate...........                --        54.1        (28.2)       (46.7)               (20.8)
Real estate.............................                --       244.7         (7.3)          --                237.4
Other invested assets...................             (10.3)       16.6         (7.5)          --                 (1.2)
Derivatives.............................                --          --           --         95.4                 95.4
                                               -----------------------------------------------------------------------------
               Subtotal.................           $(426.5)     $765.3      $(122.1)     $(156.1)               $60.6
                                               =============================================================================

          Amortization adjustment for deferred policy acquisition costs......................                    (9.5)
          Amounts charged to participating pension contractholders...........................                     9.0
          Amounts charged to the policyholder dividend obligation............................                    34.0
                                                                                                    ------------------------
               Total.........................................................................                 $  94.1
                                                                                                    ========================

(1) Fixed maturity securities gain on disposals includes $64.0 million of gains from previously impaired securities.
(2) Fixed maturity securities loss on disposals includes $23.3 million of credit related losses.
(3) Equity securities gain on disposal includes $1.5 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

      The hedging adjustments in the fixed maturities and mortgage loans asset classes are non-cash adjustments representing the amortization or reversal of prior fair value adjustments on assets in those classes that were or are designated as hedged items in fair value hedges. When an asset or liability is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments are non-cash and reverse with the passage of time as the asset or liability and derivative mature. The hedging adjustments on the derivatives represent non-cash adjustments on derivative instruments and on assets and liabilities designated as hedged items reflecting the change in fair value of those items.

      For the three and nine month periods ended September 30, 2003 net realized investment and other gains/(losses) was a loss of $58.3 million and a gain of $94.1 million, respectively. For the same time periods, gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $124.9 million and $548.6 million, respectively, excluding hedging adjustments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      For the three and nine month periods ended September 30, 2003, we realized $68.3 million and $397.1 million of gains on disposal of fixed maturities excluding hedging adjustments, respectively. These gains resulted from managing our portfolios for tax optimization and ongoing portfolio positioning, as well as $12.6 million and $57.9 million, respectively, of prepayments and approximately $14.8 million and $64.0 million, respectively, from recoveries on sales of previously impaired securities.

      For the three and nine month periods ended September 30, 2003, we realized $24.3 million and $68.9 million, respectively, of losses upon disposal of bonds excluding hedging adjustments. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) fraudulent information could be provided to our investment professionals who determine the fair value estimates and other than temporary impairments, and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for three month period ended September 30, 2003 of $74.2 million (including impairment losses of $71.2 million and $3.0 million of previously recognized gains where the bond was part of a hedging relationship). The following list shows the largest losses recognized during the quarter, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at September 30, 2003, including hedging adjustments.

Impairments and Losses on Disposals - Three Months Ended September 30, 2003

      o $26.4 million on private fixed maturity securities secured by aircraft leased by a large U.S. airline operating in bankruptcy. This airline is seeking to reduce its lease rates as a small part of its larger efforts to reduce costs and emerge from bankruptcy. We continue to actively negotiate with the entity and this impairment is based on the expected reduction in the lease rates and observed market prices in the 3rd quarter on public bonds.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      o $14.9 million on private fixed maturities of a holding company structure created to develop three natural gas fired power projects in the southwestern United States that were initiated to respond to the California power crisis. The subsequent drop in power demand and prices made this company's business plan uneconomic. Negotiations with the company to restructure the debt into a stronger entity have led to further impairments in our security. We have one other $50 million loan to a power company that similarly began construction on a new plant to sell power into California. It has successfully redeployed its turbines elsewhere and we do not expect a loss on that position.

      o $13.2 million on private fixed maturity securities relating to an Australian mining company. The company filed the equivalent of Chapter 11 due to weaker commodity prices, operational difficulties, and losses on currency transactions. Attempts to sell assets at prices sufficient to pay our debt have not been successful. As a result, the investment has been written off entirely. While lower commodity prices affect a broad range of credits, the unique circumstances of this company are not present in our other investments.

      o $7.2 million on public fixed maturity securities relating to an asset backed pool of franchise loans primarily focused in the gas station/convenience store sector. The sector has continued to be hit hard by higher delinquencies and lower recoveries on the underlying loans. Higher delinquencies and lower recovery values has led to further impairments on these securities. We have $142 million of other exposure to franchise loan ABS, all of which are senior tranches, and one other exposure requiring a $4 million impairment in the third quarter.

      Of the $24.3 million of realized losses on sales of fixed maturity securities for the three months ended September 30, 2003, there were no significant credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the quarter. The Sales with losses in excess of $1.0 million were:

      o $2.1 million on the sale of public bonds of a large U.S. based bank. The loss was entirely due to a rise in Treasury rates since the time of purchase.

      o $5.3 million on the sale of U.S. agency debentures. The loss was almost entirely due to a rise in Treasury rates since the time of purchase.

Impairments and Losses on Disposals - Nine Months Ended September 30, 2003

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for the first nine months of 2003 of $408.8 million (including impairment losses of $386.9 million, and $21.9 million of previously recognized gains where the bond was part of a hedging relationship). The following list shows the largest losses recognized year to date, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at September 30, 2003, including hedging adjustments.

      o $37.6 million (including an impairment loss of $37.3 million and $0.3 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a large, national farmer-owned dairy co-operative. Margins have been squeezed due to a supply/demand imbalance, high input costs and high leverage, due in part to a recent acquisition. Despite a large favorable outcome on a lawsuit, depressed commodity prices in this environment have continued to put pressure on the company to rationalize their operations as was evident in their recently released annual financial statements. Given our subordinated position in the capital structure, and unlikely improvement near term, we have impaired the security to the market level. We have no other loans to dairy companies that are impacted by this same combination of factors. We have recovered $5.3 million on subsequent sales of this security.

      o $36.1 million on private and public fixed maturity securities secured by aircraft leased by a large U.S. airline. This airline is seeking to reduce its lease rates as a small part of its larger efforts to reduce costs and emerge from bankruptcy. These impairments are based on public quoted prices for the public securities and the appraised values of the aircraft in conjunction with the expected restructured lease rates on the private securities. While we hold other investments in the aircraft industry, these circumstances are unique to this issuer.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      o $27.3 million on public fixed maturity securities relating to a large North American transportation provider to a variety of industries that has struggled to emerge from bankruptcy due to litigation with a subsidiary, tax claims by the IRS, and most recently, a claim by a regulatory agency. We had further impaired the security and the reorganization out of bankruptcy has occurred. These circumstances are unique to this issuer. We have recovered $26.4 million on subsequent sales of this security.

      o $29.8 million on private fixed maturity securities relating to an Australian mining company. The company filed the equivalent of Chapter 11 due to weaker commodity prices, operational difficulties, and losses on currency transactions. Attempts to sell assets at prices sufficient to pay our debt have not been successful. As a result, the investment has been written off entirely. While lower commodity prices affect a broad range of credits, the unique circumstances of this company are not present in our other investments.

      o $26.3 million (including an impairment loss of $23.2 million and $3.1 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a special purpose company created to sublease aircraft to two major US airlines. This investment is the subordinated tranche in a multi-tier structure of an Enhanced Equipment Trust Certificate (EETC). One of the airlines is in bankruptcy and has indicated that it will not honor the original lease rates on the aircraft in this investment. Hence, with the loan exceeding the current value of the securities, we have impaired the security to the market level. While we do have an investment in the senior tranche of this EETC, the senior tranche exposure is still less than the current market value of the underlying planes and the senior tranche enjoys an 18 month liquidity facility. Hence we do not anticipate a loss on the senior tranche.

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

      o $22.9 million on private fixed maturities of a holding company structure created to develop three natural gas fired power projects in the southwestern United States that were initiated to respond to the California power crisis. The subsequent drop in power demand and prices made this company's business plan uneconomic. Negotiations with the company to restructure the debt into a stronger entity led to an impairment in our security. We have one other $50 million loan to a power company that similarly began construction on a new plant to sell power into California. It has successfully redeployed its turbines elsewhere and we do not expect a loss on that position.

      o $20.6 million (including an impairment loss of $18.2 million and $2.4 million in previously recognized gains where the bond was part of a hedging relationship) on public fixed maturity securities relating to an asset backed pool of franchise loans primarily focused in the gas/convenience store sector. The sector has continued to be hit hard by higher delinquencies and lower recoveries on the underlying loans. Higher delinquencies and lower recovery values led to impairments on these securities. We have $142 million of other exposure to franchise loan ABS, all of which are senior tranches, and one other exposure requiring a $4 million impairment in the third quarter.

      o $14.1 million on public fixed maturity securities relating to a subordinated holding company structure comprised of ownership interests in three power generation facilities in the western US. Due to the severe overcapacity in the power markets and the lack of an off take provider for the potential power generated from the plants, this subordinated interest in the facilities was not refinanced and hence we wrote off the investment completely. The overcapacity in the power markets has put stress on all power producers as we discuss in our sector commentary.

      o $11.1 million on private fixed maturity securities on a Chilean based conglomerate. Attempts to renegotiate the agreement have not materialized and the likelihood of receiving any recovery is remote. We have completely written off the investment. The circumstances surrounding this investment are unique as the borrower has demonstrated a lack of willingness to repay the debt on this investment.

      o $11.0 million on public fixed maturity securities (including an impairment loss of $9.2 million and $1.8 million in previously recognized gains where the bond was part of a hedging relationship) of a utility brought into the bankruptcy of its parent that suffered from a significant amount of merchant energy exposure. Our bonds are secured by a pump storage facility. We have $48.9 million carrying value of bonds at the parent that were also impaired.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      o $11.0 million on private fixed maturity securities secured by aircraft leased by a large U.S. airline. This airline has renegotiated its lease rates as a small part of its larger efforts to reduce costs to avoid bankruptcy. This impairment is based on the reduction in the lease rates. We have $57.8 million of other ETC's backed by leases to this airline. The airline has not requested a change in the lease rates on the aircraft backing these investments. While we hold other investments in the airline industry and the industry has been under extreme pressure as we discuss in our sector commentary, these issues are unique to this borrower.

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

      o $9.6 million on public fixed maturity securities relating to an unregulated power and pipeline energy company that became insolvent due to a fall in profitability in its merchant energy business downgrades from the rating agencies and a lack of liquidity due to the call on cash collateral requirements after the downgrades. We have impaired the security to market levels. The overcapacity in the power markets have put stress on all power producers as we discuss in our sector commentary.

      o $9.4 million on public fixed maturity securities relating to a special purpose financing company which owns an interest in a gas fired power plant in the UK with long-term fixed price contracts that are significantly above market in today's depressed pricing environment. In early 2003, the banks decided to pursue a fire sale of the power plant. We have impaired this loan to the discounted value of our likely recovery from such a sale. We have two other loans with a total carrying value of $99.6 million to companies participating in the UK power market. $59.3 million is backed by a UK pump storage facility investment where debt service coverage has been reduced by the weak environment for power in the U.K., but we continue to anticipate positive debt service coverage for this investment. $40.3 million is a loan to the owner of a UK regional electric company. Regional electric companies have monopolies to distribute and supply power to their regions thus are less affected by the over supply of power.

      Of the $68.9 million of realized losses on sales of fixed maturity securities for the nine months ended September 30, 2003, $23.3 million was credit related, $41.5 million arose from the sale of 9 securities with $1.0 million or more of realized loss. The only significant realized losses year to date were $16.7 million on the sale of the bonds of a major healthcare service provider (late in the first quarter) the SEC announced that they had discovered massive accounting fraud at that company and thus its bond and stock prices plummeted; due to this significant event and the uncertainty over the future of the company due to the ongoing SEC investigation, we sold our position), and $4.9 million on the sale of bonds of a power provider with a large exposure to the merchant energy markets. As we became more concerned that the banks would not renew their bank lines to this company, we sold most of our position and impaired the remaining position that was subsequently sold in early July. These were the only sales of significance that we consider credit losses, i.e. sold at less than 80% of amortized cost. All other sales were related to general portfolio management, including the sale of a number of below investment grade bonds to maintain our exposure below 10% of invested assets on a statutory basis. The following are the losses on sales over $1.0 million:

      o $16.7 million credit loss on the sale of public bonds of a major healthcare service provider as referred to in above paragraph.

      o $6.0 million on the sale of U.S. agency debentures. The loss was almost entirely due to a rise in Treasury rates since the time of purchase.

      o $4.9 million credit loss on the sale of public bonds of a power provider referred to in the above paragraph.

      o $3.3 million on the sale of public bonds of a utility holding company where our position exceeded our single credit limits due to a downgrade of the company. This sale brought our holdings of this company in compliance within our limits.

      o $3.1 million on the sale of public bonds of an oil & gas company. This transaction was executed to reduce its below investment grade exposure.

      o $2.2 million on the sale of public bonds of an oil & gas pipeline company in order to maintain our below investment grade holdings below 10% of invested assets on a Statutory basis.

      o $2.1 million on the sale of public bonds of a large U.S. based bank. The loss was entirely due to a rise in Treasury rates since the time of purchase.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      The Company recorded losses due to other than temporary impairments of CDO equity and other invested assets of $10.3 million for the nine month period ended September 30, 2003. No such losses were incurred in the quarter. Equity in these CDO's take the first loss risk in a pool of high yield debt and hence under perform in a high yield default environment. We have a total remaining carrying value of $45.1 million and $48.7 million of CDO equity as September 30, 2003 and December 31, 2002, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $2.2 million and $29.3 million for the three and nine month periods ended September 30, 2003, respectively, as the result of market values falling below cost for more than six months.

      The Company recorded a gain of $3.0 million and a loss of $20.8 million on mortgage loans for the three and nine month periods ended September 30, 2003 (of which $13.9 million and $46.7 million, respectively were losses on hedging adjustments). Included are losses of $7.7 million and $25.6 million respectively for the three and nine months ended September30, 2003, associated with losses on agriculture mortgages.

       There were also gains of $18.2 million and $52.8 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $2.3 million and $16.6 million from the sale of other invested assets, and gains of $4.6 million and $244.7 million resulting from the sale of real estate for the three and nine month periods ended September 30, 2003, respectively. Net derivative activity resulted in a loss of $31.7 million for the three months ended September 30, 2003 and a gain of $95.4 million for the nine months ended September 30, 2003, resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged and non-hedged items in comparison to the changes in fair value of its derivatives.

      For the three and nine month period ended September 30, 2002, net realized investment and other losses were $30.7 million and $255.4 million, respectively. Gross losses on impairments and on disposal of investments - including bonds, equities, mortgages, real estate, and other invested assets were $173.0 million and $565.9 million, respectively, excluding hedging adjustments.

     The Company recorded losses due to other than temporary impairments of fixed maturities of $103.9 million and $344.7 million for the three and nine months periods ended September 30, 2002, excluding hedging adjustments. The primary other than temporary impairments on fixed maturities for the nine months ended September 30, 2002 were $45.5 million on securities issued by the holding company of a large domestic power producer that was downgraded to below investment grade status in July 2002 due to liquidity concerns, $18.4 million on securities of an Australian power project that failed to produce benefits expected from the deregulation of that country's power industry, $53.2 million on structured financings due as a result of ongoing negotiations with a borrower to restructure debt, $20.0 million on a redeemable preferred stock of a large domestic farm cooperative due to the cyclical nature of the business and a heavy debt load, $19.2 million on redeemable preferred stock of a technology based manufacturer of engineering products with a tight liquidity position, and $55.6 million on a large energy company that filed for bankruptcy in late 2001. Writedowns of CBO/CDO fixed maturity investments and other invested assets were $57.1 million for the nine month period ended September 30, 2002.

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

      The Commissioner of Insurance for the Commonwealth of Massachusetts previously approved, and the Life Company paid, dividends to JHFS during the nine month period ended September 30, 2003 in the amount of $114.5 million. This dividend was not classifies as extraordinary by state regulators.

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

      As noted above on September 28, 2003, JHFS entered into a definitive merger agreement with Manulife. Until the closing of the transaction, the Company will continue to operate independently and does not expect the proposed merger to have a negative impact on financial condition, liquidity or sales. Following the announcement of the proposed merger, Standard and Poor's, Moody's, A.M. Best and Fitch affirmed all ratings. In addition, Standard & Poor's noted that "the `A' long-term counterparty credit and senior debt ratings on John Hancock Financial Services Inc., a holding company for its U.S. and Canadian operating insurance companies, have been placed on CreditWatch with positive implications." Dominion Bond Rating Service placed John Hancock Financial Services' corporate rating of A (high) and Maritime Life's long term ratings "Under Review - Positive." And Maritime Life's financial strength ratings were placed on "Credit Watch Positive" by Moody's and A.M. Best.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of September 30, 2003, $47,907.0 million, or 89.2% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $5,829.5 million, or 10.8 % of fixed maturity investments, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

       Net cash provided by operating activities was $1,743.1 million and $1,882.5 million for the nine months ended September 30, 2003 and 2002, respectively. The $139.4 million decrease in cash provided by operating activities for the first nine months in 2003 compared to the same period in 2002 resulted primarily from increases in policyholder payments, expenses, and other assets net of other liabilities, offset by increases to premium and fee receipts.

      Net cash used in investing activities was $3,831.6 million and $5,092.3 million for the nine months ended September 30, 2003 and 2002, respectively. The $1,260.7 million decrease in cash used in the first nine months of 2003 as compared to the same period in 2002 resulted from a $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003 and a $662.0 million reduction in net acquisitions of fixed maturities offset somewhat by a shift from net sales to net acquisitions of equities and other investments during the nine months ended September 30, 2003 as compared to the same period in the prior year.

       Net cash provided by financing activities was $2,487.9 million and $2,964.0 million for the nine months ended September 30, 2003 and 2002, respectively. The $476.1 million decrease in the first nine months of 2003 as compared to the same period in 2002 resulted from a $397.0 million decrease in deposits and a $1,016.7 million increase in cash payments made on withdrawals of universal life insurance and investment-type contracts offset somewhat by $769.4 million in funds from the Consumer Notes program initiated in the second half of 2002, and a $359.7 million decline in treasury stock acquired due to the suspension of activity under the stock repurchase program. Deposits on universal life insurance and investment-type contracts exceeded withdrawals by $1,773.9 million and $3,187.6 million for the nine months ended September 30, 2003 and 2002, respectively.

      On October 26, 2000, the Company announced that its Board of Directors authorized a stock repurchase program, with no termination date, under which the Company was authorized to purchase up to $500 million of its outstanding common stock. On August 6, 2001, the Company's Board of Directors authorized a $500 million increase to the stock repurchase program. On June 21, 2002, the Company's Board of Directors authorized a second increase of $500 million to the stock repurchase program, bringing the total amount authorized to be used to repurchase Company stock to $1.5 billion. Under the stock repurchase program, purchases have been and will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions. Through September 30, 2003, the Company has repurchased 30.0 million shares with a total cost of $1,069.0 million, of which 0.4 million shares were repurchased in 2003 at a cost of $11.8 million. The 2003 repurchase activity consisted primarily of the acquisition of certain restricted stock from key executives of the Company. The proceeds from some of these purchases were used by the executives to repay loans under a discontinued stock ownership and loan program. The outstanding loans under that program, which were grandfathered under the Sarbanes-Oxley Act of 2002, have been repaid in full at the request of the Company's Board of Directors. At September 30, 2003, the Company was not actively repurchasing its common stock but will continue to assess whether and when it might resume repurchases of its common stock under the stock repurchase program.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      As of September 30, 2003, we had $1,799.1 million of aggregate principal amount of debt outstanding consisting of $499.0 million of medium-term bonds, $447.5 million of surplus notes, $292.7 million of Canadian debt, $52.7 million of other notes payable (excluding $209.0 million in non-recourse debt for Signature Fruit and a Signature Funding CDO) and $189.9 million of commercial paper. Also not included here is the $108.2 million SFAS 133 fair value adjustment to interest rate swaps held for the Surplus Notes. During the nine months ended September 30, 2003, the Company issued in aggregate $1,565.0 million in commercial paper, of which $189.9 million was outstanding at September 30, 2003. In addition, the Company has outstanding $1,059.6 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $200,000 of aggregate principal, and mature at various dates in the future. Covenants in this program include, among others, limitations on liens.

      $275 million in letters of credit for JH Reassurance Company, guaranteed by the Company, are subject to rating triggers that require the posting of deposits (within three business days) as additional collateral if the ratings of JHFS or the Life Company fall below designated rating levels. Currently, JHFS and the Life Company's ratings are several levels away from a triggering event for the guaranteed letters of credit. Failure to make such deposit under one or more of the guaranteed letters of credit could trigger the cross-acceleration provisions in other financing agreements, including the line of credit referenced above. Certain of these guaranteed letters of credit incorporate the financial covenants from the line of credit as well as contain cross-default and cross-acceleration provisions.

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

      The following table summarizes the Company's information about contractual obligations and other commercial commitments by due date and expiration date as of September 30, 2003. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment. Other commercial commitments are those commitments entered into by the Company with known expiration dates. These obligations are inputs into the Company's asset liability management system described elsewhere in this document.

                Contractual Obligations as of September 30, 2003

                                                                             Payments due by period
                                                     -----------------------------------------------------------------------
                                                                    Less than 1
                                                         Total          year       1-3 years     4-5 years   After 5 years
                                                     -----------------------------------------------------------------------
                                                                                 (in millions)
Debt...............................................    $ 1,690.9     $   79.0       $  270.0      $   24.7        $ 1,317.2
Consumer notes.....................................      2,055.9         10.3          149.9         241.4          1,654.3
GIC's..............................................      6,865.2        635.1        3,004.3       1,400.8          1,825.0
Funding agreements.................................     14,253.5        400.4        4,983.0       3,897.3          4,972.8
Institutional structured settlements...............      1,814.0          7.0           38.2          40.0          1,728.8
Annuity certain contracts..........................      1,652.3        239.1          446.8         379.2            587.2
Investment commitments.............................      2,404.2      2,404.2             --            --               --
Other insurance liabilities........................         45.9         45.9             --            --               --
Operating lease obligations........................        930.3         35.8          203.5         182.4            508.6
Other long-term obligations........................        256.4         25.7           92.9          81.1             56.7
                                                     -----------------------------------------------------------------------
     Total contractual cash obligations............    $31,968.6     $3,882.5       $9,188.6      $6,246.9        $12,650.6
                                                     =======================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

              Other Commercial Commitments as of September 30, 2003

                                                                             Payments due by period
                                                     ----------------------------------------------------------------------
                                                     Total Amounts   Less than 1
                                                       Committed         year       1-3 years     4-5 years    Over 5 years
                                                     ----------------------------------------------------------------------
                                                                                 (in millions)
Lines of credit....................................             --           --           --           --           --
Standby letters of credit..........................           $1.8         $1.7         $0.1           --           --
Guarantees.........................................            0.3          0.3           --           --           --
Standby repurchase obligations.....................             --           --           --           --           --
Other commercial commitments.......................            0.1          0.1           --           --           --
Other commitments..................................            0.7          0.7           --           --           --
                                                     ----------------------------------------------------------------------
     Total other commercial commitments............           $2.9         $2.8         $0.1           --           --
                                                     ======================================================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Forward-Looking Statements

      The statements, analyses, and other information contained herein relating to trends in John Hancock Financial Services, Inc.'s, (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their potential effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated , (3) fraudulent information could be provided to our investment professionals who determine the fair value estimates and other than temporary impairments and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value.

      Any of these situations could result in a charge to earnings in a future period to the extent of the impairment charge recorded. Because the majority of our portfolio is classified as available-for-sale and held at fair value with the related unrealized gains (losses) recorded in shareholders' equity, the charge to earnings would not have a significant impact on shareholders' equity.

      As of September 30, 2003 and December 31, 2002, 89.2% and 88.8% of the fixed maturity securities held by the Company and rated by S&P or NAIC were investment grade while 10.8% and 11.2% were below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      We project asset, liability and derivatives cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of September 30, 2003 and December 31, 2002, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $39,226.7 million and $36,143.0 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of September 30, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed segments (including derivatives), based on our targeted mismatch of zero, but could be -/+ $19.6 million based on our operational tolerance of 18 days.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of September 30, 2003 and December 31, 2002, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $37,861.4 million and $32,982.6 million, respectively. A rate shock (as defined above) as of September 30, 2003 would decrease the fair value of these assets by $1,494.2 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities and derivatives, thus minimizing the impact on surplus.

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

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of September 30, 2003. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                                  As of September 30, 2003
                                      ---------------------------------------------------------------------------------
                                                                                         Fair Value
                                                                       ------------------------------------------------
                                                          Weighted
                                          Notional      Average Term   -100 Basis Point     As of     +100 Basis Point
                                           Amount          (Years)        Change (2)       9/30/03       Change (2)
                                      ---------------------------------------------------------------------------------
                                                      (in millions, except for weighted average term)
Interest rate swaps...............      $   30,790.1         11.9         $   (278.2)      $  (601.4)    $   (804.6)
CMT swaps.........................              33.4          1.1                1.0             1.0            0.9
Futures contracts (1).............             243.2          7.3                6.9            (1.7)         (11.0)
Interest rate caps................           1,068.2          5.2               21.2            27.6           40.5
Interest rate floors..............           4,593.0          6.6              172.1            90.8           45.0
Swaptions.........................              30.0         21.7               (7.2)           (3.0)          (0.8)
                                      -----------------                ------------------------------------------------
   Totals.........................      $   36,757.9                      $    (84.1)      $  (486.7)    $   (730.0)
                                      =================                ================================================

(1)   Represents the notional value of open contracts as of September 30, 2003.
(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Equity Risk

      Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant that we hold in our portfolio. In order to reduce our exposure to market fluctuations on some of our common stock portfolio, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on their underlying equity securities. Our equity collars are comprised of an equal number of purchased put options and written call options, each with strike rates equidistant from the stock price at the time the contract is established. As of September 30, 2003 and December 31, 2002, the fair value of our equity securities portfolio was $134.8 million and $152.9 million. The fair value of our equity collar agreements as of September 30, 2003 and December 31, 2002 was $5.9 million and $12.6 million. A hypothetical 15% decline in the September 30, 2003 value of the equity securities would result in an unrealized loss of approximately $16.0 million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair value of any unhedged common stock holdings will rise or fall with equity market and company-specific trends. In certain cases the Company classifies its equity holdings as trading securities. Gains and losses, both realized and unrealized, on equity securities classified as trading, are part of investment returns related to equity indexed universal life insurance policies sold at Maritime Life and are included in benefits to policyholders. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

      Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international operations, our Maritime Life Segment and the issuance of certain foreign currency-denominated funding agreements sold to non-qualified institutional investors in the international market. We don not hedge the exposure from our international operations or our Maritime Life Segment. We apply currency swap agreements to hedge the exchange risk inherent in our funding agreements denominated in foreign currencies. We also have exposure that arises from owning fixed maturity securities that are denominated in foreign currencies. We use currency swap agreements to hedge the foreign currency risk of these securities (both interest and principal payments). At September 30, 2003 and December 31, 2002, the fair value of our foreign currency denominated fixed maturity securities was approximately $1,017.0 million and $799.3 million. The fair value of our currency swap agreements at September 30, 2003 and December 31, 2002 supporting foreign denominated bonds was $(174.0) million and $(24.5) million.

      We estimate that as of September 30, 2003, a hypothetical 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to the Canadian dollar.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 4. CONTROLS and PROCEDURES

      An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

      No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      The parties recently reached an agreement in principle with respect to settlement of this matter. The amount of the proposed settlement has been taken into account in reserves established in this and in previous quarters.

      If the proposed settlement is not finalized and the litigation is not otherwise settled, notwithstanding what the Company believes to be the merits of its position in this case, if unsuccessful, the Company's ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, the Company does not believe that any such liability would be material in relation to its financial position or liquidity.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

a)  Exhibits

Exhibit
Number      Description
------      -----------

2.1 Agreement and Plan of Merger, dated as of September 28, 2003, by and among Manulife Financial Corporation, John Hancock Financial Services, Inc. and Jupiter Merger Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Manulife ("Merger Co."). *

10.1 Third Amendment dated as of July 25, 2003 to the $1,000,000,000 Credit Agreement dated as of August 3, 2000, as amended, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, JPMorgan Chase Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, The Bank of New York, as Documentation Agent (364-Day Revolver) and Wachovia Bank, National Association as Documentation Agent (364-Day Revolver), Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Bookrunners and Joint Lead Arrangers **

10.2 Amendment No. 1, dated September 28, 2003, to the Employment Continuation Agreement dated October 15, 2001 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., Michael A. Bell and Manulife Financial Corporation. ** +

10.3 Amendment No. 1, dated September 28, 2003, to the Employment Continuation Agreement dated April 1, 2003 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., James
            M. Benson and Manulife Financial Corporation. ** +

10.4 Amendment No. 1, dated September 28, 2003, to the Amended and Restated Employment Continuation Agreement dated January 1, 2003 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., Wayne A. Budd and Manulife Financial Corporation. ** +

10.5 Amendment No. 1, dated September 28, 2003, to the Second Amended and Restated Employment Continuation Agreement dated October 15, 2001 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., David F. D'Alessandro and Manulife Financial Corporation. ** +

10.6 Amendment No. 1, dated September 28, 2003, to the Second Amended and Restated Employment Continuation Agreement dated October 15, 2001 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., Thomas E. Moloney and Manulife Financial Corporation. ** +

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 **

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 **

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

----------
* Previously filed as an exhibit to John Hancock Financial Services, Inc.'s current report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2003, and incorporated by reference herein.
**    Filed herewith.
+     Management contract or compensatory plan or arrangement.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

b) Reports on Form 8-K.

      During the Third Quarter of 2003 the Company filed the following Current Reports on Form 8-K:

      On August 1, 2003, the Company filed a Current Report on Form 8-K, dated July 31, 2003 reporting under Item 5 and Item 7 thereof the Company's operating and financial results for the second quarter of 2003.

      On October 1, 2003, the Company filed a Current Report on Form 8-K, dated September 28, 2003 reporting the proposed merger transaction with Manulife Financial Corporation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JOHN HANCOCK FINANCIAL SERVICES, INC.


Date: November 7, 2003                     By: /s/ THOMAS E. MOLONEY
                                               ---------------------
                                               Thomas E. Moloney
                                               Senior Executive Vice
                                               President and Chief Financial
                                               Officer