Form 10-K
period 2003-12-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2004-03-15
CIK 736260

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2003
                           COMMISSION FILE NO. 1-15607

                                -----------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                                -----------------

            DELAWARE                                     04-3483032
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                               John Hancock Place
                               Post Office Box 111
                           Boston, Massachusetts 02117
                                 (617) 572-6000
                   (Address, including zip code, and telephone
   number, including area code, of Registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class               Name of each exchange on which registered
Common Stock, $0.01 par value                 New York Stock Exchange, Inc.
  Series A Junior Preferred                   New York Stock Exchange, Inc.
    Stock purchase rights

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                                -----------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the December 31, 2003 John Hancock Financial Services, Inc. Form 10-K or any amendment to the December 31, 2003 John Hancock Financial Services, Inc. Form 10-K |X|.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

      The aggregate market value of the shares of the registrant's common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter, was $8,884,441,291

      As of February 27, 2004, there were outstanding 293,315,942 shares of Common Stock, $0.01 par value per share of the registrant.

                       Documents Incorporated by Reference
                                      None

================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


CONTENTS

    NON-GAAP FINANCIAL MEASURES............................................... 3

PART I ....................................................................... 3

    ITEM 1.  BUSINESS OF JOHN HANCOCK FINANCIAL SERVICES, INC................. 3
    ITEM 2.  PROPERTIES.......................................................40
    ITEM 3.  LEGAL PROCEEDINGS................................................41
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............41

PART II.......................................................................42

    ITEM 5.  MARKET FOR JOHN HANCOCK FINANCIAL SERVICES, INC. COMMON
               STOCK AND RELATED SHAREHOLDER MATTERS..........................42
    ITEM 6.  SELECTED FINANCIAL DATA..........................................42
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS......................................46
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......113
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................117
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE......................................203
    ITEM 9A. CONTROLS AND PROCEDURES.........................................203

PART III.....................................................................204

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK FINANCIAL
               SERVICES, INC.................................................204
    ITEM 11. EXECUTIVE COMPENSATION..........................................206
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..216
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................218
    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................218

PART IV .....................................................................219

    ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
               FORM 8-K......................................................219

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Non-GAAP Financial Measures

      A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash-flows that excludes (includes) amounts that are not normally excluded (included) in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP) in the United States.

      In this report we use a non-GAAP financial measure called "total segment after tax operating income" in our discussion of Results of Operations by Segment. Refer to see "Adjustments to GAAP Reported Net Income" in this report or Note 14--Segment Information, for a description of total segment after tax operating income and a reconciliation of that measure to net income.

      We also use a variety of other measures in this report that we do not consider non-GAAP financial measures because they do not have GAAP counterparts and are operational measures rather than measures of performance, financial position, or cash flows. Two examples of these measures are Sales and Assets Under Management. Sales represent a measure, defined by the Life Insurance Marketing Research Association (LIMRA), of the amount of new business we have sold during the period rather than a measure of revenue. Assets Under Management is an industry measure of a base upon which fee revenue is earned, which is composed of both assets owned and assets managed for third parties.

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

      On September 28, 2003, the Company entered into a definitive merger agreement with Manulife Financial Corporation (Manulife) which is expected to close early in the second quarter of 2004. In accordance with the agreement, each share of JHFS common stock will, at the time of the merger, be converted into the right to receive 1.1853 shares of Manulife stock. It is estimated that the shares of Manulife common stock to be issued to JHFS shareholders in the merger will represent approximately 42.6% of the outstanding Manulife common stock after the merger. The merger has been approved by the Company's shareholders but the closing remains subject to certain conditions, including the approval by certain U.S. and Canadian regulatory authorities. Until the merger occurs, the Company will continue to operate independently of Manulife. Thereafter, the Company will operate as a subsidiary of Manulife. The John Hancock name will be Manulife's primary U.S. brand. This Annual Report on Form 10-K does not reflect or assume any changes to JHFS' business which may occur as a result of the proposed merger with Manulife. For additional information, refer to relevant John Hancock and other related public filings with the U.S. SEC relating to the merger.

      We operate our business in six segments. Two segments serve primarily retail customers, two segments serve primarily institutional customers, and one segment serves primarily Canadian retail and group customers. Our sixth segment is the Corporate and Other Segment.

      Our retail segments are the Protection Segment and the Asset Gathering Segment. The Protection Segment offers variable life, universal life, whole life, term life, individual and group long-term care insurance products and the Federal long-term care insurance business. The Asset Gathering Segment offers variable and fixed, deferred and immediate annuities, and mutual funds. Our retail business also includes our retail distribution and customer service operations.

      Based on LIMRA sales data, which ranks participants within the United States, as of September 30, 2003, John Hancock is the twelfth largest writer of individual life insurance, the ninth largest writer of individual variable universal life insurance and the tenth largest writer of individual universal life insurance. John Hancock is the second largest writer of individual long-term care insurance and the largest provider of long-term care insurance in the employer sponsored group market based on inforce premium. John Hancock is the twenty-first largest writer of individual annuity contracts.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Our mutual fund subsidiary ranked 19th among non-proprietary broker-sold U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2003.

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

      In the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment which resulted in the break-out of the Maritime Life business as its own operating segment and the reclassification of 2002 results for the Federal long-term care insurance business to the Protection Segment. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The discussion of segments set forth below presents the results of our segments on a basis consistent with the new organization structure. The reclassifications associated with the realignment of our operating segments had no impact in the aggregate on segment after-tax operating income, or net income of the Maritime Life, or Corporate and Other Segments, other than to display these businesses separately. The reclassification associated with the Federal long-term care insurance business has no impact on segment after-tax operating income, or net income of the business. In addition, the organization transferred the operations of First Signature Bank from the Asset Gathering Segment to the G&SFP Segment to execute the brokered certificate of deposit business strategy.

      Our Corporate and Other Segment consists of our remaining international operations, primarily International Group Program, our corporate operations and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. During 2003, we sold our group life insurance business effective May 1, 2003.

      As of December 31, 2003 and 2002, respectively, our total assets under management were $142.5 billion and $127.6 billion, which includes $29.3 billion and $25.8 billion, respectively, of assets invested in the Company's retail mutual funds. Total shareholders' equity, excluding net unrealized capital gains on securities, was $6.6 billion and $5.8 billion as of December 31, 2003 and 2002, respectively. In addition, John Hancock generated $10.1 billion and $8.5 billion in revenues and $806.0 million and $499.5 million in net income in 2003 and 2002, respectively. The Company's net income represents a return on average shareholders' equity, excluding net unrealized capital gains on securities, of 13.0% and 8.8% at December 31, 2003 and 2002, respectively. In 2003, the Company adopted a new accounting pronouncement which resulted in a charge to earnings of $166.2 million, refer to Note 1--Summary of Significant Accounting Policies for a description of this cumulative effect of accounting change.

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

      The Protection Segment has traditionally been our largest business segment, contributing 38.6%, 40.2% and 36.2% of consolidated operating revenues and 37.0%, 37.3% and 37.1% of consolidated segment after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively. The Protection Segment generated revenues of $3,882.7 million, $3,595.7 million and $3,385.1 million and segment after-tax operating income of $351.5 million, $308.5 million and $298.7 million in 2003, 2002, and 2001, respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                            As of or for the Years
                                                              Ended December 31,
                                                      ---------------------------------
                                                        2003         2002         2001
                                                        ----         ----         ----
                                                                 (in millions)
Sales (new premiums and deposits)(1):
Non-traditional life--excluding COLI and BOLI(2)
         Variable life ............................   $    53.0   $   116.0   $   124.5
         Universal life ...........................        87.9        65.2        30.4
Traditional life--excluding COLI(2)
         Whole life ...............................         7.9         5.8         6.1
         Term life ................................        36.4        39.3        33.0
COLI and BOLI
         Variable life--COLI ......................        38.3        66.6        90.5
         Universal life--COLI .....................        27.8        23.1        22.1
         Universal life--BOLI .....................        19.3        16.3        12.2
Individual long-term care .........................       197.8       132.5       102.2
Group long-term care ..............................        18.3        16.6        16.8
Federal long-term care ............................        83.3        52.8          --
                                                      ---------------------------------
                 Total ............................   $   570.0   $   534.2   $   437.8
                                                      =================================

Assets:
Non-traditional life ..............................   $14,259.6   $12,158.0   $11,163.2
Traditional life ..................................    15,319.9    14,810.5    14,190.4
Individual long-term care .........................     4,975.1     3,481.2     2,519.0
Group long-term care ..............................       950.3       776.9       580.8
Federal long-term care ............................       172.1        30.3          --
Other .............................................        56.6        44.9        51.6
                                                      ---------------------------------
                 Total ............................   $35,733.6   $31,301.8   $28,505.0
                                                      =================================

----------
(1) Sales represent a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.
(2) Individual life insurance sales exclude (a) excess premiums, which are premiums that build cash value but do not purchase face amounts of insurance on variable life and universal life insurance products and (b) premiums on corporate owned life insurance (COLI) and bank owned life insurance (BOLI) policies covering more than 200 lives. Sales include 10% of single premium payments on universal and whole life insurance products.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Products and Markets

      The attractive demographics of an aging population are a key growth driver for our industry. The boomer generation is healthier, wealthier, and living longer. They need products to manage wealth, provide a stream of income, provide protection and manage longevity risk. John Hancock provides an array of life insurance solutions to meet consumer's needs, from pure protection to retirement, estate planning, and small business plans.

      Our products are marketed through a variety of distribution channels. The success of this product marketing is contingent upon the successful selling efforts of career agents insurance brokers, financial consultants and other distributors of our financial services. We refer to these individuals collectively as "producers", since it is their ability to secure new life insurance, annuity, and long-term care insurance contracts--as well as retain existing contracts--that produces sales, continued revenue flows, and earnings that sustain the continued profitability of our company. Providing outstanding service to our producers is a primary focus. We continually develop tools and processes to make it "easy to do business with John Hancock". We were the first to introduce a web-based illustration and inforce management system, called eHansel, that helps producers make new business proposals and manage their current clients. At introduction, this system supported only life sales. Today, we also support long-term care and annuity sales. We are constantly making enhancements to this system, such as adding advanced online presentations that instantly creates customized illustrations and sales presentations to facilitate the sales process for producers. To support advanced sales in the life market, we have an Estate and Business Planning Group that is a multidisciplinary team made up of professionals with varied backgrounds in law, taxation, insurance, finance and investments. This group provides differentiated support services to John Hancock agents and independent brokers, and their clients' attorneys and accountants.

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. The appreciation of equity markets in the 1990's resulted in variable life insurance products accounting for the majority of increases in total life insurance premiums and deposits for the insurance industry. This trend reversed in 2001-2003 due to declines in equity market performance through most of the three year period and we have seen investors return to stable investment products. Sales of variable life products have been declining while sales of universal life insurance, term life insurance and corporate life insurance have increased. However, we did see the beginning of a slight recovery in variable life product sales towards the end of 2003. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      With a diversified and competitive portfolio of both fixed and variable products, and comprehensive sales support tools for producers, we have been able to serve our customers in all market conditions, and generate strong business and earnings growth. The Company's sales of individual life insurance in 2003 consisted of 33.7% variable life, 49.9% universal life and 16.4% traditional life. The Company's sales of individual life insurance (excluding COLI and BOLI) in 2003 consisted of 28.6% variable life, 47.5% universal life and 23.9% traditional life. Term life sales represented 82.2% of traditional life product sales for the year ended December 31, 2003.

   Individual Life Insurance

      Variable Life Insurance. We were among the first insurance companies to offer variable life insurance products, beginning in 1980. Variable universal life insurance is our primary variable life insurance product, and we believe the length of our experience in this market is a competitive strength. Variable life provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder.

      Our core variable life products, Medallion EDGE and PLUS, offer an attractive combination of insurance protection features and investment option selections for clients who can accept a level of market risk, providing design flexibility for both death benefit and investment objectives. Medallion Edge II, our newest variable universal life product, continues our tradition of designing and delivering enhanced variable life products, and provides competitive rates for qualified applicants as well as expanded risk classes and disability rider options.

      In 2001, we introduced an optional benefit rider that adds a long-term care insurance feature to variable life insurance policies. Called LifeCare Benefit, this rider, when used with life insurance, helps clients meet not only income protection and supplemental retirement funding needs, but long-term care needs as well. Clients can use all, some, or none of their life insurance death benefit to pay for long-term care - giving them cost effective, convenient, long-term care protection. This rider is available on single life VL and UL products, and is a distinguishing feature of our product line.

      Our variable life insurance product portfolio includes joint (second-to-die) and corporate owned life insurance products, as well as single life policies. Second-to-die products are typically used for estate planning purposes and insure two lives rather than

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


one, with the policy proceeds paid after the death of both insured individuals. Corporate owned life insurance products are sold to corporations for a variety of reasons, including, to fund special deferred compensation plans and benefit programs for key employees.

      Universal Life Insurance. Our universal life insurance products meet a range of needs, from providing pure, low cost life insurance coverage to products with strong accumulation and income options. The life insurance coverage and cash value that increases based on a credited interest rate which is periodically reset. These policies generally permit policyholders to use any increase in cash value to vary the amount of insurance coverage and the timing and amount of premium payments. Ideal for the unstable market environment, universal products offer clients insurance protection and cash accumulation without exposure to market volatility. In 2003, we made major enhancements and additions to our universal life insurance portfolio. We re-priced our core lapse protection universal life product, called Protection UL, to make it very price competitive and provide death benefit guarantee options. We also launched Protection Survivorship UL, a survivorship product designed to offer both flexibility and affordability in covering two clients, with competitive rates, death benefit guarantee flexibility and more risk classes. Finally, we made enhancements to our current assumption universal life product, called Performance UL Core. This product performs exceptionally well in terms of pricing and offers a choice of disability riders and the LifeCare benefit rider.

      Our universal life insurance product portfolio also includes corporate owned life insurance and bank owned life insurance products which are sold to corporations including banks to fund post-retirement employee benefit plan liabilities. We participate in both the corporate and bank owned life insurance markets selectively, as profitable sales opportunities arise. In 2003, we launched a new product called Performance Executive UL, a flexible premium universal life solution for small businesses. This product offers features and benefits for both multi-life and individual cases.

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

   Long-Term Care Insurance

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

      o Individual Long-Term Care Insurance. Our individual long-term care insurance products are sold mainly to pre-retired and retired individuals and couples. The insured typically pays the premium for this product. In 2002, we launched two new long-term care insurance products, Essential Care and Custom Care. Custom Care was the first long-term care insurance policy with a benefit that allows up to four extended family members to be covered by the same policy. In 2003, building on the success of Custom Care and Essential Care, we developed the second series of the Custom Care product line: Custom Care II, Essential Care II and the FamilyCare II Benefit. Along with many of the same features and options of the original series, Custom Care II features two new built-in benefits designed for our younger audiences: the Double Accident Benefit and the Return of Premium Benefit. The Double Accident Benefit doubles coverage for people under 65 who need long-term care due to an accident. The built-in Return of Premium Benefit returns premiums (less claims) to those policyholders who die before the age of 65. The Custom Care II product also offers new inflation options and a new Extended Return of Premium optional rider.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


            next-generation group long-term care insurance product, CareCHOICE, with new features and enhanced benefits. This product provides employers more choice in customizing a plan for their employees.

      o Federal Long-Term Care Insurance. In 2002, we completed the rollout of the new Federal Long-term Care Insurance Program (the program) which John Hancock and MetLife were jointly awarded at the end of 2001. The program is expected to be the largest long-term care insurance program in the country and the government's decision to provide access to long-term care insurance to Federal government employees is expected to increase awareness of the product among consumers and employers. John Hancock and MetLife joined together to form Long-Term Care Partners, LLC to administer the plan and support a successful enrollment program. As of December 31, 2003, the program generated approximately 217,000 policies after underwriting, representing approximately $268 million in annualized premium. The plan first became effective October 1, 2002.

      The following table demonstrates total statutory premiums and deposits, which is the premium we report on the annual statements we file with insurance regulators, life insurance in force and GAAP reserves for our individual life and long-term care insurance products. In addition to premium from sales of new life and long-term care insurance policies, which we refer to as "sales," statutory premiums and deposits includes revenues from renewals of policies, 10% of single premium payments, and premiums from reinsurance assumed by us. We deduct from this measure the premiums that we cede to our reinsurers.

                             Selected Financial Data

                  Individual Life and Long-Term Care Insurance

                                            As of or for the Years Ended December 31,
                                            -----------------------------------------
                                                2003            2002            2001
                                                ----            ----            ----
                                                           (in millions)
Total statutory premiums and deposits:
Variable life ...........................   $    789.0     $    926.8      $    948.5
Universal life(1)(2) ....................        530.4        1,130.9           456.1
Traditional life ........................        968.7        1,035.9           997.3
Individual long-term care ...............        828.2          661.4           562.6
Group long-term care ....................        123.2          109.9            98.9
Federal long-term care ..................        122.9           15.1              --
                                            -----------------------------------------
         Total ..........................   $  3,362.4     $  3,880.0      $  3,063.4
                                            =========================================
Life insurance in force:
Variable life ...........................     53,535.2     $ 57,331.8      $ 58,104.4
Universal life(2) .......................     16,847.1       13,926.1        10,604.5
Traditional life ........................     72,604.4       73,335.7        71,166.0
                                            -----------------------------------------
         Total ..........................   $142,986.7     $144,593.6      $139,874.9
                                            =========================================
GAAP reserves:
Variable life ...........................   $  7,005.5     $  5,809.2      $  6,479.9
Universal life(2) .......................      4,531.0        3,949.6         2,758.1
Traditional life ........................     12,790.9       12,421.7        10,632.2
Individual long-term care ...............      2,828.2        2,202.0         1,717.2
Group long-term care ....................        663.8          559.4           474.8
Federal long-term care ..................        114.3            9.5              --
                                            -----------------------------------------
         Total ..........................   $ 27,933.7     $ 24,951.4      $ 22,062.2
                                            =========================================

----------
(1) Includes bank owned life insurance premiums of $100.0 million and $200.0 million for the years ended December 31, 2002 and 2001 with an affiliated party. No such transactions took place in 2003.
(2) Includes $639.7 million in deposits, $5,651.3 million in life insurance in force (gross of reinsurance of $4,973.0 million) and $649.8 million in GAAP reserves for the year ended December 31, 2002 related to the acquisition of Allmerica's fixed universal life insurance business as of December 31, 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Distribution

      Protection products are distributed through multiple distribution channels including Signator, M Financial Group, Essex, Banks, the Internet, and through Group and private label relationships. Our strategy is to provide competitive products and outstanding service through multiple distribution channels.

      Signator. Signator, created in 1999, is a separate distribution subsidiary. The Signator channel is comprised of Career Agents and Signator Brokerage, Direct Brokerage and Broker/Dealers.

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

      In addition to these proprietary products, we provide a number of exclusive services to M Financial Group members, including a deferred compensation plan, dedicated sales, underwriting and services teams and participation in special marketing events, as well as M Financial Group sponsored systems and technology initiatives. In addition, M Life Insurance Company shares the insurance risk (including investment, lapse, mortality and expense risk), through the use of reinsurance treaties, on 50% of most of our policies that its members sell. These products and services and this reinsurance arrangement serve to align M Financial Group producers' incentives with ours.

      The business generated by M Financial Group producers has experienced lower termination or non-renewal (referred to in the industry as "lapse") and mortality rates than the industry average.

      e-Business & Retail Partnerships. This unit, launched in 1996, complements our traditional sales efforts. Through this unit, we sell term life insurance through insurance aggregators that reach consumers over the Internet and via the telephone.

      Essex/Banks. We offer life and individual long-term care insurance products through banks that have established an insurance sales force. Sales of insurance products in this channel build on our well developed sales of fixed and variable annuity and mutual fund product sales in the bank channel.

      Group sales force. Group long-term care insurance products are marketed by a dedicated sales force located in major cities around the country. The sales force works closely with consultants, brokers, and other intermediaries to generate sales and grow existing accounts.

      The table below shows Protection Segment sales by distribution channel for the periods indicated. Individual life insurance sales exclude excess premiums, which are premiums that build cash value but do not purchase any additional face amount of insurance, on variable life and universal life insurance products and premiums on corporate owned life insurance and bank owned life insurance policies covering more than 200 lives. Sales include 10% of single premium payments on universal life and whole life insurance policies. Group long-term care sales include (i) sales made to new employer groups initially effective in the year, (ii) new enrollees in existing group accounts, (iii) sales constituting increased coverage to existing insureds, (iv) and sales to non-

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


employer groups and new employees added to a group. COLI is sold only by Signator, M Financial Group and through banks. BOLI is sold only by Signator and M Financial Group.

                Protection Segment Sales by Distribution Channel

                                                       For the Years Ended December 31,
                                                       --------------------------------
                                                        2003         2002         2001
                                                        ----         ----         ----
                                                                 (in millions)
Signator:(1)
         Individual life--excluding COLI and BOLI ..   $128.9       $151.4       $137.7
         Individual life--COLI .....................     24.6         57.7         74.2
         Individual long-term care .................    197.2        130.9        101.1
M Financial Group:
         Individual life--excluding COLI ...........     48.8         60.9         45.9
         Individual life--COLI .....................     41.5         32.0         38.4
         Individual long-term care .................      0.5          0.6          0.2
e-Business & Retail Partnerships:
         Individual life ...........................      7.5         14.0         10.4
         Individual long-term care .................      0.1          1.0          0.9
Dedicated Sales Force:
         Group long-term care ......................     18.3         16.6         16.8
BOLI ...............................................     19.3         16.3         12.2
Other:
         Federal long-term care ....................     83.3         52.8           --
                                                       --------------------------------
Total:(2)
         Individual life--excluding COLI and BOLI ..   $185.2       $226.3       $194.0
         Individual life--COLI and BOLI ............     85.4        106.0        124.8
         Individual long-term care .................    197.8        132.5        102.2
         Group long-term care ......................     18.3         16.6         16.8
         Federal long-term care ....................     83.3         52.8           --
                                                       ================================

----------
(1) Signator includes sales by the Signator Financial Network as well as all insurance brokerage sales, sales through broker/dealers, sales through financial institutions, and sales related to Fortis.
(2) Sales represent a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

Underwriting

      Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the premium to be charged. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and, at times, improve product pricing.

      Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. Our underwriting is based on our historical mortality experience, as well as the experience of the insurance industry and of the general population. We continually compare our underwriting standards against the industry to mitigate our exposure to higher risk business and to stay abreast of industry trends. For individual long-term care insurance products, we use separate but similar underwriting criteria appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions. Our life and long-term care insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. In our underwriting of long-term care insurance we use a Telephone Interview Program, which permits eligible long-term care insurance clients to be interviewed over the telephone by trained nurses, replacing the collection of a physician's statement in 50% of the cases, leading to lower costs and faster cycle times, without any loss of required underwriting information. In addition, we use the STAR (System to Assess Risk) underwriting system to process business in an automated environment which has resulted in a reduction of cycle times, improved productivity and a reduction of total costs. As an organization we continue to review our underwriting processes to further reduce our unit costs by streamlining our underwriting tools and increasing policy taken rates.

      Group long-term care insurance underwriting is conducted on both the employer group level and the individual level. Our group long-term care insurance corporate customers generally offer their employees the opportunity to purchase coverage on a "guaranteed-issue" basis, meaning that all employees are eligible for insurance coverage, and offer individually underwritten

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      o     our brand penetration within each channel of distribution; and

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2003, the deductible was reduced from $25.0 million to $17.5 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance subsidiaries. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of
Operations--Protection Segment, included elsewhere in this Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Asset Gathering Segment

   Overview

      Through our Asset Gathering Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Our investment management services include retirement services, and the management of institutional accounts. In this segment, we also include the results of Signator, John Hancock Signature Services, our limited-service banking subsidiary, and Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities.

      The Asset Gathering Segment contributed 12.5%, 12.8% and 12.5% of consolidated operating revenues and 20.5 %, 15.8% and 18.4% of consolidated segment after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively. The Asset Gathering Segment generated operating revenues of $1,254.4 million, $1,147.8 million and $1,176.5 million and segment after-tax operating income of $194.3 million, $130.7 million and $148.3 million in 2003, 2002 and 2001, respectively. The Asset Gathering Segment has achieved the following financial results for the periods indicated:

                                              As of or for the Years Ended December 31,
                                              -----------------------------------------
                                                 2003           2002             2001
                                                 ----           ----             ----
                                                            (in millions)
Sales:(1)
Variable annuities(2) ...................    $   405.1       $   746.1        $   639.6
Fixed annuities(2) ......................      2,319.4         2,667.9          1,463.6
John Hancock Funds(3) ...................      4,596.7         4,737.6          5,001.4
                                             ------------------------------------------
         Total ..........................    $ 7,321.2       $ 8,151.6        $ 7,104.6
                                             ==========================================
Assets:
Variable annuities ......................    $ 6,205.5       $ 5,702.4        $ 6,750.0
Fixed annuities .........................     12,216.8         9,935.8          7,428.2
John Hancock Funds ......................        226.9           245.4            338.4
Other ...................................         72.3           169.2            223.9
                                             ------------------------------------------
         Total ..........................    $18,721.5       $16,052.8        $14,740.5
                                             ==========================================
Assets Under Management:
Variable annuities ......................    $ 5,779.3       $ 5,327.4        $ 6,357.1
Fixed annuities .........................     11,608.0         9,226.2          6,876.6
John Hancock Funds(4) ...................     29,289.9        25,810.3         29,285.8

----------
(1) Sales represent a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.
(2) Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products. Variable annuity sales exclude safe harbor internal exchanges of $92.0 million and $1,910.5 million, respectively, in 2002 and 2001. No such exchanges took place in 2003. Fixed annuity sales for 2002 and 2001 have been restated to exclude supplemental contracts.
(3) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established.
(4) Includes $2.7 billion, $3.4 billion and $3.6 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2003, 2002 and 2001, respectively.

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

      Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying variable assets under management. Our Revolution series variable annuity product line, introduced in the fourth quarter of 2000, was the first in the industry to offer assistance with the cost of long-term care, with no underwriting. We introduced Revolution II in May, 2003 and made many enhancements to the product line, including offering options on length of surrender charges with in the product and associated fees. Revolution is targeted to the needs of aging consumers who want to accumulate funds for retirement and provide a hedge against the cost of long-term care. Revolution sales comprised 94%, 94% and 88% of total variable annuity sales for the years ended December 31, 2003, 2002 and 2001, respectively.

      Fixed annuities are general account products, where we bear the investment risk as funds are invested in our general account and a stated interest rate is credited to the contractholders' accounts. Our major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. Despite a difficult interest rate environment, John Hancock continued to issue products with guaranteed floor rates to attract the retail customer.

      Investment management skills are critical to the growth and profitability of our annuity business. The available investment options under our variable annuity products include options that are funded through the John Hancock Variable Series Trust I (VST). The VST contains subadvised funds managed by some of the world's premier money managers, which John Hancock, as investment adviser, is responsible for overseeing. As the VST's investment adviser, John Hancock oversees the subadvisers and monitors their investment styles for consistency. All our fixed annuity assets are managed internally.

      The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. The Company's total annuity deposits were comprised of 85.2% fixed annuity and 14.8% variable annuity for the year ended December 31, 2003 and 78.2% fixed annuity and 21.8% variable annuity for the year ended December 31, 2002. The following table presents certain information regarding our annuity reserve activity for the periods indicated:

                            Annuity Reserve Activity

                                                              As of or for the Years Ended December 31,
                                                              -----------------------------------------
                                                                2003            2002             2001
                                                                ----            ----             ----
                                                                           (in millions)
Variable Annuities:
Reserves, beginning of year ..............................   $ 5,302.5       $ 6,323.1        $ 7,182.8
         Deposits and other policy credits ...............       408.5           747.9            641.3
         Interest credited and investment performance ....       922.7          (778.4)          (570.9)
         Surrenders and benefits .........................      (808.7)         (880.7)          (814.8)
         Product fees ....................................      (102.5)         (109.4)          (115.3)
                                                             ------------------------------------------
Reserves, end of year ....................................   $ 5,722.5       $ 5,302.5        $ 6,323.1
                                                             ==========================================
Fixed Annuities:
Reserves, beginning of year ..............................   $ 8,761.8       $ 6,497.4        $ 5,365.8
         Premiums, deposits and other policy credits .....     2,352.0         2,690.6          1,478.0
         Interest credited ...............................       437.3           394.1            344.7
         Surrenders and benefits .........................      (857.9)         (810.9)          (680.7)
         Product fees ....................................       (14.3)           (9.4)           (10.4)
                                                             ------------------------------------------
Reserves, end of year ....................................   $10,678.9       $ 8,761.8        $ 6,497.4
                                                             ==========================================
Total Annuities:
Reserves, beginning of year ..............................   $14,064.3       $12,820.5        $12,548.6
         Premiums, deposits and other policy credits(1) ..     2,760.5         3,438.5          2,119.3
         Interest credited and investment performance ....     1,360.0          (384.3)          (226.2)
         Surrenders and benefits .........................    (1,666.6)       (1,691.6)        (1,495.5)
         Product fees ....................................      (116.8)         (118.8)          (125.7)
                                                             ------------------------------------------
Reserves, end of year ....................................   $16,401.4       $14,064.3        $12,820.5
                                                             ==========================================

----------
(1) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million and $1,910.5 million for the years ending December 31, 2002 and 2001, respectively. There were no such exchanges in 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


   John Hancock Funds

      We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2003, our fixed income and equity research staffs included over 55 portfolio managers and analysts with an average of 18 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles. In addition, our investment staff is supplemented by subadvisory arrangements with third-parties and other John Hancock units. We also actively pursue the acquisition of top performing mutual funds, which can be sold through our distribution system. While the business includes primarily assets managed for third-party retail clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life, variable annuity products and Maritime Life.

      o Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption and, accordingly, represent a more stable base of assets than open-end funds. As of December 31, 2003, 59.1% of our mutual fund assets under management were invested in open-end mutual funds. Our product offerings cover both domestic and international equity and fixed-income markets. In 2003, the Company added four new funds to its domestic offerings. Three new open-end funds were offered; Large Cap Select Fund, Mid Cap Equity Fund and Cash Investment Trust. The Large Cap Select Fund was acquired from Shay Assets Management, Inc. in August 2003. In addition, one new closed-end fund was offered; John Hancock Preferred Income Fund III.

      o Retirement Services. We offer traditional IRA programs and a complete line of retirement products, including: 401(k) plans and sole proprietor 401(k) plans of a third party, SIMPLE IRA and SIMPLE 401(k) plans for companies with no more than 100 eligible employees and no other qualified plan; Simplified Employee Pensions for companies of any size, including self-employed persons, partnerships and corporations; and Roth IRA plans for individuals.

      o Institutional Services. John Hancock Funds manages diversified equity and fixed income strategies in multiple investment vehicles on behalf of public pension plans, corporate pension plans, endowments & foundations, insurance companies, and Taft-Hartley pension plans.

      The following tables present certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                      As of December 31,
                                                      ------------------
                                                 2003         2002        2001
                                                 ----         ----        ----
                                                         (in millions)
Assets Under Management:
Domestic equity and balanced ...............   $17,633.9   $13,727.7   $17,898.4
International equity and balanced ..........       310.1       309.3       391.3
Domestic and international fixed income ....    11,345.9    11,773.3    10,996.1
                                               ---------------------------------
         Total assets under management(1) ..   $29,289.9   $25,810.3   $29,285.8
                                               =================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                               Asset Flow Summary

                                                  For the Years Ended December 31,
                                                  --------------------------------
                                                  2003           2002         2001
                                                  ----           ----         ----
                                                            (in millions)
Retail Mutual Funds:
Assets under management, beginning of year ...   $19,233.0    $22,876.2    $26,541.4
         Deposits and reinvestments ..........     4,244.9      4,056.6      3,958.7
         Redemptions and withdrawals .........    (3,364.4)    (3,817.2)    (4,300.8)
         Net money market funds ..............      (157.4)      (205.4)      (205.5)
         Market appreciation (depreciation) ..     3,096.1     (3,387.1)    (2,770.2)
         Fees ................................      (266.1)      (290.1)      (347.5)
                                                 -----------------------------------
Assets under management, end of year(1) ......   $22,786.1    $19,233.0    $22,876.1
                                                 ===================================
Institutional Investment Management:
Assets under management, beginning of year ...   $ 6,577.3    $ 6,409.6    $ 5,184.4
         Deposits and reinvestments ..........       773.3      1,198.2      1,924.4
         Redemptions and withdrawals .........    (1,743.4)      (853.1)      (822.3)
         Market appreciation (depreciation) ..       913.4       (160.9)       137.2
         Fees ................................       (16.8)       (16.5)       (14.0)
                                                 -----------------------------------
Assets under management, end of year .........   $ 6,503.8    $ 6,577.3    $ 6,409.7
                                                 ===================================
Total:
Assets under management, beginning of year ...   $25,810.3    $29,285.8    $31,725.8
         Deposits and reinvestments ..........     5,018.2      5,254.8      5,883.1
         Redemptions and withdrawals .........    (5,107.8)    (4,670.3)    (5,123.1)
         Net money market funds ..............      (157.4)      (205.4)      (205.5)
         Market appreciation (depreciation) ..     4,009.5     (3,548.0)    (2,633.0)
         Fees ................................      (282.9)      (306.6)      (361.5)
                                                 -----------------------------------
Assets under management, end of year(1) ......   $29,289.9    $25,810.3    $29,285.8
                                                 ===================================

----------
(1) Retail mutual fund assets under management includes $2.7 billion, $2.5 billion and $3.7 billion in retirement plan assets at December 31, 2003, 2002 and 2001, respectively.

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

      Essex Corporation. Essex, a subsidiary of the Company, is one of the nation's largest intermediaries between banks and product manufacturers for annuities. Essex is the Company's primary distribution channel for selling annuities through banks. Essex has historically focused on selling fixed annuities and strives to grow variable annuity sales. Essex also serves as an intermediary in the distribution of mutual funds. Essex's primary source of income is commissions on sales of these products.

      Broker/Dealers. Broker/dealers, which include regional and national brokerage firms and financial planners, are the primary distribution channel for our mutual funds. Broker/dealers also sell our fixed and variable annuities. We support this distribution channel with a network of wholesalers, referred to as "Business Development Consultants", for our mutual fund sales. These wholesalers meet directly with broker/dealers and financial planners and are supported by an extensive home office sales and marketing staff.

      Pension Consultants. We market investment management services to pension consultants nationwide who provide advisory services to plan sponsors. Marketing efforts are supported by dedicated client relationship officers who keep clients updated on portfolio performance information.

      The table below shows Asset Gathering Segment sales by distribution channel for the periods indicated. Sales is a non-GAAP measure. Sales refer to premiums and deposits received by the Company and are not reflective of revenue on the Company's income statement. GAAP refers to the application of accounting principles generally accepted in the United States. A

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


non-GAAP measure refers to a financial metric relevant to Company performance but not appearing in the Company's GAAP financial statements.

              Asset Gathering Segment Sales by Distribution Channel

                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                    2003         2002        2001
                                                    ----         ----        ----
                                                             (in millions)
Broker/Dealers(1):
         Variable annuities(2) ................   $   51.4    $  133.9    $  145.2
         Fixed annuities ......................    1,031.8       555.3       260.5
         Mutual funds .........................    3,948.1     3,504.4     2,816.6
Signator:
         Variable annuities(2) ................      243.5       305.8       414.0
         Fixed annuities ......................      232.6       243.1       131.9
         Mutual funds .........................      212.9       270.2       367.5
Pension Consultants:
         Mutual funds .........................      384.5       911.7     1,700.6
Financial Institutions:
         Variable annuities ...................      100.4       277.9        60.0
         Fixed annuities ......................      967.2     1,704.1     1,049.0
         Mutual funds .........................       51.2        51.3       116.7
e-Business and Retail Partnerships ............        7.5        30.1        19.2
Other(3) ......................................       90.1       163.8        23.4
                                                  --------------------------------
         Total ................................   $7,321.2    $8,151.6    $7,104.6
                                                  ================================

----------
(1) The prior years have been restated to include Fidelity sales in the Broker/Dealer channel and exclude them from the Financial Institutions channel.
(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million and $1,910.5 million, respectively, for the years ending December 31, 2002 and 2001. There were no such exchanges in 2003.
(3) Other includes single premium immediate annuities, including lottery-related payout contracts.

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

      o     develop new products and expand into new markets; and

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      o     provide excellent service to investors and distributors.

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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Gathering Segment, included elsewhere in this Form 10-K.

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

      The G&SFP Segment contributed 22.1%, 23.2% and 29.9% of consolidated operating revenues and 33.9%, 34.5% and 30.3% of consolidated segment after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively. The G&SFP Segment generated revenues of $2,221.4 million, $2,067.9 million and $2,793.1 million and segment after-tax operating income of $321.7 million, $285.4 million and $244.2 million in 2003, 2002 and 2001, respectively. G&SFP Segment financial information is summarized below:

                                                                                               As of December 31,
                                                                                               ------------------
                                                                                         2003        2002        2001
                                                                                         ----        ----        ----
                                                                                                 (in millions)
Assets Under Management:
Spread-based products .............................................................   $27,581.2    $25,125.1   $22,469.0
Fee-based products ................................................................     8,208.6      8,404.4     8,476.3
                                                                                      ----------------------------------
         Total ....................................................................   $35,789.8    $33,529.5   $30,945.3
                                                                                      ==================================
Spread-based Premiums and Deposits:
Fund-type products ................................................................   $ 2,524.6    $ 4,067.7   $ 4,718.8
Single premium annuities ..........................................................       468.4        292.7       893.6
SignatureNotes ....................................................................     1,260.1        290.2          --
Banking Products ..................................................................       245.2           --          --
                                                                                      ----------------------------------
         Total Spread-based Premiums and Deposits .................................   $ 4,498.3    $ 4,650.6   $ 5,612.4
                                                                                      ==================================
Fee-based Premiums and Deposits:
General account participating pension fund-type products and annuity contracts ....   $   852.5    $   529.3   $   468.9
Structured separate accounts ......................................................        54.5        483.9        77.4
Other separate account contracts ..................................................       (46.2)        53.9       139.3
                                                                                      ----------------------------------
         Total Fee-based Premiums and Deposits ....................................   $   860.8    $ 1,067.1   $   685.6
                                                                                      ==================================

      The premiums and deposits presented above are non-GAAP measures. Premiums and deposits above differ from GAAP premiums because GAAP requires that deposits on fund-type products be accounted for using deposit accounting which excludes the contributions and deposits received from revenue and generally shows only the fees and investment income earned from these products as revenues.

   Products and Markets

      The G&SFP Segment offers spread-based products and fee-based products in a variety of markets. Spread-based products serve the larger and faster growing segment of the market. Fee-based products are typically niche products that have less overall growth potential. The general account Guaranteed Investment Contract (GIC) has been our predominant product issued in the tax-qualified defined contribution plan market. Single premium and separate account annuities are primarily limited to qualified and non-qualified defined benefit plans. Funding agreements are issued to non-qualified domestic and international institutional investors. By working closely with our customers to develop customized investment programs, we have built a leading market share in several important markets, including general account GICs, funding agreements and single premium annuities.

      Spread-Based Products. Our spread-based products provide a guaranteed rate of return to the customer. We derive earnings on these products primarily from the difference between the investment returns on the supporting assets and the guaranteed returns provided to customers. Our spread-based products include:

      o     Fund-type products. Our fund-type products consist of the following:

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      o Single premium annuities and structured settlements. Single premium annuities are immediate or deferred annuity contracts, which provide for payments of a guaranteed amount commencing at a specified time, typically at retirement. These annuities are sold primarily to defined benefit plan closeouts. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant. We also provide structured settlements, which provide a tax-free stream of periodic payments to individuals who receive awards or settlements in personal physical injury disputes. We have broadened our offerings to include a structuring program for attorney's fees, allowing counsel to defer legal fees as taxable disbursements into the future.

      o SignatureNotes. SignatureNotes are debt securities issued directly by the Life Company to retail investors via a broker/dealer network. These debt securities, available to investors in $1,000 increments, are offered weekly under a $3 billion shelf registration with varying terms and maturity dates, as permitted in the prospectus.

      o Banking Products. Banking Products consist primarily of brokered certificate of deposits issued by First Signature Bank & Trust via a broker-dealer network to the retail investors. These CDs are offered weekly with varying terms and maturity dates. Brokered certificates of deposits are FDIC insured up to $100,000. First Signature Bank & Trust is a limited-service bank. It accepts demand deposits but does not make commercial loans. It provides consumer banking products and services to our customers. First Signature Bank & Trust Company had $354.8 million and $100.5 million in assets as of December 31, 2003 and 2002.

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

      o Structured Separate Accounts. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among flexible investment options provided by our various investment managers. The structured separate account business leverages the strong marketing relationships developed with our general account GIC customers. These contracts, like the general account GICs, are primarily marketed to sponsors of tax-qualified retirement plans such as 401(k) plans.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


   Distribution

      We distribute our guaranteed and structured financial products through a variety of channels. General account GICs and structured separate accounts are sold through our regional representatives to plan sponsors, or to GIC managers who represent plan sponsors. Funding agreements are sold either directly, through brokers, or through investment banks in the form of medium-term notes. SignatureNotes and Banking Products are distributed through a retail brokerage network. Annuities are sold through pension consultants who represent defined benefit plan sponsors or through brokers who receive a commission for sales of our products. Structured settlement annuities are offered through a group of broker companies specializing in dispute resolution.

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

   Reserves

      We establish and report liabilities for contractholders' funds and future policy benefits to meet the obligations on our policies and contracts. Our liability for fund-type products and fee-based products is equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest or investment earnings less expense charges and withdrawals. Future policy benefits for our single premium annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. Our assumptions include investment yields, mortality and the expected time to retirement.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


   Competition

      Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional markets. Although a large number of companies offer these products, the market is concentrated. Through the first three quarters of 2003, five insurers, including the Life Company, issued approximately 58% of total GICs and funding agreements issued by U.S. insurance companies reporting to LIMRA; and nine insurers, including the Life Company, issued more than 99% of total single premium annuities. Our competitors include a variety of well-recognized insurance companies, domestic and foreign banks and other institutional investment advisors.

      With the introduction of SignatureNotes we became the first insurer to enter the retail market to compete with other issuers of direct access notes, including both financial and non-financial firms. There are a large number of competitors but none with a substantial share of the market. We recently developed Banking Products like the brokered certificate of deposit which demonstrates our commitment to increase our product range to access new retail markets. This new Banking Product has FDIC insurance which differentiates it from our other products.

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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of
Operations--Guaranteed and Structured Financial Products Segment included elsewhere in this Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Investment Management Segment

   Overview

      Through our Investment Management Segment, we provide investment management services to domestic and international institutions. While this segment includes primarily assets managed for third-party institutional clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life and annuity and mutual fund products. The Investment Management Segment attracts funds from corporate and public pension plan sponsors, banks, insurance companies, mutual funds, endowments, foundations and other domestic and international institutions.

      The Investment Management Segment represented 19.5%, 21.8% and 23.3% of our total assets under management as of December 31, 2003, 2002 and 2001, which were $142.5 billion, $127.6 billion and $124.2 billion, respectively. The Investment Management Segment contributed $145.0 million, $124.6 million and $143.2 million of consolidated operating revenues and $29.8 million, $21.2 million and $29.8 million of consolidated segment after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively.

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

      Our investment management expertise covers a wide range of private and publicly-traded asset classes and is based on fundamental research and disciplined, quantitatively-based analysis and asset-liability management. Our private fixed income, equity, commercial mortgage and alternative asset operations have strong credit analysis capabilities and deal origination expertise. These operations enjoy broad networks of relationships with intermediaries giving them early access to new investment opportunities. During 2003, we sold our international fund operations, the effect of which was immaterial.

      The capabilities of the Investment Management Segment include:

      Public Fixed Income and Equity Investments. Through Independence Investment LLC, we provide active stock management to pension funds, endowments, and other institutions. We provide core, value, growth, medium-cap, small-cap, balanced and market neutral investment strategies. During 2003, we sold our international fund operations.

      Through Declaration Management & Research LLC we offer active, quantitative investment management services in the high quality fixed income markets, with a special emphasis on structuring and managing portfolios of asset-backed securities and mortgage-backed securities combined, when appropriate, with various derivative strategies. These portfolios are either managed directly for investors or structured as collateralized debt obligations
(CDOs).

      Private Fixed Income, Equity and Alternative Asset Class Investments. We manage funds for external institutional clients investing in private fixed-income and equity securities and alternative asset classes. Our strength is in private placement corporate securities, structured and innovative transactions and niche investment opportunities. Our completed offerings include mezzanine funds investing primarily in subordinated debt with equity participation features and collateralized bond obligation funds, which have been marketed domestically and internationally to banks, insurance companies, brokers and other clients outside of the pension market.

      We are a leading domestic and international manager of equity timberland for large tax-exempt institutional investors, and are among the largest managers of equity farmland investments. This segment also originates, services and securitizes commercial mortgages. In addition, we sponsor affordable housing investments that qualify for Federal tax credits.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      The following tables present certain information regarding the assets under management by the Investment Management Segment for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                              As of December 31,
                                                              ------------------
                                                         2003        2002       2001
                                                         ----        ----       ----
                                                                 (in millions)
Assets Under Management:
Domestic equity and balanced ......................   $10,818.5   $11,159.9   $14,952.7
International equity and balanced (1) .............       160.2     1,417.0     1,512.6
Domestic and international fixed income ...........    13,596.8    11,758.0     9,385.7
Timber, farmland and independent power ............     3,187.9     3,156.5     2,919.6
                                                      ---------------------------------
         Total assets under management(3)(4) ......   $27,763.4   $27,491.4   $28,770.6
                                                      =================================

                               Asset Flow Summary

                                                              As of December 31,
                                                              ------------------
                                                         2003        2002       2001
                                                         ----        ----       ----
                                                                 (in millions)
Assets Under Management:
Assets under management, beginning of year(2)(5) ..   $27,491.4   $28,770.6   $32,544.7
Sales and reinvestments ...........................     3,994.9     4,638.6     3,506.7
Redemptions and withdrawals .......................    (6,715.9)   (2,804.6)   (5,304.8)
Market (depreciation) appreciation ................     2,993.0    (3,113.2)   (1,976.0)
                                                      ---------------------------------
Assets under management, end of year(3)(4) ........   $27,763.4   $27,491.4   $28,770.6
                                                      =================================

----------
(1)   During 2003, our international fund operation was sold.
(2) Includes $1,612.0 million, $1,234.6 million and $1,120.1 million of assets managed by subsidiaries for our general account as of January 1, 2003, 2002 and 2001, respectively.
(3) Does not include $79.5 million, $383.1 million and $151.3 million of general account cash and invested assets as of December 31, 2003, 2002 and 2001, respectively.
(4) Includes $2,603.0 million, $1,612.0 million and $1,234.6 million of assets managed by subsidiaries for our general account for the year ended December 31, 2003, 2002 and 2001, respectively.
(5) Does not include $383.1 million, $151.3 million and $106.9 million of general account cash and invested assets as of January 1, 2003, 2002 and 2001, respectively.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Maritime Life Segment

   Overview

      The Maritime Life Segment comprises our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). Maritime Life is the 7th largest Canadian life insurance company based on total domestic assets under management at the most recently available ranking, December 31, 2002. Maritime Life had $12.3 billion, $8.8 billion and $8.6 billion in assets under management at December 31, 2003, 2002 and 2001. In the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment that resulted in reporting the Maritime Life business as its own operating segment for the first time. The reclassifications associated with the realignment of the operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life, or Corporate and Other Segments, other than to display these businesses separately.

      On March 12, 2003, Maritime Life announced the acquisition of the group life, disability and health and individual health business of Liberty Health, a Canadian branch of US-based Liberty Mutual Group. This transaction, valued at approximately $97.5 million, was effective on July 1, 2003. This positions Maritime Life as one of the top three providers of group life and health benefits in Canada while the direct marketed individual health business is a new business opportunity for Maritime Life.

      Maritime Life offers a variety of personal life insurance, disability and critical illness insurance, investment products, pension and retirement solutions, and group life and health products and services. It operates through four business divisions: the Retail Division, comprised of individual life, disability and investment products, the Pension & Group Investments Division, comprised of group immediate and deferred annuities and other institutional products, the Group Division, comprised of group life, accident and sickness benefits and the Specialty Markets Division, comprised of individual life and health protection sold through direct marketing, associations and affinity groups. For segmented reporting purposes, our business segments are now reported as: Retail Protection, Asset Gathering, Group Life & Health and Corporate & Other.

      The businesses in the Maritime Life Segment have been aligned with the Company's reporting segments as follows: Retail Protection includes all individual life, disability, health and dental protection products; Asset Gathering includes all individual investment, group immediate and deferred annuities, structured settlements and other financial products aimed at institutional investors; Group Life & Health includes all group life, accident and sickness protection; and the Corporate & Other sub-segment.

      The Maritime Life Segment contributed 15.5%, 13.7% and 11.5% of consolidated operating revenue and 11.1%, 8.4% and 5.9% of consolidated after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively. The Maritime Life Segment generated operating revenue of $1,558.0 million, $1,222.7 million and $1,076.4 million and segment after-tax operating income of $105.1 million, $69.0 million ad $47.9 million in 2003, 2002 and 2001 respectively. The Maritime Life Segment has achieved the following financial results for the periods indicated:

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                                                                         As of or for the Years Ended December 31,
                                                                         -----------------------------------------
                                                                             2003           2002             2001
                                                                             ----           ----             ----
                                                                                        (in millions)
Sales:(1)
Annualized premium from individual life and health insurance sales ...   $    54.3       $    45.7       $    48.3
Annualized premium from group insurance sales, including extensions ..        84.4            81.2            75.0
General fund deposits including group pensions .......................       274.1           177.3           147.2
Segregated fund deposits .............................................       339.4           377.4           418.1

Assets:
Retail Protection ....................................................   $ 5,216.4       $ 3,791.3       $ 3,640.0
Asset Gathering ......................................................     6,542.5         4,768.7         5,024.0
Group Life & Health ..................................................     1,875.3         1,417.3         1,369.7
Corporate & Other ....................................................       835.2           559.4           473.1
                                                                         -----------------------------------------
         Total .......................................................   $14,469.4       $10,536.7       $10,506.8
                                                                         =========================================

Assets Under Management:
Retail Protection ....................................................   $ 3,843.6       $ 2,755.4       $ 2,479.5
Asset Gathering ......................................................     6,330.7         4,624.8         4,910.2
Group Life & Health ..................................................     1,553.6         1,028.3           972.0
Corporate & Other ....................................................       552.9           343.4           229.1
                                                                         -----------------------------------------
          Total ......................................................   $12,280.8       $ 8,751.9       $ 8,590.8
                                                                         =========================================

----------
(1) Sales represent a measure, defined by LIMRA, of the amount of new business sold during the period rather than a measure of revenue.

Products, Markets and Distribution

      The following is a discussion of products and markets for the Maritime Life Segment by Maritime Life's reporting segments.

Retail Protection Segment

      In its Retail Protection segment, Maritime Life sells and/or administers a range of individual insurance products including individual life insurance on both a participating and non-participating basis. Maritime Life markets its individual life and its individual investment products through a network of over 93 independent general agencies, National Accounts (a network of national financial services providers) as well as through its affiliate, Equinox Financial Group Inc. ("Equinox"). Maritime Life markets its individual life and health products through the channels mentioned above as well as direct access channels, association and affinity groups and through a direct call center.

      Equinox is an independent marketing organization in the Canadian life insurance market. Equinox sells insurance products supplied by various insurance companies through its network of independent agents. Equinox also acts as a third-party administrator for insurance carriers, providing value-added services such as information technology, field management, compensation administration, producer training, and sales/marketing support on a variable cost basis as an alternative to the associated fixed costs which otherwise would have to be incurred by its insurance carrier suppliers.

Life Insurance

      Individual life insurance products include traditional whole life and term life products, as well as universal life insurance. Whole life insurance plans provide benefits at death and also build-up non-forfeiture values that may be used as collateral for loans or as a source of income if protection needs have diminished. Term insurance policies provide benefits at death within a specified period. Unlike whole life insurance, term insurance generally does not build up any cash value but the premiums are considerably lower.

      A participating policy is a life insurance policy in which the policyholder, by way of dividends, shares in the earnings attributable to the participating business. A participating life insurance policy has higher premium rates than a comparable non-

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


participating policy under which no policyholder dividends are payable. Whole life plans are offered on both a participating and a non-participating basis. Term plans normally have been offered on a non-participating basis only.

      Universal life (UL) products combine life insurance with an investment accumulation option. Maritime Life has a variety of UL products from both internal product design activities ("Intrepid" brand) and from its recent acquisitions of Aetna Canada ("Architect" brand) and RSAF ("Champion" and "Life Saver" brands). To combat customer confusion and simplify its product offerings, Maritime Life introduced "Universal Solutions", a new product that combines the best features of Maritime Life's existing UL products.

      The target market for insurance products includes individuals and families with household incomes in excess of $75,000. Based upon a LIMRA survey, at December 31, 2002 Maritime Life ranked 8th in new sales in Canada for individual insurance products.

Living Benefits

      Maritime Life also sells individual critical illness and disability income products in its Retail Protection segment. These products help individuals protect their financial security against unexpected events or illnesses such as heart attack and stroke. The critical illness product, "Critical Needs", provides lump-sum benefits when policyholders have life-changing health events to help offset medical expenses or provide extra funds in those times of severe stress due to illness or accident. Maritime Life ranked 3rd in new sales in Canada in each of its Living Benefits product offerings, according to LIMRA, at December 31, 2002.

Individual Health

      Maritime Life sells individual health products aimed at meeting the emerging gap between government-funded health plans in Canada. Sales are through agents, brokers and general agencies as well as direct to customer and through affinity partners and professional associations.

Asset Gathering Segment

      In its Asset Gathering segment, Maritime Life offers investment products that include annuities, offered on both an immediate and deferred basis, guaranteed savings, and segregated fund investments. According to a December 31, 2002 LIMRA survey, it ranked 5th in new sales in Canada of individual investment products.

Investment Products

      The payment of income commences at the time the policy is issued for immediate annuities; on deferred annuities, deposits are accrued to produce income at a later date.

      Each deferred annuity policyholder has the option of placing funds in the general funds of Maritime Life under which the principal and interest rates are guaranteed, or in one or more of Maritime Life's segregated funds or in pooled fund trusts, under the administration of Maritime Life, which contracts the portfolio management to selected investment managers.

Segregated Funds

      Segregated funds are investment products, offered only by insurance companies, which provide the benefits of mutual funds with capital protection opportunities, including probate bypass, creditor protection and guarantees at death and maturity. As at December 31, 2003, Maritime Life managed 133 segregated funds in Canada, consisting of "pooled funds", where the assets of the fund are held for a number of group and individual clients. Each pooled fund is invested in a separate portfolio of short-term investments, bonds, stocks, derivatives or a mixture of these assets. The investments of each of these funds are segregated from the general fund assets of Maritime Life and are available to meet only those liabilities under the policies for which the funds are maintained.

      Segregated funds are carried at market values. The clients of these funds bear the full investment risks of, and receive all the benefits from, the assets of the fund except to the extent of guarantees provided by Maritime Life. Maritime Life's individual segregated fund products offer a guarantee of minimum proceeds on the maturity date of the policy or on the earlier death of the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


annuitant, depending upon the risk profile of the segregated fund investment. Maritime Life earns fees for its investment management of these funds and also charges a fee for the maturity and death benefit guarantees offered. For the year ended December 31, 2003, these fees totaled approximately $69.0 million. The fees charged vary depending upon the size and nature of the fund.

      Maritime Life has a strategic alliance with Talvest Fund Management Inc. ("Talvest"), a Canadian mutual fund management company. This alliance involves a series of segregated funds marketed as the "Synchrony" family of funds through the Talvest distribution channel. Each Synchrony fund is constructed by combining units of Maritime Life and Talvest funds to create a fund (a "fund-of-funds") with desired investment attributes covering five different investor profiles. This mix combines Talvest's tactical asset allocation expertise with Maritime Life's segregated fund experience and unique principal deposit guarantees.

      Maritime Life also has negotiated additional strategic alliances with three other mutual fund companies: AGF Management Limited, AIM Funds Management Limited and Fidelity Investments Canada Limited as well as another mutual fund alliance with Talvest Fund Management. These alliances make available to customers of Maritime Life a series of "Partnership funds" with all the benefits of mutual funds combined with the unique benefits of segregated funds.

Pensions

      Also included in its Asset Gathering sub-segment are pension plan products sold to employers and association groups. The pension investment products include: defined contribution pension plans; group retirement savings plans; investment fund management for defined benefit plans and other investments. Maritime Life also has a large block of single premium group annuities. Most of Maritime Life's group annuity business is sold in Canada to corporate pension plans registered as such under the Income Tax Act (Canada).

      The defined contribution and group retirement savings plans accumulate savings for employees of pension plan sponsors. The funding of these plans is made by the employer or association and usually includes contributions from both the employer and their employees. There is stability in this product line as pensions are long-term savings by nature. For defined contribution plans, there are legislative restrictions on withdrawing money from the plan, which affects persistency for this block of business. The single premium group annuities are both deferred and immediate annuities, the latter requiring regular payment, usually monthly, to annuitants.

      The investment options available for this business include a complete line of segregated funds and a full line of guaranteed investment options through the general funds of Maritime Life. Maritime Life earns fees for its management of these pooled funds based upon the market values of the underlying funds.

Institutional Products

      In 2002, Maritime Life expanded its annuity business by targeting the needs of institutional investors. Incremental new sales of $143.0 million were recorded in 2003 and $223.5 million was recorded for 2002. These sales have resulted in increased provisions for future policy liabilities and accordingly do not result in significant profits in the year of issue, but will provide spread-based profit opportunity for future years. The maximum amount of such annuities that Maritime Life may issue under its current institutional program is $1.2 billion. The investment and U.S. GAAP accounting functions associated with this program have been outsourced to the John Hancock Life Insurance Company and accordingly the financial reporting for these annuities are not reflected in the Maritime Life segment but rather are included in the G&SFP segment.

Group Life & Health Segment

      Maritime Life sells a wide range of group life, disability and health plans, primarily to employer and association groups. These plans include group term life, short term and long-term disability and medical and dental insurance.

      Health premiums, and to a lesser extent life premiums, increase due to salary levels and health care cost inflation, as well as changing health care attitudes and availability of new, expensive pharmaceuticals. Life premiums change in response to mortality experience and work force aging, while long-term disability premiums are influenced by salary levels, claims experience and general demographics. Most group coverages are issued under contracts that provide for a periodic re-determination of premium levels, usually on an annual basis. Businesses and associations with Maritime Life group coverage at December 31, 2003 totaled approximately 4,563 representing more than 1,956,000 employees.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Recognizing the significant impact of inflation on the cost of healthcare, Maritime Life examines healthcare inflationary trends and uses experience rating for virtually all of its group health plans. Experience rating means that the premium rate for a group is affected by its own claims experience. For refund policies, this means that a customer shares in either the increased or reduced claims experience. For non-refund policies, the historical claims experience will influence future premium levels.

      Group life, disability and health coverage is distributed primarily through brokers and consultants to medium and large size Canadian employers. Maritime Life's competitive positioning at December 31, 2002, prior to the assumption of the Liberty Health group business, was 4th in Canada in terms of new sales, including coverage extensions, according to an annual survey by the Fraser Group.

      The table below shows Maritime Life Segment sales by distribution channel for the periods indicated. Sales is a non-GAAP measure. Sales refer to premiums and deposits received by Maritime Life and are not reflective of revenue on Maritime Life's income statement. GAAP refers to the application of accounting principles generally accepted in the United States. A non-GAAP measure refers to a financial metric relevant to Company performance but not appearing in Maritime Life's GAAP financial statements.

               Maritime Life Segment Sales by Distribution Channel

                                                        For the Years Ended December 31,
                                                        --------------------------------
                                                         2003        2002          2001
                                                         ----        ----          ----
                                                                 (in millions)
Independent General Agents (1)
         Individual life ............................   $ 17.4       $ 18.2       $ 22.2
         Individual health ..........................      9.5          6.2          4.3
         Investment products ........................    311.3        296.8        291.0
Equinox:
         Individual life ............................      8.9          8.8          9.4
         Individual health ..........................      3.3          3.3          2.8
         Investment products ........................    114.5        109.5        124.0
National Accounts/financial institutions:
         Individual life ............................      8.6          8.6          9.2
         Individual health ..........................      0.8          0.6          0.4
         Investment products ........................     54.0         59.8         16.1
Broker/TPA/Employers:
         Group life and health ......................     67.4         74.2         68.4
         Group pensions .............................    131.1         81.6         86.6
Other (3) ...........................................     25.4         14.0         54.2
                                                        --------------------------------
         Total ......................................   $752.2       $681.6       $688.6
                                                        ================================

----------
(1)   Includes managing general agencies and independent general agents.
(2) Includes all sales through a wholly-owned subsidiary, Equinox Financial Group Inc.
(3) Includes direct and call center sales for individual health, administrative only services and affinity group sales for group customers and mutual fund alliances for segregated fund products.

Reserves

      Maritime Life establishes and reports liabilities for future policy benefits on the balance sheet to meet its obligations under its insurance policies and investment products. The liability for universal life insurance products, variable annuity and deferred fixed annuity contracts is equal to the cumulative account balances. Cumulative account balances include deposits plus credited interest or change in investment value less expense and mortality fees, as applicable, and withdrawals. Future policy benefits on the traditional term, whole life, single premium and fixed immediate annuity contracts are calculated based on a set of actuarial assumptions that are established and maintained throughout the lives of the contracts. The assumptions include investment yields, mortality, morbidity and expenses.

Pricing of Products

      Premium rates for life, health and annuity products, both individual and group, are based on assumptions of future mortality, morbidity, investment returns, expenses and policy terminations, to which specific margins for profit and risks are

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


added. The profitability of the products is affected by the variation of actual experience from the assumed experience, subject to any repricing flexibility available for certain products.

Underwriting and Reinsurance

      The risk sharing resulting from reinsurance is beneficial primarily in that the exposure on any one claim is kept within acceptable limits. Maritime Life has arrangements with various reinsurers that permit it to issue policies that exceed its currently approved insurance retention limit of $2.3 million. Although liable for the total policy benefits, Maritime Life is reimbursed for the reinsured portion of the benefits by the reinsurer. At December 31, 2003, Maritime Life has ceded approximately $65.3 billion of its total face amount of life and health insurance policies then in force to non-affiliated companies.

      On January 13, 2003, Maritime Life entered into an agreement to recapture significant portions of its Group Life, Accidental Death and Dismemberment and Long-Term Disability reinsurance. This agreement was settled on January 17, 2003 for total proceeds of $172.8 million, including the receipt of $115.3 million of cash and invested assets and the concurrent settlement of a note payable obligation of $57.4 million. This change in retention is in accordance with Maritime Life's Board-approved retention policy.

Competition

      Maritime Life faces substantial competition in all aspects of its business. The Canadian financial services business is highly competitive. Maritime Life competes with a large number of insurance companies, investment management firms, mutual fund companies, banks and others in the sale of annuities and for mutual fund business with hundreds of fund companies. Many of its competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than Maritime Life.

      Competition in the Canadian financial services business is based on several factors. These include investment performance and the ability to successfully penetrate distribution channels, to offer effective service to intermediaries and consumers, to develop products to meet the changing needs of various consumer segments, to charge competitive fees and to control expenses.

      Management believes the Maritime Life Segment will continue to use the following competitive strategies:

      o develop innovative new products aimed at meeting customers' changing needs;
      o     expand into new markets;
      o     provide excellent service to investors and distributors; and
      o     deliver strong investment performance

Government Regulation

      Maritime Life is governed by the Insurance Companies Act (Canada) (the "ICA"). The ICA is administered, and companies governed by the ICA are supervised, by the Office of the Superintendent of Financial Institutions ("OSFI"). The ICA permits insurance companies to offer, through subsidiaries and networking arrangements, a broad range of financial services. The ICA and the regulations thereunder contain restrictions on the purchase or other acquisition, issue, transfer and voting of the shares of an insurance company. The ICA requires the filing of annual and other reports on the financial condition of Maritime Life, provides for periodic examinations of Maritime Life's affairs, imposes restrictions on transactions with related parties, and sets forth requirements governing reserves for actuarial liabilities and the safekeeping of assets and other matters. Maritime Life deals with all issues raised by OSFI in its periodic examinations, and Maritime Life believes it has responded appropriately to past recommendations.

Provincial Insurance Regulation

      Maritime Life is also subject to provincial regulation and supervision in each of the provinces and territories of Canada in which it carries on business. Provincial insurance regulation is concerned primarily with the form of insurance contracts and the sale and marketing of insurance and annuity products, including the licensing and supervision of insurance distributors. Individual variable insurance and annuity products and the underlying segregated funds (separate accounts) to which they relate are subject to guidelines adopted by the Canadian Council of Insurance Regulators and incorporated by reference into provincial insurance regulations. These guidelines govern a number of matters relating to the sale of these products and the administration of the underlying segregated funds.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Provincial Securities Laws

      The preferred shares of Maritime Life are listed and posted for trading on The Toronto Stock Exchange. Maritime Life is subject to provincial securities laws and to regulation by The Toronto Stock Exchange.

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of
Operations--Maritime Life Segment, included elsewhere in this Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Corporate and Other Segment

   Overview

      Our Corporate and Other Segment consists primarily of our international operations, corporate operations, including the holding company, John Hancock Financial Services (JHFS), and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. This segment contributed approximately 9.8%, 8.7% and 8.6% of consolidated operating revenues and (5.6)%, 1.4% and 4.6% of consolidated segment after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively. The Corporate and Other Segment generated revenues of $987.7 million, $775.0 million and $808.5 million and segment after-tax operating income of $(53.3) million, $11.4 million and $36.8 million in 2003, 2002 and 2001, respectively.

      The Corporate and Other Segment assets are summarized below:

                                              For the Years Ended December 31,
                                              --------------------------------
                                               2003         2002         2001
                                               ----         ----         ----
                                                       (in millions)
Assets:
International operations ................   $   974.2    $   798.0    $   614.7
Corporate operations ....................     8,349.5      7,940.0      7,010.7
Non-core businesses .....................     1,280.7      1,060.6      1,004.0
Intra-segment eliminations ..............    (7,308.1)    (6,593.3)    (4,923.4)
                                            -----------------------------------
         Total ..........................   $ 3,296.3    $ 3,205.3    $ 3,706.0
                                            ===================================

   International Operations

      The Maritime Life Assurance Company (Maritime Life) is shown as a separate segment for 2003. The prior year numbers shown here have been restated to reflect this change. Our international operations also offer individual life and group insurance and pension products through local affiliates doing business in five Asian countries. In addition, we have formed a joint venture life insurance company in China, which provide us an early foothold in this emerging economy with its vast population. The joint venture company's license initially is restricted to operations in the city of Shanghai, China. As of December 31, 2003, the Company's net investment in these Asian affiliates was $48.1 million.

      Working with an international network of 52 insurers, we also coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 51 countries and territories.

   Corporate Operations

      Corporate operations consist principally of (1) revenues and expense of the holding company, investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments or the holding company level and (2) group life insurance operations through May 1, 2003. The corporate operations investment activity is focused on tax-preferenced investing which may generate lower pre-tax investments income but yields higher returns on an after-tax basis. We sold our group life insurance business effective May 1, 2003, it generated $39.2 million, $154.1 million and $225.8 million in premiums in the years ended December 31, 2003, 2002, and 2001 respectively. Also included in corporate operations are the revenues and expenses of Signature Fruit, a subsidiary of the Company, which purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million on April 1, 2001. Signature Fruit generated $254.4 million, $235.9 million and $177.8 million in revenues, $257.8 million, $240.7 million and $183.1 million in expenses, and $(2.2) million, $(3.1) million, and $(2.4) million in after-tax operating losses for the years ended December 31, 2003, 2002 and 2001, respectively. Long-Term Care Partners, a new initiative done in conjunction with the Federal Government's long-term care insurance program in 2002, is now shown in the Protection Segment. The prior year numbers shown here have been restated to reflect this change. In 2003 the after-tax impact of currency fluctuations between U.S. and Canadian dollars related to the operations of Maritime Life is being reported in corporate operations. Maritime Life's currency fluctuations are included here in order to facilitate a better understanding of the business drivers in the Maritime Life Segment discussion and to reflect the corporate decision to manage foreign exchange in this manner. The operations of the Maritime Life Segment have been reclassified to its own operating segment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of
Operations--Corporate and Other Segment, included elsewhere in this Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      For a further description of our investments, see Management's Discussion and Analysis of Financial Condition and Results of Operations--General Account Investments, included elsewhere in this Form 10-K.

   Ratings

      Insurance companies are rated by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Insurer financial strength (IFS) ratings are opinions of a company's ability to pay obligations to policyholders and contractholders on a timely basis. IFS ratings are based on many factors, both quantitative and qualitative, such as evaluations of a company's balance sheet strength, operating performance, business profile, liquidity, financial flexibility and management quality. As of December 31, 2003, JHFS has been assigned an A+ (Strong) debt rating by Fitch, an A (Strong) debt rating by Standard and Poor's, and an A3 (Good) debt rating by Moody's. As of December 31, 2003, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company are rated A++ (Superior, highest rating) by A.M. Best, AA (Very Strong, third highest rating) by Fitch, AA (Very Strong, third highest rating) by S&P, and Aa3 (Excellent, fourth highest rating) by Moody's.

      On September 28, 2003, JHFS entered into a definitive merger agreement with Manulife. Until the closing of the transaction, the Company will continue to operate independently and does not expect the proposed merger to have a negative impact on financial condition, liquidity or sales. Following the announcement of the proposed merger, Standard and Poor's, Moody's, A.M. Best and Fitch affirmed all ratings. In addition, Standard & Poor's noted that "the `A' long-term counterparty credit and senior debt ratings on John Hancock Financial Services Inc., a holding company for its U.S. and Canadian operating insurance companies, have been placed on CreditWatch with positive implications." Dominion Bond Rating Service placed John Hancock Financial Services' corporate rating of A (high) and Maritime Life's long-term ratings "Under Review - Positive." In addition, Maritime Life's financial strength ratings were placed on "Credit Watch Positive" by Moody's and A.M. Best.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      In February 2004 the Massachusetts Division of Insurance completed its routine regulatory statutory financial examination of John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company and issued its report for the years 1998 through 2002. The findings of these examinations did not have a material impact on our financial condition or results of operations.

      The Massachusetts, New York and Vermont insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. These insurance departments and others periodically conduct examinations of insurers that transact business in their jurisdictions. The Company believes that it conducts its business in accordance with all applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations. The Massachusetts Division of Insurance has completed its Market Conduct Examination and issued its report in February without any material findings.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      The Massachusetts insurance law limits how and when John Hancock Life Insurance Company can pay dividends to JHFS. Under the Massachusetts insurance law, no insurer may pay any shareholder dividend from any source other than statutory unassigned funds without the prior approval of the Massachusetts Commissioner of Insurance. The Massachusetts insurance holding company act requires that notification be given to the Massachusetts Commissioner of Insurance no later than five days following declaration, and at least ten days' prior to payment, of any dividend or distribution by a Massachusetts insurance company. Further, this act provides that no extraordinary dividend may be paid without thirty days' prior written notice to the Massachusetts Commissioner of Insurance, and only if the Massachusetts Commissioner of Insurance has not disapproved, or has approved, the payment within the thirty day notice period. An extraordinary dividend is any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) 10% of an insurance company's surplus as regards policyholders as of the preceding December 31, or (2) a life insurance company's statutory net gain from operations for the twelve months ending on the preceding December 31. Although not currently viewed as such, John Hancock Life Insurance Company, in the future, could also be viewed as being commercially domiciled in New York and, if so, dividend payments may also be subject to New York's insurance holding company act as well as Massachusetts law.

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

      In 2001, the NAIC changed the risked-based capital formula, which resulted in lower RBC charges or a higher risk-based capital ratio. The most significant change made by NAIC is to tax effect the RBC, which is similar to reducing the risk factors being applied to the different risk categories. One other change was the creation of a common stock asset risk category and its treatment in the covariance calculation. This change also lowered RBC. John Hancock took certain actions to improve the risk-based capital ratio. The two most significant actions were the partial reinsurance of the closed block and the upstreaming of some of the Life Company's foreign insurance affiliates to JHFS. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by 212 percent as of December 31, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

IRIS Ratios

      The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System (IRIS) for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 13 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2003, John Hancock Life Insurance Company was outside the usual range for Net Change in Capital Surplus ratio for the year 2000, and the Change in Product Mix and Change in Reserving ratios in 2001. The Change in Capital Surplus ratio fell outside the usual range in 2000 because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment did not recur in the years 2003, 2002 and 2001. The unusual ratios in 2001 were the result of the implementation of new statutory accounting rules and are not expected to recur. During the same period, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company, which are wholly owned direct and indirect subsidiaries of John Hancock Life Insurance Company, respectively, had several ratios outside of the usual range. John Hancock Variable Life Insurance Company had eight unusual ratios, all of which resulted from growth in the business and the effect of reinsurance contracts with John Hancock Life Insurance Company. Investors Partner Life Insurance Company had ten unusual ratios due to the fact it writes no new business.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

ERISA Considerations

      Certain of our lines of business, including our management of employee benefit plan assets in our advisory capacity in separate accounts, are subject to the requirements of ERISA. In addition, the Small Business Job Protection Act, which we refer to as the SBJPA, offers insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank, which we refer to as the Harris Trust Decision, in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBJPA provisions provide that insurers are protected from liability for breaches of fiduciary duties under ERISA for past actions with respect to their general account contracts. However, insurers remain subject to Federal criminal law and liable for actions brought by the U.S. Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of Federal or state criminal law. The SBJPA also provides that contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, will not be subject to ERISA's fiduciary requirements if they meet the requirements of regulations issued by the United States Department of Labor. The SBJPA further provides that contracts issued from an insurer's general account after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA. In January 2000, the Department of Labor published a regulation pursuant to the SBJPA which provides, among other things, that if an employee benefit plan acquired an insurance policy (other than a guaranteed benefit policy) issued on or before December 31, 1998 that is supported by the assets of the insurer's general account, the plan's assets for purposes of ERISA will not be deemed to include any of the assets of the insurer's general account, provided that the requirements of the regulation are met. Accordingly, if those requirements are met, the insurer is not subject to the fiduciary obligations of ERISA in connection with such an insurance policy. These requirements include detailed disclosures to be made to the employee benefit plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (1) the accumulated fund balance (which may be subject to market value adjustment) or (2) a book value payment of such amount in annual installments

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


with interest. John Hancock Life Insurance Company has implemented procedures to comply with the requirements set forth therein to secure the exemption provided by the regulations from the fiduciary obligations of ERISA. However, John Hancock Life Insurance Company's exposure to disintermediation risk could increase due to the termination options that it would be required to provide to policyholders. Any such increase, however, would not be material. Since the Harris Trust case has been settled the broader underlying issues of disintermediation risk created by compliance with the regulations remain unresolved (described under "Item 3. Legal Proceedings" in this Form 10-K). With respect to employee welfare benefit plans subject to ERISA, Congress periodically has considered amendments to the law's Federal preemption provision, which would expose John Hancock Life Insurance Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group long-term care insurance claims. To date, all such amendments to ERISA have been defeated.

Employees

      As of December 31, 2003, we employed approximately 7,974 people. We believe our relations with our employees are satisfactory.

Available Information

      We make available at our corporate internet website
(www.jhancock.com/investor), free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K as soon as reasonably practicable after such documents are filed with, or furnished to, the United States Securities and Exchange Commission.

Item 2. Properties

      On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company also provided Beacon Capital Partners with a long-term sub-lease of the Company's parking garage. JHFS entered into 5 - 15 year market-based leases of the space it now occupies in those buildings, the Company plans on continuing to use them as its corporate headquarters. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs. Refer to Note 8 - Sale/Leaseback Transaction and Other Lease Obligations to our audited consolidated financial statements for additional information.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Item 3. Legal Proceedings

Sales Practice Class Action Settlement

      During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $3.2 million and $11.9 million at December 31, 2003 and 2002, respectively. The Company incurred no costs related to the settlement in 2003 or 2002. Costs incurred related to the settlement were $30.0 million in 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

      Administration of the alternative dispute resolution (ADR) component of the settlement is substantially complete. Although some uncertainty remains as to the cost of the remaining claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

Harris Trust Litigation

Harris Trust

      Beginning in 1983, the Company became involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491). After successive appeals to the Second Circuit and to the U.S. Supreme Court, the case was remanded to the District Court and tried by a Federal District Court judge in 1997. The judge issued an opinion in November 2000.

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

      The action has been dismissed and the settlement consummated as of December 11, 2003. The settlement costs were paid in 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

      At a special meeting of the stockholders of the Company held on February 24, 2004, the Company's stockholders voted to approve the adoption of the Agreement and Plan of Merger dated as of September 28, 2003, among Manulife Financial Corporation, John Hancock Financial Services, Inc. and Jupiter Merger Corporation, a wholly-owned subsidiary of Manulife

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Financial Corporation, as amended by the First Amendment to Agreement and Plan of Merger, dated as of December 29, 2003 (the "Merger Agreement").

      204,411,843 shares (representing 70.5 percent of the outstanding shares of the Company's common stock as of January 2, 2004 - the record date) voted 95%, or 195,098,527 of the shares voting, were in favor of adopting the Merger Agreement. 5,135,780 shares voted against the adoption of the Merger Agreement; and 4,177,536 shares abstained.

PART II

Item 5. Market for John Hancock Financial Services, Inc. Common Stock and Related Shareholder Matters

      JHFS' common stock began trading on the New York Stock Exchange (NYSE) under the symbol "JHF" on January 27, 2000. Prior to such date, there was no established public trading market for the common stock. As of February 27, 2004, there were approximately 650,000 shareholders of record and 293.3 million shares outstanding.

      The following table presents the high and low prices for the common stock of John Hancock on the NYSE for the periods indicated and the dividends declared per share during such periods.

                                           High         Low        Dividends
                                           ----         ---        ---------
2003
         First Quarter...........         $30.62       $25.40           --
         Second Quarter..........          33.25        26.40           --
         Third Quarter...........          35.03        29.80           --
         Fourth Quarter..........          37.69        33.25        $0.35
2002
         First Quarter...........         $42.30       $35.20           --
         Second Quarter..........          40.67        32.85           --
         Third Quarter...........          35.25        26.55           --
         Fourth Quarter..........          32.30        25.84        $0.32
2001
         First Quarter...........         $40.00       $31.50           --
         Second Quarter..........          41.40        33.86           --
         Third Quarter...........          41.70        33.15           --
         Fourth Quarter..........          41.93        33.34        $0.31

      JHFS paid annual cash dividends of $0.35, $0.32 and $0.31 per common share on December 11, 2003, December 11, 2002, and December 13, 2001 to shareholders of record on the close of business on November 18, 2003, November 18, 2002 and November 16, 2001, respectively. Future dividend decisions will be based on, and affected by, a number of factors, including the operating results and financial requirements of the Company and the impact of regulatory restrictions. See Regulation and Management's Discussion and Analysis--Liquidity and Capital Resources, included elsewhere in this Form 10-K.

Item 6. Selected Financial Data

      The following table sets forth certain selected historical consolidated financial data. The selected income statement data for each of the years in the three year period ended December 31, 2003 and balance sheet data as of December 31, 2003 and 2002 have been derived from our consolidated financial statements and related notes included elsewhere in this Form 10-K and should be read in conjunction with those financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, also included elsewhere in this Form 10-K. The following selected income statement data for the years ended December 31, 2000 and 1999 and balance sheet data as of December 31, 2001, 2000, and 1999 have been derived from our consolidated financial statements not included herein. The following selected consolidated financial data has been prepared in accordance with U.S.GAAP, except the statutory data presented below which was prepared in accordance with applicable statutory accounting practices and was taken from our annual statements filed with insurance regulatory authorities. Certain reclassifications to prior periods have been made to conform to the current period presentations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                                                                                      For the Years Ended December 31,
                                                                                      --------------------------------
                                                                             2003        2002         2001       2000        1999
                                                                             ----        ----         ----       ----        ----
                                                                                                 (in millions)
Income Statement Data:(1)
Revenues
         Premiums .....................................................   $ 4,147.7    $3,377.1    $3,851.3    $3,452.1    $2,717.5
         Universal life and investment-type product fees ..............       838.9       815.2       772.5       749.3       703.5
         Net investment income ........................................     4,227.0     3,934.1     3,944.9     3,864.8     3,524.1
         Net realized investment gains (losses), net of related
             amortization of deferred policy acquisition costs,
             amounts credited to participating pension
             contractholders and amounts credited to policyholder
             dividend obligation(2) ...................................        33.6      (454.7)     (249.1)       88.7       175.1
         Investment management revenues, commissions and other fees ...       532.4       550.7       624.4       785.9       700.4
         Other revenue ................................................       291.7       255.7       186.5        17.6         6.5
                                                                          ---------------------------------------------------------
                 Total revenues .......................................    10,071.3     8,478.1     9,130.5     8,958.4     7,827.1
                 Total benefits and expenses(3)(4) ....................     8,722.4     7,841.9     8,304.4     7,800.1     7,564.9
                                                                          ---------------------------------------------------------
Income before income taxes and cumulative effect of accounting
     changes ..........................................................     1,348.9       636.2       826.1     1,158.3       262.2
Income taxes ..........................................................       376.7       136.7       214.6       339.6        99.3
                                                                          ---------------------------------------------------------
Income before cumulative effect of accounting changes .................       972.2       499.5       611.5       818.7       162.9
Cumulative effect of accounting changes (5) ...........................      (166.2)         --         7.2          --        (9.7)
                                                                          ---------------------------------------------------------
                 Net income ...........................................   $   806.0    $  499.5    $  618.7    $  818.7    $  153.2
                                                                          =========================================================
Basic earnings per common share(6)
         Income before cumulative effect of accounting changes ........   $    3.38    $   1.71    $   2.01    $   2.60    $   0.52
         Cumulative effect of accounting changes(5) ...................       (0.58)         --        0.02          --       (0.03)
                                                                          ---------------------------------------------------------
                 Net income ...........................................   $    2.80    $   1.71    $   2.03    $   2.60    $   0.49
                                                                          =========================================================
Diluted earnings per common share(6)
         Income before cumulative effect of accounting changes ........   $    3.37    $   1.70    $   1.99    $   2.59    $   0.52
         Cumulative effect of accounting changes (5) ..................       (0.58)         --        0.02          --       (0.03)
                                                                          ---------------------------------------------------------
                 Net income ...........................................   $    2.79    $   1.70    $   2.01    $   2.59    $   0.49
                                                                          =========================================================
Cash dividends paid per share .........................................   $    0.35    $   0.32    $   0.31    $   0.30          --
                                                                          =========================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                                              As of or for the Years Ended December 31,
                                              -----------------------------------------
                                      2003         2002         2001         2000         1999
                                      ----         ----         ----         ----         ----
Balance Sheet Data:                                       (in millions)
General account assets ........   $ 87,178.6   $ 77,036.8   $ 68,425.7   $ 60,940.1   $ 56,408.1
Separate account assets .......     24,121.9     20,827.3     22,718.5     26,454.8     28,047.6
Total assets ..................    111,300.5     97,864.1     91,144.2     87,394.9     84,455.7
General account liabilities ...     77,392.5     69,212.7     61,036.3     54,557.1     50,986.6
Long-term debt ................      1,410.0      1,450.3      1,402.1        534.0        536.9
Separate account liabilities ..     24,121.9     20,827.3     22,718.5     26,454.8     28,047.6
Total liabilities .............    102,924.4     91,490.3     85,156.9     81,545.9     79,571.1
Minority interests ............        160.4        162.7        122.3         93.5         93.5
Shareholders' equity(5)(7) ....      8,215.7      6,211.1      5,865.0      5,755.5      4,791.1

      Certain prior year amounts have been reclassified to conform to the current year presentation. We evaluate segment performance and base management's incentives on segment after-tax operating income. For a discussion of segment after-tax operating income see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

1) In December 2000, the American Institute of Certified Public Accountants (AICPA) issued SOP 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. On October 1, 2001, the Company adopted the remaining provisions of SOP 00-3 which required the reclassification of $9,710.0 million and $12,035.9 million of closed block assets and liabilities, respectively at December 31, 2000, and $1,467.7 million and $1,343.6 million of closed block revenues, and benefits and expenses, respectively, for the period from February 1, 2000 (date of demutualization) to December 31, 2000, all of which were reclassified to other existing asset, liability, revenue, and benefit and expense accounts. The required implementation of SOP 00-3 also resulted in a reduction of net income of $20.2 million (net of tax of $6.6 million) or $0.06 diluted earnings per common share for the period from February 1, 2000 to December 31, 2000 and $3.4 million (net of tax of $1.8) or $0.01 diluted earnings per common share for the nine months ended September 30, 2001. Previously reported net income included higher than expected closed block results primarily due to higher investment earning and better mortality and lapse experience, which upon the adoption of SOP 00-3, were excluded from net income and set up in the PDO liability. Finally, adoption also resulted in the recognition of a policyholder dividend obligation of $77.0 million at December 31, 2000, which represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization. See Note 6 to the consolidated financial statements for a summary description of the closed block assets, liabilities, revenues and expenses.
2) Net realized investment and other gains (losses) have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized gains and losses, (2) the portion of net realized investments and other gains and losses credited to participating pension contractholder accounts, and (3) amounts credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. For a presentation of net realized investment and other gains and related amounts see Management's Discussion and Analysis of Financial Condition and Results of Segment Operations included elsewhere in this Form 10-K.
3) Total benefits and expenses includes benefits to policyholders of $6,084.3 million, $5,387.7 million, $5,904.7 million, $5,375.6 million, and $5,368.5 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. Benefits to policyholders excludes amounts related to net realized investment and other gains credited to participating pension contractholders and policyholder dividend obligation of $(60.1) million, $(35.2) million, $25.3 million, $21.0 million, and $35.3 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively.
4) Total benefits and expenses includes amortization of deferred policy acquisition costs of $315.5 million, $350.2 million, $306.8 million, $242.0 million, and $166.8 million, for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively. Amortization of deferred policy acquisition costs excludes amounts related to net realized investment and other gains (losses) of $9.0 million, $(34.6) million, $(26.4) million, $(9.3) million, and $50.5 million, for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively.
5) The Company adopted DIG B36 on October 1, 2003, which resulted in a decrease in shareholders' equity of $66.3 million (net of tax of $35.7 million). The Company recorded a reduction in net income of $166.2 million (net of tax of $89.5 million), or a reduction of $0.58 per share to the basic and diluted earnings per common share calculations. This decrease was partially offset by an increase in other comprehensive income of $99.9 million (net of tax of $53.8 million) which were

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      recorded as the cumulative effect of an accounting change, on October 1, 2003. For additional discussion of DIG B-36, refer to Note 1--Summary of Significant Accounting Policies in the notes to the financial statements.
6) This is unaudited pro forma information which gives effect to the Reorganization and Initial Public Offering (IPO) of the Company referred to in Note 1 to our consolidated financial statements. Because the Company did not have outstanding common stock prior to its IPO on February 1, 2000, the 1999 per share balances represent earnings per common share on a pro forma basis for the period January 1, 1999 through December 31, 1999 using 314.8 million outstanding common shares for the basic and diluted calculations. The 2000 earnings per common share balances represent earnings per common share on a pro forma basis for the period from January 1, 2000 through December 31, 2000 using 314.5 million and 316.2 million outstanding shares for the basic and diluted earnings per share calculations, respectively. Actual net income per common share for the period from February 1, 2000 through December 31, 2000 was $2.46 and $2.45 for the basic and diluted calculations, respectively, after restatement for implementation of SOP 00-3 (see note 1 above). No cumulative effect of accounting change occurred in 2000. Pro forma earnings per share for the periods prior to 1999 are not presented, as it would not be meaningful.
7)    Balances prior to 2000 were formerly referred to as policyholders' equity.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis reviews our consolidated and segment financial condition as of December 31, 2003 and 2002, the consolidated results of operations for the years ended December 31, 2003, 2002 and 2001 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in this Form 10-K. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.

Forward-Looking Statements

      The statements, analyses, and other information contained in this Management's Discussion and Analysis (MD&A) and elsewhere in this Form 10-K, in connection with the proposed merger with John Hancock and Manulife Financial Corporation, relating to trends in John Hancock Financial Services, Inc.'s, (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations (including, but not limited to, those relating to the Federal Estate Tax Laws and proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries; Massachusetts insurance law and similar Canadian laws may restrict the ability of John Hancock Life Insurance Company (the Life Company) and The Maritime Life Assurance Company (Maritime Life) to pay dividends within the consolidated group; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our shareholders; (13) there are a number of provisions in our Restated Certificate of Incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our shareholder rights plan, that will prevent or discourage takeovers and business combinations that our shareholders might otherwise consider to be in their best interests; (14) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (15) we face investment and credit losses relating to our investment portfolio including without limitation, the risks associated with the evaluation and determination by our investment professionals of the fair value of investments as well as whether or not any investments have been impaired on an other than temporary basis; (16) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (17) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (18) we may be unable to retain personnel who are key to our business; (19) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources,
(21) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


adversely affect the Company's future net income and financial position, and
(22) in connection with the proposed merger between the Company and Manulife Financial Corporation: we may not achieve the revenue synergies, cost savings and other synergies contemplated by the proposed merger; we may experience litigation related to the merger; John Hancock's (including Maritime Life) and Manulife's distributors, customers and policyholders may react negatively to the transaction; we may encounter difficulties in promptly and effectively integrating the businesses of John Hancock and Manulife; we may not be able to retain the professional and management talent necessary to operate the business; the transaction may result in diversion of management time on merger-related issues; and after the merger, we may experience increased exposure to exchange rate fluctuations and other unknown risks associated with the merger.

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

Non-GAAP Financial Measures

      A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes (includes) amounts that are not normally excluded (included) in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP) in the United States.

      In this MD&A and elsewhere in this report we use a non-GAAP financial measure called "total segment after tax operating income". Please see "Adjustments to GAAP Reported Net Income" in this report or Note 14--Segment Information in the notes to the consolidated financial statements, for a description of total segment after-tax operating income and a reconciliation of that measure to net income.

      We also use a variety of other measures in this report that we do not consider non-GAAP financial measures because they do not have GAAP counterparts and are operational measures rather than measures of performance, financial position, or cash flows in our financial statements. Two examples of these measures are Sales and Assets Under Management. Sales represents a measure, defined by the Life Insurance Marketing Research Association (LIMRA), of the amount of new insurance business we have sold during the period rather than a measure of revenue. Assets Under Management is an industry measure of a base upon which fee revenue is earned, which is composed of both assets owned and assets managed for third parties.

Executive Overview

      John Hancock Financial Services (JHFS, or the Company) is a leading financial services company providing a broad range of products and services in three major businesses in six segments: (1) the retail business, which offers insurance protection and asset gathering products and services primarily to retail consumers; (2) the institutional business, which offers guaranteed and structured financial products and investment management products and services primarily to institutional customers; and (3), the Company services retail and group Canadian customers through its Maritime Life Segment. Our retail business is comprised of the Protection Segment and Asset Gathering Segment while our institutional business is comprised of the Guaranteed and Structured Financial Products Segment and the Investment Management Segment. Our Maritime Life Segment consists primarily of the financial results of our Canadian operating subsidiary, Maritime Life which offers protection, asset gathering, pension and group insurance products. In addition, we have a Corporate and Other Segment. The Company's primary operating subsidiaries are John Hancock Life Insurance Company (the Life Company) and the Maritime Life Assurance Company (Maritime
Life).

      Our financial reporting and this MD&A is organized in the same manner as our business. We present a discussion of our consolidated statement of operations in "Results of Operations" and then proceed to present the business broken down into its operating segments discussed above, focusing the discussion therein on the segments' operating income (see Key Performance Indicators for definition of operating income). In addition to these discussions of segment operating income we identify and discuss accounting policies critical to understanding our business operations and understanding of our results of operations in the Critical Accounting Policies section of this MD&A. We also identify macro economic issues impacting the industry and the Company in the Economic Trends section of this MD&A, while we identify significant transactions affecting the comparability of operating results across reporting periods in the section labeled Transactions Affecting the Comparability of the Results of Operations.

      Our revenues are derived principally from:

      o premiums on individual life insurance, individual and group long-term care insurance, annuities with life contingencies, single premium annuity contracts and group life and health insurance at Maritime Life:

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      o fees from variable and universal life insurance products, annuities, and insurance ASO business in our group business at Maritime Life;

      o asset management fees from mutual fund and other investment management products;

      o sales charges and commissions derived from sales of investment and insurance products and distribution fees; and

      o net investment income and net realized investment and other gains and (losses) on general account assets.

      Our expenses consist principally of insurance benefits provided to policyholders, which includes: changes in policyholder reserves; interest credited on policyholders' general account balances; dividends to policyholders; and other operating costs and expenses which include commissions and general business expenses, net of expenses deferred, amortization of deferred policy acquisition costs, and premium and income taxes.

      Our profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions; (2) the amount of assets under management; and (3) the maintenance of our target spreads between the rate of earnings on our investments and credited rates on policy or contract holders' general account balances.

Key Performance Measures

      Certain financial measures recur throughout our MD&A because they are metrics used by management to run our various businesses. The primary key performance measure is after-tax operating income; refer to the Results of Operations by Segment. Secondary key performance measures include return on equity, where income for the period is divided by average equity excluding unrealized gains (losses); return on assets, where after-tax operating income for the period is divided by average assets, which are both measures of the efficiency with which we invest Company resources; and book value per share, excluding unrealized gains (losses), which is a measure of growth for the Company. A key performance measure used by agencies who rate the Company's liquidity and its ability to repay its debts and execute on customer contracts is the credit quality rating of our fixed maturity portfolio; refer to the Investments section of this MD&A for presentation of the credit quality of the Company's fixed maturity portfolio. Rating agency analysis is especially important to an insurance company because its ratings drive its ability to price and subsequently sell certain products. Performance measures based on National Association of Insurance Commissioners (NAIC) statutory-based accounting measures which are viewed as critical to the Company are: statutory premiums and deposits, a measure of actual inflows from customers indicating growth in any particular product line, and statutory reserves and capital, measures used by rating general agencies and regulators of our ability to pay claims of our customers. Please refer to the tabular presentation of Protection, Asset Gathering, G&SFP and Maritime Life Segments results for a summary of key product statutory premiums and deposits. Return on equity and return on assets are shown below:

                                            For the years ended December 31,
                                            --------------------------------
                                               2003       2002      2001
                                               ----                 ----
                                                     (in millions)

Return on equity...........................   11.17%       8.27%   10.65%
Return on assets...........................    0.77%       0.53%    0.69%

Announced Merger with Manulife Financial Corporation

         On September 28, 2003, the Company entered into a definitive merger agreement with Manulife Financial Corporation (Manulife) which is expected to close early in the second quarter of 2004. In accordance with the agreement, each share of JHFS common stock will, at the time of the merger, be converted into the right to receive 1.1853 shares of Manulife stock. It is estimated that the shares of Manulife common stock to be issued to JHFS shareholders in the merger will represent approximately 42.6% of the outstanding Manulife common stock after the merger. The merger has been approved by the Company's shareholders but the closing of the merger remains subject to certain conditions, including the approval by certain U.S. and Canadian regulatory authorities. Until the merger occurs, the Company will continue to operate independently of Manulife. Thereafter, the Company will operate as a subsidiary of Manulife. The John Hancock name will be Manulife's primary U.S. brand. This Annual Report on Form 10-K does not reflect or assume any changes to JHFS'

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


business which may occur as a result of the proposed merger with Manulife. For additional information, refer to John Hancock and other related public filings with the U.S. SEC relating to the merger.

Critical Accounting Policies and Estimates

      General. We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

      Consolidation Accounting. In December 2003, the Financial Accounting Standards Board re-issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46R) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) to certain entities for which controlling interests are not measurable by reference to ownership in the equity of the entity. Such entities are known as variable interest entities (VIEs).

      The Company has finalized its FIN 46R analysis for some of the entities described below. For each of these, the application of FIN 46R required estimation by the Company of the future periodic cash flows and changes in fair values for each candidate, starting as of the Company's original commitment to invest in and/or manage each candidate, and extending out to the end of the full expected life of each. These cash flows and fair values were then analyzed for variability, and this expected variability was quantified and compared to total historical amounts invested in each candidate's equity to help determine if each candidate is a VIE. The Company also evaluated quantitative and non-quantitative aspects of control relationships among the owners and decision makers of each candidate to help determine if they are VIEs.

      For each candidate determined to be a VIE, the expected variable losses and returns were then theoretically allocated out to the various investors and other participants in each candidate, in order to determine if any party had exposure to the majority of the expected variable losses or returns, in which case that party is the primary beneficiary of the VIE. If the Company were determined to be primary beneficiary of any VIE the Company would use consolidation accounting for its relationship with it.

      The Company used significant levels of judgment while performing these quantitative and qualitative assessments. The discussion below describes the status and results of the Company's analysis of those entities which the Company has identified as reasonably possible candidates for consolidation under FIN 46R.

      The Investment Management Segment of the Company manages invested assets for customers under various fee-based arrangements using a variety of special purpose entities (SPEs) to hold assets under management for customers under these arrangements, and since 1996, this has included investment vehicles commonly known as collateralized debt obligations (CDOs). Various business units of the Company sometimes invest in the debt or equity securities issued by the CDOs to support their insurance liabilities. The Company has determined that it is not the primary beneficiary of any of the CDOs and therefore does not consolidate them.

      The Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, and also invests indirectly via limited partnership real estate investment funds. The limited partnership real estate investment funds are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property. The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies. In certain cases, the Company invests in the mortgages of the Properties, which are non-recourse to the general assets of the Company. In the event of default by a mortgagee of a Property, the mortgage is subject to foreclosure. The Company has previously determined that each Property is a VIE, but that the Company was not the primary beneficiary of any Property, under FIN 46, which was replaced by FIN 46R in December of 2003, as discussed above. The Company is

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

'
currently re-evaluating whether each of the Properties are VIEs, and if so, if the Company is the primary beneficiary of each, in accordance with FIN 46R.

      The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their equity and/or debt. This group includes energy investment partnerships, investment funds organized as limited partnerships, and manufacturing companies in whose debt the Company invests, and which subsequently underwent corporate reorganizations. The Company has made no guarantees to any other parties involved with these entities, and has no further equity or debt commitments to them. The Company is currently evaluating whether each of these are VIEs, and if so, if the Company is the primary beneficiary of each.

      Additional liabilities recognized as a result of consolidating any of the Properties or Other Entities (or similarly, the CDOs and Properties) would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of these consolidations. Conversely, additional assets recognized as a result of these consolidations would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of these consolidations.

      The Company's maximum exposure to loss in relation to these entities is limited to its investments in them, future debt and equity commitments made to them, and where the Company is the mortgagor to the Properties, the outstanding balance of the mortgages originated for them, and outstanding mortgage commitments made to them. Therefore, the Company believes that the application of FIN 46R will have no impact on the Company's liquidity and capital resources beyond what is already presented in the consolidated financial statements and notes thereto.

      The Company discloses summary financial data and its maximum exposure to losses for all these candidates in Note 3 - Relationships with Variable Interest Entities in the notes to consolidated financial statements.

      Amortization of Deferred Policy Acquisition Costs. Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company tests the recoverability of its deferred policy acquisition costs, or DAC, quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC on term life and long-term care insurance ratably with premiums. We amortize DAC on our annuity products and retail life insurance, other than term life insurance policies, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC and unearned revenue on these policies such that the percentage of gross profits to the amount of DAC and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. In recent years, actual results for market experience, or asset growth, have fluctuated considerably from historical trends and the long-term assumptions made in calculating expected gross profits. As a result, we changed some of these long-term assumptions in the third quarter of 2002 (the Q3 2002 Unlocking), as further described below.

      Q3 2002 Unlocking: As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life insurance business in the Protection Segment and its variable annuity business in the Asset Gathering Segment. First, we lowered the long-term growth rate assumption from 9% to 8% gross of fees (which are approximately 1% to 2%). Second, we lowered the average rates for the next five years from the mid-teens to 13% gross of fees. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively here and elsewhere in this document as the Q3 2002 Unlocking. The performance of the major market indices for the past five quarters has demonstrated the propriety of our changes in assumptions. The result of these changes in assumptions was a net acceleration of amortization of DAC of $36.1 million in the variable annuity business in the Asset Gathering Segment and $13.1 million (net of $12.3 million of unearned revenue and $2.5 million in policy

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


benefit reserves) in the variable life insurance business in the Protection Segment. The impact on net income of the Q3 2002 Unlocking to Q3 2002 income was a reduction of approximately $27.5 million, or $0.09 diluted earnings per share. The accelerated amortization will reduce the total amortization of DAC in future periods, but will accelerate the amortization in the short term.

      Sensitivity of Deferred Policy Acquisition Costs Amortization. The level of DAC amortization in 2004 will vary if separate account growth rates vary from our current assumptions. The table below shows the estimated increased (decreased) quarterly DAC amortization that will result if actual separate account growth rates are different than the rates assumed in our DAC models.
                                                       Asset
                                         Protection  Gathering   Total
                                         ----------  ---------   -----
                                                   (in millions)
18%.....................................   $ (1.2)   $ (1.5)   $ (2.7)
13%.....................................       --        --        --
 8%.....................................      1.3       1.8       3.1

      Benefits to Policyholders. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition and based on management's judgment the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities. Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document and "Quantitative and Qualitative Information About Market Risk--Credit Risk" section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of consistently applied pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs which negatively impacts their value. Certain events that could impact the valuation of securities include changes in issuer credit ratings, changes in the business climate, actions of issuer management, litigation and government actions, among many others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an impairment. To assist in identifying impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the corporate Chief Risk Officer who reports to the Chief Financial Officer, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. To supplement this process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Benefit Plans. The Company annually reviews its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate. All assumptions are reviewed and approved by the Chief Financial Officer and reviewed with the Audit Committee of the Board of Directors.

      The assumed discount rate is set in the range of (a) the rate from the December daily weighted average of long-term corporate bond yields (as published by Moody's Investor Services for rating categories A, Aa, Aaa, and Baa) less a 5% allowance for expenses and default and (b) the rate from the rounded average of the prior year's discount rate and the rate in (a) above. In 2003 the Company set the rate at 6.25%. A 0.25% increase in the discount rate would decrease pension benefits Projected Benefit Obligation (PBO) and 2004 Net Periodic Pension Cost (NPPC) by approximately $56.1 million and $3.7 million respectively. A 0.25% increase in the discount rate would decrease other post-employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2004 Net Periodic Benefit Cost (NPBC) by approximately $14.3 million and $1.0 million, respectively.

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2004 Net Periodic Pension (and Benefit) cost, it is expected that an 8.75% long-term rate of return assumption will be used. A 0.25% increase in the long-term rate of return would decrease 2004 NPPC by approximately $5.0 million and 2003 NPBC by approximately $0.6 million. The expected return on plan assets is based on the fair market value of the plan assets as of December 31, 2003.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy; including inflation. A change in the compensation rate increase assumption can be expected to move in the same direction as a change in the discount rate. A 0.25% decrease in the salary scale would decrease pension benefits PBO and NPPC by approximately $5.6 million and $1.1 million, respectively. Post employment benefits are independent of compensation.

      The Company uses a 5% corridor for the amortization of actuarial gains/losses. Actuarial gains/losses are amortized over approximately 13 years for pension costs and over approximately 13 years for benefit costs.

      Prior service costs are amortized over approximately 9 years for pension costs and over approximately 17 years for benefit costs.

      Income Taxes. We establish reserves for possible penalty and interest payments to various taxing authorities with respect to the admissability and timing of tax deductions. Management makes judgments concerning the eventual outcome of these items and reviews those judgments on an ongoing basis.

Economic Trends

      Economic trends impact profitability and sales of the Company. The impact of economic trends on the Company's profitability are similar to their impact on the financial markets. The Company estimates that a full year increase (decrease) in interest rates of 1.0% would increase (decrease) segment after tax operating income by approximately $6 million, and that a full year increase (decrease) in equity markets of 5% would increase (decrease) segment after tax operating income by approximately $10 million.

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

      Premiums and deposits of our individual annuity products increased 20.2% to $2,724.5 million in 2003 compared to 2002, driven by a 45.7% decrease in the variable annuity business, and a 13.1% decrease in the fixed annuity business. Our variable life insurance product deposits in 2003 decreased 15.3% to $789.0 million compared to 2002, while premiums and deposits on our long-term care insurance increased 22.8%, to $967.2 million in 2003 due to persistency and strong growth in

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


business. The rebound in the equity markets in 2003 was the primary driver of the increase in mutual fund assets under management of $3,479.6 million, or 13.5% to $29,289.9 million at December 31, 2003. The increase was due to $4,009.4 million of market appreciation in 2003. Our mutual fund operations are impacted by general market trends, and any upturn or downturn in the market may affect our future operating results. Changes in laws or regulations related to the mutual fund industry may negatively impact our future operating results.

      In our institutional business, sales of fund-type products decreased $997.9 million, or 25.9%, to $2,854.6 million in 2003. The decrease was driven by decreasing demand for GICs and increased market competition. Partially offsetting this decrease was an increase in sales of annuities, SignatureNotes, and Brokered CDs. Sales of single premium annuities increased 61.4%, or $179.5 million to $472.0 million despite the continued competitive markets. Premiums from the annuity contracts increased 61.7%, or $171.5 million, to $449.4 million in 2003. Sales of SignatureNotes, which were launched in August 2002, continued to be strong as they grew 324.1%, or $983.2 million, to $1,286.6 million. SignatureNotes is designed to generate sales from the conservative retail investor looking for stable returns. The introduction of our new product, brokered certificates of deposits, in September 2003 generated sales of $245.2 million. Brokered CDs products are also offered to retail investors and are attractive given the availability of FDIC insurance. The investment management services we provide to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management in our Investment Management Segment increased to $27,763.4 million as of December 31, 2003 from $27,491.4 million as of December 31, 2002. This $0.3 billion increase in assets under management was driven by $3.8 billion of deposits, $3.0 billion in market appreciation and $0.2 billion in reinvested dividends partially offset by $6.7 billion of outflows.

      The Canadian life insurance industry faces many of the same macro-economic trends as the U.S. and is also operating within a mature, highly competitive market. Product innovation, operational efficiencies, consolidations and global expansion are the key business strategies used by Canadian insurers for business growth. In responding to this mature market environment, one of Maritime Life's key business strategies has been opportunistic acquisitions. This strategy included the acquisition of the individual life and segregated fund business of Confederation Life in 1995, Aetna Life Insurance of Canada in 1999, Royal & Sun Alliance Financial (Canadian operations) in 2001 and most recently, the Canadian individual health and group life and health businesses of Liberty Mutual Group. These acquisitions have contributed to market share growth, higher profitability through efficiencies of scale, and enhanced access to capital.

      Sales in the retail protection business of Maritime Life, measured as new annualized premium, increased 18.8% to $54.3 million in 2003 from the prior year, primarily attributable to the contribution from the acquired Liberty Health business. Individual life product sales decreased 1.9% to $35.0 million from the prior year primarily due to universal life products, which experienced a decrease in sales despite several new product enhancement initiatives, due to the highly competitive environment. Within the living benefit product line, individual disability (excluding acquired individual health) sales increased 12.0%, or $11.2 million, from the prior year, reflecting growing consumer interest in these products. The acquired individual health business of Liberty Health and reorganization of existing business into a specialty markets department produced $7.2 million in new annualized premium in 2003.

      At Maritime Life, total deposits of guaranteed products, segregated fund products and group pensions increased 10.6%, or $58.8 million, from the prior year. Segregated fund deposits fell by 10.0% as customers shied away from volatile equity markets in the early part of the year in favor of "safe haven" deposits with either Canadian chartered banks or with insurers' guaranteed products. This result was offset however by 49.4% growth in year over year new deposits on Maritime Life's guaranteed products from the prior year, primarily due to customers' transfers from segregated fund investments. Group pension deposits grew by 60.9% from the prior year due to increased marketing focus on this product line.

      New sales in Maritime Life's group life and health segment increased $3.2 million from the prior year. The incremental contribution from the acquisition of the Liberty group life and health Canadian business helped to offset a slowing of sales in the fourth quarter following the merger announcement. This product line is highly competitive with only three large providers and is susceptible to broad economic factors, such as the level of merger and acquisition activity within the Canadian employer environment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Transactions Affecting Comparability of Results of Operations

      The acquisitions described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from each date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess, if any, of the applicable purchase price over the estimated fair values of the acquired assets and liabilities recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses and products that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

      The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data for comparative purposes for the periods indicated to demonstrate the proforma effect of the acquisitions and disposal as if they occurred on January 1, 2001.

                                                           Years Ended December 31,
                                 -----------------------------------------------------------------------------
                                    2003                       2002                      2001
                                   Proforma      2003        Proforma       2002       Proforma       2001
                                 -----------  ------------  -----------  -----------  -----------   ----------
                                 (unaudited                 (unaudited                (unaudited
                                                       (in millions, except per-share data)
Revenue ......................   $ 10,104.7   $ 10,071.3   $  8,645.0   $  8,478.1   $  9,347.6   $  9,130.5
Net income ...................   $    807.7   $    806.0   $    516.1   $    499.5   $    643.5   $    618.7
Earnings per share, diluted ..   $     2.80   $     2.79   $     1.76   $     1.70   $     2.09   $     2.01

Acquisitions:

      On July 8, 2003, Maritime Life completed its purchase of the insurance business of Liberty Health, a Canadian division of U.S.-based Liberty Mutual Insurance Company, through a reinsurance agreement for approximately $97.5 million. Through the agreement, Maritime Life assumed the entire business of Liberty Health, including its group life, group disability and group health divisions, as well as its individual health insurance business. There was no impact on the Company's results of operations from the acquired insurance business during 2002 or the first six months of 2003.

      On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

      On October 1, 2001, Maritime Life completed its purchase of all of the shares of Royal & Sun Alliance Life Insurance Company of Canada (RSAF) for approximately $149.9 million. RSAF's business includes life insurance, guaranteed interest savings and retirement products. The net income relating to the acquired operations included in the Company's results from the date of acquisition through December 31, 2001 was $2.4 million.

      On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The net losses related to the acquired operations included in the Company's results from the date of acquisition through December 31, 2001 were $3.4 million.

      Disposal:

      On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003, and closed November 4, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Results of Operations

      The table below presents our consolidated results of operations and consolidated financial information for the periods indicated.

                                                                                       For the Years Ended December 31,
                                                                                      -----------------------------------
                                                                                      2003         2002        2001
                                                                                      -----------------------------------
                                                                                                  (in millions)
Revenues
Premiums ...........................................................................   $ 4,147.7    $ 3,377.1  $ 3,851.3
Universal life and investment-type product fees ....................................       838.9        815.2      772.5
Net investment income ..............................................................     4,227.0      3,934.1    3,944.9
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension
   contractholders and the policyholder dividend obligation(1) .....................        33.6       (454.7)    (249.1)
Investment management revenues, commissions, and other fees ........................       532.4        550.7      624.4
Other revenue (expense) ............................................................       291.7        255.7      186.5
                                                                                      -----------------------------------
      Total revenues ...............................................................    10,071.3      8,478.1    9,130.5
                                                                                      -----------------------------------
Benefits and expenses
Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and
   the policyholder dividend obligation(2) .........................................     6,084.3      5,387.7    5,904.7
Other operating costs and expenses .................................................     1,755.7      1,518.6    1,521.6
Amortization of deferred policy acquisition costs, excluding amounts related to
   net realized investment and other gains (losses)(3) .............................       315.5        350.2      306.8
Dividends to policyholders .........................................................       566.9        585.4      571.3
                                                                                      -----------------------------------
      Total benefits and expenses ..................................................     8,722.4      7,841.9    8,304.4
                                                                                      -----------------------------------
Income before income taxes and cumulative effect of accounting changes .............     1,348.9        636.2      826.1
Income taxes .......................................................................       376.7        136.7      214.6
                                                                                      -----------------------------------
Income before cumulative effect of accounting changes ..............................       972.2        499.5      611.5

Cumulative effect of accounting changes, net of taxes(4) ...........................      (166.2)          --        7.2
                                                                                      -----------------------------------
      Net income ...................................................................   $   806.0    $   499.5  $   618.7
                                                                                      ===================================

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $(51.1) million, $(69.8) million, and $(1.1) million, for the years ended 2003, 2002, and 2001, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $(60.1) million, $(35.2) million, and $25.3 million, for the years ended 2003, 2002, and 2001, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $9.0 million, $(34.6) million and $(26.4) million, for the years ended 2003, 2002, and 2001 respectively.
(4) Cumulative effect of accounting changes is shown net of taxes of $89.5 million and $(4.2) million for 2003 and 2001, respectively. There was no cumulative effect of accounting changes in 2002. The cumulative effect of accounting change in 2003 relates to the Company's adoption of DIG B36 effective October 1, 2003. For additional discussion of DIG B-36, refer to
      Note 1--Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Consolidated income before income taxes and cumulative effect of accounting changes increased 112.0%, or $712.7 million, from the prior year. The increase was driven by growth in income before taxes of $266.9 million in the Corporate and Other Segment, $146.9 million in the Guaranteed and Structured Financial Products, $121.2 million in the Protection Segment, $97.0 million in the Asset Gathering Segment, $66.6 million in the Maritime Life Segment, and $14.1 million in the Investment Management Segment.

      Net realized investment and other gains increased 107.4%, or $488.3 million, from prior year. See detail of current year net realized investment and other gains in the table below. The change in net realized investment gains is the results of gross gains on disposal of; fixed maturity securities of $490.9 million including about $90.8 million of previously written down securities and prepayment penalties of $62.0 million, real estate of $255.0 million driven by the sale of the Home Office properties, equity securities of $106.2 million and mortgage loans on real estate of $76.1 million primarily from prepayment penalties. These gains are partially offset by impairments on fixed maturity securities of $521.4 million and associated hedging adjustments during the period. The improvement of $488.3 million in net realized investment and other losses in 2003 is net of $1.6 million in net realized investment and other losses allocated to the participating pension contractholders and $58.5 million in net realized investment and other losses allocated to the policyholder dividend obligation.

      The impairments in the current period were driven by losses recognized on other than temporary declines in value of fixed maturity securities of $546.1 million, including impairment losses of $521.4 million and $24.7 million of previously recognized gains where the bond was part of a hedging relationship. The largest impairments were; write-downs on $115.3 million on public & private fixed maturity securities (including an impairment loss of $114.8 million and $0.5 million in previously recognized gains where the bonds were part of a hedging relationship) on an international dairy company headquartered in Italy, $37.7 million (including an impairment loss of $37.3 million and $0.4 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a large, national farmer-owned dairy co-operative, $36.8 million on private fixed maturity securities (including an impairment loss of $31.7 million and $5.1 million in previously recognized gains where the bond was part of a hedging relationship) on a toll road in Texas, $36.1 million on private and public fixed maturity securities (including an impairment loss of $34.6 million and $1.5 million in previously recognized gains where the bond was part of a hedging relationship) secured by aircraft leased by a large U.S. airline and $29.8 million on private fixed maturity securities relating to an Australian mining company. Additional losses were recorded for other than temporary declines in the equity in collateralized bond obligations of $29.8 million and other equity securities of $28.1 million during 2003. See General Accounts Investments in this MD&A for a more comprehensive discussion of impairments.

                                                       Gross Gain   Gross Loss      Hedging      Net Realized Investment
For the Year Ended December 31, 2003       Impairment  on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                           -----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities...............    $ (521.4)    $ 490.9    $ (99.6)      $ (248.9)         $ (379.0)
Equity securities.......................       (28.1)      106.2       (7.0)            --              71.1
Mortgage loans on real estate...........          --        76.1      (41.0)         (63.7)            (28.6)
Real estate.............................          --       255.0      (19.2)            --             235.8
Other invested assets...................       (29.8)       26.0      (30.7)            --             (34.5)
Derivatives.............................          --          --         --          117.7             117.7
                                           -----------------------------------------------------------------------------
               Subtotal.................    $ (579.3)    $ 954.2    $(197.5)      $ (194.9)         $  (17.5)
                                           =============================================================================

          Amortization adjustment for deferred policy acquisition costs......................       $   (9.0)
          Amounts credited to participating pension contractholders..........................            1.6
          Amounts credited to the policyholder dividend obligation...........................           58.5
                                                                                              --------------------------
               Total.........................................................................       $   33.6
                                                                                              ==========================

      In addition to impairment losses, the Company incurred losses on disposal of fixed maturity securities of $99.6 million, losses on the disposal of mortgage loans on real estate investments of $41.0 million, losses on the disposal of other invested assets of $30.7 million, losses on the disposal of real estate of $19.2 million and losses on disposal of equity securities of $7.0 million

      The increase in income before income taxes and the cumulative effect of an accounting change in the Corporate and Other Segment was driven by growth in net realized investment and other gains of $335.7 million due to a gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties during the first quarter

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


of 2003. See Note 8 - Sale/Leaseback Transaction and other Lease Obligations in the notes to the consolidated financial statements. The increase in the G&SFP Segment was primarily due to a $98.2 million improvement in net realized investment and other losses. The increase in the Protection Segment was driven by a $107.8 million increase in net investment income, a $35.8 million increase in net realized investment and other losses, and a $35.3 million increase in universal life product fees. The increase in the Asset Gathering Segment was driven by growth in net investment income, partially offset by a decrease of $34.4 million in management advisory fees due to lower assets under management, partially offset by a decrease in operating expenses. The Maritime Life Segment experienced a $66.6 million increase in income before income taxes and cumulative effect of accounting changes primarily driven by an increase of $26.1 million in net investment income, an increase of $13.6 million in realized investment and other gains, and an increase of $8.9 million in management advisory fees. In addition, Maritime Life experienced a decrease in amortization of deferred policy acquisition costs of $31.7 million. The Investment Management Segment's income before income taxes and cumulative effect of accounting changes increased due to an increase of $9.0 million in net realized investment and other gains and a $7.0 million increase in management advisory fees.

      Premium revenues increased 22.8%, or $770.6 million, from the prior year. The increase was primarily due to a $330.5 million increase in premiums in the Maritime Life Segment, driven by a growth in the group life & health business following the recapture of significant portions of its group life, accidental death and dismemberment and long-term disability reinsurance and the acquisition of the group business from Liberty Life Insurance Company. Also driving growth in premiums was the G&SFP Segment where premiums improved $170.4 million driven by the single premium annuity business and the structured settlements business. We continue to look for opportunistic sales in the single premium annuity market where our pricing standards are met. Premiums also increased in the Protection Segment by $137.5 million driven primarily by long-term care insurance premiums, which increased 22.8%, or $179.4 million, partially offset by a decline in traditional life insurance premiums of 4.0%, or $42.0 million.

      Universal life and investment-type product fees increased 2.9%, or $23.7 million, from the prior year. These product fees consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to an increase of $35.3 million in the Protection Segment driven by growth in average account values in universal life insurance products driven by the acquisition of the Allmerica block of fixed universal life insurance business as of December 31, 2002 and growth in the existing business. Partially offsetting the growth in the Protection Segment was a decline of $34.3 million in product fees in the Maritime Life Segment which declined on lower assets under management due to increased segregated fund lapses.

     Net investment income increased $292.9 million from the prior year. The increase was primarily the result of asset growth and lower investment expenses. Overall, the 2003 yield, net of investment expenses, on the general account portfolio decreased to 5.90% from 6.24% in the prior year. The lower portfolio yield was driven primarily by the drop in short-term interest rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. In summary, the change in yields was driven by the following factors:

      o As of December 31, 2003, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to approximately $12 billion of exposure as of December 31, 2002. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2003, approximately 87% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 13% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 9 basis points in 2003 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2003, this dilutive effect was 8 basis points, compared to 10 basis points in 2002. However, adjusting for taxes, these investments increased the Company's net income by $7.6 million in 2003 relative to 2002.

      o The inflow of new cash for the twelve-month period ending December 31, 2003 was invested at rates that were below the portfolio rate. In addition, maturing assets have rolled over into new investments at rates less favorable than those available in 2002. These two factors account for the majority of the remaining decline in portfolio rates.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2003, weighted-average invested assets grew $8,589.9 million, or 13.6%, from the prior year. In addition, investment expenses were reduced $34.9 million in 2003 compared to the prior year. Included are

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's Home Office properties of $44.9 million.

      Investment management revenues, commissions, and other fees decreased 3.3%, or $18.3 million, from the prior year. The decrease in fee revenue was driven by the Asset Gathering Segment where fees decline $34.4 million driven by the mutual funds business where distribution and advisory fees declined due to a shift in the product mix. The decline in fee rates was primarily due to a decrease in contingent deferred sales charges on a decline in open-end mutual fund class B share redemptions. Rule 12b-1 fee revenue also declined due to lower eligible assets under management. Average mutual fund assets under management were $27,159.7 million, an increase of $356.4 million, or 1.3% from the prior year. Partially offsetting the decline in the Asset Gathering management fees was growth in the Maritime Life Segment of $8.9 million driven by growth in the administrative services only business and an acquired business, while the increase in the Investment Management Segment of $7.0 million was driven by success with the new vertical integration strategy in the Hancock Natural Resource Group.

      Other revenue increased 14.1%, or $36.0 million, from the prior year. The increase in other revenue is due to Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a co-operative association on that date. The revenues and expenses of Signature Fruit are included in the Company's income statement in other revenue and other operating costs and expenses, respectively, in the Corporate and Other Segment. Signature Fruit generated revenue of $254.5 million in 2003, an increase of $18.6 million from the prior year. Also included in other revenue is the fee revenue generated in the Federal long-term care insurance business, its primary operating revenue. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees. Federal long-term care insurance fee revenue increased $7.2 million from the prior year, its start-up year.

      Benefits to policyholders increased 12.9%, or $696.6 million, from the prior year. The increase in benefits to policyholders was driven by an increase in the Maritime Life Segment of 28.4%, or $238.4 million. Maritime Life's group life & health business accounted for $193.1 million of this increase, primarily due to the reinsurance recapture discussed previously. Retail protection products increased $37.3 million, driven by increased provisions for future policy benefits on traditional life products and the impact of reinsurance recapture on claims, and $16.9 million of acquired individual health business. Benefits to policyholders in the Protection Segment increased 10.0%, or $208.9 million, from the prior year, due to growth in long-term care insurance benefits to policyholders of 26.6%, or $189.1 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. In addition, in the Protection Segment the non-traditional life insurance business experienced increased benefits to policyholders of 9.4%, or $27.4 million, primarily due to an increase in interest credited on higher current year account balances, partially offset by a $17.9 million decrease in reserves for lower reserves on term conversions and a decrease in death claims, net of reserves released. Benefits to policyholders in the Corporate and Other Segment increased 21.7%, or $104.8 million, driven by growth in the International Group Program while the decrease in benefits to policyholders from the sale of the Group Life business effective May 1, 2003 was offset by the increase in benefits to policyholders from Maritime Life Segment foreign currency fluctuation. In addition, benefits to policyholders in the G&SFP Segment increased 5.9%, or $90.4 million, on higher sales of single premium annuities, partially offset by lower interest credited on account balances. Interest credited decreased 5.5%, or $59.7 million, from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $11 billion of liabilities with floating rates and new business added at current market rates. The average crediting rate fell to 4.32% from 4.93% in the prior year.

      Other operating costs and expenses increased $237.1 million from the prior year, driven by an increase of $147.5 million in the Corporate and Other Segment driven by increases in net periodic pension costs of $32.0 million, deficiency interest of $22.4 million, $12.3 million in compensation costs, $3.3 million in pension curtailment losses and administrative service contracts of $4.6 million. In addition, Signature Fruit operating expenses increased $16.5 million. Signature Fruit other operating costs and expenses were $257.8 million in 2003 and $241.3 million in the prior year. The Maritime Life Segment other operating costs and expenses increased $75.6 million driven by the addition of costs in the acquired businesses and lower reinsurance allowances partially offset by lower general operating expenses in the group life and health business. The Protection Segment other operating costs and expenses increased $8.1 million driven by general insurance expenses and amortization of intangibles related to the Allmerica acquisition. G&SFP Segment other operating costs and expenses increased $21.5 million on higher advertising, compensation and commission costs. Asset Gathering Segment other operating costs and expenses decreased $19.7 million driven by lower commission expenses in the mutual fund business.

      Amortization of deferred policy acquisition costs decreased 9.9%, or $34.7 million, from the prior year. The decrease in amortization of deferred policy acquisition costs was primarily due to the $64.0 million Q3 2002 Unlocking of the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Company's deferred policy acquisition costs (DAC) asset, which increased amortization of the DAC asset in 2002. The Q3 2002 Unlocking of the DAC asset occurred based on changes in the future investment return assumptions and our lowering of the long-term growth rate assumption from 9% to 8%, gross of fees (which are approximately 1% to 2%). In addition, we lowered the average rates for the next five years from the mid-teens to 13%, gross of fees. The Q3 2002 Unlocking impacted the Asset Gathering and Protection Segments. See Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements and Critical Accounting Policies in this MD&A for further discussion. The decrease in amortization of DAC due to Q3 2002 Unlocking of the DAC asset was partially offset by a $26.0 million increase in amortization in the Protection Segment for growth in the long-term care insurance business and adjusting gross profit margins for term conversions in the non-traditional life insurance business.

      Dividends to policyholders decreased 3.2%, or $18.5 million from the prior year. The decrease in dividends to policyholders was driven by the Protection Segment, which decreased 8.1%, or $41.5 million. This decrease was due to the full year impact of lowering of the dividend scale on traditional life insurance products in the prior year. Partially offsetting the decrease in the dividend scale was growth in the traditional life insurance products average reserves, which increased approximately 3.3% from the prior period. Offsetting the decline in dividends in the Protection Segment was a $29.4 million increase in the Corporate and Other Segment. The increase in dividends in the Corporate and Other Segment was due to the sale of the group life business effective May 1, 2003.

      Income taxes were $376.7 million in 2003, compared to $136.7 million for 2002. Our effective tax rate was 27.9% in 2003, compared to 21.5% in 2002. The higher effective tax rate was primarily due to increased pre-tax income driven by improved net realized investment and other gains/losses, partially offset by increased affordable housing tax credits.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      The following discussion reflects the adoption of Statement of Position
(SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" for all periods subsequent to the adoption of the closed block on February 1, 2000. In addition, the following discussion includes gains and losses, both realized and unrealized, on equity securities classified as trading in benefits to policyholders, a reclassification from net investment income as part of investment returns related to equity indexed universal life insurance policies sold at Maritime Life, otherwise these gains and losses are included in net realized investment and other gains (losses). In addition, the discussion below reflects the Company's organizational changes within the Corporate and Other Segment that resulted in reporting the Maritime Life business as its own operating segment for the first time. The reclassifications associated with the realignment of the operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life, or Corporate and Other Segments, other than to display these businesses separately.

      Consolidated income before income taxes and cumulative effect of accounting changes decreased 23.0%, or $189.9 million, from the prior year. The decrease in consolidated income before income taxes was driven by $454.7 million in net realized investment and other losses for the year ended December 31, 2002, compared to $249.1 million in net realized investment and other losses in the prior year. The $454.7 million in net realized investment and other losses in 2002 are net of $23.3 million in net realized investment and other losses allocated to the participating pension contractholders and $11.9 million in net realized investment and other losses allocated to the policyholder dividend obligation in 2002. Net realized investment and other losses in the current period were driven by losses recognized on other than temporary declines in value of fixed maturity securities of $620.7 million (including impairment losses of $582.5 million and $38.2 million of previously recognized gains where the bond was part of a hedging relationship). The largest impairments were write-downs on United Airlines of approximately $99 million, US Airways of approximately $42 million, NRG Energy of approximately $46 million, PG&E National Energy Group of approximately $32 million, Wilton Trust of approximately $32 million, Petroleum Geo-Services of approximately $28 million, Power Facilities of approximately $19 million, Corporate Durango of approximately $17 million, WorldCom of approximately $12 million, Autopistas Del Sol of approximately $12 million and Aguas Argentina of approximately $10 million. Additional losses were recorded for other than temporary declines in the equity in collateralized bond obligations of $61.9 million and other equity securities of $30.8 million during 2002 (See General Account Investments in this MD&A).

      The Company incurred losses on disposal of fixed maturity securities of $119.2 million, losses on the disposal of real estate investments of $39.0 million, losses on the disposal of equity securities of $28.9 million, losses on the disposal of other invested assets of $13.0 million and losses on disposal of mortgage loans on real estate of $1.2 million. Gains were realized on the disposal of fixed maturity securities of $191.4 million, gains on disposal of equity securities of $153.9 million, gains on the sale of interest rate floors of $63.8 million, gains on disposal of mortgage loans on real estate of $55.8 million, gains on disposal of real estate of $13.0 million and gains on disposal of other invested assets of $10.7 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      The decrease in income before income taxes and cumulative effect of accounting changes was primarily attributable to decreases of $135.1 million in the Guaranteed and Structured Financial Products (G&SFP) Segment, a decrease of $116.8 million in the Corporate and Other Segment, and a decrease of $12.0 million in the Investment Management Segment. These decreases in income before income taxes and cumulative effect of accounting changes were partially offset by an increase of $45.7 million in the Maritime Life Segment, $18.0 million in the Protection Segment, and a $10.3 million increase in the Asset Gathering Segment. The decrease in the G&SFP Segment was primarily due to net realized investment and other losses, which increased $196.6 million, and lower net investment income, which decreased $120.5 million driven by floating interest rates. These decreases in income were partially offset by lower reserves. The decrease in the Corporate and Other Segment was primarily due to a $54.4 million increase in net realized investment and other losses and a $46.7 million decrease in net investment income. The decrease in the Investment Management Segment is driven by a $13.5 million decrease in net investment income and a $3.1 million decrease in management advisory fees due to lower assets under management, partially offset by a decrease in operating expenses driven by lower interest expense. The Protection Segment experienced an increase in income before income taxes and cumulative effect of accounting changes primarily driven by an increase of $17.9 million in universal life product fees, primarily due to growth in non-traditional life insurance products. In addition, the Asset Gathering Segment's income before income taxes and cumulative effect of accounting changes increased due to a decrease in operating costs and expenses, driven by cost savings in the mutual fund business and company wide cost reduction programs.

      Premium revenue decreased 12.3%, or $474.2 million, from the prior year. The decrease was primarily due to a $603.9 million decrease in premiums in the G&SFP Segment, driven by a decrease in the single premium annuity business with a corresponding decrease in benefits to policyholders. Premiums decreased on lower sales of single premium annuities, which fell 92.7%, or $750.7 million, from the prior year due to the sale of three large single premium annuity contracts totaling $794.1 million in 2001 which did not recur in 2002. We continue to look for opportunistic sales in the single premium annuity market where our pricing standards are met. The decrease in premiums in the G&SFP Segment was partially offset by premium growth in the Protection Segment of $137.9 million driven primarily by long-term care insurance premiums, which increased 16.1%, or $109.0 million, and traditional life insurance premiums which increased 2.9%, or $29.0 million.

      Universal life and investment-type product fees increased 5.5%, or $42.7 million, from the prior year. These product fees consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to growth in average account values in universal life insurance products and variable life insurance product fee increases.

      Net investment income decreased $10.8 million from the prior year. The decrease was primarily the result of lower yields, partially offset by asset growth and lower investment expenses. Overall, the 2002 yield, net of investment expenses, on the general account portfolio decreased to 6.24% from 7.09% in the prior year. The lower portfolio yield was driven primarily by the sharp drop in short-term interest rates during the year, which impacts floating rate investments, and lowers yields on investment acquisitions. The change in yields were impacted by the following drivers:

      o As of December 31, 2002, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2002, approximately 90% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 10% of exposure is in floating-rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 60 basis points in 2002 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2002, this dilutive effect was 10 basis points, compared to 8 basis points in 2001. However, adjusting for taxes, these investments increased the Company's after-tax earnings by $7.9 million in 2002 relative to 2001.

      o Due to the late timing of the transaction, the previously described acquisition of the Allmerica fixed universal life insurance business in December 2002, resulted in an increase of $0.5 billion in invested assets, which reduced 2002 net investment income yields by 3 basis points. The assets related to the transaction were recorded on the last day of the year. Consequently, the Company earned no investment income on these assets in 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      o The inflow of new cash for the year ending December 31, 2002 was invested at market rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at market rates less favorable than those available in 2001 also contributed to the decline in yields.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2002, weighted-average invested assets grew $7,453.2 million, or 13.4%, from the prior year. In addition, investment expenses were reduced $14.4 million in 2002 compared to the prior year. Also included are reductions in corporate operating expenses and in depreciation expenses associated with the planned sale of the Company's Home Office real estate.

      Net realized investment and other losses increased 82.5%, or $205.6 million, from the prior year. The increase was driven by other than temporary declines in value of fixed maturity securities of $620.7 million (including impairment losses of $582.5 million and $38.2 million of previously recognized gains where the bond was part of a hedging relationship), the largest of which were on securities issued by United Airlines, US Airways, Enron and affiliates, NRG Energy Group, among others; additional detail is provided previously and in General Account Investments in this MD&A. The Company also incurred losses on the other than temporary declines in value of the equity in collateralized bond obligations of $61.9 million and other equity securities of $30.8 million. For additional analysis regarding net realized investment and other losses, see General Account Investments in this MD&A.

      Investment management revenues, commissions, and other fees decreased 11.8%, or $73.7 million, from the prior year. The decrease in fee revenue was the result of lower average assets under management. Average assets under management decreased 4.9%, or $2,094.7 million, compared to the prior year. Underwriting and distribution fees decreased 12.0%, or $27.8 million, primarily due to the decrease in front-end load mutual fund sales, and accordingly, commission revenue and distribution fees. Mutual fund advisory fees declined 14.2%, or $25.3 million, in 2002 primarily due to lower average assets under management.

      Other revenue increased 37.1%, or $69.2 million, from the prior year. The increase in other revenue is due to the Signature Fruit transaction in 2001, and is offset by Signature Fruit's expenses in other operating costs and expenses. The increase in revenues is due to the inclusion of the results of Signature Fruit for the nine months subsequent to the transaction in 2001. Signature Fruit is included in other revenue for all of 2002. Signature Fruit, a subsidiary of the Company as of April 2, 2001, acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association. The revenues and expenses of Signature Fruit are included in the Company's income statement in other revenue and other operating costs and expenses, respectively. Signature Fruit generated $235.9 million and $177.8 million in revenue in the years ended December 31, 2002 and 2001, respectively.

      Benefits to policyholders decreased 8.8%, or $517.0 million, from the prior year. The decrease in benefits to policyholders was driven by a decrease in the G&SFP Segment of 34.4%, or $800.9 million. Benefits to policyholders in G&SFP Segment spread-based products decreased 36.5%, or $773.3 million, from the prior year, due to lower sales of single premium annuity contracts, combined with lower interest credited on account balances. Interest credited decreased 12.8%, or $158.7 million, from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $10 billion of liabilities with floating rates and new business added at current market rates. The average crediting rate fell to 4.93% from 6.35% in the prior year. Partially offsetting the decrease in benefits to policyholders in the G&SFP Segment was an increase in the Protection Segment of 11.1%, or $208.8 million, primarily due to growth in the long-term care insurance business where the Company increased reserves for premium growth and higher claim volume. In addition, benefits to policyholders increased in the non-traditional life insurance business due to growth in the in-force. The non-traditional life insurance business had an increase in benefits to policyholders of 23.1%, or $55.8 million, primarily due to a $33.5 million increase in interest credited on higher current year account balances, and also driven by a $15.3 million increase in death claims, net of reserves released.

      Other operating costs and expenses decreased $3.0 million from the prior year, despite an increase of $58.2 million in other operating costs and expenses related to Signature Fruit and an increase of $28.3 million in interest expense on debt, both of which were included in only part of the prior year's results. The decrease in expenses was primarily due to cost containment measures. The Asset Gathering Segment other operating costs and expenses decreased $75.6 million driven by lower salary and commission expense in the mutual fund business. In addition, other operating costs and expenses decreased $5.9 million in the Investment Management Segment driven by lower interest expense from lower average levels of warehoused commercial mortgages held for sale and lower average interest rates during 2002. Included in other operating costs and expenses was $241.3 million in operating costs of Signature Fruit in 2002. The increase in Signature Fruit other operating costs and expenses is due to their inclusion in the 2002 results for the full year while included only for nine months in 2001 after its formation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Amortization of deferred policy acquisition costs increased 14.1%, or $43.4 million, from the prior year. The increase in amortization of deferred policy acquisition costs was primarily due to the $64.0 million Q3 2002 Unlocking of the Company's deferred policy acquisition costs (DAC) asset, which increased amortization of the DAC asset. Amortization of deferred policy acquisition costs increased due to the Q3 2002 Unlocking of the DAC asset based on changes in the future investment return assumptions and lowering the long-term growth rate assumption from 9% to 8%, gross of fees (which are approximately 1% to 2%). In addition, we lowered the average rates for the next five years from the mid-teens to 13%, gross of fees. We also increased certain fee rates on these policies (the VST fee increase). These changes in assumptions resulted in the Q3 2002 Unlocking of the DAC asset, which impacted the Asset Gathering and Protection Segments (See Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements and Critical Accounting Policies in this MD&A).

      Dividends to policyholders increased 2.5%, or $14.1 million from the prior year. The increase in dividends to policyholders was driven by the Protection Segment, which increased 2.3%, or $11.6 million. This increase was due to the lowering of the dividend scale during the year partially offset by growth in reserves and aging of the in-force business on traditional life insurance products. Traditional life insurance products average reserves increased approximately 4.2% from the prior period.

      Income taxes were $136.7 million in 2002, compared to $214.6 million for 2001. Our effective tax rate was 21.5% in 2002, compared to 26.0% in 2001. The lower effective tax rate was primarily due to beneficial impact of additional option contracts under the lease residual management strategy, a decrease in the provision for prior year Federal income tax audit issues, and increased affordable housing tax credits.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Results of Operations by Segment

      We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment and other gains and losses and unusual or non-recurring events and transactions. In addition, we believe most investors and analysts that follow our industry also measure results on the same basis. Total segment after-tax operating income is a non-GAAP measure which is determined by adjusting GAAP net income for net realized investment and other gains and losses, and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of total segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, total segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                            For the Years Ended December 31,
                                                            --------------------------------
                                                               2003      2002      2001
                                                            --------------------------------
                                                                     (in millions)
Segment Data:(1)
Segment after-tax operating income (loss):
Protection Segment ......................................   $  351.5  $  308.5   $ 298.7
Asset Gathering Segment .................................      194.3     130.7     148.3
                                                            --------------------------------
      Total Retail Segments .............................      545.8     439.2     447.0
                                                            ================================
Guaranteed and Structured Financial Products Segment ....      321.7     285.4     244.2
Investment Management Segment ...........................       29.8      21.2      29.8
                                                            --------------------------------
      Total Institutional Segments ......................      351.5     306.6     274.0
                                                            ================================
Maritime Life Segment ...................................      105.1      69.0      47.9
Corporate and Other Segment .............................      (53.3)     11.4      36.8
                                                            --------------------------------
      Total segment after-tax operating income ..........      949.1     826.2     805.7
                                                            ================================
After-tax adjustments:(1)
Net realized investment and other gains (losses), net (1)       23.1    (296.7)   (160.7)
Class action lawsuit ....................................         --     (19.5)    (19.5)
Restructuring charges ...................................         --     (10.5)    (27.4)

Surplus tax .............................................         --        --      13.4
                                                            --------------------------------
      Total after-tax adjustments .......................       23.1    (326.7)   (194.2)
                                                            ================================
GAAP Reported:
Income before cumulative effect of accounting changes ...      972.2     499.5     611.5

Cumulative effect of accounting changes, net of tax .....     (166.2)       --       7.2
                                                            --------------------------------
      Net income ........................................   $  806.0  $  499.5  $  618.7
                                                            ================================

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Adjustments to GAAP Reported Net Income

      Our GAAP reported net income was significantly affected by net realized investment and other gains and losses and unusual or non-recurring events and transactions presented above as after-tax adjustments. A description of these adjustments follows.

      In all periods, net realized investment and other gains (losses), except for gains and losses from mortgage securitizations have been excluded from segment after-tax operating income because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. Net realized investment and other gains and losses from mortgage securitizations were not excluded from segment after-tax operating income because we view the related gains and losses as an integral part of the core business of those operations.

      Net realized investment and other gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses), (2) the portion of net realized investment and other gains (losses) credited to certain participating contractholder accounts and (3) the portion of net realized investment and other gains (losses) credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the years presented.

                                                                                     For the Years Ended December 31,
                                                                                   ----------------------------------
                                                                                       2003       2002        2001
                                                                                   ----------------------------------
                                                                                              (in millions)
Net realized investment and other gains (losses) ................................   $ (17.5)   $ (524.5)   $ (250.2)
Add amortization of deferred policy acquisition costs related to net realized
   investment and other gains (losses) ..........................................      (9.0)       34.6        26.4
Add amounts credited to participating pension contractholder accounts ...........       1.6        23.3       (42.3)
Add amounts credited to the closed block policyholder dividend obligation .......      58.5        11.9        17.0
                                                                                   ----------------------------------
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and amounts credited to the closed block policyholder dividend
   obligation per consolidated financial statements .............................      33.6      (454.7)     (249.1)
Less net realized investment and other (gains) attributable to mortgage
   securitizations ..............................................................     (11.5)       (0.9)       (3.2)
                                                                                   ----------------------------------
Net realized investment and other gains (losses), net--pre-tax adjustment to
   calculate segment operating income ...........................................      22.1      (455.6)     (252.3)
Less income tax effect ..........................................................       1.0       158.9        91.6
                                                                                   ----------------------------------
Net realized investment and other gains (losses), net--after-tax adjustment to
   calculate segment operating income ...........................................   $  23.1    $ (296.7)   $ (160.7)
                                                                                   ==================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $3.2 million and $11.9 million at December 31, 2003 and 2002, respectively. Costs incurred related to the settlement were $19.5 million, after-tax, in 2001. No such costs were incurred in 2003, or 2002. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

      During 2002 and 2001, we incurred restructuring charges as part of a plan to reduce costs and increase future operating efficiency by consolidating portions of our operations. The plan consists primarily of reducing staff in the Home Office.

      We had been subject to the surplus tax imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. Since then, as a stock company, we are no longer subject to the surplus tax and have excluded it from segment after-tax operating income in all periods.

Amortization of Goodwill

      The excess of cost over the fair value of the net assets of businesses acquired was $345.0 million and $254.6 million and at December 31, 2003 and 2002, respectively. Prior to 2002, goodwill was amortized, (with the exception of Royal & Sun Alliance Financial which was acquired on October 1, 2001), pursuant to Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142), on a systematic basis over periods not exceeding 40 years, which periods corresponded with the benefits estimated to be derived from the acquisitions. Accumulated amortization and other changes was $79.5 million and $79.5 million at December 31, 2003 and 2002, respectively Amortization expense included in other operating costs and expenses was $16.4 million, in 2001. No amortization of goodwill occurred in 2003 or 2002 pursuant to current accounting guidance. Annually, the Company evaluates goodwill for impairment using valuations of reporting units annually, or whenever significant events or changes indicate an impairment may exist. If the fair value analysis did not support the goodwill recorded, an impairment would be recognized resulting in a charge to current operations to reduce the carrying value of the goodwill to its fair value.

The following table shows the amount of goodwill amortization by applicable segment:

                                                                                        For the Years Ended December 31,
                                                                                        ----------------------------------
                                                                                           2003       2002       2001
                                                                                        ----------------------------------
                                                                                                  (in millions)
Amortization of Goodwill:
Protection Segment..................................................................        --         --      $   4.0
Asset Gathering Segment.............................................................        --         --          6.8
                                                                                        ----------------------------------
      Total Retail Segments.........................................................        --         --         10.8
Guaranteed and Structured Financial Products Segment................................        --         --           --
Investment Management Segment.......................................................        --         --          0.5
                                                                                        ----------------------------------
          Total Institutional Segments..............................................        --         --          0.5
Maritime Life Segment...............................................................        --         --          5.0
Corporate and Other Segment.........................................................        --         --          0.1
                                                                                        ----------------------------------
      Total goodwill amortization expense...........................................        --         --       $ 16.4
                                                                                        ==================================

      Goodwill was not amortized for acquisitions completed subsequent to June 30, 2001, pursuant to the adoption of SFAS No. 141, "Business Combinations." See
Note 1--Summary of Significant Accounting Policies and Note 17--Goodwill and Other Intangible Assets to the consolidated financial statements.

Segment Allocations

      We allocate surplus to the segments in amounts sufficient to support the associated liabilities of each segment and to maintain capital levels consistent with the overall business segment and corporate strategies. Allocations of net investment income are based on the assets owned by each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocation utilizing time studies, and other allocation methodologies.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Protection Segment. The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                                      For the Years Ended December 31,
                                                                                    ------------------------------------
                                                                                        2003        2002        2001
                                                                                    ------------------------------------
                                                                                               (in millions)
Operating Results:
Revenues
      Premiums ...................................................................   $  1,963.5  $  1,826.0  $  1,688.1
      Universal life and investment-type product fees ............................        477.1       441.8       423.9
      Net investment income ......................................................      1,434.4     1,326.6     1,264.7
      Other revenue ..............................................................          7.7         1.3         8.4
                                                                                    ------------------------------------
                Total revenues ...................................................      3,882.7     3,595.7     3,385.1

Benefits and expenses
      Benefits to policyholders ..................................................      2,299.9     2,076.8     1,882.2
      Other operating costs and expenses .........................................        375.1       343.6       357.6
      Amortization of deferred policy acquisition costs, excluding amounts related
         to net realized investment and other gains (losses) .....................        211.7       185.7       182.2
      Dividends to policyholders .................................................        470.0       511.5       499.9
                                                                                    ------------------------------------
                Total benefits and expenses ......................................      3,356.7     3,117.6     2,921.9
                                                                                    ------------------------------------
Segment pre-tax operating income(1) ..............................................        526.0       478.1       463.2
Income taxes .....................................................................        174.5       169.6       164.5
                                                                                    ------------------------------------
Segment after-tax operating income(1) ............................................        351.5       308.5       298.7
After-tax adjustments:(1)
      Net realized investment and other (losses) gains, net ......................        (18.5)      (41.5)      (62.2)
      Class action lawsuit .......................................................           --       (18.7)         --
      Restructuring charges ......................................................           --        (5.7)       (4.4)
      Surplus tax ................................................................           --          --         9.6
                                                                                    ------------------------------------
                Total after-tax adjustments ......................................        (18.5)      (65.9)      (57.0)
                                                                                    ------------------------------------
GAAP Reported:
Income before cumulative effect of accounting changes ............................        333.0       242.6       241.7
      Cumulative effect of accounting changes, net of tax ........................         (6.2)         --        11.7
                                                                                    ------------------------------------
Net income .......................................................................   $    326.8  $    242.6  $    253.4
                                                                                    ====================================
      Amortization of goodwill, net of tax .......................................           --          --         2.7
                                                                                    ------------------------------------
Net income before amortization of goodwill .......................................   $    326.8  $    242.6  $    256.1
                                                                                    ====================================
Other Data:
Segment after-tax operating income (loss)
      Non-traditional life (variable life and universal life) ....................   $    152.9  $    120.5  $    121.0
      Traditional life ...........................................................        104.7       110.7       107.8
      Long-term care .............................................................         83.9        80.7        73.0
      Federal long-term care(2) ..................................................          6.0         0.9          --
      Other ......................................................................          4.0        (4.3)       (3.1)
Statutory premiums(3)
      Variable life ..............................................................        788.9       926.8       948.5
      Universal life .............................................................        530.5     1,130.9       456.1
      Traditional life ...........................................................        968.8     1,035.9       997.3
      Long-term care .............................................................      1,074.3       786.4       661.5

-----------
(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) In 2002, during its start-up phase, the Federal long-term care insurance business was reported in the Corporate and Other Segment. Effective January 1, 2003, the business and its prior year results were reclassified from the Corporate and Other Segment to the Protection Segment.
(3) Statutory data has been derived from the annual statements of John Hancock Life Insurance Company (formerly John Hancock Mutual Life Insurance Company), John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company (formerly John Hancock Life Insurance Company of America), and John Hancock Reassurance Company Ltd. as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices. Universal life statutory premiums include a $639.7 million deposit related to the acquisition of Allmerica's

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      fixed universal life insurance business in 2002. Long-term care premiums include $15.1 million in Federal long-term care premiums previously reported in the Company's Corporate and Other Segment in 2002.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Segment after-tax operating income increased 13.9%, or $43.0 million, from the prior year. Non-traditional life insurance business after-tax operating income increased 26.9%, or $32.4 million, primarily due to increased universal life and product-type fee income and increased net investment income partially offset by increased benefits to policyholders. Long-term care insurance business after-tax operating income increased 4.0%, or $3.2 million, resulting from increased premiums, and higher net investment income, partially offset by higher benefits and expenses and higher amortization of deferred policy acquisition costs. Traditional life insurance business after-tax operating income decreased 5.4%, or $6.0 million, primarily due to run-off of the closed block. Federal long-term care insurance business after-tax operating income increased $5.1 million from the prior year, which was its start up year.

      Revenues increased 8.0%, or $287.0 million. Premiums increased 7.5%, or $137.5 million, primarily due to long-term care insurance premiums, which increased 22.8%, or $179.4 million, driven by business growth from higher sales and continued lower lapses. This increase was partially offset by a 4.0%, or $42.0 million decrease in premiums in the traditional life insurance business due to the run-off of the closed block. Universal life and investment-type product fees increased 8.0%, or $35.3 million, primarily due to a $38.3 million increase in the cost of insurance fees resulting from growth in the existing business and from the addition of Allmerica block of business assumed as of December 31, 2002. Segment net investment income increased 8.1%, or $107.8 million, primarily due to a 14.6% increase in average asset balances, partially offset by a 42 basis point decrease in yields.

      Benefits and expenses increased 7.7%, or $239.1 million. Benefits to policyholders increased 10.7%, or $223.1 million, primarily due to growth in both the long-term care insurance business and non-traditional life insurance business in force. Long-term care insurance benefits to policyholders increased 26.6%, or $189.1 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. The long-term care insurance business claims are being incurred at an aggregate rate lower than assumed in calculating the reserves of the business. Long-term care insurance business policies have increased to 706.2 thousand from 604.2 thousand in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of 9.4%, or $27.4 million, primarily due to a $53.0 million increase in interest credited on higher current year account balances. This increase was partially offset by a $17.9 million decrease in reserves due primarily to lower reserves on term conversions and a $7.7 million decrease in death claims, net of reserves released. Other operating costs and expenses increased 9.2%, or $31.5 million, primarily due to increases in general insurance expenses, primarily compensation-related, and higher amortization of the intangibles related to the acquisition of the Allmerica business as of December 31, 2002. Amortization of deferred policy acquisition costs increased 14.0%, or $26.0 million, primarily due to a $23.8 million increase from growth in the long-term care insurance business, and an $8.8 million increase in the non-traditional life business. The non-traditional increase of $8.8 million is $19.2 million higher due to adjusting gross profit margins for term conversions and $17.5 million higher due to normal amortization and true-ups primarily for lower lapse and higher separate account performance in the current year, and is offset by $27.9 million lower DAC amortization because of the prior period's unlocking of the DAC asset (See Critical Accounting Policies in this MD&A). These increases were partially offset by a $6.7 million decrease in the traditional life insurance business amortization of deferred policy acquisition costs due to lower contributions from the closed block. Dividends to policyholders decreased 8.1%, or $41.5 million, primarily due to a dividend scale cut on traditional life insurance products. The Segment's effective tax rate on operating income was 33.2% compared to 35.5% for the prior year. The decrease was primarily due to an increase in affordable housing tax credits, a decrease in the deficiency charge, and a net change in permanent differences.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income increased 3.2%, or $9.8 million, from the prior year. Traditional life insurance business after-tax operating income increased 2.6%, or $2.9 million, primarily due to increased premiums and lower amortization of deferred acquisition costs offset by increased benefits to policyholders and lower net investment income. Long-term care insurance business after-tax operating income increased 10.5%, or $7.7 million, resulting from growth in the business and improved unit expenses. Non-traditional life insurance business after-tax operating income decreased 0.4%, or $0.5 million, primarily due to higher amortization of deferred policy acquisition costs driven by the Q3 2002 Unlocking of the deferred policy acquisition costs (DAC) asset and higher benefits to policyholders, partially offset by increased universal life and product-type fee income and lower operating costs and expenses. Increased net investment income more than offset increased interest credited, resulting in higher universal life spread on the growing block of business.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Revenues increased 6.2%, or $210.6 million. Premiums increased 8.2%, or $137.9 million, primarily due to long-term care insurance premiums, which increased 16.1%, or $109.0 million, driven by continued growth in the business. In addition, traditional life insurance premiums increased 2.9%, or $29.0 million, primarily due to the return of renewal premiums in the prior year of $34.4 million as part of the resolution of the class action lawsuit, offset by a corresponding change in the benefit reserves. Universal life and investment-type product fees increased 4.2%, or $17.9 million due primarily to increased expense charges of $11.8 million. Segment net investment income increased 4.9%, or $61.9 million, primarily due to a 10.8% increase in average account balances, partially offset by a 41 basis point decrease in yields.

      Benefits and expenses increased 6.7%, or $195.7 million. Benefits to policyholders increased 10.3%, or $194.6 million, primarily due to growth in the long-term care insurance business and non-traditional life insurance business in force. Long-term care insurance benefits and expenses increased 19.1%, or $137.2 million, primarily due to additions to reserves for premium growth and higher claim volume driven by business growth. Long-term care insurance business average policies have increased to 604.2 thousand from 538.7 thousand in the prior year and open claims increased to 5,449 from 4,483 in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of 21.4%, or $51.7 million, primarily due to a $33.5 million increase in interest credited on higher current year account balances, and also driven by a $15.3 million increase in death claims, net of reserves released. Other operating costs and expenses decreased 3.9%, or $14.0 million primarily due to a decrease of $8.3 million in operating expenses primarily due to expense reductions. Amortization of deferred policy acquisition costs increased 1.9%, or $3.5 million, primarily due to the non-traditional life insurance business driven by the $27.9 million Q3 2002 Unlocking of DAC asset (See Note 1--Summary of Significant Accounting Policies in the notes to the unaudited financial statements and the Critical Accounting Policies in this MD&A). This was offset by a decrease in amortization of deferred policy acquisition costs in the traditional life insurance business of $19.7 million, due to improved persistency of term insurance, and lower margins. Dividends to policyholders increased 2.3%, or $11.6 million, due to a higher dividend scale and aging of the in-force business on traditional life insurance products. The Segment's effective tax rate on operating income was 35.5% for both 2002 and 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                        For the Years Ended December 31,
                                                                         2003       2002        2001
                                                                      -----------------------------------
                                                                                (in millions)
Operating Results:
Revenues
     Premiums .....................................................   $   35.3    $   29.2    $   74.8
     Investment-type product fees .................................      116.8       118.6       125.6
     Net investment income ........................................      710.1       575.7       498.5
     Investment management revenues, commissions, and other fees ..      388.8       423.2       477.9
     Other revenue (expense) ......................................        3.4         1.1        (0.3)
                                                                      --------    --------    ---------
         Total revenues ...........................................    1,254.4     1,147.8     1,176.5

Benefits and expenses
     Benefits to policyholders ....................................      500.7       446.7       441.6
     Other operating costs and expenses ...........................      356.8       366.5       445.9
     Amortization of deferred policy acquisition costs, net .......      111.4       140.5        75.0
     Dividends to policyholders ...................................        0.1         0.1         0.1
                                                                      --------    --------    ---------
         Total benefits and expenses ..............................      969.0       953.8       962.6
                                                                      --------    --------    ---------
Segment pre-tax operating income (1) ..............................      285.4       194.0       213.9

Income taxes ......................................................       91.1        63.3        65.6
                                                                      --------    --------    ---------
Segment after-tax operating income (1) ............................      194.3       130.7       148.3

After-tax adjustments (1):
     Net realized investment and other (losses) gains, net ........      (30.2)      (25.7)      (34.7)
     Restructuring charges ........................................         --        (6.1)      (17.6)
     Surplus tax ..................................................         --          --         0.2
                                                                      --------    --------    ---------
         Total after-tax adjustments ..............................      (30.2)      (31.8)      (52.1)
                                                                      --------    --------    ---------
GAAP Reported:
Income before cumulative effect of accounting changes .............      164.1        98.9        96.2
     Cumulative effect of accounting changes, net of tax ..........       (4.5)         --        (0.5)
                                                                      --------    --------    ---------
Net income ........................................................   $  159.6    $   98.9    $   95.7
                                                                      ========    ========    =========
     Amortization of goodwill, net of tax .........................         --          --         4.5
                                                                      --------    --------    ---------
Net income before amortization of goodwill ........................   $  159.6    $   98.9    $  100.2
                                                                      ========    ========    =========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                                                         For the Years Ended December 31,
                                                          2003       2002         2001
                                                      -------------------------------------
                                                                  (in millions)
Other Data:
Segment after-tax operating income
     Annuity ......................................   $   140.3   $    73.4   $    90.3
     Mutual funds .................................        50.3        52.1        55.5
     Other ........................................         3.7         5.1         2.5
Annuity premiums and deposits (2)
     Fixed ........................................     2,319.4     2,668.0     1,463.5
     Variable (3) .................................       405.1       746.1       639.6
Mutual fund assets under management, end of year ..    29,289.9    25,810.3    29,285.8

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Statutory data have been derived from the annual statements of John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.
(3) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million and $1,910.5 million, respectively, for the years ending December 31, 2002 and 2001. No such exchanges took place in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Segment after-tax operating income increased 48.7%, or $63.6 million, from the prior year. The increase in segment after-tax operating income was driven by a $34.6 million increase in the variable annuity business. The growth in the variable annuity business was driven by improved separate account performance in the current period. Separate accounts experienced a 19.9% return in 2003 compared to a negative return of 14.6% in 2002. The poor separate account performance in 2002 resulted in a one time unlocking of the deferred policy acquisition cost asset of $36.1 million in the prior year. Partially offsetting the decrease in the amortization of the deferred policy acquisition costs was a $10.5 million increase in operating expenses and a decrease of $6.9 million in universal life and investment product fees. The increase in segment after-tax operating income was also driven by a $32.3 million increase in the fixed annuity business, as net investment income increased 22.9%, or $129.0 million, on higher assets under management, and was partially offset by an increase in benefits to policyholders of $57.9 million driven by interest credited on higher average account values. Mutual fund business after-tax operating income was $50.3 million, declining 3.5%, or $1.8 million, primarily due to a 7.8%, or $23.8 million, decrease in management advisory fees, offset by a 28.0%, or $24.6 million, decrease in commissions. After-tax operating income for Essex, a distribution subsidiary primarily serving the financial institution channel, decreased $0.3 million. Signature Services after-tax operating income decreased $0.3 million and Signator Investors after-tax operating income decreased $0.2 million.

      Revenues increased 9.3%, or $106.6 million, from the prior year. The increase in revenue was due to a $134.4 million increase in net investment income, driven by the annuity business, offset by a $34.4 million decrease in investment management revenues and other fees. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 31.6% to $10,157.5 million while the average investment yield decreased 61 basis points. Investment-type product fees decreased 1.6%, or $1.9 million, including a $6.9 million decrease in the variable annuity business, mostly due to a decline in the average fund values of 5.2%, or $300.3 million, to $5,512.5 million from the prior year. Fixed annuity investment-type product fees increased $5.0 million generally due to higher average account values. For variable annuities the mortality and expense fees as a percentage of average account balances was 1.29% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 8.1%, or $34.4 million from the prior year due to a shift in the product mix. Average mutual fund assets under management were $27,159.7 million, an increase of $356.4 million, or 1.3% from the prior year. The increase in average mutual fund assets under management is primarily due to market appreciation of $4,009.4 million since December 31, 2002. The mutual fund business experienced net redemptions of $246.9 million during 2003, compared to net deposits of $379.1 million in the prior year, a decline of $626.0 million. This change was due to a decrease in deposits and reinvestments of $236.6 million and an increase in redemptions and withdrawals of $437.4 million. The decrease in deposits and reinvestments was driven by a decline in institutional advisory account sales of $527.2 million, partially offset by increases in retail open-end funds of $95.8 million, closed-end funds of $197.6 million and private managed account sales of $102.2 million. The increase in redemptions and withdrawals was

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


caused by an increase in institutional advisory account redemptions of $916.7 million, partially offset by a decrease in open-end retail mutual fund redemptions of $490.5 million. Investment advisory fees decreased 1.9%, or $2.8 million, to $149.4 million, from the prior period and were 0.55% and 0.57% of average mutual fund assets under management for the years ended December 31, 2003 and 2002. Underwriting and distribution fees decreased 11.3%, or $23.3 million, to $181.4 million compared to the prior period, primarily due to a decrease in contingent deferred sales charges on a decline in open-end mutual fund class B share redemptions. Rule 12b-1 fee revenue also declined due to lower eligible assets under management. The decrease also included a $7.9 million decrease in distribution and other fees. Shareholder service and other fees were $58.0 million compared to $66.3 million in the prior year.

      Benefits and expenses increased 1.6%, or $15.2 million from the prior year. Driving the increase in benefits and expenses was an increase of 12.1%, or $54.0 million, in benefits to policyholders. Benefits to policyholders increased $57.9 million in the fixed annuity business primarily due to a $40.3 million increase in interest credited on fixed annuity account balances due to higher average account balances and $9.5 million in higher reserve provisions for life-contingent immediate fixed annuity fund values on higher sales of these contract types. Offsetting the increase in benefits and expenses was a decline of $29.1 million in amortization of deferred policy costs primarily due to the variable annuity business. Amortization of deferred policy costs decreased $54.3 million from the prior year in the variable annuity business due in part to the prior year DAC unlocking of $36.1 million. In 2002, the variable annuity business experienced significant declines in the equity markets, leading to an increase in the amortization of deferred policy costs, resulting in the Q3 2002 Unlocking (See Note 1 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements and Critical Accounting Policies in this MD&A). Amortization of deferred policy costs also decreased $26.9 million due in part to higher variable annuity future profit margins associated with improved separate account performance in the current year, and increased $25.3 million due to higher fixed annuity deferred policy cost asset balances. Other operating costs and expenses decreased 2.6%, or $9.7 million, from the prior year, primarily due to the decrease in commission expense in the mutual funds business. The Segment's effective tax rate on operating income was 31.9% compared to 32.6% for the prior year. The decrease in the rate is due to an increase in affordable housing tax credits and lower dividends received deductions in the current period.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income decreased 11.9%, or $17.6 million from the prior year. The decrease in segment after-tax operating income was driven by a $31.1 million decrease in the variable annuity business. The variable annuity business suffered due to significant declines in the equity markets leading to increased amortization of deferred policy acquisition costs driven by the Q3 Unlocking (See Note 1 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements and Critical Accounting Policies in this MD&A). Partially offsetting the losses in the variable annuity business was growth of 20.7%, or $14.3 million, in after-tax operating income in the fixed annuity business driven by higher net investment income, partially offset by higher interest credited on account balance growth. Mutual fund segment after-tax operating income was $52.1 million, declining 6.1% or $3.4 million primarily due to a 15.2%, or $55.1 million decrease in management advisory fees, partially offset by an 18.0%, or $50.2 million decrease in operating expenses. After-tax operating income for Essex, a distribution subsidiary primarily serving the financial institution channel, decreased $2.3 million from $2.6 million, during the same period in 2001. First Signature Bank after-tax operating income decreased $0.6 million. Signature Services after-tax operating income increased $1.7 million, driven by an increase in management advisory fees from the same period in 2001 and continued expense management. Signator Investors after-tax operating income increased $3.8 million.

      Revenues decreased 2.4%, or $28.7 million, from the prior year. The decrease in revenue was due to a $54.7 million decline in investment management revenues driven by the mutual fund business, a $45.5 million decline in premiums in the fixed annuity business on lower life-contingent fixed annuity sales and a $6.9 million decrease in investment-type product fees, primarily in the variable annuity business on lower average fund values. These declines in revenue were partially offset by an increase of 15.5%, or $77.2 million in net investment income. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 29.1% to $7,719.2 million while the average investment yield decreased 77 basis points. Investment-type product fees decreased 5.5%, or $6.9 million, mostly due to a decline in the average variable annuity fund values of 13.9%, or $940.2 million, to $5,812.8 million from the prior year. Both market depreciation of $778.4 million and net outflows of $242.2 drove this decrease in average variable annuity fund values for the current year. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.29% and 1.22% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 11.4%, or $54.7 million from the prior year. Average mutual fund assets under management were $26,803.3, a decrease of $2,757.9 million, or 9.3% from the prior year. The decrease in average mutual fund assets under management is primarily due to market depreciation of $3,548.0 million since December 31, 2001. The mutual fund business experienced net deposits of $379.1 million during 2002, compared to net

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


deposits of $554.5 million in the prior year, a decline of $175.4 million. This change was primarily due to a decrease in deposits of $628.3 million driven by a decrease in retail open-end funds sales and institutional advisory account deposits in the current year compared to the prior year. The decrease was partially offset by $1,391.1 million in sales of the John Hancock Preferred Income series of closed-end funds, the acquisition of the U.S. Global Leaders Growth Fund, which had $238.5 million in sales and a $62.7 million increase in private managed account sales. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. Investment advisory fees decreased 14.3%, or $25.4 million, to $152.3 million, from the prior period and were 0.57% and 0.60% of average mutual fund assets under management for the years ended December 31, 2002 and 2001. Underwriting and distribution fees decreased 12.0%, or $27.8 million, to $204.7 million compared to the prior period, primarily due to a decrease in front end load mutual fund sales, resulting in a decrease of $23.3 million in fees and accordingly, commission revenue. The decrease also included a $4.5 million decrease in distribution and other fees. Shareholder service and other fees were $66.3 million compared to $46.4 million in the prior year.

      Benefits and expenses decreased 0.9%, or $8.8 million from the prior year. Driving the decrease was a decline in other operating costs and expenses of 17.8%, or $79.4 million, from the prior year, primarily due to cost savings in the mutual fund business as well as company wide cost reduction programs, which drove the decline in expenses in the other Asset Gathering segment businesses. Benefits to policyholders increased 1.2%, or $5.1 million, primarily due to a $50.4 million increase in interest credited on fixed annuity account balances due to higher average account balances and $5.2 million in higher guaranteed minimum death benefit claims, partially offset by $49.6 million lower reserve provisions for life-contingent immediate fixed annuity fund values on lower sales of these contract types. Amortization of deferred policy acquisition costs increased 87.3%, or $65.5 million, primarily due to the variable annuity business driven by the $36.1 million Q3 Unlocking of the DAC asset mentioned previously. The Segment's effective tax rate on operating income was 32.6% compared to 30.6% for the prior year. The increase in the rate is due to lower dividends received deductions in the current period associated with lower dividends received on stocks in the variable annuity separate account investment funds.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Guaranteed and Structured Financial Products Segment. The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                                      For the Years Ended
                                                                                          December 31,
                                                                              --------------------------------
                                                                                 2003       2002        2001
                                                                                 ----       ----        ----
                                                                                       ( in millions)
Operating Results:
Revenues
      Premiums ............................................................   $  466.3    $  295.9    $  899.9
      Investment-type product fees ........................................       58.3        56.0        57.3
      Net investment income ...............................................    1,695.4     1,715.1     1,835.6
      Other revenue .......................................................        1.4         0.9         0.3
                                                                              --------------------------------
           Total revenues .................................................    2,221.4     2,067.9     2,793.1
                                                                              --------------------------------
Benefits and expenses:
      Benefits to policyholders, ..........................................    1,618.1     1,527.7     2,328.7
      Other operating costs and expenses ..................................       86.5        65.0        60.1
      Amortization of deferred policy acquisition costs ...................        2.3         2.2         2.4
      Dividends to policyholders ..........................................       40.2        46.5        36.1
                                                                              --------------------------------
           Total benefits and expenses ....................................    1,747.1     1,641.4     2,427.3
                                                                              --------------------------------
Segment pre-tax operating income(1) .......................................      474.3       426.5       365.8
Income taxes ..............................................................      152.6       141.1       121.6
                                                                              --------------------------------
Segment after-tax operating income(1) .....................................      321.7       285.4       244.2
After-tax adjustments:(1)
      Net realized investment and other gains (losses), net ...............     (135.9)     (202.0)      (76.9)
      Restructuring charges ...............................................         --        (0.6)       (1.2)

      Surplus tax .........................................................         --          --         2.6
                                                                              --------------------------------
           Total after-tax adjustments ....................................     (135.9)     (202.6)      (75.5)
                                                                              --------------------------------
GAAP Reported:
Income before cumulative effect of accounting changes .....................   $  185.8        82.8       168.7
      Cumulative effect of accounting changes, net of tax .................     (155.5)         --        (1.2)
                                                                              --------------------------------
Net income ................................................................   $   30.3    $   82.8    $  167.5
                                                                              ================================
      Amortization of goodwill, net of tax ................................         --          --          --
                                                                              --------------------------------
Net income before amortization of goodwill ................................   $   30.3    $   82.8    $  167.5
                                                                              ================================
Other Data:
Segment after-tax operating income
      Spread-based products
           GIC's and funding agreements ...................................   $  209.1    $  190.7    $  163.7
           Single premium annuities .......................................       84.7        72.6        57.0
           SignatureNotes .................................................       11.5        (0.7)         --
      Fee-based products ..................................................       16.4        22.8        23.5
Premiums and deposits
      Spread-based products
           Fund-type products .............................................    2,524.6     4,067.7     4,718.8
           Single premium annuities .......................................      468.4       292.7       893.6
           SignatureNotes .................................................    1,260.1       290.2          --
           Banking Products ...............................................      245.2          --          --
           Fee-based products
                Participating contracts and conversion annuity contracts ..      852.5       529.3       468.9
                Structured Separate Accounts ..............................       54.5       483.9        77.4
                Other separate account contracts ..........................      (46.2)       53.9       139.3

-----------
(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Segment after-tax operating income increased 12.7%, or $36.3 million from the prior year. Spread-based products' 'after-tax operating income increased 16.3%, or $42.7 million from the prior year. The increase in the spread-based business is primarily due to the increase in investment spread of 13.7%, or $55.1 million from the prior year. The increase in investment spread was a result of a higher average invested asset base, which increased 9.2%, or $2.1 billion from the prior year, combined with a 5 basis point increase in the interest rate margin. The increase in interest rate margin is primarily from increased partnership income. GICs and funding agreements accounted for 65.0% of segment after-tax operating income compared to 66.8% in the prior year. On a total company basis, GICs and funding agreements accounted for 22.0% of after-tax operating income compared to 23.1% in the prior year. Fee-based products after-tax operating income decreased 28.1%, or $6.4 million from the prior year, primarily due to lower separate account risk charges and lower risk based capital.

      Revenues increased 7.4%, or $153.5 million from the prior year, largely due to an increase in premiums of 57.6%, or $170.4 million, driven by a 60.0%, or $175.7 million, increase in single premium annuities from the prior year. Net investment income decreased 1.1%, or $19.7 million from the prior year, despite growth of 9.2%, or $2.1 billion in the spread-based average invested assets. Net investment income declined due to a lower average investment yield, which fell to 5.85% from the prior year, reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $11 billion, or 43.9% of the asset portfolio, floats with market rates. In addition, new sales generate cash flows, which are invested at the current market interest rates, which have decreased from the prior year. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Investment-type product fees increased 4.1%, or $2.3 million from the prior year due to increased sale of structured settlement contracts partially offset by lower asset-based fees on separate accounts.

      Benefits and expenses increased 6.4%, or $105.7 from the prior year. The increase was primarily due to higher benefits to policyholders as a result of higher sales of single premium annuities. Benefits to policyholders for spread-based products increased 7.5%, or $100.8 million from the prior year, due to higher sales of single premium annuity contracts, partially offset by lower interest credited on account balances. Interest credited decreased 5.5%, or $59.7 million, from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $11 billion of liabilities with floating rates and new business added at current market rates. The average crediting rate fell to 4.32% from 4.93% in the prior year. Other operating costs and expenses increased 33.1%, or $21.5 million from the prior year. This increase was driven by higher advertising costs, compensation costs and commissions on structured settlement sales, partially offset by lower state taxes, licenses, and fees. Dividends to policyholders decreased 13.5%, or $6.3 million from the prior year. The segment's effective tax rate on operating income was 32.2% compared to 33.1% in the prior year.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income increased 16.9%, or $41.2 million from the prior year. Spread-based products after-tax operating income increased 19.0%, or $41.9 million from the prior year. The increase in the spread-based business is primarily due to the increase in investment spreads of 17.2%, or $59.1 million from the prior year. The increase in investment spreads was a result of a higher average invested asset base, which increased 13.3%, or $2.7 billion from the prior year, combined with an 8 basis point increase in the interest rate margin. The increase in interest rate margin is a result of income earned on limited partnership and mortgage investments in the current period. GICs and funding agreements accounted for 66.8% of segment after-tax operating income compared to 67.0% in the prior year. On a total company basis, GICs and funding agreements accounted for 23.1% of after-tax operating income compared to 20.3% in the prior year. Fee-based products after-tax operating income decreased $0.7 million from the prior year, primarily due to lower risk based capital and lower separate account risk charges.

      Revenues decreased 26.0%, or $725.2 million from the prior year, largely due to a decrease in premiums of 67.1%, or $604.0 million, driven by a $743.4 million decrease in single premium annuities premiums from the prior year. Premiums decreased on lower sales of single premium annuities, which fell 92.7%, or $750.7 million, from the prior year. We continue to look for opportunistic sales in the single premium annuity market where our pricing standards are met. Partially offsetting the decrease in premiums on single premium annuities was an increase of 221.5%, or $138.0 million in premiums on structured settlement products from the prior year. Net investment income decreased 6.6%, or $120.5 million from the prior year, despite growth of 13.3%, or $2.7 billion in the spread-based average invested assets. Net investment income declined due to a lower average investment yield, which fell to 6.41% from the prior year, reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $10 billion, or 43.5% of the asset portfolio, floats with market rates. In addition, new sales generate cash flows, which are invested at the current market interest rates, which have decreased from the prior year. Matching the interest

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Investment-type product fees decreased $1.3 million from the prior year due to lower asset-based fees on separate accounts, which was partially offset by higher fees on structured settlement contracts.

      Benefits and expenses decreased 32.4%, or $785.9 from the prior year. The decrease was primarily due to lower benefits to policyholders as a result of lower sales of single premium annuities. Benefits to policyholders for spread-based products decreased 36.5%, or $773.3 million from the prior year, due to lower sales of single premium annuity contracts, combined with lower interest credited on account balances. Interest credited decreased 12.8%, or $158.7 million, from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $10 billion of liabilities with floating rates and new business added at current market rates. The average crediting rate fell to 4.93% from 6.35% in the prior year. Other operating costs and expenses increased 8.2%, or $4.9 million from the prior year. This increase was driven by higher product development costs, commissions on structured settlement sales, state taxes, licenses, and fees, and corporate communications costs. Dividends to policyholders increased 28.8%, or $10.4 million from the prior year. The segment's effective tax rate on operating income was 33.1% compared to 33.3% in the prior year.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Investment Management Segment. The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                         For the Years Ended December 31,
                                                                         --------------------------------
                                                                          2003        2002          2001
                                                                          ----        ----          ----
                                                                                   (in millions)
Operating Results:
Revenues
      Net investment income ........................................   $    17.1    $    15.1    $    28.7
      Net realized investment and other gains (losses), net (1) ....        11.5          1.2          3.2
      Investment management revenues, commissions, and other fees ..       115.2        108.2        111.3
      Other revenue ................................................         1.2          0.1           --
                                                                       ------------------------------------
            Total revenues .........................................       145.0        124.6        143.2
                                                                       ------------------------------------
Benefits and expenses
      Other operating costs and expenses ...........................        97.0         90.9         96.4
                                                                       ------------------------------------
            Total benefits and expenses ............................        97.0         90.9         96.4
                                                                       ------------------------------------
            Segment pre-tax operating income (1) ...................        48.0         33.7         46.8
Income taxes .......................................................        18.2         12.5         17.0
                                                                       ------------------------------------
            Segment after-tax operating income (1) .................        29.8         21.2         29.8
After-tax adjustments: (1)
      Net realized investment and other gains (losses) .............        (0.5)         0.4         (0.2)
      Restructuring charges ........................................          --         (0.8)        (0.9)
      Surplus tax ..................................................          --           --          0.1
                                                                       ------------------------------------
            Total after-tax adjustments ............................        (0.5)        (0.4)        (1.0)
GAAP Reported:
Income before cumulative effect of accounting changes ..............        29.3         20.8         28.8
      Cumulative effect of accounting changes, net of tax ..........          --           --         (0.2)
                                                                       ------------------------------------
Net income .........................................................   $    29.3    $    20.8    $    28.6
                                                                       ====================================
      Amortization of goodwill, net of tax .........................          --           --          0.5
                                                                       ------------------------------------
Net income before amortization of goodwill .........................   $    29.3    $    20.8    $    29.1
                                                                       ------------------------------------
Other Data:
Assets under management, end of year (2) ...........................   $27,856.8    $27,874.7    $28,921.8

-----------
(1) See "Results of operations by Segment and Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Includes general account cash and invested assets of $79.5 million, $383.1 million and $151.3 million, as of December 31, 2003, 2002 and 2001, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Segment after-tax operating income increased $8.6 million, or 40.6%, from the prior year. The increase was primarily due to an increase of $10.3 million in net realized investment and other gains and an increase of $7.0 million in investment management revenues, commission and other fees and partially offset by an increase of $6.1 million in benefits and expenses. The increase in net realized investment and other gains resulted primarily from mortgage securitizations which are part of the operating revenues of our real estate finance business. The increase in investment management revenues, commission and other fees was primarily from timber property management fees and from private equity funds. Benefits and expenses increased primarily on higher operating expenses from timber property management activity.

      Total revenues increased $20.4 million, or 16.4%, from the prior year. Net investment income increased $2.0 million, or 13.2%, to $17.1 million, primarily from increases in equity method income of $3.8 on limited partnership energy investments at John Hancock Energy Resources Management due to the required adoption of fair value accounting at the limited partnerships offset by a decrease of $1.3 million at John Hancock Real Estate Finance due to a lower average level of warehoused commercial mortgages. Investment management revenues, commissions, and other fees increased $7.0 million, or 6.5%, from the prior year. Advisory fees at the Hancock Natural Resource Group increased $8.2 million, or 35.0%, primarily from property management revenue at the new northwest property management division, which was established in December of 2002. One of the Hancock Natural Resource Group's strategies is to vertically integrate its operations in the timber business and the establishment of the northwest property management division is one of the steps taken to implement that strategy. Mortgage origination and servicing fees at John Hancock Real Estate Finance increased $1.4 million, or 21.2 %, from 2002 mostly from a higher volume of loans generated for the Company's General Account and from higher securitized assets under management. Advisory fees at the Company's Bond and Corporate Finance Group increased by $1.1 million, or 7.7%, from increases of $2.6 million from its general partnership investment in private equity funds and a $1.0 million increase in fees on third party pension assets offset by $2.5 million in lower fees from CDO funds. Offsetting these increases, advisory fees at the Company's institutional investment advisor, the Independence group of companies (Independence), were down $3.3 million, or 6.0%. This decrease reflects lower fees on lower average assets under management of $0.6 billion and a shift from equity to fixed income assets which have lower fee rates and from the closure of the managed accounts business. John Hancock Realty Advisors' fees decreased $0.5 million, or 5.4%, reflecting lower acquisition fees based on lower acquisition activity offset by higher management fees on higher assets under management. Investment management revenues, commissions and other fees were 0.41% and 0.39% of average advisory assets under management in 2003 and 2002, respectively, for the segment. Net realized investment and other gains increased $10.3 million mainly from an improvement in net realized gains of $9.6 million at John Hancock Real Estate Finance, primarily due to higher profitability on a higher volume of commercial mortgage securitizations.

      Other operating costs and expenses increased $6.1 million, or 6.7%, from the prior year. Operating expenses were up $8.2 million at Hancock Natural Resource Group, reflecting $4.3 million in increased expenses for the northwest property management division and from an increase of $3.8 million in incentive compensation expenses. Operating expenses at Independence increased $0.1 million, mostly from $1.6 million of higher personnel severance expenses and $0.9 million in higher fixed income commission expenses offset by expense savings primarily from ongoing expense management in 2003. John Hancock Real Estate Finance had $0.4 million, or 4.3%, of lower operating expenses in 2003 on lower interest expenses from lower average levels of borrowings on a lower average level of warehoused commercial mortgages and from lower prevailing interest rates. Operating expenses at John Hancock Realty Advisors declined $0.4 million, or 10.3%, reflecting lower acquisition activity. The segment's effective tax rate on operating income was 37.9% compared to 37.1% in the prior year. The effective tax rate for the Investment Management Segment remains higher than for our other U.S. based business operating segments due to state taxes on certain investment management subsidiaries, and reduced tax benefits from portfolio holdings in this segment.


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income decreased $8.6 million, or 28.9%, from the prior year. The decline was primarily due to a drop of $13.6 million, or 47.4%, in net investment income, offset by a decrease of $5.5 million, or 5.7%, in benefits and expenses. The decrease in net investment income resulted primarily from non-recurring prior year income on the sale of investments at John Hancock Energy Resource Management and from a lower level of commercial mortgages held for sale this year at John Hancock Real Estate Finance. The decrease in expenses was primarily due to lower interest expense at John Hancock Real Estate Finance and operating expense savings at Hancock Natural Resource Group, offset by increased operating expenses at Independence Investments LLC due to higher compensation this year.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Total revenues decreased $18.6 million, or 13.0%, from the prior year. Net investment income declined $13.6 million, or 47.4%, to $15.1 million. Net investment income was down $6.6 million, or 95.7%, at John Hancock Energy Resources Management due to prior year income recognized from investment partnerships on the liquidation of underlying investments and down $5.4 million, or 37.8%, at John Hancock Real Estate Finance due to a lower average level of warehoused commercial mortgages. Investment management revenues, commissions, and other fees decreased $3.1 million, or 2.8% from the prior year. Advisory fees at Independence Investment LLC were down $8.6 million, or 13.6% based on declines in average assets under management which resulted from market depreciation of $3.0 billion offset by $1.1 billion of net sales. John Hancock Realty Advisors saw an increase of $3.5 million, or 61.4%, in higher portfolio acquisition fees based on higher acquisition activity compared to the prior year. Hancock Natural Resource Group saw an increase of $2.4 million, or 11.4% over the prior year, primarily based on higher management fees earned from higher assets under management. Mortgage origination and servicing fees at John Hancock Real Estate Finance were $6.6 million for both 2002 and 2001. Investment management revenues, commissions and other fees were 0.39% and 0.38% of average advisory assets under management in 2002 and 2001, respectively, for the segment. Net realized gains were down $2.0 million, or 62.5% at John Hancock Real Estate Finance, primarily due to a lower level of commercial mortgage securitizations.

      Other operating costs and expenses declined $5.5 million, or 5.7% from the prior year. John Hancock Real Estate Finance had $5.7 million of lower interest expense compared to 2001, based on lower average levels of borrowings to support lower average levels of warehoused commercial mortgages, and lower prevailing interest rates. Operating expenses were down $4.9 million at Hancock Natural Resource Group based on ongoing cost reduction efforts partially offset by higher incentive compensation expense this year. Independence Investment LLC operating expenses were up $5.2 million due to compensation increases over the prior year. The segment's effective tax rate on operating income was 37.1% compared to 36.2% in the prior year. The effective tax rate for the Investment Management Segment remains higher than for our other U.S.-based business operating segments due to state taxes on certain investment management subsidiaries, and reduced tax benefits from portfolio holdings in this segment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Maritime Life Segment

      In the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment that resulted in reporting the Maritime Life business as its own operating segment for the first time. The Maritime Life Segment consists of our consolidated Canadian operations, principally those of our Canadian life insurance business, The Maritime Life Assurance Company (Maritime Life). The reclassifications associated with the realignment of our operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life, or Corporate and Other Segments, other than to display these segments separately. The following table presents certain summary financial data relating to the Maritime Life Segment for the periods indicated.

                                                                           For the Years Ended December 31,
                                                                          ---------------------------------
                                                                             2003       2002         2001
                                                                          ---------------------------------
                                                                                    (in millions)
Operating Results:
Revenue
      Premiums ........................................................   $1,011.8    $  681.3    $  618.3
      Universal life and investment-type product fees .................      159.0       193.3       160.9
      Net investment income ...........................................      339.1       313.0       282.1
      Investment management revenues, commissions and other fees ......       30.5        21.6        19.6
      Other revenue ...................................................       17.6        13.5        (4.5)
                                                                          ---------------------------------
            Total revenues ............................................    1,558.0     1,222.7     1,076.4

Benefits and expenses
      Benefits to policyholders .......................................    1,078.7       840.3       709.7
      Other operating costs and expenses ..............................      315.4       239.2       244.2
      Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
          (losses) ....................................................      (14.2)       17.5        43.9
      Dividends to policyholders ......................................       16.1        16.1        11.8
                                                                          ---------------------------------
           Total benefits and expenses ................................    1,396.0     1,113.1     1,009.6
                                                                          ---------------------------------
Segment pre-tax operating income (1) ..................................      162.0       109.6        66.8
Income taxes ..........................................................       56.9        40.6        18.9
                                                                          ---------------------------------
Segment after-tax operating income ....................................      105.1        69.0        47.9

After-tax adjustments: (1)
      Net realized investment and other gains (losses), net ...........       14.4        (8.8)       (3.1)
      Restructuring charges ...........................................         --        (0.3)       (2.0)
                                                                          ---------------------------------
           Total after-tax adjustments ................................       14.4        (9.1)       (5.1)

GAAP Reported:
Net Income ............................................................   $  119.5    $   59.9    $   42.8
                                                                          =================================
      Amortization of goodwill, net of tax ............................         --          --         5.0
                                                                          ---------------------------------
Net income before amortization of goodwill ............................   $  119.5    $   59.9    $   47.8
                                                                          ---------------------------------
Other Data:
Segment after-tax operating income: (1)
      Canadian protection .............................................   $   46.4    $   35.4    $   40.0
      Canadian asset gathering ........................................       35.0        17.3         7.5
      Canadian group life & health ....................................       24.6        21.3        20.1
      Canadian corporate & other ......................................       (0.9)       (5.0)      (19.7)

-----------
(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Segment after-tax operating income increased 52.3%, or $36.1 million, from the prior year. Underlying this improvement was the impact of the Liberty Health operations as a result of its acquisition as of July 1, 2003, which contributed $7.6 million for the six-month period from date of acquisition. The asset gathering business' after-tax operating income grew 102.3%, or $17.7 million, from the prior year. DAC unlocking recorded in the prior year resulted in $10.9 million lower

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


amortization in 2003. In addition, improving equity market returns further lowered amortization $4.2 million through reduced VOBA and DAC amortization, net of lower segregated fund fees. Other experience factors in the asset gathering business contributed $6.9 million, including a $2.2 million improvement in net investment income on capital allocated to this business. The retail protection business after-tax operating income increased 31.1%, or $11.0 million, from the prior year, including a $4.6 million increase in earnings from the acquired Liberty Health individual health business, $0.8 million in natural growth and $5.0 million positive experience in both the existing individual health and life businesses. The group life & health operations increased 15.5%, or $3.3 million, including $3.0 million from the acquired business, $4.3 million from prior year pricing increases and in-force growth and $2.8 million of positive experience factors, partially offset by $7.6 million of prior year favorable changes in expected future claims levels for long-term disability reserves not repeated in the current year. The corporate & other business had an after-tax loss of $0.9 million, a $4.1 million improvement from last year due primarily to income in a subsidiary from a commission contract renegotiation of $3.4 million that is offset by a higher commission expense in the retail protection business.

      Total revenue increased 27.4%, or $335.3 million. Premiums increased $330.5 million, driven by an increase of $223.0 million in the group life & health business following a recapture of significant portions of its group life, accidental death and dismemberment and long-term disability reinsurance and including $100.8 million from the acquired group business. Premiums in the retail protection business increased $72.7 million, including $32.7 million of acquired individual health business. Asset gathering premiums increased $34.8 million, or 158.2%, due to sales of structured settlements and other immediate annuities. Net investment income increased $26.1 million driven by higher assets under management. Investment management revenues, commissions and other fees increased 41.2%, or $8.9 million, from increased administrative services only
(ASO) business, including $6.1 million contributed by the acquired business.

      Total benefits and expenses increased 25.4%, or $282.9 million, from the prior year. Benefits to policyholders increased $238.4 million. The group life & health business accounted for $193.1 million of this increase, primarily due to the reinsurance recapture discussed above and the impact of the acquired business of $85.6 million. Retail protection products increased $37.3 million, driven by increased provisions for future policy benefits on traditional life products and the impact of reinsurance recapture on claims, and $16.9 million of acquired individual health business. The asset gathering business had an $8.0 million increase in benefits paid and accrued, due to business growth in the structured settlement and immediate annuities products. Operating costs and expenses increased 29.4%, or $59.4 million. Operating costs of the acquired business account for $25.3 million of the year over year change. Increased group life and health operating costs, excluding the acquired business, were $24.2 million higher than the previous year primarily reflecting lower reinsurance allowances, and increased general expenses. The retail protection business had $13.8 million of higher expenses, primarily higher employment-related expenses. Commission costs of $121.7 million were $2.8 million higher than the prior year. The increase reflects $4.4 million from the acquired operations, while commission fell by $0.9 million in the group business and $2.1 million in asset gathering due to lower sales in 2003. Deferred acquisition costs were $67.9 million in the current year, $14.0 million less than in 2002 due to lower sales and deferrable costs. DAC amortization decreased by $31.7 million driven by unlocking of $36.5 million to reflect continued refinement of US GAAP models, stronger market returns and improved experience in expenses, investment margins and lapses, offset by higher amortization of $4.8 million. The effective tax rate fell to 35.1% in 2003 from 37.0% in 2002, as income taxes on higher taxable income levels do not impact the level of fixed, capital taxes incurred. The impact of foreign currency translation for the Maritime Life Segment is reported in the Corporate and Other Segment.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income increased $21.1 million, or 44.1%, from the prior year. The acquisition of Royal & Sun Alliance Life Insurance Company of Canada (RSAF), concluded late in 2001, contributed $3.1 million to the increase. The retail protection business decreased by $1.2 million from the prior year, after a contribution of $1.6 million from RSAF. An accounting provision for $3.2 million due to a decision to delay repricing of a critical illnesses product following a change in reinsurance terms and refined allocation of corporate overhead of $4.9 million were partially offset by refinements to estimated gross profits for investment and expense experience for universal life products that resulted in a DAC unlocking and revisions to reserves of $3.2 million and positive mortality, surrenders and expense experience of $2.0 million. The asset gathering business after-tax income increased $11.3 million over the prior year, including $1.8 million from RSAF, favorable margin increases of $2.6 million and refined allocation of corporate overhead of $3.3 million. In addition, a review of the valuation of DAC on segregated funds products (separate accounts) was completed, resulting in a $5.9 million reduction of DAC amortization. In the group business, changes in the expected future claim levels for long-term disability products contributed $8.9 million, partially offset by recognition of $1.3 million for uncollectible receivables and higher interdivisional charges of $4.3 million. In corporate and other, the impact of no longer amortizing goodwill due to adoption of SFAS No. 142 in 2001 improved current year's earnings by $5.0 million, lower integration costs contributed $1.9 million, and a special research and development tax recovery of $0.9 million, and refined allocation of corporate overhead of $11.6 million were offset by increased interest expense of $5.9 million on debt used in part to finance the RSAF acquisition.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Total revenue increased by $146.3 million. Premiums increased by $63.0 million of which $39.8 million relates to the RSAF business included for the full year in 2002, $16.6 million due to higher group renewal rates and new sales and $6.5 million pertains to currency fluctuation between the Canadian and US dollar. Universal life and investment product fees increased by $32.4 million, primarily due to $28.7 million from RSAF and $1.8 million from foreign currency translation. Net investment income increased $30.9 million with $26.3 million due to the higher asset base after the RSAF acquisition and $3.0 million due to foreign currency translation. Other income increased by $18.0 million, primarily from gains in the traditional participating business not affecting shareholder income of $16.3 million and a research and development tax recovery of $1.4 million.

      Total benefits and expenses increased $103.5 million from the prior year. Benefits to policyholders increased $130.6 million with $75.5 million in the retail protection business, including $70.5 million from RSAF business and a $5.0 million contingent liability for estimated losses on critical needs products following a decision to delay re-pricing following a change of reinsurance terms, $45.7 million in increased group life & health claims and $14.3 million in changes to expected future claim levels for long-term disability products. Other operating costs and expenses decreased $5.0 million. A review of DAC and amortization methodologies in both the retail protection businesses and the asset gathering businesses resulted in a year over year $22.0 million increase in DAC. In addition, commissions decreased by $6.3 million primarily due to lower asset based compensation reflecting equity market decreases, and a decrease in sales from prior year levels. Also, no longer amortizing goodwill reduced expenses by $5.0 million, however this was offset by growth in operating expenses of $12.7 million including $4.6 million due to a full year of RSAF operations, and other acquisition-related items including $5.9 million of increased interest expense, and $2.2 million higher VOBA amortization. The DAC review also resulted in lower DAC amortization of $26.4 million. Policyholder dividends increased $4.3 million, primarily related to the additional participating business from RSAF. The effective tax rate on operating income increased to 37.0% in 2002 compared to 28.3% in the prior year related to changes in Canadian tax laws that reduced rates in future years and thus reduced the future tax liability in 2001. On a "same tax rate" basis, operating income would have increased by about $28.6 million, rather than the year over year increase of $21.1 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Corporate and Other Segment. The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                       For the Years
                                                                     Ended December 31,
                                                                 ---------------------------
                                                                  2003      2002      2001
                                                                 ---------------------------
                                                                        (in millions)
Operating Results:
Segment after-tax operating income(1)
      International operations ...............................   $  9.8    $  6.1    $  3.9
      Corporate operations ...................................    (66.5)      1.6      23.7
      Non-core businesses ....................................      3.4       3.7       9.2
                                                                 ---------------------------
            Total ............................................    (53.3)     11.4      36.8
After-tax adjustments(1):
      Net realized investment and other gains (losses), net ..    193.8     (19.1)     16.4
      Class action lawsuit ...................................       --      (0.8)    (19.5)
      Restructuring charges ..................................       --       3.0      (1.3)
      Surplus tax ............................................       --        --       0.9
                                                                 ---------------------------
            Total after-tax adjustments ......................    193.8     (16.9)     (3.5)
                                                                 ---------------------------
GAAP Reported:
      Income before cumulative effect of accounting changes ..    140.5      (5.5)     33.3
      Cumulative effect of accounting changes, net of tax ....       --        --      (2.6)
                                                                 ---------------------------
            Net income .......................................   $140.5    $ (5.5)   $ 30.7
                                                                 ===========================
      Amortization of goodwill, net of tax ...................       --        --       0.1
                                                                 ---------------------------
      Net income before amortization of goodwill .............   $140.5    $ (5.5)   $ 30.8
                                                                 ---------------------------

-----------
(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) In 2002, during its start-up phase, the Federal long-term care insurance business was reported in the Corporate and Other Segment. Effective January 1, 2003, the program and its prior year results were reclassified from the Corporate and Other Segment to the Protection Segment.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      After-tax operating income from international operations increased $3.7 million, or 60.7%, from the prior year. The increase was due to a $2.2 million or 28.9% improvement in the earnings of our International Group Program due to growth, higher earned retention income and currency gains. Results from our Direct Foreign Operations, which consist of operations in Southeast Asia and China, were a $0.1 million loss, which is a $1.5 million improvement due to improved operating results in Singapore, Malaysia and the Philippines and also due to reduced costs in China.

      After-tax operating loss from corporate operations was $66.5 million compared to income of $1.6 million in the prior year. Investment income on corporate surplus was $46.1 million lower due to increased surplus requirements from growth in several of our capital intense businesses. Group Life after-tax operating income was $7.8 million lower reflecting a sale of the Group Life business to MetLife effective May 1, 2003. Other expense increases in our corporate account were driven by a $32.0 million increase for net periodic pension costs, $6.7 million reduction in rent reimbursements due to the sale of the Home Office, and merger related expenses in our holding company and corporate account of $4.1 million and $2.5 million respectively. This was partially offset by our corporate owned life insurance program that increased $15.8 million due to an increase in the asset base and to improved performance of the separate account assets supporting some of the program. The impact of currency fluctuations for Maritime Life are included in corporate operations, after-tax gains of $13.1 million resulted in 2003. Other subsidiaries with after-tax improvement include JH Leasing with $1.1 million increase in profit and Signature Fruit Company with a $0.9 million reduction in loss.

      After-tax operating income from non-core businesses decreased $0.3 million, or 8.1% from the prior year. We continue with the orderly run-off of business in this segment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      After-tax operating income from international operations increased $2.2 million or 56.4% from the prior year. The increase was due to a $3.0 million or 65.2% improvement in the earnings of our International Group Program. Earnings from our Direct Foreign Operations decreased about $0.8 million.

      After-tax operating income from corporate operations decreased $22.1 million, or 93.2% from the prior year. The decrease was due to a decrease in net periodic pension credits of $21.1 million, a decrease in other post-employment benefit credits of $1.7 million, and increased interest expense of $16.1 million as a result of senior notes issued by our holding company in the fourth quarter of 2001. Partially offsetting these decreases was the impact of our corporate-owned life insurance program. The corporate-owned life insurance program's results were $20.8 million favorable due to an increase in the asset base and improved performance of the underlying assets.

      After-tax operating income from non-core businesses decreased $5.5 million, or 59.8% from the prior year. We continue with the orderly run-off of business in this segment.

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


      Insurance product prices are impacted by investment results. Accordingly, incorporated into insurance product prices is assumptions of expected default losses over the long term. Actual losses may therefore vary above and below this average, and the market value of the portfolio as a whole also changes as market credit spreads move up and down during an economic cycle.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

Overall Composition of the General Account. Invested assets, excluding separate accounts, totaled $76.2 billion and $67.1 billion as of December 31, 2003 and December 31, 2002, respectively. Invested assets have grown 13.5% over the year. Included in this growth are $5.8 billion of fixed income securities and $1.9 billion of cash and cash equivalents. The following table shows the composition of investments in the general account portfolio.

                                                 As of December 31,
                                  ----------------------------------------------
                                            2003                    2002
                                  ----------------------- ----------------------
                                   Carrying       % of      Carrying       % of
                                     Value        Total       Value       Total
                                  ----------------------- ----------------------

Fixed maturity securities(1) ..   $53,427.8        70.1%   $47,598.4       70.9%

Mortgage loans(2) .............    12,936.0        17.0     11,805.7       17.6

Real estate ...................       195.0         0.3        318.6        0.5

Policy loans(3) ...............     2,117.9         2.8      2,097.2        3.1

Equity securities .............     1,243.5         1.6        968.6        1.4

Other invested assets (4) .....     3,011.3         4.0      2,937.8        4.4

Short-term investments ........       121.6         0.2        211.2        0.3

Cash and cash equivalents(5) ..     3,121.6         4.0      1,190.6        1.8
                                  ----------------------------------------------
Total invested assets .........   $76,174.7       100.0%   $67,128.1      100.0%
                                  ======================= ======================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $606.3 million and $593.3 million as of December 31, 2003 and December 31, 2002, respectively. The total fair value of the fixed maturity security portfolio was $53,452.2 million and $47,648.0 million, at December 31, 2003 and December 31, 2002, respectively.
(2) The fair value for the mortgage loan portfolio was $13,979.5 million and $12,726.1 million as of December 31, 2003 and December 31, 2002, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Other invested assets as of December 31, 2002 contains a receivable of $471.1 million from Allmerica Financial Corporation pursuant to the Company's agreement to reinsure Allmerica's fixed universal life insurance business. At December 31, 2003, the acquisition accounting was finalized and these assets are reflected in the applicable line items in the portfolio detail above.
(5) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

Consistent with the nature of the liabilities associated with the Company's products, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


December 31, 2003, fixed maturity securities represented 70.1% of general account invested assets with a carrying value of $53.4 billion, comprised of 51.9% public securities and 48.1% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to target the overall level of these bonds to no more than 9.5% of invested assets and to target the majority of that balance in the BB category. The Company has established a two year target of limiting investments in below investment grade bonds to 9% and 8% of invested assets by year end 2004 and 2005, respectively, for its U.S. life insurance companies on a statutory accounting basis. As of December 31, 2003 below investment grade bonds were 8.1% of invested assets, and 11.6% of total fixed maturities on a total Company U.S. GAAP basis. As of December 31, 2003 below investment grade bonds were 9.2% of statutory invested assets. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.


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

The following table shows the composition by credit quality of the fixed maturity securities portfolio,

                 Fixed Maturity Securities - By Credit Quality

                                                                               As of December 31,
                                                               ---------------------------------------------------------
                                                                        2003                          2002
                                                               ---------------------------------------------------------
SVO                     S&P Equivalent                           Carrying          % of        Carrying         % of
Rating(1)               Designation (2)                         Value (3)(4)        Total     Value (3)(4)(5)    Total
------------------------------------------------------------------------------------------------------------------------
                                                                (in millions)                 (in millions)
    1        AAA/AA/A.........................................  $24,132.3         45.7%      $20,635.7          43.9%
    2        BBB..............................................   22,503.1         42.6        21,107.5          44.9
    3        BB...............................................    2,999.3          5.7         2,626.7           5.6
    4        B................................................    1,922.4          3.6         1,223.5           2.6
    5        CCC and lower....................................      853.5          1.6           776.4           1.7
    6        In or near default...............................      410.9          0.8           635.3           1.3
                                                                --------------------------------------------------------
             Subtotal.........................................  $52,821.5        100.0%       47,005.1         100.0%

             Redeemable preferred stock.......................      606.3                        593.3
                                                                --------------------------------------------------------
             Total fixed maturities...........................  $53,427.8                    $47,598.4
                                                                ========================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 175 securities that are awaiting an SVO rating, with a carrying value of $4,066.9 million as of December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $130.0 million notional invested in the company's credit-linked note program; $110.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2002 the company had $55.0 million notional invested in the credit-linked note program; $10.0 million notional written credit default swaps on fixed maturity securities in the AAA/AA/A category and $45.0 million notional of written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2, and $54.1 million of SVO Rating 3 as of December 31, 2003 and $94.0 million of SVO Rating 2, $718.0 million of SVO

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Rating 3, and $141.3 million of SVO Rating 4 underlying securities are included as $753.2 million of SVO Rating 1, $150.1 million of SVO Rating 2 and $50.0 million of SVO Rating 3 as of December 31, 2002. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of December 31, 2003 and December 31, 2002, the maximum amount that can be recovered under this provision was $112.8 million and $82.3 million, respectively.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments rated by the SVO are investment grade, with 88.3% and 88.8% of fixed maturity investments invested in Category 1 and 2 securities as of December 31, 2003 and 2002, respectively. Below investment grade bonds were 11.7% and 11.2% of fixed maturity investments rated by the SVO and 8.1% and 7.8% of total invested assets as of December 31, 2003 and 2002, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, and broker dealer quotes are used for thinly traded securities. A spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread, which is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer, Chief Risk Officer who reports to the Chief Financial Officer and the Bond Investment Committee. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the issuer is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the issuer that are available to make payments on the bonds. If the issuer is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of December 31, 2003 and 2002, respectively, 48.5% and 49.9% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $410.9 million and $635.3 million as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, $4.1 million and $10.7 million of interest on bonds near default were included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to its portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of December 31, 2003 and December 31, 2002 was limited to 23.3% and 12.9% of our total MBS/ABS portfolio and 3.5% and 2.1% of our total fixed maturity securities holdings, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.


          Fixed Maturity Securities - By Industry Classification/Sector

                                                             Investment Grade as of December 31, 2003
                                      ------------------------------------------------------------------------------------
                                                                      Carrying
                                                                      Value of                 Carrying Value
                                                                     Securities                of Securities
                                                           Net       with Gross      Gross       with Gross       Gross
                                       Total Carrying  Unrealized    Unrealized    Unrealized    Unrealized     Unrealized
                                           Value       Gain (Loss)     Gains         Gains         Losses         Losses
                                      ------------------------------------------------------------------------------------
                                                                             (in millions)
Corporate securities:
     Banking and finance .............   $ 6,949.0     $   393.6     $ 6,083.4     $   406.6     $   865.6     $   (13.0)
     Communications ..................     2,917.7         236.8       2,504.3         245.9         413.4          (9.1)
     Government ......................     3,180.5         133.6       2,134.8         140.9       1,045.7          (7.3)
     Manufacturing ...................     6,405.7         394.6       5,382.6         426.1       1,023.1         (31.5)
     Oil & gas .......................     3,975.1         349.4       3,804.6         355.0         170.5          (5.6)
     Services / trade ................     2,511.4         186.1       2,352.3         190.7         159.1          (4.6)
     Transportation ..................     2,457.1         118.8       1,899.3         153.3         557.8         (34.5)
     Utilities .......................     7,733.4         577.9       6,939.4         603.2         794.0         (25.3)
     Other ...........................       217.1          17.7         197.3          18.0          19.8          (0.3)
                                      ------------------------------------------------------------------------------------
   Total corporate securities ........    36,347.0       2,408.5      31,298.0       2,539.7       5,049.0        (131.2)

Asset-backed and mortgage-
    backed securities ................     7,746.9         231.4       5,868.0         312.8       1,878.9         (81.4)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................       300.4           3.4         120.9           4.9         179.5          (1.5)
Debt securities issued by foreign
    governments (1) ..................     2,183.8         240.6       2,049.2         242.8         134.6          (2.2)
Obligations of states and political
    subdivisions .....................       446.0          16.5         349.6          17.8          96.4          (1.3)
                                      ------------------------------------------------------------------------------------
     Total ...........................   $47,024.1     $ 2,900.4     $39,685.7     $ 3,118.0     $ 7,338.4     $  (217.6)
                                      ====================================================================================

-----------
(1) Includes $1,905.2 million in debt securities held in Maritime Life, our Canadian insurance subsidiary, and issued and fully supported by various Canadian Federal, provincial or municipal governments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                                                            Below Investment Grade as of December 31, 2003
                                      --------------------------------------------------------------------------------
                                                                     Carrying
                                                                     Value of               Carrying Value
                                                                    Securities              of Securities
                                                          Net       with Gross     Gross      with Gross     Gross
                                      Total Carrying   Unrealized   Unrealized   Unrealized   Unrealized    Unrealized
                                          Value        Gain(Loss)     Gains        Gains       Losses        Losses
                                      --------------------------------------------------------------------------------
                                                                           (in millions)
Corporate securities:
     Banking and finance .............   $  113.4     $   (3.6)     $   84.3     $    2.7     $   29.1     $   (6.3)
     Communications ..................      209.3          8.4         110.9         17.7         98.4         (9.3)
     Government ......................       11.0         (0.4)          1.5          0.2          9.5         (0.6)
     Manufacturing ...................    1,433.7         62.7       1,008.0         94.0        425.7        (31.3)
     Oil & gas .......................      674.8        (31.5)        415.3         21.5        259.5        (53.0)
     Services / trade ................      438.7         45.9         331.8         51.4        106.9         (5.5)
     Transportation ..................      508.6        (14.3)        183.3         30.0        325.3        (44.3)
     Utilities .......................    2,615.7        107.2       1,846.0        154.4        769.7        (47.2)
     Other ...........................        4.4          0.4           4.4          0.4           --           --
                                      --------------------------------------------------------------------------------
   Total corporate securities ........    6,009.6        174.8       3,985.5        372.3      2,024.1       (197.5)

Asset-backed and mortgage-
    backed securities ................      381.1        (61.2)         47.7          2.3        333.4        (63.5)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................         --           --            --           --           --           --
Debt securities issued by foreign
    governments ......................       13.0          0.6           8.9          0.7          4.1         (0.1)
Obligations of states and political
    subdivisions .....................         --           --            --           --           --           --
                                      --------------------------------------------------------------------------------
     Total ...........................   $6,403.7     $  114.2      $4,042.1     $  375.3     $2,361.6     $ (261.1)
                                      ================================================================================

      As of December 31, 2003, there were $3,493.3 million of gross unrealized gains and $478.7 million of gross unrealized losses on the fixed maturities portfolio. The 2003 gross unrealized losses of $478.7 million include $417.6 million, or 87.2%, of unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation and asset-backed and mortgage-backed securities. The tables above show gross losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $478.7 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million is in the closed block and $20.2 million has been allocated to participating pension contractholders, leaving $396.7 million of unrealized losses after such allocations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


          Fixed Maturity Securities - By Industry Classification/Sector

                                                                Investment Grade as of December 31, 2002
                                      ------------------------------------------------------------------------------------
                                                                     Carrying
                                                                      Value of                 Carrying Value
                                                                     Securities                of Securities
                                                           Net       with Gross      Gross       with Gross       Gross
                                       Total Carrying  Unrealized    Unrealized    Unrealized    Unrealized     Unrealized
                                           Value       Gain (Loss)     Gains         Gains        Losses         Losses
                                      ------------------------------------------------------------------------------------
                                                                          (in millions)
Corporate securities:
     Banking and finance .............   $ 5,993.4     $   254.0     $ 4,861.0     $   286.3     $ 1,132.4     $   (32.3)
     Communications ..................     2,128.6         128.7       1,833.6         139.9         295.0         (11.2)
     Government ......................     2,585.0         122.1       1,823.3         140.1         761.7         (18.0)
     Manufacturing ...................     6,262.7         319.6       5,183.0         360.9       1,079.7         (41.3)
     Oil & gas .......................     3,838.7         201.3       3,149.6         269.9         689.1         (68.6)
     Services / trade ................     2,218.9         117.2       1,942.7         130.2         276.2         (13.0)
     Transportation ..................     2,445.7         119.9       2,003.0         149.5         442.7         (29.6)
     Utilities .......................     6,924.9         190.8       5,248.1         361.4       1,676.8        (170.6)
     Other ...........................       153.5          10.5         145.2          11.2           8.3          (0.7)
                                      ------------------------------------------------------------------------------------
   Total corporate securities ........    32,551.4       1,464.1      26,189.5       1,849.4       6,361.9        (385.3)
                                      ------------------------------------------------------------------------------------
Asset-backed and mortgage-
    backed securities ................     7,601.0         251.9       6,084.9         421.1       1,516.1        (169.2)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................       221.7          10.7         205.9          10.9          15.8          (0.2)
Debt securities issued by foreign
    governments (1) ..................     1,651.5         177.6       1,639.3         177.9          12.2          (0.3)
Obligations of states and political
    subdivisions .....................       318.6          23.6         315.2          23.7           3.4          (0.1)
                                      ------------------------------------------------------------------------------------
     Total ...........................   $42,344.2     $ 1,927.9     $34,434.8     $ 2,483.0     $ 7,909.4     $  (555.1)
                                      ====================================================================================

-----------
(1) Includes $1,298.1 million in debt securities held in Maritime Life, our Canadian insurance subsidiary, and issued and fully supported by various Canadian Federal, provincial or municipal governments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


          Fixed Maturity Securities - By Industry Classification/Sector

                                                             Below Investment Grade as of December 31, 2002
                                       ---------------------------------------------------------------------------------
                                                                     Carrying
                                                                      Value of                Carrying Value
                                                                     Securities               of Securities
                                                           Net       with Gross     Gross      with Gross      Gross
                                        Total Carrying  Unrealized   Unrealized   Unrealized   Unrealized    Unrealized
                                             Value      Gain (Loss)     Gains       Gains        Losses        Losses
                                       ---------------------------------------------------------------------------------
                                                                            (in millions)
Corporate securities:
     Banking and finance .............   $     43.2   $    (19.2)   $     11.9   $      0.5   $     31.3   $    (19.7)
     Communications ..................        188.9        (41.0)         33.7          0.1        155.2        (41.1)
     Government ......................         11.5         (0.8)          2.4          0.2          9.1         (1.0)
     Manufacturing ...................      1,147.6       (110.4)        489.5         35.8        658.1       (146.2)
     Oil & gas .......................        618.6       (110.9)        267.3         10.6        351.3       (121.5)
     Services / trade ................        334.1         15.0         254.1         19.0         80.0         (4.0)
     Transportation ..................        455.2        (82.1)        191.0         18.2        264.2       (100.3)
     Utilities .......................      2,162.6       (328.3)        689.4         39.4      1,473.2       (367.7)
     Other ...........................          5.2         (0.7)          3.3         --            1.9         (0.7)
                                       ---------------------------------------------------------------------------------
   Total corporate securities ........      4,966.9       (678.4)      1,942.6        123.8      3,024.3       (802.2)
                                       ---------------------------------------------------------------------------------
Asset-backed and mortgage-
    backed securities ................        252.8       (106.3)         48.2          3.0        204.6       (109.3)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................         --           --            --           --           --           --
Debt securities issued by foreign
    governments ......................         11.9         (2.1)          3.7          0.5          8.2         (2.6)
Obligations of states and political
    subdivisions .....................         22.6          0.8          22.6          0.8         --           --
                                       ---------------------------------------------------------------------------------
     Total ...........................   $  5,254.2   $   (786.0)   $  2,017.1   $    128.1   $  3,237.1   $   (914.1)
                                       =================================================================================

      As of December 31, 2002, there were $2,611.1 million of gross unrealized gains and $1,469.2 million of gross unrealized losses on the fixed maturities portfolio. The 2002 gross unrealized losses of $1,469.2 million include $1,324.3 million, or 90.1%, of unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, asset-backed and mortgage-backed securities. Only the utilities sector had net unrealized losses. The tables above show gross losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $1,469.2 million of gross unrealized losses in the portfolio at December 31, 2002, $191.0 is in the closed block and $62.6 million has been allocated to participating pension contractholders, leaving $1,215.6 of unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $914.1 million at December 31, 2002 to $261.1 million at December 31, 2003 primarily due to the easing of credit concerns and the resulting spread tightening.

      All sectors within the below investment grade portfolio saw a dramatic drop in gross unrealized losses. Most notable was the drop in the gross unrealized loss on the utility portfolio, from $367.7 million as of December 31, 2002 to $47.2 million as of December 31, 2003. While the excess capacity in this sector will continue to pressure certain power regions and certain companies for several years, the industry is in much better shape after a year of sharply curtailed capital expenditures and general balance sheet strengthening.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles. EETC's are classified as asset-backed securities and they account for $58.6 million and $181.1 million of the $144.9 million and $278.5 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of December 31, 2003 and December 31, 2002, respectively. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending December 31, 2003, most of the major carriers have reported improved financial results. This trend is encouraging and we expect it to continue barring any new terrorist events or a reversal of the course of the U.S. economy. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) declined by $336.5 million for the year to $207.1 million. The gross unrealized loss on below investment grade bonds (those rated in categories, 3, 4, 5 and 6 by the SVO) declined even more over this period, dropping by $653.6 million to a total of $260.5 million at December 31, 2003.

           Unrealized Losses on Fixed Maturity Securities - By Quality

                                                                    As of December 31, 2003
                                                 ----------------------------------------------------------
                                                  Carrying Value of
                                                  Securities with
SVO               S&P Equivalent                  Gross Unrealized      % of     Gross Unrealized    % of
Rating(1)         Designation (2)                     Losses (3)        Total       Losses (3)       Total
-----------------------------------------------------------------------------------------------------------
                                                   (in millions)                  (in millions)
   1         AAA/AA/A..........................      $ 4,860.6          51.3%        $ (99.2)        21.2%
   2         BBB...............................        2,247.6          23.7          (107.9)        23.1
   3         BB................................          673.2           7.1           (74.2)        15.9
   4         B.................................        1,069.7          11.3           (90.6)        19.4
   5         CCC and lower.....................          465.0           4.9           (84.8)        18.1
   6         In or near default................          151.3           1.7           (10.9)         2.3
                                                 ----------------------------------------------------------
                    Subtotal...................        9,467.4         100.0%         (467.6)       100.0%

             Redeemable preferred stock........          232.6                          (11.1)
                                                 ----------------------------------------------------------
                    Total......................      $ 9,700.0                       $ (478.7)
                                                 ==========================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO. Recent experience has shown that our ratings are generally comparable to those of the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 59 securities that are awaiting an SVO rating with a carrying value of $1,798.1 million and unrealized losses of $27.4 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 18.5% and 5.7% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                     As of December 31, 2002
                                                  ---------------------------------------------------------

                                                   Carrying Value of
                                                   Securities with
SVO                 S&P Equivalent                 Gross Unrealized     % of     Gross Unrealized    % of
Rating (1)          Designation (2)                   Losses (3)        Total      Losses (3)        Total
-----------------------------------------------------------------------------------------------------------
                                                     (in millions)               (in millions)
    1          AAA/AA/A.......................       $  3,375.3         31.0%     $  (156.3)         10.7%
    2          BBB............................          4,267.9         39.2         (387.3)         26.6
    3          BB.............................          1,634.5         15.0         (414.4)         28.4
    4          B..............................            691.5          6.4         (222.6)         15.3
    5          CCC and lower..................            541.8          5.0         (195.0)         13.4
    6          In or near default.............            369.3          3.4          (82.1)          5.6
                                                  ---------------------------------------------------------
                    Subtotal..................         10,880.3        100.0%      (1,457.7)        100.0%

               Redeemable preferred stock.....            266.2                       (11.5)
                                                  ---------------------------------------------------------
                     Total....................       $ 11,146.5                   $(1,469.2)
                                                  =========================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 71 securities that are awaiting an SVO rating with a carrying value of $1,677.0 million and unrealized losses of $63.4 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 15.0% and 4.3% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


  Unrealized Losses on Fixed Maturity Securities - By Investment Grade and Age

                                                                          As of December 31, 2003
                                               --------------------------------------------------------------------------------
                                                         Investment Grade                     Below Investment Grade
                                               ---------------------------------------  ---------------------------------------
                                               Carrying                                 Carrying
                                               Value of                                 Value of
                                               Securities                               Securities
                                               with Gross                               with Gross
                                               Unrealized     Hedging       Market      Unrealized    Hedging        Market
                                                 Losses     Adjustments   Depreciation   Losses     Adjustments    Depreciation
                                               ---------------------------------------  ---------------------------------------
                                                            (in millions)                         (in millions)
Three months or less .......................   $2,006.9     $  (12.3)     $  (19.2)     $  248.4     $   (3.8)     $   (7.5)
Greater than three months to six months ....    1,422.8         (5.6)        (28.3)        123.2         (1.8)         (1.1)
Greater than six months to nine months .....      947.3         (1.0)        (33.2)        125.2         (2.5)        (10.9)
Greater than nine months to twelve months ..      208.3        (14.0)         (7.8)        196.2         (1.2)         (2.8)
Greater than twelve months .................    2,522.9        (43.7)        (42.0)      1,666.2        (61.7)       (167.2)
                                               ---------------------------------------  ---------------------------------------
        Subtotal ...........................    7,108.2        (76.6)       (130.5)      2,359.2        (71.0)       (189.5)
                                               ---------------------------------------  ---------------------------------------

Redeemable preferred stock .................      230.2         (0.1)        (10.4)          2.4           --          (0.6)
                                               ---------------------------------------  ---------------------------------------
        Total ..............................   $7,338.4     $  (76.7)     $ (140.9)     $2,361.6     $  (71.0)     $ (190.1)
                                               =======================================  =======================================

                                                                         As of December 31, 2002
                                               -------------------------------------------------------------------------------
                                                        Investment Grade                       Below Investment Grade
                                               ----------------------------------------  -------------------------------------
                                                Carrying                                 Carrying
                                                Value of                                 Value of
                                                Securities                               Securities
                                                with Gross                               with Gross
                                                Unrealized     Hedging       Market      Unrealized    Hedging      Market
                                                  Losses     Adjustments   Depreciation   Losses     Adjustments  Depreciation
                                               ----------------------------------------  -------------------------------------
                                                            (in millions)                         (in millions)
Three months or less ........................   $2,255.2     $  (19.2)     $  (48.7)     $  276.3     $   (2.2)    $  (13.0)
Greater than three months to six months .....      952.4        (16.0)        (34.1)        406.2         (7.6)      (113.8)
Greater than six months to nine months ......      909.1        (35.0)        (24.8)        566.4        (14.4)       (78.1)
Greater than nine months to twelve months. ..      423.9        (12.6)        (27.7)        393.4         (5.3)       (61.4)
Greater than twelve months ..................    3,102.6        (70.1)       (255.4)      1,594.8        (74.9)      (543.4)
                                              -----------------------------------------  -------------------------------------
     Subtotal ...............................    7,643.2       (152.9)       (390.7)      3,237.1       (104.4)      (809.7)

Redeemable preferred stock ..................      266.2           --         (11.5)           --           --           --
                                               ----------------------------------------  -------------------------------------
     Total ..................................   $7,909.4     $ (152.9)     $ (402.2)     $3,237.1     $ (104.4)    $ (809.7)
                                               ========================================  =====================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at December 31, 2003 and December 31, 2002 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse over time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      At December 31, 2003 and December 31, 2002, respectively, the fixed maturity securities had a total gross unrealized loss of $331.0 million and $1,211.9 million, excluding basis adjustments related to hedging relationships. Of these totals, $219.8 million and $887.9 million, respectively, are due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $49.8 million and $283.1 million, respectively comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies' statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      As of December 31, 2003 and December 31, 2002, $170.0 million and $604.8 million, respectively, of the $331.0 million and $1,211.9 million of gross unrealized losses resides in below investment grade securities with various amounts of unrealized loss for over nine months. At December 31, 2003, all of these securities are current as to the payments of principal and interest with the exception of 2 securities with a carrying value of $16.8 million and an unrealized loss of $18.3 million. Of the total $170.0 million, $87.6 million traded above 80% of amortized cost at December 31, 2003 and an additional $11.3 million traded above 80% of amortized cost within the last nine months, for a total of $98.9 million. Of the total $98.9 million in this category, $58.1 million comes from airline related bonds, an industry that continues to experience stress and hence has lagged the general recovery. While, as described earlier, we expect the secured nature of our positions to protect our value, the increased stress in this industry is of concern.

      The remaining portion of the unrealized loss, $71.1 million, arises from below investment grade securities that have traded below 80 percent of amortized cost for over nine months. All of these bonds, with the exception of the 2 securities mentioned above, are current on payments of principal and interest and we believe, based on currently available information that it is probable that these securities will continue to pay based on their original terms. On the 2 securities on which interest is overdue, this interest was actually paid to the trustee, but the investors chose to use these payments for expenses related to protecting the collateral underlying the bonds rather than distribute them. We carefully track these investments to ensure our continued belief that their prices will recover. More detail on the most significant securities is contained below:

      o $28.2 million from a structured investment based on oil and gas payments to an Argentine province. This transaction benefits from
            (1) rights to 80% of the royalty payments received by the province,
            (2) a six month debt service reserve located in the U.S., and (3) a political risk insurance policy from a major reinsurer that will take over payments in the event the government imposes transfer or currency conversion limitations. Currently, the major risk is that the local oil and gas companies are making payments to the province based on a fixed exchange rate rather than the market exchange rate. While the province is working to correct this, if it does not change, the coverages on the bond will suffer and should oil and gas prices drop, we may need to restructure our rights to royalty payments to extend beyond the maturity of our bond, so a restructuring would likely extend the term of our bond with interest.

      o $26.6 million on secured airline bonds: $17.6 million on senior tranche, EETC's, $9.0 million on ETC's. The EETC's are backed by planes of an airline currently in bankruptcy. These EETC's however, are all current due to the 18 month liquidity facility with which to make interest payments and in all three positions, the total loan balance of the senior tranche is still less than the current appraised value of the underlying aircraft. Accordingly, we expect the market prices of these bonds to recover. The ETC's and the subordinated EETC are backed by planes of major US airline that we do not expect to file for bankruptcy and accordingly, we expect the bond to recover.

      o $9.4 million on a fertilizer plant that sources its natural gas from PDVSA, the Venezuelan oil company. While the cost of the natural gas in very inexpensive, there are concerns about the reliability of the supply. Also, the plant experienced some start up operational difficulties that now appear to have been fixed. Additionally, its equity sponsors have supported the project with additional contributions of equity and based on our review of this credit we expect their continued support. Hence, we expect the price to continue to recover.

      o $5.2 million on the bond of a major telecommunications company. A major portion of the value of this company is derived from its local exchange business. The company has taken steps to de-leverage and is expected to be in a positive cash flow position this year. As the company continues to reduce leverage through cost cutting and asset dispositions, we expect these securities to continue to recover in value.

      o $1.2 million markdown of an asset backed security resulting from a bond being downgraded. The bankruptcy filing of the issuer/servicer of the bond has caused significant performance deterioration on the underlying collateral during December 2002 to June 2003. However, performance has improved gradually since the service reorganization which took place in June 2003.

      The Company's investment grade and below investment grade bonds trading at less than 80% of amortized cost for more than one year amounted to $76.1 million as of December 31, 2003.

      The Company believes that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at December 31, 2003 and 2002 are shown below.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


          Unrealized Losses on Fixed Maturity Securities - By Maturity

                                                                  December 31, 2003                   December 31, 2002
                                                                  -----------------                   -----------------
                                                           Carrying Value of       Gross       Carrying Value of        Gross
                                                         Securities with Gross  Unrealized   Securities with Gross    Unrealized
                                                            Unrealized Loss        Loss         Unrealized Loss         Loss
                                                            ---------------        ----         ---------------         ----
                                                                                     (in millions)

Due in one year or less..................................    $  403.3            $ (11.8)        $   586.8          $   (37.9)
Due after one year through five years....................     1,538.5              (75.5)          2,574.9             (273.2)
Due after five years through ten years...................     2,042.9             (105.0)          2,573.1             (429.9)
Due after ten years......................................     3,503.0             (141.5)          3,691.0             (449.7)
                                                          -----------------------------------------------------------------------
                                                              7,487.7             (333.8)          9,425.8           (1,190.7)
Asset-backed and mortgage-backed securities..............     2,212.3             (144.9)          1,720.7             (278.5)
                                                          -----------------------------------------------------------------------
      Total..............................................    $9,700.0            $(478.7)        $11,146.5          $(1,469.2)
                                                          =======================================================================

      As of December 31, 2003 we had 59 securities representing 9 credit exposures that had unrealized losses of near $10 million or more. They include:

                                                                                    Amortized        Unrealized Loss
Description of Issuer                                                                 Cost
                                                                              ---------------------------------------
                                                                                        (in millions)
Argentinean trust holding rights to oil and gas royalty....................         $   43.4             (28.2)
Notes secured by leases on a pool of aircraft..............................             35.1             (18.3)
Securitized investment of aircraft.........................................            224.8             (17.8)
Secured financings to a large U.S. airline.................................            110.8             (15.6)
Venezuelan oil company with U.S. dollar based flows........................            152.4             (15.2)
Major U.S airline..........................................................            151.1             (10.6)
Major U.S. airline.........................................................             73.9             (10.5)
Finance subsidiary of U.S. paper/wood products manufacturer................            215.6             (10.3)
Joint venture with a Venezuelan oil company................................             41.2              (9.8)
                                                                              ---------------------------------------
          Total............................................................         $1,048.3           $(136.3)
                                                                              =======================================

      Unrealized losses improved during the year ending December 31, 2003. As of December 31, 2002, there were 86 securities, representing 40 credit exposures, with an unrealized loss of $10 million or more with an amortized cost of $2,660.0 million and unrealized loss of $825.7 million. The area of most concern continues to be the airline sector and it represents 5 names on this list. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

      Mortgage Loans. As of December 31, 2003 and 2002, the Company held mortgage loans with carrying values of $12.9 billion and $11.8 billion, including $3.0 billion and $2.6 billion respectively, of agricultural loans at each period end and $9.9 billion and $9.2 billion, respectively, of commercial loans. Impaired loans comprised 1.0% of the mortgage portfolio at December 31, 2003. The Company's average historical impaired loan percentage during the period from 1998 through 2003 is 1.1%. This historical percentage is higher than the current 1.0% because the historical percentage includes some remaining problem assets of the 1990's real estate downturn, some of which are still held. Maritime Life managed $2.0 billion and $1.5 billion of mortgage loans, respectively, of which $1.1 billion and $0.7 billion, respectively, were government-insured by the Canada Mortgage and Housing Corporation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                                          As of December 31,
                                ----------------------------------------------------------------------------------
                                                  2003                                    2002
                                ---------------------------------------- -----------------------------------------
                                  Amortized     Carrying     % of Total    Amortized    Carrying     % of Total
                                    Cost         Value    Carrying Value     Cost        Value    Carrying Value
                                ---------------------------------------- -----------------------------------------
                                (in millions)                            (in millions)
Agri-business...............       $1,864.4     $1,864.0      61.5%         $1,528.0     $1,522.0       57.8%
Timber......................        1,174.6      1,146.5      37.8           1,091.5      1,087.8       41.3
Production agriculture......           19.0         19.0       0.7              25.3         25.2        0.9
                                ---------------------------------------- -----------------------------------------
    Total...................       $3,058.0     $3,029.5     100.0%         $2,644.8     $2,635.0      100.0%
                                ======================================== =========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on existing, well-leased commercial properties.

                                                                As of December 31,
                                      -----------------------------------------------------------------------
                                                     2003                               2002
                                      -----------------------------------------------------------------------
                                           Carrying           % of            Carrying           % of
                                            Value             Total            Value             Total
                                      -----------------------------------------------------------------------
                                        (in millions)                      (in millions)
Apartment..........................        $ 2,365.1          18.3%         $  2,063.4           17.5%
Office Buildings...................          2,711.5          21.0             2,974.6           25.2
Retail.............................          2,329.6          18.0             1,986.1           16.8
Agricultural.......................          3,029.4          23.4             2,635.0           22.3
Industrial.........................          1,180.4           9.1             1,085.8            9.2
Hotels.............................            473.2           3.7               481.1            4.1
Multi-Family.......................             27.2           0.2                40.4            0.3
Mixed Use..........................            284.9           2.2               155.2            1.3
Other..............................            534.7           4.1               384.1            3.3
                                      -----------------------------------------------------------------------
     Total.........................        $12,936.0         100.0%         $ 11,805.7          100.0%
                                      =======================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                         Mortgage Loans - By ACLI Region

                                                            As of December 31,
                           -----------------------------------------------------------------------------------
                                             2003                                       2002
                           -----------------------------------------------------------------------------------
                               Number       Carrying           % of            Carrying           % of
                              Of Loans        Value           Total             Value             Total
                           -----------------------------------------------------------------------------------
                                          (in millions)                      (in millions)
East North Central.......       142        $ 1,118.4           8.6%            $ 1,102.0           9.3%
East South Central.......        39            412.2           3.2                 430.9           3.6
Middle Atlantic..........       120          1,449.5          11.2               1,447.4          12.3
Mountain.................        91            511.3           4.0                 492.2           4.2
New England..............       103            869.6           6.7                 795.2           6.7
Pacific..................       274          2,378.2          18.4               2,139.2          18.1
South Atlantic...........       202          2,378.3          18.4               2,230.2          18.9
West North Central.......        69            434.5           3.4                 450.5           3.8
West South Central.......       120          1,024.1           7.9                 954.3           8.1
Canada...................        12          2,359.9          18.2               1,763.8          15.0
                           -----------------------------------------------------------------------------------
     Total...............     1,172        $12,936.0         100.0%            $11,805.7         100.0%
                           ===================================================================================

                            Mortgage Loan Comparisons

                                                                     As of December 31,
                                              ---------------------------------------------------------------------
                                                        2003                                 2002
                                              ---------------------------------------------------------------------
                                               Carrying         % of Total          Carrying         % of Total
                                                 Value      Mortgage Loans (1)        Value      Mortgage Loans (1)
                                              ---------------------------------------------------------------------
                                             (in millions)                        (in millions)

Delinquent, not in foreclosure................  $  2.6           0.0%                $  8.1           0.1%
Delinquent, in foreclosure (2)................    92.7           0.7                   44.4           0.4
Restructured..................................    87.8           0.7                   54.8           0.5
Loans foreclosed during period................    23.9           0.2                   26.0           0.2
                                              ---------------------------------  ----------------------------------
   Subtotal...................................   207.0           1.6                  133.3           1.2
All other loans with valuation
   allowance..................................     8.4           0.1                    8.9           0.1
                                              ---------------------------------  ----------------------------------
    Total.....................................  $215.4           1.7%                $142.2           1.3%
                                              =================================  ==================================
Valuation allowance...........................  $ 66.2                               $ 62.0
                                              ==============                     ===============

(1) As of December 31, 2003 and December 31, 2002 the Company held mortgage loans with carrying values of $12.9 billion and $11.8 billion, respectively.
(2) Increase as of December 31, 2003 is from a U.S. based forest products company that filed for bankruptcy during 2003.

      The valuation allowance is maintained at a level that is sufficient to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $66.2 million, or
0.5 % of the carrying value of the portfolio as of December 31, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Investment Results.

      Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                             For the Years ended December 31,
                                          --------------------------------------------------------------------
                                                   2003                  2002                  2001
                                            Yield      Amount     Yield      Amount      Yield      Amount
                                          --------------------------------------------------------------------
                                                   (in millions)          (in millions)          (in millions)
General account assets-excluding policy
   loans
   Gross income..........................   6.18%    $ 4,297.2     6.63%   $ 4,043.0     7.60%     $  4,069.4
   Ending invested assets (1)-excluding
      policy loans.......................             74,056.8              65,030.9                 56,986.6

Policy loans
   Gross income..........................   6.12%        128.9     6.09%       125.1     6.23%          123.9
   Ending assets.........................              2,117.9               2,097.2                  2,008.2
                                                     ---------             ---------               ----------
   Total gross income....................   6.18%      4,426.1     6.61%     4,168.1     7.55%        4,193.3
   Less: investment expenses.............               (199.1)               (234.0)                  (248.4)
     Net investment income...............   5.90%    $ 4,227.0     6.24%   $ 3,934.1     7.09%     $  3,944.9
                                                     =========             =========               ==========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net investment income increased $292.9 million from the prior year. The increase was primarily the result of asset growth and lower investment expenses. Overall, the 2003 yield, net of investment expenses, on the general account portfolio decreased to 5.90% from 6.24% in the prior year. The lower portfolio yield was driven primarily by the drop in short-term interest rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. In summary, the change in yields was driven by the following factors:

      o As of December 31, 2003, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to $12 billion of exposure as of December 31, 2002. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2003, approximately 87% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 13% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 9 basis points in 2003 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2003, this dilutive effect was 8 basis points, compared to 10 basis points in 2002. However, adjusting for taxes, these investments increased the Company's net income by $7.6 million in 2003 relative to 2002.

      o The inflow of new cash for the twelve-month period ending December 31, 2003 was invested at rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2002. These two factors account for the majority of the remaining decline in portfolio rates.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2003, weighted-average invested assets grew $8,589.9 million, or 13.6%, from the prior year. In addition, investment expenses were reduced $34.9 million in 2003 compared to the prior year. Included are reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's Home Office real estate of $44.9 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net investment income decreased $10.8 million from 2001 to 2002. The decrease was primarily the result of lower yields, partially offset by asset growth and lower investment expenses. Overall, the 2002 yield, net of investment expenses, on the general account portfolio decreased to 6.24 % from 7.09% in the prior year. The lower portfolio yield was driven primarily by the sharp drop in short-term interest rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. The change in yields was impacted by the following drivers:

      o As of December 31, 2002, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2002, approximately 90% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 10% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 60 basis points in 2002 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2002, this dilutive effect was 10 basis points, compared to 8 basis points in 2001. However, adjusting for taxes, these investments increased the Company's net income by $7.9 million in 2002 relative to 2001.

      o Due to the late timing of the transaction, the previously described acquisition of the Allmerica fixed universal life insurance business in December 2002, resulted in a $0.5 billion invested asset increase, which reduced 2002 net investment income yields by 3 basis points. The assets related to the transaction were recorded on the last day of the year. Consequently, no investment income was earned by the Company in 2002 on these assets.

      o The inflow of new cash for the twelve-month period ending December 31, 2002 was invested at rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2001 also contributed to the decline in yields.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2002, weighted-average invested assets grew $7,453.2 million, or 13.4%, from the prior year. In addition, investment expenses were reduced $14.4 million in 2002 compared to the prior year. Also included are reductions in corporate complex expenses and in depreciation expenses associated with the planned sale of the Company's Home Office real estate.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Net Realized Investment and Other Gain/(Loss). The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                                                               Net Realized
                                                                                               Investment
                                                    Gross Gain   Gross Loss     Hedging        and Other
For the Year Ended December 31, 2002    Impairment  on Disposal  on Disposal   Adjustments     Gain/(Loss)
                                        --------------------------------------------------------------------
                                                                  (in millions)
Fixed maturity securities ......         $(521.4)    $490.9       $(99.6)     $ (248.9)         $(379.0)
Equity securities ..............          (28.1)      106.2         (7.0)           --             71.1
Mortgage loans on real estate ..             --        76.1        (41.0)        (63.7)           (28.6)
Real estate ....................             --       255.0        (19.2)           --            235.8
Other invested assets ..........          (29.8)       26.0        (30.7)           --            (34.5)
Derivatives ....................             --          --           --         117.7            117.7
                                        --------------------------------------------------------------------
               Subtotal ........         $(579.3)    $954.2       $(197.5)    $ (194.9)         $ (17.5)
                                        ====================================================================

      Amortization adjustment for deferred policy acquisition costs......................          (9.0)
      Amounts credited to participating pension contractholders..........................           1.6
      Amounts credited to the policyholder dividend obligation...........................          58.5
                                                                                                ------------
           Total.........................................................................       $  33.6
                                                                                                ============

(1) Fixed maturities gain on disposals includes $90.8 million of gains from previously impaired securities.
(2) Fixed maturities loss on disposals includes $28.8 million of credit related losses.

                                                                                                  Net Realized
                                                                                                  Investment
                                                        Gross Gain    Gross Loss      Hedging     and Other
For the Year Ended December 31, 2002      Impairment    on Disposal   on Disposal    Adjustments  Gain/(Loss)
                                          --------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities ......          $(582.5)        $191.4      $(119.2)        $(142.6)    $(652.9)
Equity securities ..............           (30.8)          153.9        (28.9)             --        94.2
Mortgage loans on real estate ..              --            55.8         (1.2)          (35.9)       18.7
Real estate ....................              --            13.0        (39.0)             --       (26.0)
Other invested assets ..........           (61.9)           10.7        (13.0)             --       (64.2)
Derivatives ....................              --            63.8           --            41.9       105.7
                                          --------------------------------------------------------------------
               Subtotal ........          $(675.2)        $488.6      $(201.3)        $(136.6)    $(524.5)
                                          ====================================================================

      Amortization adjustment for deferred policy acquisition costs......................            34.6
      Amounts credited to participating pension contractholders..........................            23.3
      Amounts credited to the policyholder dividend obligation...........................            11.9
                                                                                                  ------------
           Total.........................................................................         $(454.7)
                                                                                                  ============

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

      In 2003, net realized investment and other gains was a gain of $33.6 million compared to $454.7 million loss in 2002 and gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $776.8 million, excluding hedging adjustments compared to $876.5 million in prior year.

      In 2003, we realized $490.9 million of gains on disposal of fixed maturities excluding hedging adjustments. These gains resulted from managing our portfolios for tax optimization and ongoing portfolio management regarding our targeted below investment grade assets, and included $62.0 million of prepayments and approximately $90.8 million from recoveries on sales of previously impaired securities.

      In 2003, we realized $99.6 million of losses upon disposal of bonds excluding hedging adjustments. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, the Chief Investment Officer and the Corporate Risk Officer who reports to the Chief Financial Officer. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are audited by our external auditors and reviewed by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for the year 2003 of $546.1 million (including impairment losses of $521.4 million, and $24.7 million of previously recognized gains where the bond was part of a hedging relationship). The following list shows the largest losses recognized year to date, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at December 31, 2003, including hedging adjustments.

      o $115.3 million on public and private fixed maturity securities (including an impairment loss of $114.8 million and $0.5 million in previously recognized gains where the bonds were part of a hedging relationship) on an international dairy company headquartered in Italy. The company filed for bankruptcy in December 2003 after 4 billion euros of liquid investments was declared non-existent by a major U.S. financial institution. The current carrying value of the securities is $25.3 million with most of our holdings written down to a year-end quoted value of 15 cents on the dollar. A $6.2 million position is at an operating subsidiary with substantial assets and hence was written down to 63 cents on the dollar. We are not aware of any other investments that will be affected by this bankruptcy.

      o $37.7 million (including an impairment loss of $37.3 million and $0.4 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a large, national farmer-owned dairy co-operative. Margins have been squeezed due to a supply/demand imbalance, high input costs and high leverage, due in part to a recent acquisition. Despite a large favorable outcome on a lawsuit, depressed commodity prices in this environment have continued to put pressure on the company to rationalize their operations as was evident in their recently released annual financial statements. Given our subordinated position in the capital

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


            structure, and unlikely improvement near term, we have impaired the security to the market level. We have no other loans to dairy companies that are impacted by this same combination of factors. We have recovered $10.7 million on subsequent sales of this security.

      o $36.8 million on private fixed maturity securities (including an impairment loss of $31.7 million and $5.1 million in previously recognized gains where the bond was part of a hedging relationship) on a toll road where a new competing road has decreased the traffic on the toll road and hence the project has been unable to service its debt. We have no other holdings affected by this situation.

      o $36.1 million on private and public fixed maturity securities (including an impairment loss of $34.6 million and $1.5 million in previously recognized gains where the bond was part of a hedging relationship) secured by aircraft leased by a large U.S. airline. This airline is seeking to reduce its lease rates as a small part of its larger efforts to reduce costs and emerge from bankruptcy. These impairments are based on public quoted prices for the public securities and the appraised values of the aircraft in conjunction with the expected restructured lease rates on the private securities. While we hold other investments in the aircraft industry, these circumstances are unique to this issuer.

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

      o $27.3 million on public fixed maturity securities relating to a large North American transportation provider to a variety of industries that has struggled to emerge from bankruptcy due to litigation with a subsidiary, tax claims by the U.S. Internal Revenue Service, and most recently, a claim by a regulatory agency. We had further impaired the security and the reorganization out of bankruptcy has occurred. These circumstances are unique to this issuer. We have recovered $26.4 million on subsequent sales of this security.

      o $26.3 million (including an impairment loss of $23.2 million and $3.1 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a special purpose company created to sublease aircraft to two major U.S. airlines. This investment is the subordinated tranche in a multi-tier structure of an Enhanced Equipment Trust Certificate (EETC). One of the airlines has recently indicated that it will not honor the original lease rates on the aircraft in this investment. Hence, with the loan exceeding the current value of the securities, we have impaired the security to the market level. While we do have an investment in the senior tranche of this EETC, the senior tranche exposure is still less than the current market value of the underlying planes and the senior tranche enjoys an 18 month liquidity facility. Accordingly, we do not anticipate a loss on the senior tranche.

      o $25.2 million on private fixed maturities of a holding company structure created to develop three natural gas fired power projects in the southwestern United States that were initiated to respond to the California power crisis. The subsequent drop in power demand and prices made this company's business plan uneconomic. Negotiations with the company to restructure the debt and create a stronger entity have lead to further impairments in our security. We have one other $50 million loan to a power company that similarly began construction on a new plant to sell power into California. It has successfully redeployed its turbines elsewhere and we do not expect a loss on that position.

      o $21.6 million (including an impairment loss of $19.2 million and $2.4 million in previously recognized gains where the bond was part of a hedging relationship) on public fixed maturity securities relating to an asset backed pool of franchise loans primarily focused in the gas/convenience store sector. The sector has continued to be hit hard by higher delinquencies and lower recoveries on the underlying loans. Modeling under EITF 99-20 with higher delinquencies and lower recovery values has led to further impairments on these securities. We have $134.8 million of other exposure to franchise loan ABS, all of which are senior tranches.

      o $14.2 million on public fixed maturity securities relating to a subordinated holding company structure comprised of ownership interests in three power generation facilities in the western U.S. Due to the severe overcapacity in the power markets and the lack of an off take provider for the potential power generated from the plants, this subordinated interest in the facilities was not refinanced and we wrote off the investment completely. The overcapacity in the power markets has put stress on all power producers as we discuss in our sector commentary.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      o $11.0 million on public fixed maturity securities (including an impairment loss of $9.2 million and $1.8 million in previously recognized gains where the bond was part of a hedging relationship) of a utility brought into the bankruptcy of its parent that suffered from a significant amount of merchant energy exposure. Our bonds are secured by a pump storage facility. We have $55.2 million carrying value of bonds at the parent that were already impaired in a prior quarter.

      o $11.0 million on private fixed maturity securities secured by aircraft leased by a large U.S. airline. This airline is seeking to reduce its lease rates as a small part of its larger efforts to reduce costs to avoid bankruptcy. This impairment is based on the expected reduction in the lease rates. We have $72.5 million of other ETC's backed by leases to this airline. The airline has not requested a change in the lease rates on the aircraft backing these investments. While we hold other investments in the airline industry and the industry has been under extreme pressure as discussed above, these issues are unique to this borrower.

      o $9.7 million on public fixed maturity securities relating to a manufacturer of composite and building materials. This company has struggled to emerge from bankruptcy due to numerous lawsuits and a disagreement between the banks and noteholders. Accordingly, the price of these securities has declined and we are further impairing them down to current market levels. These circumstances are unique to this issuer.

      o $9.6 million on public fixed maturity securities relating to an unregulated power and pipeline energy company that became insolvent due to a fall in profitability in its merchant energy business downgrades from the rating agencies and a lack of liquidity due to the call on cash collateral requirements after the downgrades. We have impaired the security to market levels. The overcapacity in the power markets have put stress on all power producers as discussed above.

      o $9.4 million on public fixed maturity securities relating to a special purpose financing company which owns an interest in a gas fired power plant in the UK with long-term fixed price contracts that are significantly above market in today's depressed pricing environment. In early 2003, the banks decided to pursue a fire sale of the power plant. We have impaired this loan to the discounted value of our likely recovery from such a sale. We have two other loans with a total carrying value of $103.8 million to companies participating in the UK power market. $63.9 million is backed by a UK pump storage facility investment where debt service coverage has been reduced by the weak environment for power in the U.K., but we continue to anticipate positive debt service coverage for this investment. $39.9 million is a loan to the owner of a UK regional electric company. Regional electric companies have monopolies to distribute and supply power to their regions and, as a result, are less affected by the over supply of power.

      Of the $99.6 million of realized losses on sales of fixed maturity securities for the year 2003, $28.8 million was credit related and $50.3 million arose from the sale of 16 securities with $1.0 million or more of realized loss. The only significant realized losses for 2003 were $16.7 million on the sale of the bonds of a major healthcare service provider (late in the first quarter, the U.S. Securities and Exchange Commission announced that they had discovered massive accounting fraud at that company and thus its bond and stock prices plummeted; due to this significant event and the uncertainty over the future of the company due to the ongoing U.S. SEC investigation, we sold our position in the first quarter of 2003), and $4.9 million on the sale of bonds of a power provider with a large exposure to the merchant energy markets. As we became more concerned that the banks would not renew their bank lines to this company, we sold most of our position and impaired the remaining position that was subsequently sold in early July. These were the only sales of significance that we consider credit losses, (i.e. sold at less than 80% of amortized cost). All other sales were related to general portfolio management, including the sale of a number of below investment grade bonds to maintain our exposure below 10% of invested assets on a statutory basis. The following are the losses on sales over $1.0 million:

      o $16.7 million credit loss on the sale of public bonds of a major healthcare service provider as referred to above.

      o $5.5 million on the sale of public bonds of a utility holding company where our position exceeded our single credit limits due to a downgrade of the company. This sale brought our holdings of this company in compliance within our limits.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      o $4.9 million credit loss on the sale of public bonds of a power provider referred to above.

      o $3.1 million on the sale of public bonds of an oil and gas company's bonds. This position was sold to reduce its below investment grade exposure.

      o $2.9 million credit loss on the sale of public bonds of a merchant energy producer. When this company announced it had broken off talks with its banks on a line coming due in the next month, we sold these bonds.

      o $2.3 million on the sale of the senior tranche of a commercial mortgage backed security. The loss is due to a rise in interest rates since the time of purchase.

      o $2.2 million on the sale of public bonds of an oil and gas pipeline company in order to maintain our below investment grade holdings below 10% of invested assets on a statutory basis.

      o $2.1 million on the sale of public bonds of an unregulated power generating company. This bond was sold after a downgrade created a credit limit violation.

      o $2.1 million on the sale of public bonds of a large U.S. based bank. The loss was entirely due to a rise in Treasury rates since the time of purchase.

      o $1.8 million on the sale of public bonds of an oil and gas exploration and production company. The loss is due to a rise in interest rates since the time of purchase.

      o $1.4 million credit loss on the sale of MBS/CMO of an aircraft lease trust. This loss was due to a downgrade by the rating agencies, which led to a supply/demand imbalance. .

      o $1.2 million on the sale of bonds of a public power provider with merchant exposure due to our concern over whether the banks would renew their lines.

      o $1.1 million on the sale of public bonds of a gas pipeline company. The loss is due to a rise in interest rates since the time of purchase.

      o $1.0 million on the sale of public bonds of another power provider with a significant exposure to the merchant energy markets and our concern over their ability to renew their bank lines.

      o $1.0 million on the sale of public bonds of a large, European telecom company. The loss is due to a rise in interest rates since the time of purchase.

      o $1.0 million on the sale of public bonds of a large, domestic telecom company. The loss is due to a rise in interest rates since the time of purchase.

      There were no other sales with losses more than $1 million and no other sales of bonds at less than 80% of amortized cost, which we would consider as credit losses. These sales helped reduce our below investment grade holdings and accomplished other portfolio objectives.

      The Company recorded losses due to other than temporary impairments of CDO equity and other invested assets of $29.8 million for the year 2003. Equity in these CDO's take the first loss risk in a pool of high yield debt and hence under perform in a high yield default environment. These impairments were recognized using the guidance in EITF 99-20. We have a total remaining carrying value of $60.0 million and $48.7 million of CDO equity as of December 31, 2003 and December 31, 2002, respectively, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $28.1 million for the year 2003, as the result of market values falling below cost by greater than 15% for more than six months.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      The Company recorded a net loss of $28.6 million on mortgage loans for the year 2003 (of which $63.7 million were losses on hedging adjustments). Included are losses of $29.7 million for the year 2003, associated with losses on agriculture mortgages.

      There were also gains of $106.2 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $26.0 million from the sale of other invested assets, and gains of $255.0 million resulting from the sale of real estate for the year 2003. Net derivative activity resulted in a gain of $117.7 million on $39.6 billion of derivative notional for the year 2003 as interest rates increase approximately 45 basis points on swap curve. Because of the fundamental strategy of the Company's derivative usage is designed to neutralized interest rate risk, certain components of the derivative's fair value change are not offset in earnings. For the year 2002, net realized investment and other losses were $454.7 million. Gross losses on impairments and on disposal of investments - including bonds, equities, mortgages, real estate, and other invested assets were $876.5 million, excluding hedging adjustments.

      The Company recorded losses due to other than temporary impairments of fixed maturities of $582.5 million for the year 2002, excluding hedging adjustments. The primary other than temporary impairments on fixed maturities for the year ended December 31, 2002 were:

      o $113.2 million on fixed maturity securities relating to a national airline that faced heavy operating losses due to the economic downturn, a high cost structure, and competition from low-cost carriers.

      o $56.1 million on a large energy company that filed for bankruptcy in late 2001.

      o $48.0 million on secured financings backed by an airline, or its subsidiaries, that filed for Chapter 11 bankruptcy protection during the third quarter of 2002.

      o $45.5 million on securities issued by the holding company of a large domestic power producer that was downgraded to below investment grade status in July 2002 due to liquidity concerns.

      o $35.3 million on issuers affiliated with the Argentina government and other investments in that country

      o $33.8 million on securities issued by a large telecommunications company that filed for bankruptcy in July, 2002.

      o $33.5 million on fixed maturity securities for an unregulated power and pipeline energy company.

      o $31.6 million of fixed maturity investments of U.K. based projects providing power and other essential services to an industrial complex.

      o $28.3 million on fixed maturity securities relating to an oil field service company.

      o $24.8 million on a redeemable preferred stock of a large domestic farm cooperative due to the cyclical nature of the business and a heavy debt load.

      o $19.2 million on redeemable preferred stock of a technology based manufacturer of engineering products with a tight liquidity position.

      o $19.0 million on securities of an Australian power project that failed to produce benefits expected from the deregulation of that country's power industry.

      o $16.9 million on securities issued by a Mexican producer of corrugated boxes and newsprint.

      o $13.6 million on securities of a diversified producer of single-use, specialty medical products.

      o $9.9 million on subordinated private placement securities funding a toll road between the U.S. and Mexico.

Write-downs of CBO/CDO fixed maturity investments and other invested assets were $61.9 million for the year ended December 31, 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate needs to facilitate business operations. John Hancock Financial Services, Inc. (the Company) is an insurance holding company. The assets of the Company consist primarily of the outstanding capital stock of the Life Company, John Hancock Canadian Holdings Limited (Maritime Life's parent) and investments in other subsidiaries both domestic and international. The Company's cash flow primarily consists of dividends from its operating subsidiaries and proceeds from the Company's debt offerings (see Note 7--Debt and Line of Credit) offset by expenses, shareholder dividends and stock repurchases. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, paying dividends on its common stock and repurchasing the Company's common stock pursuant to the board of director's approved plan, substantially depends upon dividends from its operating subsidiaries.

Primary Operating Subsidiaries

      The Company's primary insurance operations are those of the Life Company and Maritime Life. State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company's limit is the greater of 10% of the statutory surplus or the prior calendar year's statutory net gain from operations of the Life Company. The ability of the Life Company, JHFS' primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law. JHFS currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. However, JHFS can give no assurance it will declare or pay dividends on a regular basis.

      In May, August and December of 2003, the Commissioner of Insurance for the Commonwealth of Massachusetts approved dividends to JHFS in the amount of $100.0 million, $14.5 million and $100.0 million, respectively. None of these dividends was classified as extraordinary by state regulators. The Life Company paid $100.0 million in cash in 2003, transferred property worth $14.5 million in August 2003 and the final $100.0 million in cash in January 2004. Funds from the dividends, together with the net proceeds from operations of the Company were principally used to pay $101.3 million in dividends to JHFS common shareholders. JHFS paid a dividend on its common stock of $0.35 per share on December 11, 2003 to shareholders of record as of November 18, 2003.

      Canadian insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. Maritime Life, our Canadian life insurance subsidiary, is subject to restrictions on dividend payments to its holding company, John Hancock Canadian Holdings, Ltd, by Canadian regulators. Maritime Life may not make dividend payments which would make its minimum continuing capital and surplus ratio fall below 150%, as required by the Office of the Superintendent of Financial Institutions. Maritime Life's minimum continuing capital and surplus ratio is measured annually, and was 185% as of December 31, 2003. The Company did not request any dividend payment from Maritime Life in 2003, nor did Maritime Life make any dividend payments to JHFS or its operating subsidiaries in 2003.

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

      As noted above, on September 28, 2003, JHFS entered into a definitive merger agreement with Manulife. Until the closing of the transaction, the Company will continue to operate independently and does not expect the proposed merger to have a negative impact on financial condition, liquidity or sales. Following the announcement of the proposed merger, Standard and Poor's, Moody's, A.M. Best and Fitch affirmed all ratings. In addition, Standard & Poor's noted that "the `A' long-term counterparty credit and senior debt ratings on John Hancock Financial Services Inc., a holding company for its U.S. and Canadian operating insurance companies, have been placed on CreditWatch with positive implications." Dominion Bond Rating Service placed John Hancock Financial Services' corporate rating of A (high) and Maritime Life's long-term

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


ratings "Under Review - Positive" and Maritime Life's financial strength ratings were placed on "Credit Watch Positive" by Moody's and A.M. Best.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 2003, $46,635.4 million, or 88.3% of the consolidated fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $6,186.1 million, or 11.7% of fixed maturity investments, were rated non-investment grade. $41,258.2 million, or 87.1% of the Life Company fixed maturity securities held by us and rated by Standard & Poor's Ratings Services (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $6,112.3 million, or 12.9% of the Life Company fixed maturity investments, were rated non-investment grade. And $4,472.9 million, or 99.3% of the Maritime Life fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $30.9 million, or 0.7% of the Maritime Life fixed maturity investments, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

 Insurance Company Customer Accounts

      A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:

                                                                                       As of December 31,
                                                                         ------------------------------------------------
                                                                                   2003                   2002
                                                                         ------------------------------------------------
                                                                           Amount         %       Amount          %
                                                                         ------------------------------------------------
                                                                                          (in millions)

Not subject to discretionary withdrawal provisions....................... $ 28,961.0     55.2%  $ 29,409.0       58.8%
Subject to discretionary withdrawal adjustment:
With market value adjustment.............................................    2,109.7      4.0      1,409.6        2.8
At contract value........................................................    2,926.6      5.6      2,542.1        5.1
At fair value/ market value..............................................   11,195.0     21.4     10,972.4       21.9
Subject to discretionary withdrawal at contract value
      less surrender charge..............................................    7,219.3     13.8      5,726.2       11.4
                                                                         ------------------------------------------------
Total annuity reserves and deposit funds liability....................... $ 52,411.6    100.0   $ 50,059.3      100.0%
                                                                         ================================================

      Individual life insurance policies are less susceptible to withdrawal than are individual annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal. As indicated in the table above, there are a substantial percentage of annuity reserves and deposit fund liabilities that are not subject to withdrawal. As a matter of policy, we seek to include provisions limiting withdrawal rights from general account institutional structured investment products. These include GICs and funding agreements sold to plan sponsors where the contract prohibits the contractholder from making any withdrawals, whether at book value or at market value, other than on a scheduled maturity date. In addition, none of these obligations can be accelerated based on any change in the Company's credit rating. The Company does not sell contracts with put provisions.

      Individual life insurance policies (other than term life insurance) increase in cash value over their lives. Policyholders have the right to borrow from us an amount generally up to the cash value of their policy at any time. As of December 31, 2003, we had approximately $22.6 billion in cash values in which policyholders have rights to policy loans. The majority of cash values eligible for policy loans are at variable interest rates, which are reset annually on the policy anniversary. Moreover, a portion of our fixed interest rate policy loans have features that provide for reduced

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


crediting rates on the portion of cash values loaned. The amount of policy loans has remained consistent over the past three years, at approximately $2.1 billion, $1.6 billion of which are in the closed block at December 31, 2003.

      The Company's primary operating subsidiary is John Hancock Life Insurance Company. The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all our insurance subsidiaries as of December 31, 2003, were above the ranges that would require regulatory action.

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

Analysis of Consolidated Statements of Cash Flows

      Net cash provided by operating activities was $3,052.7 million, $2,561.1 million and $2,633.8 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $491.6 million increase in 2003 compared to 2002 resulted primarily a $677.4 million increase in premiums received, and a $239.4 million increase in net investment income received offset by a $281.8 million increase in expenses and a $329.8 million increase in income taxes paid. The $72.7 million decrease in 2002 compared to 2001 resulted primarily from a $422.5 million decrease in premiums received and a $130.5 million increase in expenses, offset by a $153.5 million decrease in benefits paid, a $143.3 million increase in net investment income received.

      Certain operating payments:

      o The Company made certain payments which related to the rent of its Home Office properties since the sale of these properties effective March 14, 2003. The Company has signed several market-based leases for use of the Home Office properties ranging from 5 to 15 years.

      o The Company's defined-benefit retiree pension plan has not required funding since 1991, related post retirement benefits plans received funding of $32.3 million, $21.6 million and $20.6 million for each years ended December 31, 2003, 2002 and 2001 respectively. Prior to 2002, pension benefits under the non-Maritime Life defined benefit plans were also based on years of service and final average compensation (generally during the three years prior to retirement). In 2001, the defined benefit pension plans were amended to a cash balance basis under which benefits are based on career average compensation. Under grandfathering rules, employees within 5 years of early retirement eligibility or employees over age 40 and with at least 10 years of service will receive pension benefits based on the greater of the benefit from the cash balance basis or the prior final average salary basis. This amendment became effective on January 1, 2002.

      o For the years ended December 31, 2003, 2002, and 2001 the Company paid $11.5 million, $15.1 million and $12.1 million to fund its commitments under its cash balance pension plans and 401K employee savings plans.

      o The Company has paid $96.2 million, $89.6 million, and $65.3 million for the years ended December 31, 2003, 2002 and 2001 for interest on its debt.

      o The Company has paid $177.2 million, $65.2 million, and $1.7 million for the years ended December 31, 2003, 2002 and 2001 for income taxes.

      Net cash used in investing activities was $3,649.6 million, $6,714.1 million and $6,782.9 million for the years ended December 31, 2003, 2002 and 2001 respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities include those from the purchase or sales of product lines and asset management such as the sale of the Home Office properties in 2003. In addition to a comprehensive asset-liability management program that seeks to align the financial and risk attributes of the Company's investment portfolio (including cash and short term investments) with those of its liability contracts, we also maintain a minimum cash balance and monitors available liquidity against estimated liability needs under stressed market conditions. All of this leads to a liquidity policy we think is prudent and is expected to amply support liability needs even in these most stressed environments. The $3,064.5 million decrease in cash used in 2003 as compared to 2002 resulted primarily from an $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003 and a $2,204.9 million reduction in net acquisitions of fixed maturities during the year ended December 31, 2003 as compared to prior year. The decrease in net cash used in 2002 as compared to 2001 resulted from a $12.8 billion decrease in acquisitions of fixed maturities

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


offset by an $11.4 billion decrease in sales, maturities and redemptions of fixed maturity securities in 2002 compared to the prior year. The decrease was offset by increased net purchases of mortgages and short-term investment over prior year.

      Net cash provided by financing activities was $2,527.9 million, $4,029.9 million and $2,182.8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Changes in cash provided by financing activities primarily relate to the execution of transactions with our customers demonstrated by deposits and withdrawals under investment-type contracts and the payment of the Company's annual dividend to shareholders. In addition, where advantageous or otherwise necessary, the Company may issue equity securities or debt, borrowing or re-pay corporate debt, acquire our stock on the market, or pay dividends to shareholders. The $1,502.0 million decrease in the 2003 as compared to 2002 resulted from a $1,453.0 million decrease in deposits and a $1,492.2 million increase in cash payments made on withdrawals of universal life insurance and investment-type contracts offset somewhat by $970.0 million in funds from the Consumer Notes program initiated in the second half of 2002, and a $373.2 million decline in treasury stock acquired due to the suspension of activity under the stock repurchase program. Deposits on universal life insurance and investment-type contracts exceeded withdrawals by $969.5 million and $3,914.7 million for the years ended December 31, 2003 and 2002, respectively. The Company's ability to generate customer deposits in excess of withdrawals is critical to our long-term growth. The increase in 2002 as compared to 2001 resulted from a $1,589.9 million increase in deposits net of cash payments made on withdrawals of universal life insurance and investment-type contracts. Deposits on such universal life insurance and investment-type contracts exceeded withdrawals by $3,914.7 million and $2,324.8 million for the years ended December 31, 2002 and December 31, 2001, respectively. The Company's acquisitions of treasury stock decreased to $385.0 million in 2002 as compared to $580.4 million in 2001.

      On October 26, 2000, the Company announced that its Board of Directors authorized a stock repurchase program, with no termination date, under which the Company was authorized to purchase up to $500 million of its outstanding common stock. On August 6, 2001, the Company's board of directors authorized a $500 million increase to the stock repurchase program. On June 21, 2002, the Company's board of directors authorized a second increase of $500 million to the stock repurchase program, bringing the total amount authorized to be used to repurchase Company stock to $1.5 billion. Under the stock repurchase program, purchases have been and will be, made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions. Through December 31, 2003, the Company has repurchased 30.0 million shares with a total cost of $1,057.2 million, of which 0.5 million shares were repurchased in 2003 at a cost of $11.8 million. The 2003 repurchase activity consisted primarily of the acquisition of certain restricted stock from key executives of the Company. The proceeds from some of these purchases were used by the executives to repay loans under a discontinued stock ownership and loan program and taxes. The outstanding loans under that program, which were grandfathered under the Sarbanes-Oxley Act of 2002, have been repaid in full at the request of the Company's Board of Directors. At December 31, 2003, the Company was not actively repurchasing its common stock but will continue to assess when it might resume repurchases of its common stock under the stock repurchase program.

Lines of Credit, Debt and Guarantees

      Cash flow requirements are also supported by a committed line of credit of $1.0 billion, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Inc., The Bank of New York, The Bank of Nova Scotia, Fleet Securities, Inc. and JPMorgan Securities, Inc., and an effective shelf registration statement which initially provided for the issuance, from time to time, of up to $1 billion of the Company's debt and equity securities. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewed effective July 25, 2003) and a second multi-year facility for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement has no material adverse change clause, and includes, among others, the following covenants: minimum requirements for JHFS shareholder's equity, maximum limit on the capitalization ratio and a negative pledge clause (with exceptions) as well as limitations on subsidiary debt. The line of credit also contains cross-acceleration provisions. The fee structure is determined by the rating levels of JHFS or the Life Company such that a downgrade would result in higher fees. To date, we have not borrowed any amounts under the line of credit. On November 29, 2001, JHFS sold, under the $1.0 billion shelf registration statement, $500.0 million in 7-year senior unsecured notes at a coupon of 5.625% with the proceeds used for general corporate purposes. Covenants contained in this issue include, among others, limitations on the disposition of and liens on the stock of the Life Company. This issue also contains cross-acceleration provisions. The remaining capacity of the shelf registration is currently $500.0 million.

      As of December 31, 2003, we had $1,895.3 million of principal and interest amounts of debt outstanding consisting of $499.0 million of medium-term bonds, $447.6 million of surplus notes, $304.7 million of Canadian debt, $46.8 million of other notes payable (excluding $121.3 million in non-recourse debt for Signature Fruit and a Signature Funding CDO) and $381.3 million in commercial paper. Also not included here is the $94.5 million SFAS No. 133 fair value adjustment to interest rate swaps held for the Surplus Notes. During 2003, the Company issued in aggregate $2.3 billion in commercial

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


paper, of which $381.3 million was outstanding at December 31, 2003. The commercial paper program established at the Company has replaced the commercial paper program at its indirect subsidiary, John Hancock Capital Corporation. In addition, the Company has outstanding $1,550.4 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $200,000 of aggregate principal, and mature at a various dates in the future. Covenants in this program include, among others, limitations on liens.

      $150 million in letters of credit for JH Reassurance Company, guaranteed by the Company, are subject to rating triggers that require the posting of deposits (within three business days) as additional collateral if the ratings of JHFS or the Life Company fall below designated rating levels. Currently, JHFS and the Life Company's ratings are several levels away from a triggering event for the guaranteed letters of credit. Failure to make such deposit under one or more of the guaranteed letters of credit could trigger the cross-acceleration provisions in other financing agreements, including the line of credit referenced above. Certain of these guaranteed letters of credit incorporate the financial covenants from the line of credit as well as contain cross-default and cross-acceleration provisions.

      The Life Company guarantees certain mortgage securitizations transactions the Company entered into with FNMA and FHLMC. This guarantee will persist until the pool of mortgages is paid off in full by the mortgagees. The Life Company must perform under this guarantee where the mortgagees fail to repay their mortgages. The maximum amount of future payments the Life Company may be required to make pursuant to the guarantee is up to 12.25% of the total principal and interest for the FNMA securitization, or $13.2 million, and up to 10.50% of total principal and interest for the FHLMC securitization, or $14.6 million, at December 31, 2003.

      The Company has the following additional guarantees outstanding with affiliates, related to market value annuity products in the Life Company and it subsidiary John Hancock Variable Life Insurance Company (see Note 18-Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company) covering contracts with account values of $406.4 million, and $304.7 million in senior unsecured notes payable issued by John Hancock Canadian Corporation, guaranteed by the Company.

Off Balance Sheet Arrangements

      The Company has relationships with a number of entities which are not consolidated into the Company's consolidated financial statements. These entities include qualified special purpose entities (QSPEs) and other special purpose entities. In the course of some of its business the Company transfers assets to, and in some cases, retains interests in QSPEs. The Company may also purchase interests in QSPEs on the open market.

      The Company's primary use of QSPEs arises in its commercial mortgage banking subsidiary. The Company's commercial mortgage banking subsidiary originates commercial mortgages and sells them to QSPEs which then issues mortgage backed securities (MBS). The Company engages in this activity to earn fees during the origination process, and to generate realized gains during the securitization process. The Company may purchase MBS from the QSPEs created in its commercial mortgage banking subsidiary to generate net investment income. The majority of the Company's MBS portfolio was purchased from unrelated QSPEs.

      These QSPEs and other special purpose entities also include CDO funds we manage and may also invest in, which are considered variable interest entities and are discussed in detail in Note 3 - Relationships with Variable Interest Entities to our consolidated financial statements. The Company generates fee income from the CDO funds we manage, and generates net investment income from CDOs we invest in, whether we manage them or not.

      The Company receives Federal income tax benefits from certain investments made through variable interest entities.

      These arrangements also include credit and collateral support agreements with FNMA and FHMLC, through which the Company securitized some of its mortgage investments, which provided a potential source of liquidity to the Company. These agreements are described in detail in Note 12 - Commitments, Guarantees and Contingencies to our consolidated financial statements.

      The Company's risk of loss from these entities is limited to its investment in them. Consolidation of unconsolidated accounts from these entities would inflate the Company's balance sheet but would not be reflective of additional risk in these entities. In each, there are no potential liabilities which might arise in the future as a result of these relationships that would not be completely satisfied by the assets of that entity.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Contractual Obligations

      The following table summarizes the Company's information about contractual obligations by due date and expiration date as of December 31, 2003. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment. These obligations are inputs into the Company's asset liability management system described elsewhere in this document.

                 Contractual Obligations as of December 31, 2003

                                                                      Less than
 Payments due under contractual obligations by period       Total      1 year       1-3 years   4-5 years  After 5 years
------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)
Debt ........................................            $ 1,800.8    $   485.3    $    45.2    $   510.6   $   759.7
Consumer notes ..............................              2,833.0         82.7        457.9        242.2     2,050.2
GIC's .......................................              6,464.6      1,905.7      2,496.5        871.2     1,191.2
Funding agreements ..........................             14,055.8      2,266.5      6,634.5      3,192.7     1,962.1
Institutional structured settlements ........              2,248.8         19.7         48.7         53.2     2,127.2
Annuity certain contracts ...................              1,696.3        154.4        588.9        375.6       577.4
Investment commitments ......................              2,437.7      2,437.7           --           --          --
Other insurance liabilities .................                 46.6         46.6           --           --          --
Operating lease obligations .................                923.3        114.4        214.5        168.4       426.0
Other long-term obligations .................                350.5         57.0        197.1         77.6        18.8
                                                      ------------------------------------------------------------------
      Total payments due under contractual
         obligations--by period .............            $32,857.4    $ 7,570.0    $10,683.3    $ 5,491.5   $ 9,112.6
                                                      ==================================================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      Capital Markets Risk Management. The Company maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business and investment operations.

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

      Credit Risk. The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below-investment-grade holdings. We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies such as Moody's and Standard & Poor's, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the (1) levels assumed in product pricing, and (2) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to the external benchmarks and consistent with priced-for-levels.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      As of December 31, 2003 and 2002, the Company's fixed maturity portfolio was comprised of 88.3% and 88.8% investment grade securities and 11.7% and 11.2% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

      Interest Rate Risk. The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities, primarily within our Protection, Asset Gathering and Guaranteed and Structured Financial Products Segments.

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

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of December 31, 2003 and 2002, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $39,636.8 million and $36,143.0 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $19.8 million based on our operational tolerance of 18 days.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of December 31, 2003 and 2002, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $37,096.1 million and $32,982.6 million, respectively. A rate shock (as defined above) as of December 31, 2003 would decrease the fair value of these assets by $1,405.0 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of December 31, 2003. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These fair value exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                                            Fair Value
                                               ----------------------------------------------------------------------
                                                               Weighted-     -100 Basis                 +100 Basis
                                                 Notional     Average Term      Point        As of        Point
                                                  Amount        (Years)      Change (2)    12/31/03     Change (2)
                                               ----------------------------------------------------------------------
As of December 31, 2003                                   (in millions, except for Weighted-Average Term)
-----------------------
Interest rate swaps.........................      $32,181.0        11.8          $(87.4)    $(497.0)     $(769.0)
CMT swaps...................................           33.4         0.9             0.8         0.8          0.8
Futures contracts (1).......................          173.8         7.9             9.3        (0.1)       (10.3)
Interest rate caps..........................        1,074.7         4.9            12.9        28.2         50.1
Interest rate floors........................        4,593.0         6.4           145.2        76.0         37.6
Swaptions...................................           30.0        21.4            (5.6)       (2.6)        (0.9)
                                               --------------               -----------------------------------------
     Totals.................................      $38,085.9        10.9          $ 75.2     $(394.7)     $(691.7)
                                               ==============               =========================================

-----------
(1)   Represents the notional value of open contracts as of December 31, 2003.
(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

Equity Risk

      Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant that we hold in our portfolio. In order to reduce our exposure to market fluctuations on some of our common stock portfolio, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on their underlying equity securities. Our equity collars are comprised of an equal number of purchased put options and written call options, each with strike rates equidistant from the stock price at the time the contract is established. As of December 31, 2003, the fair value of our equity securities portfolio was $79.2 million. The fair value of our equity collar agreements as of December 31, 2003 was $1.95 million. A hypothetical 15% decline in the December 31, 2003 value of the equity securities would result in an unrealized loss of approximately $9.37 million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair value of any unhedged common stock holdings will rise or fall with equity market

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


and company-specific trends. In certain cases the Company classifies its equity holdings as trading securities. Gains and losses, both realized and unrealized, on equity securities classified as trading, are part of investment returns related to equity indexed universal life insurance policies sold at Maritime Life and are included in benefits to policyholders. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

      Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international operations and the issuance of certain foreign currency-denominated funding agreements sold to non-qualified institutional investors in the international market. We apply currency swap agreements to hedge the exchange risk inherent in our funding agreements denominated in foreign currencies. We also own fixed maturity securities that are denominated in foreign currencies. We use derivatives to hedge the foreign currency risk of these securities (both interest and principal payments). At December 31, 2003, the fair value of our foreign currency denominated fixed maturity securities was approximately $958.0 million. The fair value of our currency swap agreements at December 31, 2003 supporting foreign denominated bonds was $(228.2) million.

      We estimate that as of December 31, 2003, a modeled 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to the Canadian dollar.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


ITEM 8. Financial Statements and Supplementary Data

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...............................................118

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002.................119

Consolidated Statements of Income for the Years Ended December 31, 2003,
      2002 and 2001..........................................................121

Consolidated Statements of Changes in Shareholder's Equity and Comprehensive
      Income for the Years Ended December 31, 2003, 2002 and 2001............123

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003,
      2002 and 2001..........................................................124

Notes to Consolidated Financial Statements...................................126

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
John Hancock Financial Services, Inc.

      We have audited the accompanying consolidated balance sheets of John Hancock Financial Services, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Financial Services, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for stock-based compensation, participating pension contracts and modified coinsurance contracts. In 2002 the Company changed its method of accounting for goodwill and other intangible assets and in 2001 the Company changed its method of accounting for its employee pension plan and postretirement health and welfare plans and for derivatives.

                                                   /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 25, 2004

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                                   December 31,
                                                                                                           -------------------------
                                                                                                              2003              2002
                                                                                                           -------------------------
                                                                                                                  (in millions)

Assets

Investments--Notes 2 and 4
Fixed maturities:
   Held-to-maturity--at amortized cost (fair value: 2003--$1,523.0; 2002--$1,781.8) ..................     $  1,498.6     $  1,732.2
   Available-for-sale--at fair value (cost: 2003--$48,896.8;  2002--$44,755.0) .......................       51,887.0       45,847.3
   Trading securities--at fair value (cost: 2003--$40.7;  2002--$18.9 ) ..............................           42.2           18.9
Equity securities:
   Available-for-sale--at fair value (cost: 2003--$665.8; 2002--$624.7 ) .............................          795.1          672.3
   Trading securities--at fair value (cost: 2003--$435.3; 2002--$287.5) ..............................          448.4          296.3
Mortgage loans on real estate ........................................................................       12,936.0       11,805.7
Real estate ..........................................................................................          195.0          318.6
Policy loans .........................................................................................        2,117.9        2,097.2
Short-term investments ...............................................................................          121.6          211.2
Other invested assets ................................................................................        3,011.3        2,937.8
                                                                                                           ----------     ----------
      Total Investments ..............................................................................       73,053.1       65,937.5
                                                                                                           ==========     ==========
Cash and cash equivalents ............................................................................        3,121.6        1,190.6
Accrued investment income ............................................................................          756.0          785.9
Premiums and accounts receivable .....................................................................          273.6          217.1
Deferred policy acquisition costs ....................................................................        4,301.0        3,996.3
Reinsurance recoverable--Note 10 .....................................................................        2,095.5        1,777.2
Other assets .........................................................................................        3,577.8        3,132.2
Separate account assets ..............................................................................       24,121.9       20,827.3
                                                                                                                          ----------
                                                                                                           ----------     ----------
          Total Assets ...............................................................................     $111,300.5     $ 97,864.1
                                                                                                           ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                                 December 31,
                                                                                                         ---------------------------
                                                                                                            2003            2002
                                                                                                         ---------------------------
                                                                                                                (in millions)

Liabilities and Shareholders' Equity
Liabilities
Future policy benefits .............................................................................     $ 45,609.6      $ 39,657.0
Policyholders' funds ...............................................................................       22,728.1        23,054.4
Consumer notes--Note 7 .............................................................................        1,550.4           290.2
Unearned revenue ...................................................................................        1,140.4           895.8
Unpaid claims and claim expense reserves ...........................................................          346.2           205.6
Dividends payable to policyholders .................................................................          600.6           585.7
Short-term debt--Note 7 ............................................................................          485.3           348.9
Long-term debt--Note 7 .............................................................................        1,410.0         1,450.3
Income taxes--Note 5 ...............................................................................        1,813.4         1,096.8
Other liabilities ..................................................................................        3,118.5         3,078.3
Separate account liabilities .......................................................................       24,121.9        20,827.3
                                                                                                         ----------      ----------
      Total Liabilities ............................................................................      102,924.4        91,490.3
                                                                                                         ==========      ==========

Minority interests--Note 9 .........................................................................          160.4           162.7

Commitments, guarantees and contingencies--Note 12

Shareholders' Equity--Note 13
Common stock, $.01 par value; 2.0 billion shares authorized;
  319.8 million and 317.5 shares issued, respectively ..............................................            3.2             3.2
Additional paid in capital .........................................................................        5,174.0         5,127.9
Retained earnings ..................................................................................        2,318.7         1,614.0
Accumulated other comprehensive income .............................................................        1,788.8           523.2
Treasury stock, at cost (30.0 million and 29.5 million shares, respectively) .......................       (1,069.0)       (1,057.2)
                                                                                                         ----------      ----------
      Total Shareholders' Equity ...................................................................        8,215.7         6,211.1
                                                                                                         ----------      ----------
      Total Liabilities and Shareholders' Equity ...................................................     $111,300.5      $ 97,864.1
                                                                                                         ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                       Years Ended December 31,
                                                                                                -----------------------------------
                                                                                                   2003         2002        2001
                                                                                                -----------------------------------
                                                                                                           (in millions)
Revenues
      Premiums ..............................................................................   $ 4,147.7    $ 3,377.1    $ 3,851.3
      Universal life and investment-type product charges ....................................       838.9        815.2        772.5
      Net investment income--Note 2 .........................................................     4,227.0      3,934.1      3,944.9
      Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders
         and the policyholder dividend obligation ($(51.1), $(69.8)
         and $(1.1), respectively)--Notes 1, 2 and 14 .......................................        33.6       (454.7)      (249.1)
      Investment management revenues, commissions and other fees ............................       532.4        550.7        624.4
      Other revenue .........................................................................       291.7        255.7        186.5
                                                                                                ---------    ---------    ---------
            Total revenues ..................................................................    10,071.3      8,478.1      9,130.5
                                                                                                =========    =========    =========

Benefits and expenses
      Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders  and policyholder dividend obligation ($(60.1),
         $(35.2)and $25.3, respectively)--Notes 1, 2 and 14 .................................     6,084.3      5,387.7      5,904.7
      Other operating costs and expenses ....................................................     1,755.7      1,518.6      1,521.6
      Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
         (losses) ($9.0, $(34.6) and $(26.4) respectively)--
         Notes 1, 2 and 14 ..................................................................       315.5        350.2        306.8
      Dividends to policyholders ............................................................       566.9        585.4        571.3
                                                                                                ---------    ---------    ---------
            Total benefits and expenses .....................................................     8,722.4      7,841.9      8,304.4

Income before income taxes and cumulative effect of accounting changes ......................     1,348.9        636.2        826.1
Income taxes--Note 5 ........................................................................       376.7        136.7        214.6
                                                                                                ---------    ---------    ---------
Income before cumulative effect of accounting changes .......................................       972.2        499.5        611.5
Cumulative effect of accounting changes, net of tax--Note 1 .................................      (166.2)          --          7.2
                                                                                                ---------    ---------    ---------

Net income ..................................................................................   $   806.0    $   499.5    $   618.7
                                                                                                =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                         Year Ended December 31,
                                                                                   ------------------------------------
                                                                                     2003          2002         2001
                                                                                   ------------------------------------
                                                                                   (in millions, except per share data)
Basic earnings per common share:
      Income before cumulative effect of accounting changes ....................   $  3.38       $  1.71        $  2.01
      Cumulative effect of accounting changes ..................................     (0.58)           --           0.02
                                                                                   -------       -------        -------
      Net income ...............................................................   $  2.80       $  1.71        $  2.03
                                                                                   =======       =======        =======
Diluted earnings per common share:
      Income before cumulative effect of accounting changes ....................   $  3.37       $  1.70        $  1.99
      Cumulative effect of accounting changes ..................................     (0.58)           --           0.02
                                                                                   -------       -------        -------
      Net income ...............................................................   $  2.79       $  1.70        $  2.01
                                                                                   =======       =======        =======
Weighted-average shares used in basic earnings per common share
   calculations ................................................................     287.5         291.6          304.6
Dilutive securities
      Stock options ............................................................       1.0           1.6            2.7
      Non-vested stock .........................................................       0.3           0.3            0.3
                                                                                   -------       -------        -------
Weighted-average shares used in diluted earnings per common share
   calculations ................................................................     288.8         293.5          307.6
                                                                                   -------       -------        -------
Cash dividends paid per common share ...........................................   $  0.35       $  0.32        $  0.31
                                                                                   =======       =======        =======

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                 Accumulated
                                                          Additional                Other                    Total
                                                 Common    Paid In   Retained   Comprehensive   Treasury  Shareholder's  Outstanding
                                                  Stock    Capital   Earnings   Income (Loss)    Stock       Equity        Shares
                                                  -----    -------   --------   -------------    -----       ------        ------
                                                            (in millions, except outstanding share data in thousands)

Balance at January 1, 2001                          $3.2   $5,086.4   $  680.4   $   77.3      $   (91.8)    $5,755.5    311,988.9

   Restricted stock issued..................                    2.8                                               2.8         81.4
   Options exercised........................                   12.2                                              12.2        868.3
   Forfeitures of restricted stock..........                   (2.1)                                             (2.1)       (64.4)
   Comprehensive income:
      Net income............................                             618.7                                  618.7
      Other comprehensive income, net of tax:
        Net unrealized gains (losses).......                                        (59.9)                      (59.9)
        Foreign currency translation
          adjustment                                                                (28.4)                      (28.4)
        Minimum pension liability...........                                         15.2                        15.2
        Net accumulated gains (losses) on
          cash flow hedges..................                                         (3.8)                       (3.8)
                                                                                   ---------                  ---------
   Comprehensive income.....................                                                                    541.8
   Treasury stock acquired..................                                                      (580.4)      (580.4)   (15,444.1)
   Dividends paid to shareholders...........                             (92.4)                                 (92.4)
   Change in accounting principles..........                                        227.6                       227.6

                                                -----------------------------------------------------------------------------------
Balance at December 31, 2001................        $3.2   $5,099.3   $1,206.7   $  228.0        $(672.2)    $5,865.0    297,430.1
                                                ===================================================================================

   Restricted stock issued..................                    4.7                                               4.7        646.4
   Options exercised........................                   13.9                                              13.9        938.4
   Forfeitures of restricted stock..........                   (0.3)                                             (0.3)       (11.4)
   Restricted stock amortization............                    5.0                                               5.0
   Issuance of shares for
      board compensation                                        0.3                                               0.3          7.5
   Comprehensive income:
   Tax benefit on option exercises..........                    5.0                                               5.0
      Net income............................                             499.5                                  499.5
      Other comprehensive income, net of tax:
        Net unrealized gains (losses).......                                        130.9                       130.9
        Foreign currency translation
          adjustment                                                                 13.2                        13.2
        Minimum pension liability...........                                        (24.3)                      (24.3)
        Net accumulated gains (losses) on
          cash flow hedges..................                                        175.4                       175.4
                                                                                   ---------                  ---------
   Comprehensive income.....................                                                                    794.7
   Treasury stock acquired..................                                                      (385.0)      (385.0)   (11,032.4)
   Dividends paid to shareholders...........                             (92.2)                                 (92.2)

                                                -----------------------------------------------------------------------------------
Balance at December 31, 2002................        $3.2   $5,127.9   $1,614.0   $  523.2      $(1,057.2)     6,211.1    287,978.6
                                                ===================================================================================

Restricted stock issued.....................                   19.3                                              19.3      1,177.4
Options exercised...........................                   19.1                                              19.1        951.0
Forfeitures of restricted stock.............                   (0.1)                                             (0.1)        (4.9)
Issuance of shares for board compensation...                    0.9                                               0.9         32.8
Sale of stock to employees..................                    2.6                                               2.6         68.4
Tax benefit on option exercises.............                    4.3                                               4.3
Comprehensive income:
      Net income............................                             806.0                                  806.0
      Other comprehensive income, net of tax:
        Net unrealized gains (losses).......                                      1,020.9                     1,020.9
        Foreign currency translation
          adjustment                                                                137.9                       137.9
        Minimum pension liability...........                                        (21.9)                      (21.9)
        Net accumulated gains (losses) on
          cash flow hedges..................                                         28.8                        28.8
                                                                                   ---------                  ---------
Comprehensive income........................                                                                  1,971.7
Treasury stock acquired.....................                                                       (11.8)       (11.8)      (414.9)
Dividends paid to shareholders..............                            (101.3)                                (101.3)
Change in accounting principle..............                                         99.9                        99.9

                                                -----------------------------------------------------------------------------------
Balance at December 31, 2003................        $3.2   $5,174.0   $2,318.7   $1,788.8      $(1,069.0)    $8,215.7    289,788.4
                                                ===================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                                    ---------------------------------------
                                                                                       2003           2002           2001
                                                                                    ---------------------------------------
                                                                                                 (in millions)
Cash flows from operating activities:
     Net income ................................................................    $   806.0      $   499.5      $   618.7
         Adjustments to reconcile net income to net cash
         provided by operating activities:
              Amortization of discount - fixed maturities ......................        (23.0)        (116.6)        (160.9)
              Net realized investment and other (gains) losses .................        (33.6)         454.7          249.1
              Change in accounting principles ..................................        166.2             --           (7.2)
              Change in deferred policy acquisition costs ......................       (418.1)        (344.5)        (274.1)
              Depreciation and amortization ....................................         54.1           59.9           79.6
              Net cash flows from trading securities ...........................       (175.4)           5.4          (69.4)
              Decrease (increase) in accrued investment income .................         29.9           (3.8)         (38.8)
              (Increase) decrease in premiums and accounts receivable ..........        (56.5)          36.7          (15.0)
              Increase in other assets and other liabilities, net ..............       (316.8)        (216.7)        (453.7)
              Increase in policy liabilities and accruals, net .................      3,045.4        2,122.7        2,472.1
              Increase (decrease) in income taxes ..............................        (25.5)          63.8          233.4
                                                                                    ---------      ---------      ---------

                  Net cash provided by operating activities ....................      3,052.7        2,561.1        2,633.8

Cash flows used in investing activities:
     Sales of:
         Fixed maturities available-for-sale ...................................     12,101.7        5,838.0       16,929.5
         Equity securities available-for-sale ..................................        431.3          370.2          616.5
         Real estate ...........................................................        175.3          129.9           57.3
         Short-term investments and other invested assets ......................        523.2          460.1          153.3
         Home office properties ................................................        887.6             --             --
     Maturities, prepayments and scheduled redemptions of:
         Fixed maturities held-to-maturity .....................................        227.5          216.6          243.8
         Fixed maturities available-for-sale ...................................      3,618.9        2,901.2        3,211.9
         Short-term investments and other invested assets ......................        817.3          331.9          214.0
         Mortgage loans on real estate .........................................      1,512.3        1,668.5        1,575.7
     Purchases of:
         Fixed maturities held-to-maturity .....................................        (69.5)         (27.6)         (66.7)
         Fixed maturities available-for-sale ...................................    (19,182.4)     (14,436.9)     (27,149.8)
         Equity securities available-for-sale ..................................       (284.9)        (170.8)        (367.3)
         Real estate ...........................................................        (40.9)         (14.1)         (53.5)
         Short-term investments and other invested assets ......................     (1,833.4)      (1,557.0)        (537.2)
         Mortgage loans on real estate issued ..................................     (2,407.3)      (2,348.6)      (1,577.9)
     Net cash paid  related to acquisition/sale
         of businesses .........................................................        (24.0)            --         (132.5)
     Other, net ................................................................       (102.3)         (75.5)         100.0
                                                                                    ---------      ---------      ---------

              Net cash used in investing activities ............................     (3,649.6)      (6,714.1)      (6,782.9)

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                              Years Ended December 31,
                                                                                     -----------------------------------------
                                                                                        2003            2002            2001
                                                                                     -----------------------------------------
                                                                                                   (in millions)
Cash flows from financing activities:
     Acquisition of treasury stock .............................................     $   (11.8)      $  (385.0)      $  (580.4)
     Dividends paid on common stock ............................................        (101.3)          (92.2)          (92.4)
     Universal life and investment-type contract deposits ......................       8,188.1         9,641.0        10,755.4
     Universal life and investment-type contract maturities and
         withdrawals ...........................................................      (7,218.5)       (5,726.3)       (8,430.6)
     Issuance of preferred stock ...............................................            --            61.9              --
     Issuance of consumer notes ................................................       1,260.2           290.2              --
     Increase in bank deposits .................................................         293.9              --              --
     Issuance of short-term debt ...............................................         148.9            92.8            56.9
     Issuance of long-term debt ................................................            --            20.0           744.2
     Repayment of short-tem debt ...............................................        (158.0)          (67.0)          (18.3)
     Repayment of long-term debt ...............................................          (5.5)          (54.9)          (29.7)
     Net increase (decrease) in commercial paper ...............................         131.9           249.4          (222.3)
                                                                                     ---------       ---------       ---------

     Net cash provided by financing activities .................................       2,527.9         4,029.9         2,182.8
                                                                                     ---------       ---------       ---------

     Net increase (decrease) in cash and cash equivalents ......................       1,931.0          (123.1)       (1,966.3)

Cash and cash equivalents at beginning of year .................................       1,190.6         1,313.7         3,280.0
                                                                                     ---------       ---------       ---------

Cash and cash equivalents at end of year .......................................     $ 3,121.6       $ 1,190.6       $ 1,313.7
                                                                                     =========       =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--Summary of Significant Accounting Policies

      Business. John Hancock Financial Services, Inc. (the Company) is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services.

      On September 28, 2003, the Company entered into a definitive merger agreement with Manulife Financial Corporation (Manulife) which is expected to close early in the second quarter of 2004. In accordance with the agreement, each share of JHFS common stock will, at the time of the merger, be converted into the right to receive 1.1853 shares of Manulife stock. It is estimated that the shares of Manulife common stock to be issued to JHFS shareholders in the merger will represent approximately 42.6% of the outstanding Manulife common stock after the merger. The merger has been approved by the Company's shareholders but the closing of the merger remains subject to certain conditions, including the approval by certain U.S. and Canadian regulatory authorities. Until the merger occurs, the Company will continue to operate independently of Manulife. Thereafter, the Company will operate as a subsidiary of Manulife. The John Hancock name will be Manulife's primary U.S. brand. This Form 10-K does not reflect or assume any changes to JHFS' business which may occur as a result of the proposed merger with Manulife. For additional information, refer to John Hancock and other related public filings with the U.S. SEC relating to the merger.

      Basis of Presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.
-----------

      Certain prior year amounts have been reclassified to conform to the current year presentation.

      The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

      Partnerships, joint venture interests and other equity investments in which the Company does not have a controlling financial interest, but has significant influence, are recorded using the equity method of accounting and are included in other invested assets. Other entities in which the Company has a less than controlling financial interest, whether variable interest entities
(VIEs) or not, are accounted for under guidance appropriate to each relationship, whether the Company invests in their debt or equity securities, issues funding agreements to them, manages them as investment advisor, or performs other transactions with them or provides services to them. Please refer to the Recent Accounting Pronouncements section below for a discussion of new accounting guidance relative to VIEs.

      Recent Acquisition/Disposal Activity. The acquisitions described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from each date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess, if any, of the applicable purchase price over the estimated fair values of the acquired assets and liabilities recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses and products that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

      The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data for comparative purposes for the periods indicated to demonstrate the proforma effect of the acquisitions and disposal as if they occurred on January 1, 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

                                                                              Years Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                     2003                        2002                        2001
                                                   Proforma        2003        Proforma        2002        Proforma        2001
                                                  ------------  ------------  ------------  -----------   -----------   -----------
                                                  (unaudited)                 (unaudited)                 (unaudited)
                                                                        (in millions, except per-share data)
Revenue......................................       $10,104.7    $10,071.3       $8,645.0     $8,478.1      $9,347.6      $9,130.5
Net income...................................          $807.7       $806.0         $516.1       $499.5        $643.5        $618.7
Earnings per share, diluted..................           $2.80        $2.79          $1.76        $1.70         $2.09         $2.01

Acquisitions:

      On July 8, 2003, the Maritime Life Insurance Company (Maritime Life), a majority owned Canadian subsidiary of the Company, completed its purchase of the insurance business of Liberty Health, a Canadian division of U.S.-based Liberty Mutual Insurance Company, through a reinsurance agreement for approximately $97.5 million. Through the agreement, Maritime Life assumed the entire business of Liberty Health, including its group life, group disability and group health divisions, as well as its individual health insurance business. There was no impact on the Company's results of operations from the acquired insurance business during 2002 or the first six months of 2003.

      On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

      On October 1, 2001, Maritime Life completed its purchase of all of the shares of Royal & Sun Alliance Life Insurance Company of Canada (RSAF) for approximately $149.9 million. RSAF's business includes life insurance, guaranteed interest savings and retirement products. The net income relating to the acquired operations included in the Company's results from the date of acquisition through December 31, 2001 was $2.4 million.

      On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The net losses related to the acquired operations included in the Company's results from the date of acquisition through December 31, 2001 were $3.4 million.

      Disposal:

      On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003, and closed November 4, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

      Investments. The Company classifies its debt and equity investment securities into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities, and mandatorily redeemable preferred stock and are classified as held-to-maturity, available-for-sale, or trading. Those bonds and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Fixed maturity investments not classified as held-to-maturity are classified as available-for-sale or trading and are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in shareholders' equity, net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders, amounts credited to the policyholder dividend obligation, and applicable taxes. Interest income is generally recognized on the accrual basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary, and such adjustments are reported as a component of net realized investment and other gains (losses). Gains and losses, both realized and unrealized, on fixed maturity securities classified as trading are included in benefits to policyholders as part of investment returns related to equity indexed universal life insurance policies sold at Maritime Life.

      For the mortgage-backed bond portion of the fixed maturity investment portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date plus anticipated future payments, and any resulting adjustment is included in net investment income.

      Equity securities include common stock and non-mandatorily redeemable preferred stock. Equity securities that have readily determinable fair values are carried at fair value. For equity securities that the Company classifies as available-for-sale, unrealized gains and losses are reflected in shareholders' equity, as described above for fixed maturity securities. Impairments in value deemed to be other than temporary are reported as a component of net realized investment and other gains (losses). Gains and losses, both realized and unrealized, on equity securities classified as trading, are part of investment returns related to equity indexed universal life insurance policies sold at Maritime Life and are included in benefits to policyholders.

      Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premium or discount, less allowance for probable losses. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, the loan is deemed to be impaired and a valuation allowance for probable losses is established. The valuation allowance is based on the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or is based on the collateral value of the loan if the loan is collateral dependent. The Company estimates this level to be adequate to absorb estimated probable credit losses that exist at the balance sheet date. Any change to the valuation allowance for mortgage loans on real estate is reported as a component of net realized investment and other gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is based on the collateral value. Foreclosed real estate is recorded at the collateral's fair value at the date of foreclosure, which establishes a new cost basis.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

      Investment real estate, which the Company has the intent to hold for the production of income, is carried at depreciated cost, using the straight-line method of depreciation, less adjustments for impairments in value. In those cases where it is determined that the carrying amount of investment real estate is not recoverable, an impairment loss is recognized based on the difference between the depreciated cost and fair value of the asset. The Company reports impairment losses as part of net realized investment and other gains (losses).

      Real estate to be disposed of is carried at the lower of cost or fair value less costs to sell. Any change to the valuation allowance for real estate to be disposed of is reported as a component of net realized investment and other gains (losses). The Company does not depreciate real estate to be disposed. The carrying value of real estate to be disposed of was $28.5 million and $143.8 million at December 31, 2003 and 2002, respectively and is reported in real estate in the investment section of the consolidated balance sheets. On March 14, 2003, the Company sold three of its Home Office properties to Beacon Capital Partners for $910.0 million. See Note 8 - Sale/Leaseback Transaction and Other Lease Obligations.

      Policy loans are carried at unpaid principal balances, which approximate fair value.

      Short-term investments are carried at amortized cost, which approximates fair value.

      Net realized investment and other gains (losses), other than those related to separate accounts for which the Company does not bear the investment risk, are determined on the basis of specific identification and are reported net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholder accounts, and amounts credited to the policyholder dividend obligation.

      Derivative Financial Instruments. The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates and equity market prices, and also to manage the duration of assets and liabilities. All derivative instruments are carried on the consolidated balance sheets at fair value.

      In certain cases, the Company uses hedge accounting as allowed by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, by designating derivative instruments as either fair value hedges or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, any changes in fair value of the derivative instruments as well as the offsetting changes in fair value of the hedged items are recorded in net realized investment and other gains (losses). For fair value hedges, when the derivative has been terminated, a final fair value change is recorded in net realized investment and other gains (losses), as well as the offsetting changes in fair value for the hedged item. At maturity, expiration or sale of the hedged item, a final fair value change for the hedged item is recorded in net realized investment and other gains (losses), as well as offsetting changes in fair value for the derivative. Basis adjustments are amortized into income through net realized investment and other gains (losses).

      For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. When a cash flow hedge is terminated, the effective portion of the accumulated derivative gain or loss continues to be reported in other comprehensive income and then is reclassified into income when the hedged item affects income. If it is determined that the forecasted transaction is not probable of occurring, the accumulated other comprehensive income is immediately recognized in earnings.

      Hedge effectiveness is assessed quarterly using a variety of techniques including regression analysis and cumulative dollar offset. When it is determined that a derivative is not effective as a hedge, the Company discontinues hedge accounting. In certain cases, there is no hedge ineffectiveness because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in the hedged item.

      In cases where the Company receives or pays a premium as consideration for entering into a derivative instrument (i.e., interest rate caps and floors, swaptions, and equity collars), the premium is amortized into investment income over the term of the derivative instrument. The change in fair value of such premiums (i.e., the inherent ineffectiveness of the derivative) is excluded from the assessment of hedge effectiveness and is included in net realized investment and other gains (losses). Changes in fair value of derivatives that are not hedges are included in net realized investment and other gains (losses).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

      Cash and Cash Equivalents. Cash and cash equivalents include cash and all highly liquid debt investments with a remaining maturity of three months or less when purchased.

      Deferred Policy Acquisition Costs. Deferred policy acquisition costs (DAC) are costs that vary with, and are related primarily to, the production of new insurance business and have been deferred to the extent that they are deemed recoverable. Such costs include sales commissions, certain costs of policy issuance and underwriting, and certain agency expenses. The Company tests the recoverability of its DAC quarterly with a model that uses data such as market performance, lapse rates and expense levels. As of December 31, 2003, the Company's DAC was deemed recoverable. Similarly, any amounts assessed as initiation fees, or front-end loads, are recorded as unearned revenue. For non-participating term life and long-term care insurance products, such costs are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For participating traditional life insurance policies, such costs are amortized over the life of the policies at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the policies. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance policies and investment-type products, such costs and unearned revenues are being amortized generally in proportion to the change in present value of expected gross profits arising principally from surrender charges, investment results and mortality and expense margins.

      In the development of expected gross profits, the Company is required to estimate the growth in the policyholder account balances upon which certain asset based fees are charged. In doing so, the Company assumes that, over the long term, account balances will grow from investment performance. The rate of growth takes into account the current fixed income/equity mix of account balances as well as historical fixed income and equity investment returns. The Company also assumes that historical variances from the long-term rate of investment return will reverse over the next five year period. The resulting rates for the next five years are reviewed for reasonableness, and they are raised or lowered if they produce an annual growth rate that the Company believes to be unreasonable.

      The effects on the amortization of DAC and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At December 31, 2003, the average discount rate was 8.4% for participating traditional life insurance products and 6.0% for universal life products. The total amortization period was 30 years for both participating traditional life insurance products and universal life products.

      As of September 30, 2002, the Company changed future assumptions with respect to the expected gross profits in its variable life and variable annuity businesses. First, we lowered the long-term growth rate assumption from 9%, to 8%, gross of fees. Second, we lowered the average growth rates for the next five years from the mid-teens to 13%. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). Total amortization of DAC, including the acceleration of amortization of DAC from the assumption changes mentioned above, was $315.5 million, $350.2 million and $306.8 million for the years ended December 31, 2003, 2002, and 2001, respectively.

      Amortization of DAC is allocated to: (1) net realized investment and other gains (losses) for those products in which such gains (losses) have a direct impact on the amortization of DAC; (2) unrealized investment gains and losses, net of tax, to provide for the effect on the DAC asset that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and
(3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

      Net realized investment and other gains (losses) related to certain products have a direct impact on the amortization of DAC as such gains and losses affect the amount and timing of profit emergence. Accordingly, to the extent that such amortization results from net realized investment and other gains (losses), management believes that presenting realized investment gains and losses net of related amortization of DAC provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

      Reinsurance. The Company utilizes reinsurance agreements to provide for greater diversification of business, allowing management to control exposure to potential losses arising from large risks and provide additional capacity for growth.

      Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis. The accompanying statements of income reflect premiums, benefits and settlement expenses net of reinsurance ceded. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company remains liable to its policyholders to the extent that counterparties to reinsurance ceded contracts do not meet their contractual obligations. Refer to
Note 10-Reinsurance for additional disclosures regarding this topic.

      Goodwill and Other Intangible Assets. The excess of cost over the fair value of net assets of businesses acquired in business combinations (goodwill) is recognized as indefinite-lived intangible assets which are included in other assets in the consolidated balance sheets. Starting in 2002, goodwill is no longer amortized, rather it is reviewed for impairment annually using valuation models based on earnings and book value multiples referencing similar multiples of publicly traded peers. Goodwill is also reviewed whenever significant events or changing circumstances indicate that an impairment issue may exist. Prior to 2002, goodwill relating to acquisitions completed before July 1, 2001 was amortized on a systematic basis over periods not exceeding 40 years.

      The Company records intangible assets representing the present value of estimated future profits of insurance policies inforce related to businesses acquired. These assets are recorded as the value of business acquired (VOBA), and are included in other assets in the consolidated balance sheets. VOBA is amortized over the related policy periods, up to 30 years. VOBA amortization expense is recognized each period in proportion to the change in the present value of expected gross profits, or in proportion to the recognition of premiums related to the policies acquired, depending on the nature of the policies acquired.

      The cost of mutual fund investment management contracts acquired is recorded as indefinite-lived intangible assets and are included in other assets in the consolidated balance sheets. These management contract intangible assets are not amortized; instead they are reviewed for impairment using a testing regimen similar to that used for goodwill. Refer to Note 17 - Goodwill and Other Intangible Assets for presentation of summarized financial information regarding all of these intangible assets.

      Separate Accounts. Separate account assets and liabilities reported in the accompanying consolidated balance sheets represent funds that are administered and invested by the Company to meet specific investment objectives of the contractholders. Net investment income and net realized investment and other gains (losses) generally accrue directly to such contractholders who bear the investment risk, subject, in some cases, to principal guarantees and minimum guaranteed rates of income. The assets of each separate account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets are reported at fair value. Deposits, net investment income and net realized investment and other gains (losses) of separate accounts are not included in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type product charges.

      Future Policy Benefits and Policyholders' Funds. Future policy benefits for participating traditional life insurance policies are based on the net level premium method. This net level premium reserve is calculated using the guaranteed mortality and dividend fund interest rates, which range from 2.5% to 6.3%. The liability for annual dividends represents the accrual of annual dividends earned. Settlement dividends are accrued in proportion to gross margins over the life of the policies.

      For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.5% to 9.5% for life insurance liabilities, from 2.0% to 14.0% for individual annuity liabilities and from 1.1% to 13.8% for group annuity liabilities.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

      Future policy benefits for long-term care insurance policies are based on the net level premium method. Assumptions established at policy issue as to mortality, morbidity, persistency, interest and expenses, which include a margin for adverse deviation, are based on estimates developed by management. Interest rates used in establishing such liabilities range from 6.0% to 8.5%.

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

      Policyholders' funds for universal life and investment-type products, including guaranteed investment contracts and funding agreements, are equal to the policyholder account values before surrender charges. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policyholders' account balances. Interest crediting rates range from 3.0% to 8.0% for universal life insurance products and from 1.1% to 13.8% for investment-type products.

      Major components of policyholders' funds in the consolidated statements of financial position, are summarized as follows:

                                                                                            December 31,
                                                                                     ------------------------
                                                                                       2003           2002
                                                                                     ---------      ---------
                                                                                            (in millions)

Liabilities for policyholders' funds
      Guaranteed investment contracts ..........................................     $ 4,770.2      $ 5,952.4
      U.S. funding agreements ..................................................         144.3          143.4
      Global funding agreements and Canadian institutional
         annuities backing medium-term notes ...................................      12,679.8       12,495.9
      Other investment-type contracts ..........................................       2,641.0        2,274.3
                                                                                     ---------      ---------
            Total liabilities for investment-type contracts ....................      20,235.3       20,866.0
Liabilities for individual annuities ...........................................          60.5           54.8

Universal life and other reserves ..............................................       2,432.3        2,133.6
                                                                                     ---------      ---------
Total liabilities for policyholders' funds .....................................     $22,728.1      $23,054.4
                                                                                     =========      =========

      Global Funding Agreements and Canadian Institutional Annuities. The Company's insurance subsidiaries have two distribution programs for global funding agreements that back medium-term notes sold worldwide, and have a third distribution program for Canadian institutional annuities that back medium-term notes sold in Canada. Under these programs, global funding agreements and annuities are purchased by special purpose entities (SPEs) that fund their purchases of the global funding agreements and annuities with the proceeds from their issuance of medium-term notes to investors. These SPEs pledge the global funding agreements and annuities as security for the repayment of their medium-term notes, but the notes are non-recourse to the Company and its subsidiaries. Under the three distribution programs, as of December 31, 2003 and 2002, the Company had $12.9 billion and $12.5 billion, respectively, of global funding agreements and annuities outstanding. These global funding agreements and annuities are investment products that pay a stated rate of interest on the principal amount and repay the principal at maturity. The global funding agreements may not be terminated or surrendered prior to maturity. Claims for principal and interest under these global funding agreements (which are issued by the Life Company) are afforded equal priority to claims of life insurance and annuity policyholders under the insolvency provisions of the Massachusetts Insurance Laws. Claims under these institutional annuities (which are issued by Maritime Life) are afforded equal priority to the claims of policyholders under the provisions of Canada's Winding-Up and Restructuring Act. If a medium-term note sold world-wide under the first two programs is denominated in a currency different from the currency of the related global funding agreement or annuity, the Company's U.S. insurance subsidiary also enters into a currency swap with the SPE, and a third party, to match currencies. Similarly, the Company's U.S. insurance subsidiary may enter into an interest rate swap with the SPE to match the interest rate characteristics of the global funding agreement to those of the related medium-term note. All medium-term notes issued under third program in Canada are denominated in Canadian dollars, as are the institutional annuities. The Company's Canadian insurance subsidiary enters into currency swaps with third parties to hedge currency risk of the annuity payments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

      Under the first program, established in May 1998 for $2.5 billion, expanded to $7.5 billion in 1999, an SPE issued medium-term notes in Europe, Asia and Australia. As of December 31, 2003 and 2002, there was $3.8 billion and $3.8 billion, respectively, outstanding under this program. This SPE is consolidated in the Company's financial statements. The medium-term notes issued by this SPE are reported with global funding agreements in the Company's consolidated balance sheets.

      Under the second program, established in June 2000, for $5.0 billion, expanded to $7.5 billion in 2001 and expanded again to $10.0 billion in 2002, and expanded again to $12.5 billion in June 2003, an SPE issued medium-term notes in Europe, Asia, and to institutional investors in the United States. As of December 31, 2003 and 2002, there was $8.7 billion and $8.2 billion, respectively, outstanding under this program. This SPE is a qualified special purpose entity (QSPE) in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and is therefore not consolidated in the Company's financial statements. The funding agreements backing the related medium-term notes are included in policyholders' funds in the Company's consolidated balance sheets.

      Under the third program, established in December 2001, for $1.0 billion (Cdn $1.5 billion), an SPE issued medium-term notes to investors in Canada. As of December 31, 2003 and 2002, there were $0.4 billion (Cdn $0.5 billion) and $0.2 billion (Cdn $0.3 billion), respectively, outstanding under this program. This SPE is also a QSPE and is therefore not consolidated in the Company's financial statements. The annuity contracts backing the related medium-term notes are included in policyholders' funds in the Company's consolidated balance sheets.

      At December 31, 2003, the annual contractual maturities of global funding agreements and annuities backing medium term notes issued under these programs were as follows: 2004--$2,198.6 million; 2005--$2,547.0 million; 2006--$2,884.5 million; 2007--$787.4 million; 2008--$1,640.0 million and thereafter--$2,860.6 million.

      Participating Insurance. Participating business represents approximately 80.9%, 81.6%, and 76.6%, of the Company's life insurance in force, 96.2%, 96.3%, and 98.1%, of the number of life insurance policies in force, and 94.3%, 92.5% and 92.1%, of life insurance premiums in 2003, 2002 and 2001, respectively.

      The portion of earnings allocated to participating pension contractholders and closed block policyholders that cannot be expected to inure to the Company is excluded from net income and shareholders' equity.

      The amount of policyholders' dividends to be paid is approved annually by the Life Company's Board of Directors and separately for Maritime Life products by the Maritime Life Board of Directors.

      The determination of the amount of policyholders' dividends is complex and varies by policy type. In general, the aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity, persistency and expense experience for the year, and is based on management's judgment as to the appropriate level of statutory surplus to be retained by the Life Company. For policies included in the closed block, expense experience is not included in determining policyholders' dividends.

      Revenue Recognition. Premiums from participating and non-participating traditional life insurance and annuity policies with life contingencies are recognized as income when due.

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

      Premiums from long-term care insurance contracts are recognized as income when due. Premiums from group life and health insurance contracts are recognized as income over the period to which the premiums relate in proportion to the amount of insurance protection provided.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

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

      Stock-Based Compensation. The Company applied the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock-based compensation grants made prior to January 1, 2003. Prior to January 1, 2003 the Company recognized compensation expense at the time of the grant or over the vesting period for grants of non-vested stock to employees and non-employee board members and grants of stock options to non-employee general agents and has continued this practice. All options granted under those plans had an exercise price equal to the market value of the Company's common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and is utilizing the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-based employee compensation.

                                                                      Years Ended December 31,
                                                                  ------------------------------
                                                                    2003       2002       2001
                                                                  ------------------------------
                                                               (in millions, except per share data)

Net income, as reported .......................................   $  806.0   $  499.5   $  618.7
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects ............       14.4        3.5        1.0
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net of
   related tax effects (unaudited) ............................       42.3       60.2       36.4
                                                                  --------   --------   --------
Pro forma net income (unaudited) ..............................   $  778.1   $  442.8   $  583.3
                                                                  ========   ========   ========
Earnings per share
Basic:
      As reported .............................................   $   2.80   $   1.71   $   2.03
      Pro forma (unaudited) ...................................       2.71       1.52       1.92
Diluted:
      As reported .............................................       2.79       1.70       2.01
      Pro forma (unaudited) ...................................       2.69       1.51       1.90

      Federal Income Taxes. The provision for Federal income taxes includes amounts currently payable or recoverable and deferred income taxes, computed under the liability method, resulting from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. Foreign subsidiaries and U.S. subsidiaries operating outside of the United States are taxed under applicable foreign statutory rates. Refer to Note 5-- Income Taxes for additional disclosures on this topic.

      Foreign Currency Translation. The assets and liabilities of operations in foreign currencies are translated into United States dollars at current exchange rates. Revenues and expenses are translated at average rates during the year. The resulting net translation adjustments for each year are accumulated and included in shareholders' equity. Gains or losses on foreign currency transactions are reflected in earnings.

      Severance. During 2003, the Company continued its ongoing Competitive Position Project (the project). This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and continued through early 2004. The project consists primarily of reducing staff in the home office and terminating certain operations outside the Home Office.

      Since the inception of the project as well as from similar initiatives such as our information technology outsourcing and the sale of the home office real estate, approximately 1,590 employees have been terminated or identified for termination. Benefits paid since the inception of the project were $110.7

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

million through December 31, 2003. As of December 31, 2003 and 2002, the liability for employee termination costs included in other liabilities was $12.0 million and $12.4 million, respectively. Employee termination costs, net of related pension curtailment and other post employment benefit related gains, are included in other operating costs and expenses and were $13.0 million, $19.2 million and $42.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. The total employee termination costs for year ended December 31, 2003 included an estimated $5.0 million for planned terminations related to our information technology outsourcing.

      Earnings per Share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period excluding the dilutive effects of options, or non-vested stock. Diluted earnings per share reflects the potential dilution that could occur if dilutive securities, such as options and non-vested stock grants, were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

      Cumulative Effect of Accounting Changes

      FASB Derivatives Implementation Group Issue No. B36--Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36)

      The Company adopted DIG B36 on October 1, 2003, which resulted in a decrease in shareholders' equity of $66.3 million (net of tax of $35.7 million). The Company recorded a reduction in net income of $166.2 million (net of tax of $89.5 million) partially offset by an increase in other comprehensive income of $99.9 million (net of tax of $53.8 million) which were recorded as the cumulative effects of an accounting change, on October 1, 2003. For additional discussion of DIG B-36, refer to the Recent Accounting Pronouncements section below.

      SFAS No. 87 - Employers' Accounting for Pensions

      During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under SFAS No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that respond more quickly to changes in the market value of the plan assets while providing some measure to mitigate the impact of extreme short term swings in those market values. As a result, on January 1, 2001, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million) related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million), or $0.07 of diluted earnings per share for the year ended December 31, 2001. This change in accounting increased net income for the year ended December 31, 2001 by $4.4 million. The unaudited pro forma results for the years ended December 31, 2001, assuming this change in accounting had taken place as of the beginning of 2001, would not be materially different from the reported results.

      SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133

 On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for (1) the transition adjustment in the adoption of SFAS No. 133, as amended, an increase of $40.5 million (net of tax of $21.8 million), and (2) the reclassification of $12.1 billion in securities from the held-to-maturity category to the available-for-sale category, an increase of $187.1 million (net of tax of $100.8 million).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

      Recent Accounting Pronouncements

      FASB Interpretation No. 46 (revised December 2003)--Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

      In December, 2003, the FASB re-issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46R) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) to certain entities for which controlling financial interests are not measurable by reference to ownership of the equity of the entity. Such entities are known as variable interest entities (VIEs).

      Controlling financial interests of a VIE are defined as exposure of a party to the VIE to a majority of either the expected variable losses or expected variable returns of the VIE, or both. Such party is the primary beneficiary of the VIE and FIN 46R requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46R also requires certain disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46R apply as of December 31, 2003 for entities considered to be special purpose entities
(SPEs), and otherwise will be applicable at March 31, 2004,

      The Company has categorized its FIN 46R consolidation candidates into three categories- 1) Collateral Debt Obligation funds we manage (CDO funds or
CDOs), which are SPEs, 2) low-income housing properties (the Properties) which are not SPEs, and 3) assorted other entities (Other Entities) which are not SPEs. The Company has determined that it should not consolidate any of the CDO funds, therefore the adoption of FIN46R for the CDO funds had no impact on the Company's consolidated financial position, results of operations or cash flows. The Company is re-evaluating whether it should consolidate any of the Properties based on FIN 46R, and is still evaluating the Other Entities, and is also evaluating the future potential impact of consolidating any of them.

      Additional liabilities recognized as a result of consolidating VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs. Refer to Note 3--Relationships with Variable Interest Entities for a more complete discussion of the Company's relationships with VIEs, their assets and liabilities, and the Company's maximum exposure to loss as a result of its involvement with them.

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

      SFAS No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

      SFAS No. 149 - Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45--"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's consolidated financial position, results of operations or cash flows.

      FASB Derivatives Implementation Group Issue No. B36--Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments

      In April 2003, the FASB's Derivatives Implementation Group (DIG) released SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" (DIG B36). DIG B36 addresses whether SFAS No. 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest and/or other investment results are determined by reference to a specific pool of assets or a total return debt index are examples of arrangements containing embedded derivatives requiring bifurcation under SFAS No. 133. Under SFAS No. 133, bifurcation requires that the embedded derivative be held at fair value and that changes in fair value be charged or credited to income. The effective date of DIG B36 was October 1, 2003.

      On October 1, 2003, the Company adopted DIG B36 and determined that certain of its reinsurance contracts and participating pension contracts contain embedded derivatives. In accordance with DIG B36, the Company bifurcated each of the contracts into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet with changes in fair value recorded in income. In the case of the Company, DIG B36 results in the establishment of derivative liabilities based on the fair value of all the underlying assets of the respective contracts, including both the assets recorded at amortized cost and the assets recorded at fair value on the balance sheet. With respect to the underlying assets held at amortized cost, current guidance does not permit adjustments to record the fair value of all of these assets. However, the Company's implementation of DIG B36 required embedded derivatives based on the fair value of those assets to be recorded in income. The Company recorded derivative liabilities aggregating $255.7 million based on the fair value of the assets underlying these contracts. Of this total liability, $95.1 million related to assets held at amortized cost without any adjustment recorded to recognize the change in the fair value of the asset. Prior to the adoption of DIG B36, the Company had established, through other comprehensive income, a reserve for its participating pension contracts to recognize the impact on contractholder liabilities of the realization of unrealized gains on assets backing those contracts. With the adoption of DIG B36, this reserve is no longer required and is replaced by the recognition of the fair value of the embedded derivative in income. The adoption of DIG B36 resulted in a decrease in shareholders' equity of $66.3 million (net of tax of $35.7 million). The Company recorded a reduction in net income of $166.2 million (net of tax of $89.5 million) partially offset by an increase in other comprehensive income of $99.9 million (net of tax of $53.8 million) that were recorded as the cumulative effects of an accounting change.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

      SFAS No. 148--Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation which is an optional alternative method of accounting presented in SFAS No. 123, "Accounting for Stock Based Compensation." In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 is effective for fiscal years ending after December 2002. The Company adopted the fair value provisions of SFAS No. 123 on January 1, 2003 and utilized the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002. In 2003 the Company granted 638,000 stock options to senior management and recorded $1.2 million, net of tax of $0.6 million, of related compensation expense. The Company has adopted the disclosure provisions of SFAS No. 148, see Note 1--Summary of Significant Accounting Policies, Stock-Based Compensation above.

      For the periods prior to January 1, 2003, Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" was applied. APB No. 25 provides guidance on how to account for the issuance of stock and stock options to employees. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Under APB No. 25, compensation cost is recognized over the requisite vesting periods based on market value on the date of grant. APB No. 25 was amended by SFAS No. 123 to require pro forma disclosures of net income and earnings per share as if a "fair value" based method was used.

      FASB Interpretation No. 45--Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain types of guarantees to be recorded by the guarantor as liabilities, at fair value. This differs from previous practice, which generally required recognition of a liability only when a potential loss was deemed to be probable and was reasonably estimable in amount. FIN 45 does not apply to guarantees that are accounted for under existing insurance accounting principles. FIN 45 requires more extensive disclosures of certain other types of guarantees, including certain categories of guarantees which are already accounted for under specialized accounting principles, such as SFAS No. 133, even when the likelihood of making any payments under the guarantee is remote.

      FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. Refer to Note 12--Commitments, Guarantees and Contingencies. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

      SFAS No. 142--Goodwill and Other Intangible Assets

      In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized against earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company has performed the required impairment tests of goodwill and management contracts as of September 30, 2003, based on the guidance in SFAS No. 142. The Company evaluated the goodwill and indefinite lived management contracts of each

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1--Summary of Significant Accounting Policies - (continued)

reporting unit for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. No goodwill or management contract impairments resulted from these required impairment tests.

      EITF Issue 01-10--Accounting for the Impact of the Terrorist Attacks of September 11, 2001

      In September 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Issue 01-10 presents guidance relative to accounting for and financial reporting of the events of September 11, 2001 (the Events), including both how and when to measure, record and report losses and any resulting liabilities, which are directly attributable to the Events. Based on a comprehensive review of the Company's operations, the Company believes that the Events had no material financial impact on the Company's consolidated financial position, results of operations or cash flows.

      SFAS No. 141--Business Combinations

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill, and prohibits the amortization of goodwill relating to acquisitions completed after July 1, 2001. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 had no impact on the Company's consolidated financial position, results of operations or cash flows.

      EITF Issue No. 99-20--Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets

      In January 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Issue 99-20 requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and specifies evaluation methods with which to evaluate these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material financial impact on the Company's consolidated financial position, results of operations or cash flows.

      Codification. In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company and its domestic life insurance subsidiaries use to prepare their statutory-basis financial statements. The states of domicile of the Company and its domestic life insurance subsidiaries have adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification is reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. Implementation of Codification did not have a material impact on the Company's domestic life insurance subsidiaries' statutory-basis capital and surplus, and these companies remain in compliance with all regulatory and contractual obligations.

      Related Party Transactions. Certain directors of the Company are members or officers of other entities that periodically perform services for or have other transactions with the Company. Such transactions are subject to bidding procedures or are otherwise entered into on terms comparable to those that would be available to unrelated third parties and are not material to the Company's consolidated financial position, results of operations or cash flows.

      The Company provides certain administrative and asset management services to its pension plans and employee welfare trust (the Plans). Fees paid to the Company for these services were $6.6 million, $7.7 million and $9.3 million during the years ended December 31, 2003, 2002 and 2001, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2--Investments

      The following information summarizes the components of net investment income and net realized investment and other gains (losses):

                                                                                    Years Ended December 31,
                                                                                --------------------------------
                                                                                  2003        2002        2001
                                                                                --------------------------------
                                                                                         (in millions)
Net investment income
   Fixed maturities .........................................................   $3,492.9    $3,235.8    $2,890.8
   Equity securities ........................................................       43.7        30.7        49.1
   Mortgage loans on real estate ............................................      894.6       876.9       869.8
   Real estate ..............................................................       69.2        82.3        76.4
   Policy loans .............................................................      128.9       125.1       123.9
   Short-term investments ...................................................        4.3        10.5        72.6
   Other ....................................................................     (207.5)     (193.2)      110.7
                                                                                --------    --------    --------
   Gross investment income ..................................................    4,426.1     4,168.1     4,193.3
   Less investment expenses .................................................      199.1       234.0       248.4
                                                                                --------    --------    --------
         Net investment income ..............................................   $4,227.0    $3,934.1    $3,944.9
                                                                                ========    ========    ========

                                                                                    Years Ended December 31,
                                                                                --------------------------------
                                                                                  2003        2002        2001
                                                                                --------------------------------
                                                                                         (in millions)
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to the policyholder dividend obligation and amounts credited to participating pension contractholders
Fixed maturities ............................................................   $ (379.0)   $ (652.9)   $ (393.6)
Equity securities ...........................................................       71.1        94.2       164.6
Mortgage loans on real estate and real estate to be disposed of .............      207.2        (7.3)      (70.5)
Derivatives and other invested assets .......................................       83.2        41.5        49.3
Amortization adjustment for deferred policy acquisition costs ...............       (9.0)       34.6        26.4
Amounts credited to participating pension contractholders ...................        1.6        23.3       (42.3)

Amounts credited to the policyholder dividend obligation ....................       58.5        11.9        17.0
                                                                                --------    --------    --------
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to the policyholder dividend obligation and amounts credited to participating pension
   contractholders ..........................................................   $   33.6    $ (454.7)   $ (249.1)
                                                                                ========    ========    ========

      Gross gains were realized on the sale of available-for-sale securities of $638.7 million in 2003, $352.3 million in 2002 and $463.6 million in 2001, and gross losses were realized on the sale of available-for-sale securities of $243.6 million in 2003, $185.7 million in 2002, and $182.9 million in 2001.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2--Investments - (continued)

      The Company's investments in held-to-maturity securities and available-for-sale securities are summarized below for the years indicated:

                                                                             December 31, 2003
                                                            -----------------------------------------------------
                                                                               Gross       Gross
                                                                            Unrealized   Unrealized
                                                            Amortized Cost     Gains       Losses     Fair Value
                                                            -----------------------------------------------------
                                                                                (in millions)
Held-to-Maturity:
      Corporate securities ..............................     $ 1,148.4     $    21.4     $    18.3     $ 1,151.5
      Mortgage-backed securities ........................         346.7          21.6           0.4         367.9
      Obligations of states and political subdivisions ..           3.5           0.1            --           3.6
                                                              ---------------------------------------------------
      Fixed maturities held-to-maturity total ...........     $ 1,498.6     $    43.1     $    18.7     $ 1,523.0
                                                              ===================================================
Available-for-Sale:
      Corporate securities ..............................     $38,640.2     $ 2,891.4     $   310.2     $41,221.4
      Mortgage-backed securities ........................       7,578.0         292.6         144.6       7,726.0
      Obligations of states and political subdivisions ..         426.0          17.8           1.4         442.4
      Debt securities issued by foreign governments .....       1,955.6         243.5           2.3       2,196.8
      U.S. Treasury securities and obligations of U.S.
         government corporations and agencies ...........         297.0           4.9           1.5         300.4
                                                              ---------------------------------------------------
      Fixed maturities available-for-sale total .........      48,896.8       3,450.2         460.0      51,887.0
      Equity securities .................................         665.8         133.9           4.6         795.1
                                                              ---------------------------------------------------
      Total fixed maturities and equity securities
         available-for-sale .............................     $49,562.6     $ 3,584.1     $   464.6     $52,682.1
                                                              ===================================================

                                                                             December 31, 2002
                                                            -----------------------------------------------------
                                                                               Gross       Gross
                                                                            Unrealized   Unrealized
                                                            Amortized Cost     Gains       Losses     Fair Value
                                                            -----------------------------------------------------
                                                                                (in millions)
Held-to-Maturity:
      Corporate securities ..............................     $ 1,194.8     $    32.3     $     5.2     $ 1,221.9
      Mortgage-backed securities ........................         533.3          30.0           7.6         555.7
      Obligations of states and political subdivisions ..           4.1           0.1            --           4.2
                                                              ---------------------------------------------------
      Fixed maturities held-to-maturity total ...........     $ 1,732.2     $    62.4     $    12.8     $ 1,781.8
                                                              ===================================================
Available-for-Sale:
      Corporate securities ..............................     $35,564.9     $ 1,941.1     $ 1,182.3     $36,323.7
      Mortgage-backed securities ........................       7,178.4         394.1         271.0       7,301.5
      Obligations of states and political subdivisions ..         312.8          24.2            --         337.0
      Debt securities issued by foreign governments .....       1,487.9         178.4           2.9       1,663.4
      U.S. Treasury securities and obligations of U.S.
         government corporations and agencies ...........         211.0          10.9           0.2         221.7
                                                              ---------------------------------------------------
      Fixed maturities available-for-sale total .........      44,755.0       2,548.7       1,456.4      45,847.3
      Equity securities .................................         624.7          85.1          37.5         672.3
                                                              ---------------------------------------------------
      Total fixed maturities and equity securities
         available-for-sale .............................     $45,379.7     $ 2,633.8     $ 1,493.9     $46,519.6
                                                              ===================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2--Investments - (continued)

      The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are shown below:

                                                    Amortized Cost    Fair Value
                                                    ----------------------------
                                                                  (in millions)
Held-to-Maturity:
Due in one year or less ........................       $     3.9       $     4.3
Due after one year through five years ..........            34.5            42.4
Due after five years through ten years .........           252.9           259.7
Due after ten years ............................           860.6           848.6
Mortgage-backed securities .....................           346.7           368.0
                                                       ---------       ---------
      Total ....................................       $ 1,498.6       $ 1,523.0
                                                       =========       =========
Available-for-Sale:
Due in one year or less ........................       $ 2,201.2       $ 2,265.7
Due after one year through five years ..........        11,417.7        12,013.0
Due after five years through ten years .........        14,852.1        15,981.6
Due after ten years ............................        12,847.8        13,900.6
Mortgage-backed securities .....................         7,578.0         7,726.1
                                                       ---------       ---------
      Total ....................................       $48,896.8       $51,887.0
                                                       =========       =========

      Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

      The change in net unrealized gains (losses) on trading securities that has been included in earnings during 2003, 2002 and 2001 amounted to $5.8 million, $(5.9) million, and $ (23.4) million, respectively.

      The Company participates in a security lending program for the purpose of enhancing income on securities held. At December 31, 2003 and 2002, $426.9 million and $625.5 million, respectively, of the Company's securities, at market value, were on loan to various brokers/dealers, and were fully collateralized by cash and highly liquid securities. The market value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the loaned securities' market value.

      For 2003, 2002 and 2001, net investment income passed through to participating pension contractholders as interest credited to policyholders' account balances amounted to $161.7 million, $168.3 million, and $170.5 million, respectively.

      Depreciation expense on investment real estate was $3.1 million, $4.4 million, and $6.0 million in 2003, 2002 and 2001, respectively. Accumulated depreciation was $45.3 million and $56.6 million at December 31, 2003 and 2002, respectively.

Analysis of unrealized losses on fixed maturity securities

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2--Investments - (continued)

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

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to our investment professionals who determine the fair value estimates and other than temporary impairments, and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

                                                                        As of December 31, 2003
                                          ---------------------------------------------------------------------------------------

                                              Less than 12 months              12 months or more                    Total
                                          ---------------------------------------------------------------------------------------
                                              Carrying                     Carrying                     Carrying
                                              Value of                     Value of                     Value of
                                             Securities                   Securities                   Securities
                                                with                         with                         with
                                             Unrealized     Unrealized    Unrealized     Unrealized    Unrealized      Unrealized
Description of Securities:                      Loss          Losses         Loss          Losses         Loss           Losses
---------------------------------------------------------------------------------------------------------------------------------
US Treasury obligations and direct
   obligations of U.S. government
   agencies .............................     $  274.4       $   (2.8)     $    1.5             --      $  275.9       $   (2.8)
Federal agency mortgage backed
   securities ...........................      1,220.6          (38.8)        991.7       $ (106.1)      2,212.3         (144.9)
Debt securities issued by foreign
   governments ..........................        138.7           (2.3)           --             --         138.7           (2.3)
Corporate bonds .........................      3,699.8         (111.4)      3,373.3         (217.3)      7,073.1         (328.7)
                                              -----------------------------------------------------------------------------------
Total debt securities ...................      5,333.5         (155.3)      4,366.5         (323.4)      9,700.0         (478.7)
Common stocks ...........................         83.3           (4.3)          7.7           (0.3)         91.0           (4.6)
                                              -----------------------------------------------------------------------------------
     Total ..............................     $5,416.8       $ (159.6)     $4,374.2       $ (323.7)     $9,791.0       $ (483.3)
                                              ===================================================================================

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

      At December 31, 2003 the fixed maturity securities had a total gross unrealized loss of $331.0 million excluding basis adjustments related to hedging relationships. Of the total, $219.8 million is due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $49.8 million comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies' statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2--Investments - (continued)

      As of December 31, 2003, $170.0 million of the $331.0 million gross unrealized loss resides in below investment grade securities with various amounts of unrealized loss for over nine months. All of these securities are current as to the payments of principal and interest with the exception of 2 securities with a carrying value of $16.8 million and an unrealized loss of $18.3 million. Of the total $170.0 million, $87.6 million traded above 80% of amortized cost at December 31, 2003 and an additional $11.3 million traded above 80% of amortized cost within the last nine months, for a total of $98.9 million. Of the total $98.9 million in this category, $58.1 million comes from airline related bonds, an industry that continues to experience stress and hence has lagged the general recovery. While we expect the secured nature of our positions to protect our value, the increased stress in this industry is of concern.

      The remaining portion of the unrealized loss, $71.1 million, arises from below investment grade securities that have traded below 80 percent of amortized cost for over nine months. All of these bonds are current on payments of principal and interest and we believe, based on currently available information that it is probable that these securities will continue to pay based on their original terms. We carefully track these investments to ensure our continued belief that their prices will recover.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade bonds declined to $261.1 million at December 31, 2003 primarily due to the easing of credit concerns and the resulting spread tightening.

      All sectors within the below investment grade portfolio saw a dramatic drop in gross unrealized losses. Most notable was the drop in the gross unrealized loss on the utility portfolio to $47.2 million as of December 31, 2003. While the overbuild in this sector will continue to pressure certain power regions and certain companies for several years, the industry is in much better shape after a year of sharply curtailed capital expenditures and general balance sheet strengthening.

      We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles. EETC's are classified as asset-backed securities and they account for $58.6 million and $181.1 million of the $144.9 million and $278.5 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of December 31, 2003 and December 31, 2002, respectively. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending December 31, 2003, most of the major carriers have reported improved financial results. This trend is encouraging and we expect it to continue barring any new terrorist events or a reversal of the course of the U.S. economy. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

Mortgage loans on real estate

      Mortgage loans on real estate are evaluated periodically as part of the Company's loan review procedures and are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the loan agreement. The valuation allowance is based on the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or is based on the collateral value of the loan if the loan is collateral dependent. This level is believed adequate by management to absorb estimated probable credit losses that exist at the balance sheet date. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Any change to the valuation allowance for mortgage loans on real estate is reported as a

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2--Investments - (continued)

component of net realized investment and other gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is based on the collateral value. Foreclosed real estate is recorded at the fair value of the collateral at the date of foreclosure, which establishes a new cost basis.

      Changes in the allowance for probable losses on mortgage loans on real estate and real estate to be disposed of are summarized below.

                                          Balance at                                  Balance at
                                       Beginning of Year  Additions   Deductions     End of Year
                                       ---------------------------------------------------------
Year ended December 31, 2003
   Mortgage loans on real estate ...        $ 62.0          $ 56.6      $ 52.4          $ 66.2
   Real estate to be disposed of ...           2.8             0.6         3.4              --
                                            --------------------------------------------------
         Total .....................        $ 64.8          $ 57.2      $ 55.8          $ 66.2
                                            ==================================================
Year ended December 31, 2002
   Mortgage loans on real estate ...        $113.7          $  7.8      $ 59.5          $ 62.0
   Real estate to be disposed of ...          83.6            32.4       113.2             2.8
                                            --------------------------------------------------
         Total .....................        $197.3          $ 40.2      $172.7          $ 64.8
                                            ==================================================
Year ended December 31, 2001
   Mortgage loans on real estate ...        $ 83.6          $ 37.8      $  7.7          $113.7
   Real estate to be disposed of ...          43.5            46.0         5.9            83.6
                                            --------------------------------------------------
         Total .....................        $127.1          $ 83.8      $ 13.6          $197.3
                                            ==================================================

      At December 31, 2003 and 2002, the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                                             December 31, 2003
                                                                            -------------------
                                                                             2003         2002
                                                                            -------------------
                                                                                (in millions)
Impaired mortgage loans on real estate with provision for losses .....      $127.6       $ 61.0
Provision for losses .................................................       (37.5)       (17.5)
                                                                            -------------------
Net impaired mortgage loans on real estate ...........................      $ 90.1       $ 43.5
                                                                            ===================

      The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                           Years Ended December 31,
                                                         ---------------------------
                                                          2003       2002        2001
                                                         ---------------------------
                                                                  (in millions)
Average recorded investment in impaired loans.......     $ 94.3     $83.2      $81.5
Interest income recognized on impaired loans........        3.4       5.0        8.4

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2--Investments - (continued)

      Restructured mortgage loans aggregated $87.8 million and $54.8 million as of December 31, 2003 and 2002, respectively. The expected gross interest income that would have been recorded had the loans been current in accordance with the original loan agreements and the actual interest income recorded were as follows:

                                                    Years Ended December 31,
                                                --------------------------------
                                                 2003         2002        2001
                                                --------------------------------
                                                         (in millions)
Expected...................................     $ 7.6         $4.8       $ 24.3
Actual.....................................       7.2          4.7         23.0

      At December 31, 2003, the mortgage portfolio was diversified by geographic region and specific collateral property type as displayed below:

                                                                Geographic
Property Type                                 Carrying Amount   Concentration                                  Carrying Amount
-------------                                 ---------------   -------------                                  ---------------
                                               (in millions)                                                    (in millions)
Apartments..............................          $ 2,377.2     East North Central.....................             $ 1,124.1
Hotels..................................              475.6     East South Central.....................                 414.3
Industrial..............................            1,186.4     Middle Atlantic........................               1,456.9
Office buildings........................            2,725.3     Mountain...............................                 513.9
Retail..................................            2,341.6     New England............................                 874.0
Multi-Family............................               27.3     Pacific................................               2,390.4
Mixed Use...............................              286.4     South Atlantic.........................               2,390.5
Agricultural............................            3,044.9     West North Central.....................                 436.8
Other...................................              537.5     West South Central.....................               1,029.4
                                                                Canada/Other...........................               2,371.9
Allowance for losses....................              (66.2)    Allowance for losses...................                 (66.2)
                                                  ---------                                                         ---------
      Total.............................          $12,936.0           Total............................             $12,936.0
                                                  =========                                                         =========

      Mortgage loans with outstanding principal balances of $61.8 million, bonds with amortized cost of $260.6 million and real estate with a carrying value of $0.5 million were non-income producing for the year ended December 31, 2003.

Securitization activity

      The Company originates commercial mortgages and sells them to Commercial Mortgage Backed Securities Trusts (Trusts), and in certain cases, retains servicing rights to the mortgages sold. These Trusts are QSPEs in accordance with SFAS No. 140 and therefore, as transferor of financial assets to these Trusts, the Company is prohibited from using consolidation accounting for its relationships with them. During 2003, 2002 and 2001, the Company sold $529.8 million, $343.5 million, and $592.1 million of commercial mortgage loans in securitization transactions, respectively, for which it received net proceeds of $541.4 million, $345.2 million, and $596.0 million, respectively, from which it recognized pre-tax gains of $12.0 million, $1.9 million, and $5.4 million, respectively, and from which it retained servicing assets of $0.4 million, $0.3 million, and $1.5 million, respectively. The Company's mortgage servicing assets were valued, in the aggregate, at $4.7 million and $5.1 million at December 31, 2003 and 2002, respectively.

      During December, 2003, the Company securitized $277.6 million of corporate bonds, most of which were below investment grade issues. All of the assets, which were previously owned by the Company, were transferred to a trust, Signature QSPE, Limited (the Trust), which the Company sponsored. The Trust is a QSPE in accordance with SFAS No. 140, and as transferor of assets to the Trust, the Company is prohibited from consolidating the Trust. The Company retained $140.0 million of notes issued by the Trust which were rated A1, and which are recorded as fixed maturities: available for sale on the consolidated balance sheets, and the Company retained $12.7 million of equity issued by the QSPE, which is unrated, and which is recorded in other invested assets on the consolidated balance sheets. The Company received net proceeds of $124.9 million, representing the proceeds from sales of notes issued by the Trust to unrelated parties, and the Company recorded a realized gain of $10.8 million on these proceeds. The Company recognized no servicing assets as a result of this securitization. All of the assets transferred from the Company to the trust were performing assets; none of the transferred assets were delinquent or in default.

      The Company values retained security interests in securitizations, at time of issue and subsequently, using the same pricing methods as it uses for its existing investment portfolio. Fair value prices are obtained from an independent pricing service

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2--Investments - (continued)

when available, and if not available are estimated by the Company by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Refer to Note 15 - Fair Value of Financial Instruments below for further discussion of the Company's fair value methodologies. The Company values servicing rights by estimating future cash flows from the servicing assets using discount rates that approximate market rates.

Equity method investments

      Investments in other assets, which include unconsolidated joint ventures, partnerships, and limited liability corporations, accounted for using the equity method of accounting totaled $2,003.9 million and $1,444.4 million at December 31, 2003 and 2002, respectively. Total combined assets of such investments were $15,800.4 million and $14,873.3 million (consisting primarily of investments), and total combined liabilities were $2,146.6 million and $2,271.0 million (including $1,216.3 million and $1,171.5 million of debt) at December 31, 2003 and 2002, respectively. Total combined revenues and expenses of these investments in 2003 were $1,305.1 million and $1,054.3 million, respectively, resulting in $250.8 million of total combined income from operations. Total combined revenues and expenses in 2002 were $1,002.9 million and $1,212.3 million, respectively, resulting in $209.3 million of total combined loss from operations. Total combined revenues and expenses in 2001 were $942.5 million and $645.2 million, respectively, resulting in $297.3 million of total combined income from operations. Depending on the timing of receipt of audited financial statements of these other assets, the above financial data may be up to one year in arrears. Net investment income on investments accounted for on the equity method totaled $140.9 million, $66.8 million and $58.7 million in 2003, 2002, and 2001, respectively.

Note 3--Relationships with Variable Interest Entities

      The Company has relationships with various types of special purpose entities (SPEs) and other entities, some of which are variable interest entities
(VIEs), in accordance with FIN 46R, as discussed in Note 1--Summary of Significant Accounting Policies above. Presented below are discussions of the Company's significant relationships with them, the Company's conclusions about whether the Company should consolidate them, and certain summarized financial information for these entities.

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

      Collateralized Debt Obligations (CDOs). Since 1996, the Company has acted as investment manager to certain asset backed investment vehicles, commonly known as collateralized debt obligations (CDOs). The Company also invests in the debt and/or equity of these CDOs, and in the debt and/or equity of CDOs managed by others. CDOs raise capital by issuing debt and equity securities, and use their capital to invest in portfolios of interest bearing securities. The returns from a CDO's portfolio of investments are used by the CDO to finance its operations including paying interest on its debt and paying advisory fees and other expenses. Any net income or net loss is shared by the CDO's equity owners and, in certain circumstances where the Company manages the CDO, positive investment experience is shared by the Company through variable performance management fees. Any net losses are borne first by the equity owners to the extent of their investments, and then by debt owners in ascending order of subordination. Owners of securities issued by CDOs that are managed by the Company have no recourse to the Company's assets in the event of default by the CDO. The Company's risk of loss from any CDO it manages, or in which it invests, is limited to its investment in the CDO.

      In accordance with previous consolidation accounting principles (now superceded by FIN 46R), the Company formerly consolidated a CDO only when the Company owned a majority of the CDO's equity. The Company is now required to consolidate a CDO when, in accordance with FIN 46R, the CDO is deemed to be a VIE, and the Company is deemed to be the primary beneficiary of the CDO. For those CDOs which are not deemed to be VIEs, the Company determines its consolidation

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3--Relationships with Variable Interest Entities - (continued)

status by considering the control aspects of the equity classes of the CDOs. The Company has determined whether each CDO should be considered a VIE, and while most are VIEs, some are not. The Company has determined that it is not the primary beneficiary of any CDO which is a VIE, and for those that are not VIEs, the Company does not have controlling financial interests. Therefore, the Company will not use consolidation accounting for any of the CDOs which it manages.

      The Company believes that its relationships with its managed CDOs are collectively significant, and accordingly provides, in the tables below, summary financial data for the CDOs and data relating to the Company's maximum exposure to loss as a result of its relationships with those entities. The Company has determined that it is not the primary beneficiary of any CDO in which it invests but does not manage and thus will not be required to consolidate any of those entities, and considers that its relationships with them are not collectively significant, therefore the Company has not disclosed data for them below. Credit ratings are provided by credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested.

                                                              December 31,
                                                        ------------------------
                                                          2003            2002
                                                        ------------------------
                                                              (in millions)
Total size of Company-Managed CDOs
Total assets ...................................        $4,922.2        $6,220.9
                                                        ========        ========
Total debt .....................................         4,158.2         3,564.4
Total other liabilities ........................           712.0         2,429.7
                                                        --------        --------
Total liabilities ..............................         4,870.2         5,994.1
Total equity ...................................            52.0           226.8
                                                        --------        --------
Total liabilities and equity ...................        $4,922.2        $6,220.9
                                                        ========        ========

                                                                                        December 31,
                                                                       -------------------------------------------
                                                                               2003                    2002
                                                                       -------------------------------------------
                                                                            (in millions, except percents)
Maximum exposure of the Company to losses from
   Company-Managed CDOs
Investments in tranches of Company-managed CDOs, by credit rating
   (Moody's/Standard & Poor's):

Aaa/AAA .........................................................      $201.0        35.6%      $380.2        53.8%
Aa1/AA+ .........................................................        75.7        13.4           --          --
A3/A- ...........................................................          --          --         14.5         2.1
Baa2/BBB ........................................................       218.0        38.8        218.0        31.0
Ba2/BB ..........................................................          --          --          7.0         1.0
B2 ..............................................................         8.0         1.4           --          --
B3/B- ...........................................................          --          --          6.0         0.8
Caa1/CCC+ .......................................................        13.2         2.3           --          --
Not rated (equity) ..............................................        48.1         8.5         79.8        11.3
                                                                       -------------------------------------------
Total Company exposure ..........................................      $564.0       100.0%      $705.5       100.0%
                                                                       ===========================================

      Low-Income Housing Properties. The Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, and also invests indirectly via limited partnership real estate investment funds (the Funds), which are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property.

      The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies, or by Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties, which are non-recourse to the general assets of the Company. In the event of default by a mortgagee of a Property, the mortgage is subject to foreclosure. Conversely, the assets of the Properties are not available to satisfy claims against the general assets of the Company. No Property in which the Company has been involved has undergone foreclosure. The Company's

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3--Relationships with Variable Interest Entities - (continued)

maximum loss in relation to the Properties is limited to its equity investment in the Properties, future equity commitments made, and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties, and outstanding mortgage commitments the Company has made to the Properties. The Company receives Federal income tax credits in recognition of its investments in each of the Properties for a period of ten years and in some cases, the Company receives distributions from the Properties which are based on a portion of the actual cash flows.

      The Company had previously determined that the Properties are VIEs in accordance with FIN 46, as it was previously issued by the FASB, and that the Company is not the primary beneficiary of any of them, so the Company did not consolidate any of the Properties in the third fiscal quarter of 2003. However, the Company is currently re-evaluating whether the Properties are VIEs, and whether the Company is the primary beneficiary of any of them, in accordance with FIN 46R. The Company believes that it is reasonably possible that it may be required to consolidate one or more of the Properties. Accordingly the disclosures in the tables below are provided. The table below presents summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of its relationships with them.

                                                                 December 31,
                                                            --------------------
                                                             2003          2002
                                                            --------------------
                                                               (in millions)
Total size of the Properties(1)
Total assets .......................................        $982.7        $682.2
                                                            ====================
Total debt .........................................         576.3         396.4
Total other liabilities ............................         116.6         101.8
                                                            --------------------
Total liabilities ..................................         692.9         498.2
Total equity .......................................         289.8         184.0
                                                            --------------------
Total liabilities and equity .......................        $982.7        $682.2
                                                            ====================

----------
(1) Certain data is reported with a one-year delay, due to the delayed availability of financial statements of the properties.

                                                                      December 31,
                                                                   ------------------
                                                                    2003       2002
                                                                   ------------------
                                                                       (in millions)
Maximum exposure of the Company to losses from the Properties
Equity investment in the Properties(1) ......................      $291.0      $177.0
Outstanding equity capital commitments to the Properties ....       108.2       139.4
Carrying value of mortgages for the Properties ..............        62.8        65.2
Outstanding mortgage commitments to the Properties ..........         5.1         5.1
                                                                   ------      ------
Total Company exposure ......................................      $467.1      $386.7
                                                                   ======      ======

----------
(1) Property level data as presented as of December 31, 2003 and 2002 is reported with three and twelve month delays, respectively, due to the delayed availability of financial statements of the Funds.

      Other. The Company has investment relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their debt and/or equity. This category includes energy investment partnerships, investment funds organized as limited partnerships, and businesses which have undergone debt restructurings and reorganizations. The Company is evaluating whether each is a VIE, and considers it reasonably possible that it may consolidate one or more of the entities or be required to disclose information about them, as a result of adopting FIN 46R. The Company has made no guarantees to any other parties involved with them, and has no further equity or debt commitments to them. The Company's maximum exposure to loss as a result of its relationships with the Other Entities is limited to its investment in them.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3--Relationships with Variable Interest Entities - (continued)

      The table below presents summary financial data for the Other Entities, and data relating to the Company's maximum exposure to loss as a result of its relationships with them.

                                                              December 31,
                                                        -----------------------
                                                         2003              2002
                                                        -----------------------
                                                              (in millions)
Total size of the Other Entities (1)

Total assets .................................          $284.8           $281.8
                                                        ======           ======
Total debt ...................................           301.7            309.3
Total other liabilities ......................            65.3             62.1
                                                        ------           ------
Total liabilities ............................           367.0            371.4
Total equity(2) ..............................           (82.2)           (89.6)
                                                        ------           ------
Total liabilities and equity .................          $284.8           $281.8
                                                        ======           ======

----------
(1) Certain data is reported with up to a one-year delay, due to the delayed availability of financial statements of the Other Entities.
(2) The negative equity results from the inclusion in the table of one of the businesses mentioned above in the table. The business has an accumulated deficit from operations predating the Company's equity investment in it, but it is current on its debt service and is cash flow positive. The total equity shown above has not been adjusted to remove the portion attributable to other shareholders.

                                                                           December 31,
                                                                       ------------------
                                                                        2003        2002
                                                                       ------------------
                                                                          (in millions)
Maximum exposure of the Company to losses from Other Entities (1)
Equity investment in Other Entities .............................      $ 53.1      $ 52.3
Outstanding equity capital commitments to the Other Entities ....         9.0        16.5
Debt investment in Other Entities ...............................       129.1       110.8
                                                                       ------      ------
Total Company exposure ..........................................      $191.2      $179.6
                                                                       ======      ======

----------
(1) The Company's maximum exposure to loss is limited to its investments of equity and debt securities of these entities, which are carried on the Company's financial statements using the equity method of accounting, or at amortized cost, and commitments to provide future equity and debt capital.

Note 4--Derivatives and Hedging Instruments

      The fair values of derivative instruments classified as assets at December 31, 2003 and 2002 were $815.9 million and $343.5 million, respectively, and appear on the consolidated balance sheet in other assets. The fair values of derivative instruments classified as liabilities at December 31, 2003 and 2002 were $1,277.3 million and $1,185.9 million, respectively, and appear on the consolidated balance sheet in other liabilities. In addition, as a result of the Company's adoption of SFAS No. 133 issue B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" (DIG B36), the Company has recorded as derivatives amounts aggregating $225.6 million as of December 31, 2003 related to participating pension contracts which appears on the consolidated balance sheet in policyholders' funds.

      Fair Value Hedges. The Company uses interest rate futures contracts and interest rate swap agreements as part of its overall strategies of managing the duration of assets and liabilities or the average life of certain asset portfolios to specified targets. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal). The net differential to be paid or received on interest rate swap agreements is accrued and recognized as a component of net investment income.

      The Company also manages interest rate exposure by using interest rate swap agreements to modify certain liabilities, such as fixed rate debt and Constant Maturity Treasuries (CMT) indexed liabilities, by converting them to a LIBOR-based floating rate.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4--Derivatives and Hedging Instruments - (continued)

      The Company enters into purchased interest rate cap agreements, cancelable interest rate swap agreements, and written swaptions to manage the interest rate exposure of options that are embedded in certain assets and liabilities. A written swaption obligates the Company to enter into an interest rate agreement on the expiration date contingent on future interest rates. Purchased interest rate cap and floor agreements are contracts with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap or floor interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal). Amounts earned on interest rate cap and floor agreements and swaptions are recorded as an adjustment to net investment income.

      The Company uses equity collar agreements to reduce its equity market exposure with respect to certain common stock investments that the Company holds. A collar consists of a written call option that limits the Company's potential for gain from appreciation in the stock price as well as a purchased put option that limits the Company's potential for loss from a decline in the stock price.

      Currency rate swap agreements are used to manage the Company's exposure to foreign exchange rate fluctuations. Currency rate swap agreements are contracts to exchange the currencies of two different countries at the same rate of exchange at specified future dates. The net differential to be paid or received on currency rate swap agreements is accrued and recognized as a component of net investment income.

      For the years ended December 31, 2003 and 2002, the Company recognized net losses of $5.8 million and $19.5 million, respectively, related to the ineffective portion of its fair value hedges, and net losses of $1.5 million and $6.4 million, respectively, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. Both of these amounts are recorded in net realized investment and other gains and losses.

      Cash Flow Hedges. The Company uses forward starting interest rate swap agreements to hedge the variable cash flows associated with future fixed income asset acquisitions, which will support the Company's long-term care and life insurance businesses. These agreements will reduce the impact of future interest rate changes on the cost of acquiring adequate assets to support the investment income assumptions used in pricing these products. During the periods in the future when the acquired assets are held by the Company, the accumulated gain or loss will be amortized into investment income as a yield adjustment on the assets.

      The Company also uses forward starting interest rate swap agreements to hedge the variable cash flows associated with payments that it will make on certain funding agreements issued by the company. Amounts are reclassified from other comprehensive income as a yield adjustment when the payments are made.

      For the years ended December 31, 2003 and 2002, the Company recognized gains of $1.8 million and $7.2 million, respectively, related to the ineffective portion of its cash flow hedges. These amounts are recorded in net realized investment and other gains and losses. For the year ended December 31, 2003, all of the Company's hedged forecast transactions qualified as cash flow hedges.

      For the year ended December 31, 2003, a net gain of $2.7 million was reclassified from other accumulated comprehensive income to earnings. It is anticipated that approximately $5.2 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

      For the year ended December 31, 2003, none of the Company's cash flow hedges were discontinued because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

      The transition adjustment for the adoption of SFAS No. 133, as amended, resulted in an increase in other comprehensive income of $23.0 million (net of tax of $12.3 million) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. For the years ended December 31, 2003 and 2002, gains of $28.7 million (net of tax of $15.5 million) and $175.4 million (net of tax of $94.5 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges were added to accumulated other comprehensive income, resulting in a balances of $223.3 million (net of tax of $120.3 million) and $194.5 million (net of tax of $104.8 million), respectively.

      Derivatives Not Designated as Hedging Instruments. The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, total return swaps, interest rate futures contracts, credit default swaps and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges, without designating the derivatives as hedging instruments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4--Derivatives and Hedging Instruments - (continued)

      In addition the Company used interest rate floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses, without designating the derivatives as hedging instruments.

      The Company enters into equity indexed futures contracts and equity indexed option contracts and equity swaps to generate investment return related to equity indexed universal life insurance policies. For the years ended December 31, 2003 and 2002 $3.0 million and $6.1 million, respectively, of losses on these derivatives are included in benefits to policyholders and are offset by crediting similar amounts to policyholders' accounts.

Note 5--Income Taxes

      The Company files a life/non-life insurance company consolidated Federal income tax return. The life insurance company sub-group includes three domestic life insurance companies (John Hancock Life Insurance Company, (the Life Company), John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company) and a Bermuda life insurance company (John Hancock Reassurance Company, Ltd.) that is treated as a U.S. company for Federal income tax purposes. The non-life insurance company subgroup consists of John Hancock Financial Services, Inc., John Hancock Subsidiaries, LLC and John Hancock International Holdings, Inc.

      In addition to taxes on operations, mutual life insurance companies are charged an equity base tax (the surplus tax). The Life Company was a mutual life insurance company for the entire year 1999, therefore it was subject to the re-computation of its 1999 equity base tax liability in its 2000 tax return. The surplus tax is determined by application of an industry-based earnings rate to the Mutual Company's average equity base, as defined by the Internal Revenue Code. The industry earnings rate is determined by the Internal Revenue Service
(IRS) and is not finalized until the subsequent year. As such, the financial statements for the year ended December 31, 2001 include the impact of final tax return adjustments related to the 1999 equity base tax.

      Income before income taxes and cumulative effect of accounting changes includes the following:

                                                     Years Ended December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 ------------------------------
                                                          (in millions)

Domestic .....................................   $1,161.5   $  521.5   $  760.2
Foreign ......................................      187.4      114.7       65.9
                                                 --------   --------   --------
Income before income taxes and cumulative
   effect of accounting changes ..............   $1,348.9   $  636.2   $  826.1
                                                 ========   ========   ========

      The components of income taxes were as follows:

                                                     Years Ended December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 ------------------------------
                                                          (in millions)
Current taxes:
Federal ......................................   $  154.0   $   46.4   $  (38.6)
Foreign ......................................       22.5       37.2        8.6
State ........................................        4.6        4.6        4.6
                                                 --------   --------   --------
                                                    181.1       88.2      (25.4)
                                                 ========   ========   ========
Deferred taxes:
Federal ......................................      167.0       42.8      235.9
Foreign ......................................       35.3       12.4       10.8
State ........................................       (6.7)      (6.7)      (6.7)
                                                 --------   --------   --------
                                                    195.6       48.5      240.0
                                                 --------   --------   --------
Total income taxes ...........................   $  376.7   $  136.7   $  214.6
                                                 ========   ========   ========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5--Income Taxes - (continued)

      A reconciliation of income taxes computed by applying the Federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                                    Years Ended December 31,
                                              ---------------------------------
                                                2003         2002         2001
                                              ---------------------------------
                                                        (in millions)

Tax at 35% ..............................     $ 472.1      $ 222.7      $ 289.1
Add (deduct):
Surplus  tax ............................          --           --        (13.4)
Prior year taxes ........................         4.7         (6.6)        11.4
Tax credits .............................       (50.2)       (36.4)       (28.1)
Foreign taxes ...........................         1.4          2.0          1.3
Tax exempt investment income ............       (20.7)       (35.6)       (32.4)
Lease income ............................        (9.7)       (25.5)       (15.6)
Other ...................................       (20.9)        16.1          2.3
                                              -------      -------      -------
      Total income taxes ................     $ 376.7      $ 136.7      $ 214.6
                                              =======      =======      =======

      The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                December 31,
                                                           ---------------------
                                                             2003         2002
                                                           ---------------------
                                                               (in millions)
Deferred tax assets:
Policy reserve adjustments ...........................     $  562.9     $  607.9
Dividends payable to policyholders ...................         99.6        135.2
Interest .............................................         40.2         32.5
Other employee benefits ..............................        174.9        154.5
GAAP basis in excess of tax basis of investments .....        217.7        233.4
Unearned premium .....................................        275.8        182.8

Other ................................................        241.0           --
                                                           --------     --------
      Total deferred tax assets ......................     $1,612.1     $1,346.3
Deferred tax liabilities:
Deferred policy acquisition costs ....................      1,237.2      1,087.6
Pension plan expense .................................         49.1         76.0
Depreciation .........................................         68.5         19.4
Basis in partnerships ................................         72.6         65.1
Market discount on bonds .............................         20.0         18.9
Lease income .........................................      1,041.4        772.7
Goodwill .............................................         34.5         80.3
Unrealized gains .....................................        826.7        226.1
Capitalized charges related to mutual funds ..........          3.0         12.7
Other ................................................           --         19.1
                                                           --------     --------
      Total deferred tax liabilities .................      3,353.0      2,377.9
                                                           --------     --------
      Net deferred tax liabilities ...................     $1,740.9     $1,031.6
                                                           ========     ========

      The Company made income tax payments of $177.2 million, $65.2 million and $1.7 million in 2003, 2002 and 2001, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6--Closed Block

      As of February 1, 2000, the Company established a closed block for the benefit of certain classes of individual or joint traditional participating whole life insurance policies for which the Company had a dividend scale payable in 1999 and individual term life insurance policies that were in force on February 1, 2000. Assets were allocated to the closed block in an amount that, together with anticipated revenues from policies included in the closed block, was reasonably expected to be sufficient to support such business, including provision for payment of benefits, direct asset acquisition and disposition costs, and taxes, and for continuation of dividend scales payable in 1999, assuming experience underlying such dividend scales continues. Assets allocated to the closed block inure solely to the benefit of the holders of the policies included in the closed block and will not revert to the benefit of the shareholders of the Company. No reallocation, transfer, borrowing, or lending of assets can be made between the closed block and other portions of the Company's general account, any of its separate accounts, or any affiliate of the Company without prior approval of the Massachusetts Division of Insurance.

      If, over time, the aggregate performance of the closed block assets and policies is better than was assumed in funding the closed block, dividends to policyholders will be increased. If, over time, the aggregate performance of the closed block assets and policies is less favorable than was assumed in the funding, dividends to policyholders could be reduced.

      The assets and liabilities allocated to the closed block are recorded in the Company's financial statements on the same basis as other similar assets and liabilities. The carrying amount of closed block liabilities in excess of the carrying amount of closed block assets at the date of demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the maximum future earnings from the assets and liabilities designated to the closed block that can be recognized in income over the period the policies in the closed block remain in force. The Company has developed an actuarial calculation of the timing of such maximum future shareholder earnings, and this is the basis of the policyholder dividend obligation.

      If actual cumulative earnings are greater than expected cumulative earnings, only expected earnings will be recognized in income. Actual cumulative earnings in excess of expected cumulative earnings represents undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation because the excess will be paid to closed block policyholders as an additional policyholder dividend unless otherwise offset by future performance of the closed block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income.

      The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, purchases and sales of investments, policyholders' benefits, policyholder dividends, premium taxes, guaranty fund assessments, and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions and net investment income and realized investment gains and losses of investment assets outside the closed block that support the closed block business, all of which enter into the determination of total gross margins of closed block policies for the purpose of the amortization of deferred acquisition costs. The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block are those that enter into the determination of amounts that are to be paid to policyholders.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6--Closed Block - (continued)

      The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                                                  December 31,
                                                                                             ----------------------
                                                                                                2003       2002
                                                                                             ----------------------
                                                                                                 (in millions)
Liabilities
Future policy benefits ...................................................................   $10,690.6    $10,509.0
Policyholder dividend obligation .........................................................       400.0        288.9
Policyholders' funds .....................................................................     1,511.9      1,504.0
Policyholder dividends payable ...........................................................       413.1        432.3
Other closed block liabilities ...........................................................        37.4        111.7
                                                                                             ---------    ---------
        Total closed block liabilities ...................................................   $13,053.0    $12,845.9
                                                                                             =========    =========
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost (fair value:  2003--$69.6; 2002--$97.1) ...........   $    66.0    $    86.0
   Available-for-sale--at fair value (cost: 2003--$5,847.6; 2002--$5,580.2) ..............     6,271.1      5,823.2
Equity securities:
   Available-for-sale--at fair value (cost: 2003--$9.1; 2002--$10.5) .....................         9.1         12.4
Mortgage loans on real estate ............................................................     1,577.9      1,665.8
Policy loans .............................................................................     1,554.0      1,555.1
Short-term investments ...................................................................         1.2         25.2
Other invested assets ....................................................................       230.6        212.4
                                                                                             ---------    ---------
        Total investments ................................................................     9,709.9      9,380.1
                                                                                             =========    =========

Cash and cash equivalents ................................................................       248.3        244.0
Accrued investment income ................................................................       145.1        156.3
Other closed block assets ................................................................       308.6        327.6
                                                                                             ---------    ---------
        Total closed block assets ........................................................   $10,411.9    $10,108.0
                                                                                             =========    =========
Excess of reported closed block liabilities over assets designated to the closed block ...   $ 2,641.1    $ 2,737.9
Portion of above representing other comprehensive income:
     Unrealized appreciation (depreciation), net of tax of $(148.0) million
        and $(84.0) million at 2003 and 2002, respectively ...............................       275.3        155.9
     Allocated to the policyholder dividend obligation, net of tax
        $148.1 million and $88.8 million at 2003 and 2002, respectively ..................      (275.1)      (164.9)
                                                                                             ---------    ---------
        Total ............................................................................         0.2         (9.0)
                                                                                             ---------    ---------
        Maximum future earnings to be recognized from closed
           block assets and liabilities ..................................................   $ 2,641.3    $ 2,728.9
                                                                                             =========    =========
Change in the policyholder dividend obligation:
   Balance at beginning of period ........................................................   $   288.9    $   251.2
Impact on net income before income taxes .................................................       (57.9)       (70.8)
Unrealized investment gains (losses) .....................................................       169.0        108.5
                                                                                             ---------    ---------
        Balance at end of period .........................................................   $   400.0    $   288.9
                                                                                             =========    =========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6--Closed Block - (continued)

                                                                                  Year Ended December 31,
                                                                             ---------------------------------
                                                                                2003       2002        2001
                                                                             ---------------------------------
                                                                                      (in millions)

Revenues
Premiums .................................................................   $  915.7    $  969.9    $  940.0
Net investment income ....................................................      648.2       663.9       667.5
Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(58.2) million,
   $(11.9) million and $(17.0) million, respectively .....................       (4.5)       (5.2)       (3.6)
Other closed block revenues ..............................................       (0.1)        0.1         0.6
                                                                             --------    --------    --------
      Total closed block revenues ........................................    1,559.3     1,628.7     1,604.5
                                                                             ========    ========    ========
Benefits and Expenses
Benefits to policyholders ................................................      982.0     1,057.6       924.4
Change in the policyholder dividend obligation ...........................       (2.4)      (60.2)       54.9
Other closed block operating costs and expenses ..........................       (3.0)       (5.2)       (6.3)
Dividends to policyholders ...............................................      449.5       489.7       474.9
                                                                             --------    --------    --------
Total benefits and expenses ..............................................    1,426.1     1,481.9     1,447.9
                                                                             ========    ========    ========

Closed  block revenues, net of closed block benefits and expenses, before income taxes and cumulative effect
        of accounting change .............................................      133.2       146.8       156.6
Income taxes, net of amounts credited to the policyholder dividend obligation of  $2.1 million, $1.3 million and $4.6
        million, respectively ............................................       45.6        50.0        53.0
                                                                             --------    --------    --------
Closed block revenues, net of closed block benefits and expenses and income taxes, before cumulative effect of accounting
        change ...........................................................       87.6        96.8       103.6
Cumulative effect of accounting change, net of tax .......................         --          --        (1.4)
                                                                             --------    --------    --------
Closed block revenues, net of closed block benefits and expenses,
        income taxes and the cumulative effect of accounting change ......   $   87.6    $   96.8    $  102.2
                                                                             ========    ========    ========

      Maximum future earnings from closed block assets and liabilities:

                                                    Years Ended December 31,
                                                    ------------------------
                                                      2003             2002
                                                      ----             ----
                                                         (in millions)
Beginning of period ....................           $2,728.9           $2,825.7
End of period ..........................            2,641.3            2,728.9
                                                   --------           --------
Change during period ...................           $  (87.6)          $  (96.8)
                                                   ========           ========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7--Debt and Line of Credit

      Short-term and long-term debt consists of the following:

                                                                                   December 31,
                                                                              --------------------
                                                                                2003        2002
                                                                              --------------------
                                                                                  (in millions)
Short-term debt:
   Commercial paper .......................................................   $  381.3    $  249.4
   Current maturities of long-term debt ...................................      104.0        99.5
                                                                              --------    --------
         Total short-term debt ............................................      485.3       348.9
                                                                              --------    --------
Long-term debt:
   Surplus Notes, 7.38%, maturing in 2024 .................................      447.6       447.4
   Bonds payable, 5.625%, maturing in 2008 ................................      499.0       498.8
   Notes payable, interest ranging from 6.496% to 12.0%, due in varying
      amounts to 2011 .....................................................      472.9       489.8
                                                                              --------    --------
         Total long-term debt .............................................    1,419.5     1,436.0
Less current maturities ...................................................     (104.0)      (99.5)
                                                                              --------    --------
Long-term debt ............................................................    1,315.5     1,336.5
                                                                              --------    --------
Total long and short-term debt before fair value adjustments ..............    1,800.8     1,685.4
Fair value adjustments related to interest rate swaps(1) ..................       94.5       113.8
                                                                              --------    --------
Total long and short-term debt after fair value adjustments ...............   $1,895.3    $1,799.2
                                                                              ========    ========
Consumer notes:
   Notes payable, interest ranging from 1.75% to 6.25%, due in varying
      amounts to 2032 .....................................................   $1,550.4    $  290.2
                                                                              ========    ========

----------
(1) As part of its interest rate management, the Company uses interest rate swaps to convert the interest expense on the Surplus Notes from fixed to variable. Under SFAS No. 133, these swaps are designated as fair value hedges, which results in the carrying value of the notes being adjusted for changes in fair value.

      The Company issues commercial paper primarily to meet working capital needs. The Company had commercial paper with a book value of $381.3 million and a face value of $382.0 million outstanding at December 31, 2003. The weighted-average interest rate for outstanding commercial paper at December 31, 2003 was 1.18%. The weighted-average life for outstanding commercial paper at December 31, 2003 was approximately 33 days. Commercial paper borrowing arrangements are supported by a syndicated line of credit. The Company had commercial paper with a book value of $249.4 million and a face value of $250.0 million outstanding at December 31, 2002. The weighted-average interest rate for outstanding commercial paper at December 31, 2002 was 1.52%. The weighted-average life for outstanding commercial paper at December 31, 2002 was approximately 29 days.

      The issuance of Surplus Notes by the Life Company was approved by the Massachusetts Commissioner of Insurance, and any payment of interest or principal on the Surplus Notes requires the prior approval of the Massachusetts Commissioner of Insurance. The bonds payable consist of 7-year senior unsecured registered notes at a coupon of 5.625% issued by the parent insurance holding company, JHFS, with the proceeds used for general corporate purposes. The issuance of bonds payable was made pursuant to a $1.0 billion effective shelf registration statement. The notes payable consists of debt issued by various operating subsidiaries of the Company of which $304.7 million was outstanding at December 31, 2003 at John Hancock Canadian Corporation, a subsidiary of the Company, and is fully guaranteed by the Company.

      At December 31, 2003, the Company had a committed line of credit through a group of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Inc., The Bank of New York, The Bank of Nova Scotia, Fleet Securities, Inc. and JPMorgan Securities, Inc., totaling $1.0 billion, $500.0 million pursuant to a 364-day commitment (renewed effective July 25, 2003), and $500.0 million pursuant to a multi-year facility (renewable in 2005). The banks will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 2003. At December 31, 2003, the Company had no outstanding borrowings under the agreement.

      Aggregate maturities of long-term debt are as follows: 2004--$104.0 million; 2005--$28.5 million; 2006--$16.8 million; 2007--$9.6 million; 2008--
$500.9 million; and thereafter--$759.7 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7--Debt and Line of Credit - (continued)

      Interest expense on debt, included in other operating costs and expenses, was $99.4 million, $98.6 million and $70.3 million in 2003, 2002 and 2001, respectively. Interest paid amounted to $96.2 million in 2003, $89.6 million in 2002, and $65.3 million in 2001.

      Consumer Notes. The Life Company issues consumer notes through its SignatureNotes program. SignatureNotes is an investment product sold through a broker-dealer network to retail customers in the form of publicly traded fixed and/or floating rate securities. SignatureNotes are issued weekly with a variety of maturities, interest rates, and call provisions. SignatureNotes may be redeemed upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or $1,000,000, or an individual redemption limitation of $200,000 of aggregate principal.

      Aggregate maturities of consumer notes, gross of unamortized dealer fees, are as follows: 2005--$22.1 million; 2006--$63.5 million; 2007--$99.0 million;
2008--$68.4 million; and thereafter--$1,327.7 million. As of December 31, 2003, there are no scheduled maturities of consumer notes in 2004.

      Interest expense on consumer notes, included in benefits to policyholders, was $39.0 million in 2003 and $2.5 million in 2002. No interest expense was incurred in 2001. Interest paid amounted to $29.8 million in 2003 and $1.4 million in 2002. No interest was paid in 2001.

Note 8 -- Sale/Leaseback Transaction and Other Lease Obligations

         On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company entered into a long-term lease of the space it now occupies in those buildings and plans on continuing to use them as its corporate headquarters. As a result of the sale-leaseback transaction, the Company recognized a current realized gain of $233.8 million and a deferred profit of $247.7 million. A capital lease obligation of $90.0 million was recorded for one of the properties, which has a 15 year market-based lease term. The other two properties have operating market-based leases which range from 5 to 12 years. The Company also provided Beacon Capital Partners with a long-term sublease on the Company's parking garage.

         The future minimum lease payments by year and in the aggregate, under the capital lease and under non-cancelable operating leases and future sublease rental income on the garage are presented below:

                                                                    Non-cancelable    Sublease
                                                        Capital      Operating         Rental
                                                         Lease         Leases          Income
                                                        --------------------------------------
                                                                   (in millions)

2004 ...............................................    $  8.8         $ 42.1          $  1.3
2005 ...............................................       8.8           42.0             1.3
2006 ...............................................       8.8           42.0             1.3
2007 ...............................................       8.8           37.1             1.3
2008 ...............................................       8.8           34.1             1.3
Thereafter .........................................      88.6          154.6            77.2
                                                        ------         ------          ------
Total minimum lease payments .......................     132.6         $351.9          $ 83.7
                                                                       ======          ======
Amounts representing interest ......................     (46.3)
                                                        ------
Present value of net minimum lease payments ........      86.3
Current portion of capital lease obligation ........      (8.8)
                                                        ------
Total ..............................................    $ 77.5
                                                        ======

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9--Minority Interests

      Minority interests consist of preferred stock issued by Maritime Life and an outside equity interest in a consolidated investment partnership. The assets, liabilities, revenues, expenses and earnings of Maritime Life and the investment partnership are consolidated in the Company's financial statements.

      In 1986, Maritime Life issued $25.3 million of Series A Cumulative Redeemable Preferred Stock (Preferred Stock). Dividends on the Preferred Stock are payable quarterly at 18% of the average of two prime rates of two specified Canadian banks. The Preferred Stock is nonvoting and redeemable at Maritime Life's sole option at a price of Cdn. $25 per preferred share.

      On November 19, 1999, Maritime Life issued $68.2 million of Non-Cumulative Redeemable Second Preferred Shares, Series 1 (Series 1 Preferred Shares) at a price of Cdn. $25 per preferred share. Dividends on the Series 1 Preferred Shares are payable quarterly, through December 31, 2004, at a rate of Cdn. $0.38125 per preferred share. Commencing on January 1, 2005, the Series 1 Preferred Shares dividends will be calculated by applying Cdn. $25 to the greater of 90% of the prime rate and 5.85% per annum, calculated quarterly. The Series 1 Preferred Shares are nonvoting and redeemable at Maritime Life's sole option any time after December 31, 2004 at a price of Cdn. $25.50 plus all declared and unpaid dividends. In addition, shareholders as of December 31, 2004 have the option to convert their Series 1 Preferred Shares to Non-Cumulative Redeemable Second Preferred Shares, Series 2 (Series 2 Preferred Shares). The Series 2 Preferred Shares will have a dividend rate of not less than 95% of the yield of certain bonds of the Government of Canada.

      On December 13, 2002, Maritime Life issued $61.8 million of Non-Cumulative Redeemable Second Preferred Shares, Series 3 (Series 3 Preferred Shares) at a price of Cdn. $25 per share. Dividends on the Series 3 Preferred Shares are payable quarterly, through December 31, 2007, at a rate of Cdn. $0.38125 per preferred share, or 6.1% per annum. The Series 3 Preferred Shares are nonvoting and redeemable at Maritime Life's sole option any time on or after December 31, 2007 at Cdn. $26 per preferred share, on or after December 31, 2008 at Cdn. $25.75 per preferred share, on or after December 31, 2009 at Cdn. $25.50 per preferred share, on or after December 31, 2010 at Cdn. $25.25 per preferred share and on or after December 31, 2011 at Cdn. $25.00 per preferred share.

       The minority interest in the equity of the consolidated investment partnership reflects the original equity investment by minority investors in the consolidated investment partnership, along with their proportional share of the results of operations of the partnership.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10--Reinsurance

      The effect of reinsurance on life, health and annuity premiums written and earned was as follows:

                                                     2003 Premiums               2002 Premiums               2001 Premiums
                                              -------------------------------------------------------------------------------------
                                                 Written        Earned       Written       Earned       Written        Earned
                                              -------------------------------------------------------------------------------------
                                                                                 (in millions)
      Direct.................................    $4,274.4      $4,271.6       $3,625.1     $3,620.7      $4,086.5      $4,090.4
      Assumed................................       693.0         693.0          471.2        471.2         429.9         429.9
      Ceded..................................      (816.9)       (816.9)        (714.8)      (714.8)       (669.0)       (669.0)
                                              -------------------------------------------------------------------------------------
Net life, health and annuity premiums........    $4,150.5      $4,147.7       $3,381.5     $3,377.1      $3,847.4      $3,851.3
                                              =====================================================================================

      For the years ended December 31, 2003, 2002 and 2001, benefits to policyholders under life, health and annuity ceded reinsurance contracts were $541.6 million, $755.5 million and $527.0 million, respectively.

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

      Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of December 31, 2003, would not be material.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11--Pension Benefit Plans and Other Postretirement Benefit Plans

      The Company provides pension benefits to substantially all employees and general agency personnel. These benefits are provided through both funded qualified and unfunded non-qualified defined benefit and qualified defined contribution pension plans. Through the non-qualified defined benefit plans, the Company provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits under applicable law. The Maritime Life qualified plans provide pension benefits based on years of service and final average salary (generally during the 5 years prior to retirement). The Maritime Life non-qualified plans provide supplemental pension benefits to employees with salaries in excess of the qualified limit under Canadian law and to two former executives. Prior to 2002, pension benefits under the non-Maritime Life defined benefit plans were also based on years of service and final average compensation (generally during the three years prior to retirement). In 2001, the defined benefit pension plans were amended to a cash balance basis under which benefits are based on career average compensation. Under grandfathering rules, employees within 5 years of early retirement eligibility or employees over age 40 and with at least 10 years of service will receive pension benefits based on the greater of the benefit from the cash balance basis or the prior final average salary basis. This amendment became effective on January 1, 2002.

      Benefits related to the defined benefit pension plans paid to employees and retirees were $171.5 million in 2003, $164.3 million in 2002 and $129.8 million in 2001.

      The Company uses a December 31 measurement date.

      Defined contribution plans include the Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $14.2 million, $13.4 million, and $13.2 million in 2003, 2002 and 2001, respectively.

      In addition to the Company defined benefit pension plans, the Company has employee welfare plans for medical and life insurance covering most of its retired employees and general agency personnel. Substantially all employees may become eligible for these benefits if they reach certain age and service requirements while employed by the Company. The postretirement health care coverages are contributory based for post January 1, 1992 non-union retirees. A small portion of pre-January 1, 1992 non-union retirees also contribute. The applicable contributions are based on the number of years of service. Dental insurance is provided to eligible pre- January 1, 1992 retired employees.

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11--Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Obligations and Funded Status:

                                                                           Years Ended December 31,
                                                               -----------------------------------------------
                                                                                          Other Postretirement
                                                                 Pension Benefits               Benefits
                                                               -----------------------------------------------
                                                                 2003         2002         2003         2002
                                                               -----------------------------------------------
                                                                                 (in millions)
Change in benefit obligation:
Benefit obligation at beginning of year ...................    $2,097.6     $2,009.7     $  591.6     $  448.7
Service cost ..............................................        28.2         30.3          1.6          4.0
Interest cost .............................................       136.3        138.6         35.7         33.8
Amendments ................................................          --          9.9        (54.3)          --
Actuarial loss ............................................       169.1         93.5         97.0        143.8
Translation  loss .........................................        17.2          2.8          1.6          0.1
Benefits paid .............................................      (171.5)      (164.3)       (44.2)       (37.6)
Curtailment ...............................................          --        (22.9)        (0.8)        (1.2)
Acquisition/settlement ....................................        16.5           --         (3.2)          --
                                                               -----------------------------------------------
Benefit obligation at end of year .........................     2,293.4      2,097.6        625.0        591.6
                                                               ===============================================

Change in plan assets:
Fair value of plan assets at beginning of year ............     1,938.4      2,292.8        204.2        245.7
Actual return on plan assets ..............................       391.1       (201.8)        44.8        (25.5)
Employer contribution .....................................        15.3         27.2         32.3         21.6
Employee contribution .....................................          --           --          4.2          3.9
Benefits paid .............................................      (171.5)      (164.3)       (48.5)       (41.5)
Curtailment ...............................................          --        (16.6)          --           --
Translation gain ..........................................        18.2          1.1           --           --
Acquisition/settlement ....................................        26.6           --           --           --
                                                               -----------------------------------------------
Fair value of plan assets at end of year ..................     2,218.1      1,938.4        237.0        204.2
                                                               ===============================================

Funded status .............................................       (75.3)      (159.2)      (388.0)      (387.4)
Unrecognized actuarial  loss ..............................       421.7        519.8        157.5         98.7
Unrecognized prior service cost ...........................        55.0         67.9        (81.2)       (42.3)
Unrecognized net transition asset .........................        (5.1)        (4.8)          --           --
                                                               -----------------------------------------------
Prepaid (accrued) benefit cost ............................    $  396.3     $  423.7     $ (311.7)    $ (331.0)
                                                               ===============================================

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost ......................................    $  586.7     $  596.7
Accrued benefit liability including minimum liability .....      (330.0)      (277.6)
Intangible asset ..........................................         0.1          0.1
Accumulated other comprehensive income ....................       139.5        104.5
                                                               ---------------------
Net amount recognized .....................................    $  396.3     $  423.7
                                                               =====================

The accumulated benefit obligations for all defined benefit pension plans was $2,181.3 million and $1,967.5 million at December 31, 2003 and 2002, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11--Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets:

                                                      Years Ended December 31,
                                                      ------------------------
                                                        2003           2002
                                                      ------------------------
                                                           (in millions)
Projected benefit obligation.......................    $391.2         $301.9
Accumulated benefit obligation.....................     367.5          280.2
Fair value of plan assets..........................      38.3            5.1

Components of Net Periodic Benefit cost:

                                                 Years Ended December 31,
                                         -------------------------------------
                                                                   Other
                                                               Postretirement
                                           Pension Benefits       Benefits
                                         -------------------------------------
                                           2003      2002      2003      2002
                                         -------------------------------------
                                                      (in millions)
Service cost ..........................  $  28.2   $  30.3    $  1.6    $  4.0
Interest cost .........................    136.3     138.6      35.7      33.8
Expected return on plan assets ........   (162.6)   (207.6)    (17.4)    (22.8)
Amortization of transition asset ......     (1.0)     (0.5)       --        --
Amortization of prior service cost ....      7.4       7.0      (6.6)     (3.2)
Recognized actuarial gain (loss) ......     31.5       8.4       3.7      (2.0)
Other .................................      0.5        --        --        --
                                         -----------------    ----------------
Net periodic benefit (credit) cost ....  $  40.3   $ (23.8)   $ 17.0    $  9.8
                                         =================    ================

Additional Information:

                                                  Years Ended December 31,
                                             ----------------------------------
                                                                     Other
                                                                 Postretirement
                                              Pension Benefits      Benefits
                                             ----------------------------------
                                               2003     2002      2003    2002
                                             ----------------------------------
                                                       (in millions)
Increase in minimum liabilities included
  in other comprehensive income.............  $34.9    $41.2      N/A     N/A

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11--Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Assumptions:

Weighted-average assumptions used to determine benefit obligation:

                                                   Years Ended December 31,
                                             ----------------------------------
                                                                     Other
                                                                 Postretirement
                                              Pension Benefits      Benefits
                                             ----------------------------------
                                                2003    2002     2003      2002
                                             ----------------------------------
Discount rate...............................    6.25%   6.75%    6.25%     6.75%
Rate of compensation increase...............    3.00%   3.50%     N/A       N/A
Health care trend rate for following year...                    11.00%    10.00%
Ultimate trend rate.........................                     5.25%     5.25%
Year ultimate rate reached..................                     2010      2008


Weighted-average assumptions used to determine net periodic benefit cost:

                                                   Years Ended December 31,
                                             ----------------------------------
                                                                     Other
                                                                 Postretirement
                                              Pension Benefits      Benefits
                                             ----------------------------------
                                                2003    2002     2003      2002
                                             ----------------------------------
Discount rate...............................   6.75%    7.25%    6.75%     7.25%
Expected long-term return on plan assets....   8.75%    9.50%    8.75%     9.50%
Rate of compensation increase...............   3.50%    4.25%     N/A       N/A
Health care trend rate for following year...                    10.00%     8.00%
Ultimate trend rate.........................                     5.25%     5.25%
Year ultimate rate reached..................                     2008      2006

      The Company generally determines the assumed long-term rate of return on plan assets based on the rate expected to be earned for plan assets. The asset mix based on the long-term investment policy and range of target allocation percentages of the plans and the Capital Asset Pricing Model are used as part of that determination. Current conditions and published commentary/guidance from SEC staff suggestions are also considered.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11--Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

      Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                                    1-Percentage         1-Percentage
                                                                                   Point Increase       Point Decrease
                                                                                   --------------       --------------
                                                                                             (in millions)
Effect on total  service and interest costs in 2003.............................        $ 3.2               $ (2.9)
Effect on postretirement benefit obligations as of December 31, 2003............         46.2                (43.1)

Plan Assets

      The Company's weighted-average asset allocations for its US plans at December 31, 2003 and 2002, by asset category are as follows:

                                                                 Pension
                                                               Plan Assets
                                                             at December 31,
                                                          --------------------
                                                            2003         2002
                                                          --------------------
Asset Category
--------------
Equity securities......................................      69%          64%
Fixed maturity  securities.............................      24%          27%
Real estate............................................       2%           4%
Other..................................................       5%           5%
                                                           ------       ------
         Total.........................................     100%         100%
                                                           ======       ======

      The target allocations for assets of the Company's US pension plans is summarized below for major asset categories.

Asset Category
--------------
Equity securities...............................................      50% - 80%
Fixed maturity  securities......................................      25% - 35%
Real estate.....................................................       1% - 5%
Other...........................................................      --% - 18%

       The plans do not own any of the Company's common stock at December 31, 2003 and 2002.

      Other postretirement benefit plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category are as follows:

                                                   Other Postretirement Benefits
                                                            Plan Assets
                                                          at December 31,
                                                   -----------------------------
                                                    2003               2002
                                                   -----------------------------
Asset Category
--------------
Equity securities...............................       61%              58%
Fixed maturity securities.......................       38%              41%
Real estate.....................................       --%              --%
Other...........................................        1%               1%
                                                     -----            -----
         Total..................................      100%             100%
                                                     =====            =====

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11--Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

      Plan assets for other post retirement benefits for non-union employees are comprised of an irrevocable health insurance contract and a 401(h) account under the pension plan. The plan assets for other postretirement benefits for other employees are held in a 401(h) account under the pension plan. The plan assets underlying the insurance contract have target allocations of approximately 60% equity securities and 40% fixed maturity securities. The plan assets in the 401(h) account of the pension have target allocations identified to the target allocations shown above for assets in the pension benefits account.

Cash Flows

      Contributions. The Company's funding policy for its US qualified defined benefit plans is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (ERISA) and other applicable laws, and, generally, not greater than the maximum amount that can be deducted for Federal income tax purposes. In 2003 and 2002, $0.0 million and $3.6 million respectively, were contributed to these qualified plans. Of the $3.6 million contributed in 2002, $3.0 million was contributed to only one plan to ensure that the plan's assets continued to exceed the plan's Accumulated Benefit Obligation. This contribution is not deductible for 2002 but was deductible in 2003. The funding policy for its US non-qualified defined benefit plans is to contribute the amount of the benefit payments made during the year. In 2003 and 2002, $14.5 million and $23.5 million, respectively, were contributed to three non-qualified plans. The Company expects to contribute approximately $2 million to its non-Maritime Life qualified pension plans in 2004 and approximately $25 million to its non-Maritime Life non-qualified pension plans in 2004.

      The Company's funding policy for its non-US qualified pension plans is to contribute an amount at least equal to the minimum annual contribution required under Canadian law. The funding policy for its non-US non-qualified pension plans is to contribute the amount of the benefit payments made during the year.

      The Company's policy is to fund its US other post retirement benefits in amounts at or below the annual tax qualified limits.

      The Company expects to contribute approximately $50 million to its US other post retirement benefit plans in 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11--Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

      The information that follows shows supplemental information for the Company's defined benefit pension plans. Certain key summary data is shown separately for qualified plans and non-qualified plans.

Obligations and Funded Status:

                                                                           Years Ended December 31,
                                                     ----------------------------------------------------------------------
                                                                    2003                                2002
                                                     ----------------------------------------------------------------------
                                                                                 (in millions)
                                                     Qualified   Nonqualified            Qualified   Nonqualified
                                                       Plans        Plans       Total      Plans        Plans        Total
                                                     -----------------------------------------------------------------------
Benefit obligation at the end of year .............   $1,945.3    $  348.1    $2,293.4    $1,795.7     $  301.9     $2,097.6
Fair value of plan assets at end of year ..........    2,212.0         6.1     2,218.1     1,933.2          5.2      1,938.4
Funded status (assets less obligations) ...........      266.7      (342.0)      (75.3)      137.5       (296.7)      (159.2)
Unrecognized net actuarial loss ...................      256.8       164.9       421.7       382.9        136.9        519.8
Unrecognized prior service cost ...................       65.9       (10.9)       55.0        78.6        (10.7)        67.9
Unrecognized transition (asset) liability .........       (5.1)         --        (5.1)       (4.9)         0.1         (4.8)
                                                     -----------------------------------------------------------------------
Prepaid (accrued) benefit cost ....................   $  584.3    $ (188.0)   $  396.3    $  594.1     $ (170.4)    $  423.7
                                                     =======================================================================

Amounts recognized in the consolidated
  balance sheets:
Prepaid benefit cost ..............................   $  586.7    $     --    $  586.7    $  596.7     $     --     $  596.7
Accrued benefit liability including
  minimum liability ...............................       (9.0)     (321.0)     (330.0)       (2.6)      (275.0)      (277.6)
Intangible asset ..................................         --         0.1         0.1          --          0.1          0.1
Accumulated other comprehensive income ............        6.6       132.9       139.5          --        104.5        104.5
                                                     -----------------------------------------------------------------------
Net amount recognized .............................   $  584.3    $ (188.0)   $  396.3    $  594.1     $ (170.4)    $  423.7
                                                     =======================================================================

Components of net periodic benefit cost:

Service cost ......................................   $   26.2    $    2.0    $   28.2    $   28.6     $    1.7     $   30.3
Interest cost .....................................      116.3        20.0       136.3       120.6         18.0        138.6
Expected return on plan assets ....................     (162.1)       (0.5)     (162.6)     (207.4)        (0.2)      (207.6)
Amortization of transition asset ..................       (1.0)         --        (1.0)       (0.6)         0.1         (0.5)
Amortization of prior service cost ................        7.5        (0.1)        7.4         6.5          0.5          7.0
Recognized actuarial gain .........................       21.4        10.1        31.5         2.3          6.1          8.4
Settlement and curtailments .......................        0.5          --         0.5          --           --           --
                                                     -----------------------------------------------------------------------
Net periodic benefit (credit) cost ................   $    8.8    $   31.5    $   40.3    $  (50.0)    $   26.2     $  (23.8)
                                                     =======================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 12--Commitments, Guarantees and Contingencies

      Commitments. The Company has extended commitments to purchase fixed maturity investments, preferred and common stock, and other invested assets and to issue mortgage loans on real estate totaling $581.9 million, $182.0 million, $802.8 million and $871.0 million, respectively, at December 31, 2003. If funded, loans related to real estate mortgages would be fully collateralized by the mortgaged properties. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The estimated fair values of the commitments described above aggregate $2.5 billion at December 31, 2003. The majority of these commitments expire in 2004.

      Guarantees. In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S, specific to the insurance industry. The following guarantee falls outside the scope of insurance accounting and is disclosed pursuant to FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

      o The Life Company guarantees certain mortgage securitizations transactions the Company entered into with FNMA and FHLMC. These guarantees will persist until the pools of mortgages are paid off in full by the mortgagees. The Life Company must perform under these guarantees where the mortgagees fail to repay their mortgages. The maximum amount of future payments the Life Company may be required to make pursuant to these guarantees is up to 12.25% of the total principal and interest for the FNMA securitization, or $13.2 million, and up to 10.50% of total principal and interest for the FHLMC securitization, or $14.6 million, at December 31, 2003.

Contingencies

      Class Action. During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $3.2 million and $11.9 million at December 31, 2003 and 2002, respectively. The Company incurred no costs related to the settlement in 2003 or 2002. Costs incurred related to the settlement were $30.0 million in 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

      Administration of the ADR component of the settlement is substantially complete. Although some uncertainty remains as to the cost of the remaining claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

      Harris Trust. Beginning in 1983, the Company became involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491). After successive appeals to the Second Circuit and to the U.S. Supreme Court, the case was remanded to the District Court and tried by a Federal District Court judge in 1997. The judge issued an opinion in November 2000.

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

         The action has been dismissed and the settlement consummated as of December 11, 2003. The settlement costs were paid in 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 12--Commitments, Guarantees and Contingencies - (continued)

      Other. In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 2003. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

Note 13--Shareholders' Equity

      (a) Common Stock. The Company has one class of common stock with $.01 par value and 2.0 billion shares are authorized. At December 31, 2003, approximately
14.3 million shares of common stock were reserved for issuance related to the issuance of stock under both the 1999 Long-term Stock Incentive Plan (as amended, the Long-Term Stock Incentive Plan) and the Non-Employee Directors' Long-Term Stock Incentive Plan.

      The Company's Board of Directors has adopted a Shareholder Rights Plan, pursuant to which one Right (as defined below) accompanies each outstanding share of Common Stock issued. Each right (a "Right") entitles the holder to purchase from the Company one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock ("Series A Preferred") at a price of $170 (the "Purchase Price"). Under certain circumstances set forth in the Rights Plan, in lieu of purchasing shares of Series A Preferred, the holders of Rights (other than a person who has acquired 10% or more of the Company's Common Stock) will be entitled to purchase additional shares of Common Stock of the Company or its successor in the event of a merger or business combination, at a per share price equal to half of the market price of such shares. The Rights will expire at the close of business on January 26, 2010, unless earlier redeemed or exchanged by the Company. Until the Right is exercised, the holder of a Right, as such, does not have any rights as a shareholder with respect to the Rights. As of December 31, 2003 no Rights were exercised, thus no Series A preferred stock was issued.

      On October 26, 2000, the Company announced that its Board of Directors approved a share repurchase program beginning in the fourth quarter of 2000, with no termination date, under which the Company was authorized to purchase up to $500 million of its outstanding common stock. On August 6, 2001 the Board of Directors approved an additional $500 million to be used to repurchase stock in the repurchase program and in June 2002, the Board authorized an additional $500 million increase to the stock repurchase program, bringing the total amount approved to be used to repurchase Company stock to $1.5 billion. The stock repurchase program was implemented as a mechanism for the Company to deploy excess capital and increase shareholder value, and to offset the dilutive effect of JHFS' stock incentive plans. Stock repurchased under the program is accounted for as treasury stock, carried at cost and reflected as a reduction to shareholders' equity. Under the repurchase program, purchases have been and will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions. As of December 31, 2003 and 2002, the Company had repurchased approximately 30.0 million and 29.5 million shares of its common stock at a total cost of $1,069.0 million and $1,057.2 million, respectively, under this repurchase authorization

      On June 8, 2001, the Company, using a "shelf registration," registered $1.0 billion in debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units. On November 29, 2001 the Company sold, under the $1.0 billion shelf, $500.0 million in 7-year senior unsecured notes at a coupon of 5.625% with the proceeds used for general corporate purposes.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13--Shareholders' Equity - (continued)

      (b) Other Comprehensive Income. The components of accumulated other comprehensive income are as follows:

                                                        Net        Net Accumulated   Foreign Currency   Minimum   Accumulated Other
                                                    Unrealized    Gains (losses) on     Translation     Pension     Comprehensive
                                                  Gains (Losses)  Cash Flow Hedges      Adjustment     Liability       Income
                                                  ----------------------------------------------------------------------------------
                                                                                      (in millions)
Balance at December 31, 2000 .....................   $  182.6            --              $  (52.3)     $  (53.0)     $   77.3
Gross unrealized gains (losses) (net of
  deferred income tax benefit of $67.2 million) ..      (64.4)           --                    --            --         (64.4)
Reclassification adjustment for gains (losses),
  realized in net income (net of tax expense of
  $80.3 million) .................................      149.1            --                    --            --         149.1
Adjustment for participating group annuity
  contracts (net of deferred income tax
  benefit of $5.1 million) .......................       (9.5)           --                    --            --          (9.5)
Adjustment for deferred policy acquisition
  costs and present value of future profits
  (net of deferred income tax benefit of
  $26.8 million) .................................      (49.5)           --                    --            --         (49.5)
Adjustment for policyholder dividend obligation
  (net of income tax benefit of $46.1 million) ...      (85.6)           --                    --            --         (85.6)
Change in accounting principles (net of income
  tax expense of $122.6 million) .................      204.7      $   22.9                    --            --         227.6
                                                     ------------------------------------------------------------------------
Net unrealized gains (losses) ....................      144.8          22.9                    --            --         167.7
Net accumulated gains (losses) on cash flow
  hedges (net of income tax benefit of
  $2.1 million) ..................................         --          (3.8)                   --            --          (3.8)
Foreign currency translation adjustment ..........         --            --                 (28.4)           --         (28.4)
Minimum pension liability (net of deferred
  income tax expense of $8.2 million) ............         --            --                    --          15.2          15.2
                                                     ------------------------------------------------------------------------
Balance at December 31, 2001 .....................   $  327.4      $   19.1              $  (80.7)     $  (37.8)     $  228.0
                                                     ------------------------------------------------------------------------
Gross unrealized gains (losses) (net of
  deferred income tax of $76.1 million) ..........      168.1            --                    --            --         168.1
Reclassification adjustment for gains (losses),
  realized in net income (net of deferred income
  tax of $63.7 million) ..........................      118.4            --                    --            --         118.4
Adjustment for participating group annuity
  contracts (net of deferred income tax benefit
  of $14.6 million) ..............................      (27.2)           --                    --            --         (27.2)
Adjustment for deferred policy acquisition
  costs and present value of future profits
  (net of deferred income tax benefit of
  $31.1 million) .................................      (57.7)           --                    --            --         (57.7)
Adjustment for policyholder dividend obligation
  (net of income tax benefit of $38.0 million) ...      (70.7)           --                    --            --         (70.7)
                                                     ------------------------------------------------------------------------
Net unrealized gains (losses) ....................      130.9            --                    --            --         130.9
Net accumulated gains (losses) on cash flow
  hedges (net of income tax expense of
  $94.5 million) .................................         --         175.4                    --            --         175.4
Foreign currency translation adjustment ..........         --            --                  13.2            --          13.2
Minimum pension liability (net of deferred
  income tax benefit of $13.2 million) ...........         --            --                    --         (24.3)        (24.3)
                                                     ------------------------------------------------------------------------
Balance at December 31, 2002 .....................   $  458.3      $  194.5              $  (67.5)     $  (62.1)     $  523.2
                                                     ------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13--Shareholders' Equity - (continued)

                                                        Net        Net Accumulated   Foreign Currency   Minimum   Accumulated Other
                                                    Unrealized    Gains (losses) on     Translation     Pension     Comprehensive
                                                  Gains (Losses)  Cash Flow Hedges      Adjustment     Liability       Income
                                                  ----------------------------------------------------------------------------------
                                                                                      (in millions)
Gross unrealized gains (losses) (net of
  deferred income tax of $571.4  million) ........   $1,067.0            --                    --            --      $1,067.0
Reclassification adjustment for gains (losses),
  realized in net income (net of deferred
  income tax of $138.3 million) ..................      256.8            --                    --            --         256.8
Adjustment for participating group annuity
  contracts (net of deferred income tax
  benefit of $22.0 million) ......................      (40.9)           --                    --            --         (40.9)
Adjustment for deferred policy acquisition
  costs and present value of future profits
  (net of deferred income tax benefit of
  $81.7 million) .................................     (152.2)           --                    --            --        (152.2)
Adjustment for policyholder dividend
  obligation (net of income tax benefit of
  $59.2 million) .................................     (109.8)           --                    --            --        (109.8)
Change in accounting principle (net of income
  tax expense of $53.8 million) ..................       99.9            --                    --            --          99.9
                                                     ------------------------------------------------------------------------
Net unrealized gains (losses) ....................    1,120.8            --                    --            --       1,120.8
Net accumulated gains (losses) on cash flow
  hedges (net of income tax expense of
  $15.5 million) .................................         --          28.8                    --            --          28.8
Foreign currency translation adjustment ..........                       --                 137.9            --         137.9
Minimum pension liability (net of deferred
  income tax benefit of $11.6  million) ..........         --            --                    --         (21.9)        (21.9)
                                                     ------------------------------------------------------------------------
Balance at December 31, 2003 .....................   $1,579.1      $  223.3              $   70.4      $  (84.0)     $1,788.8
                                                     ========================================================================

      Net unrealized investment gains (losses), included in the consolidated balance sheets as a component of shareholders' equity, are summarized as follows:

                                                                                                        December 31,
                                                                                              --------------------------------
                                                                                                2003        2002        2001
                                                                                              --------------------------------
                                                                                                       (in millions)
Balance, end of year comprised of:
      Unrealized investment gains (losses) on:
            Fixed maturities ..............................................................   $2,990.2    $1,092.3    $  418.3
            Equity investments ............................................................      129.3        47.5       134.5
            Derivatives and other .........................................................       90.0        36.2       196.9
                                                                                              --------------------------------
Total .....................................................................................    3,209.5     1,176.0       749.7
                                                                                              --------------------------------
      Amounts of unrealized investment (gains) losses attributable to:
            Participating group annuity contracts .........................................         --       (90.8)      (49.0)
            Deferred policy acquisition cost and present value of future profits ..........     (380.8)     (146.9)      (58.1)
            Policyholder dividend obligation ..............................................     (422.9)     (253.9)     (145.2)
            Deferred Federal income taxes .................................................     (826.7)     (226.1)     (170.0)
                                                                                              --------------------------------
Total .....................................................................................   (1,630.4)     (717.7)     (422.3)
                                                                                              --------------------------------
Net unrealized investment gains ...........................................................   $1,579.1    $  458.3    $  327.4
                                                                                              --------------------------------

      (c) Statutory Results. The Company adopted the new codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company and its domestic life insurance subsidiaries use to prepare their statutory-basis financial statements.

      The Life Company and its domestic insurance subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the state of domicile. For the Life Company, the Commonwealth of Massachusetts only recognizes statutory accounting practices prescribed or permitted by Massachusetts insurance regulations and laws. The National Association of Insurance Commissioners' "Accounting Practices and Procedures" manual (NAIC SAP) has been adopted as a component of prescribed or permitted practices by Massachusetts. The Commissioner of Insurance has the right to permit other specific practices that deviate from prescribed practices, otherwise known as permitted practices.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13--Shareholders' Equity - (continued)

      From time to time the Company has requested permission from the Commonwealth of Massachusetts Division of Insurance (the Division) for a permitted accounting practice. The Company currently has four permitted practices which relate to 1) an admitted asset for the pension plan prepaid expense, 2) an admitted asset for the start-up and launch costs due from the experience fund of the Federal Long-Term Care Program, 3) an admitted asset for an after-tax ceding commission in the acquisition of the fixed universal life insurance business of Allmerica Financial and 4) the Company is allowed to carry the administrative rating symbol of Z for a selected group of securities.

      Prior to 2001, the Division had provided the Company approval to recognize as an admitted asset the prepaid pension expense in respect to the Company's pension plan. Beginning in 2001, the Division has provided the Company with approval to phase-in over a three-year period the impact of implementing the material provisions of SSAP No. 8, Pensions. As a result of this permitted practice, the Company's reported capital and surplus for the 2003 and 2002 reporting period was increased by $0 and $159.7 million, respectively.

      During 2002, the Company received permission from the Division to record an admitted asset for the Federal Long-Term Care Program start-up and launch costs due from its experience fund of $19.3 million at December 31, 2002. As a result of this permitted practice, the Company's reported capital and surplus for the 2002 reporting period was increased by $19.3 million. There was no permitted practice for this item in 2003 thus no admitted asset for start-up and launch costs in 2003.

      On December 31, 2002, the Company entered into indemnity coinsurance agreements, under which it assumed 100% of the liabilities for the fixed universal life insurance blocks of Allmerica Financial Life Insurance and Annuity Company and First Allmerica Financial Life Insurance Company. The Division provided the Company approval to record the after-tax ceding commission of $51.1 million and $60.5 million on the purchase as goodwill at December 31, 2003 and 2002, respectively. This amount will be amortized over a ten year period. The impact on statutory net income was an amortization expense of $9.3 million in 2003. There was no amortization expense in 2002. As a result of this permitted practice, the Company's reported capital and surplus for the 2003 and 2002 reporting periods was increased by $51.1 million and $60.5 million, respectively.

      The Company received permission from the Division to continue carrying the administrative rating symbol of Z for a selected group of securities as of December 31, 2003. As of March 4, 2004 89% of the outstanding principle balance of these securities have been rated by the Securities Valuation Office (SVO) and, the remaining securities have a high probability of being rated in the first quarter of 2004. As a result of this permitted practice, the Company's reported statutory capital and surplus was increased by less than 2%.

      There are no other material permitted practices.

      Statutory net income and surplus in the table below include the accounts of the John Hancock Life Company.

                                                     2003       2002      2001
                                                   -----------------------------
                                                           (in millions)
Statutory net income...........................    $  441.7   $  210.4  $  631.4
Statutory capital and surplus..................     3,789.9    3,524.1   3,513.6

      Massachusetts has enacted laws governing the payment of dividends by insurers. Under Massachusetts insurance law, no insurer may pay any shareholder dividends from any source other than statutory unassigned funds without the prior approval of the Massachusetts Division of Insurance. Massachusetts law also limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Massachusetts Division of Insurance, to the greater of (i) 10% of its statutory policyholders' surplus as of the preceding December 31 or (ii) the individual company's statutory net gain from operations for the preceding calendar year, if such insurer is a life company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 14--Segment Information

      The Company's reportable segments are strategic business units offering different products and services. The reportable segments are managed separately, as they focus on different products, markets or distribution channels.

      Protection Segment. Offers a variety of individual life insurance and individual and group long-term care insurance products, including participating whole life, term life, universal life, variable life, and individual and group long-term care insurance. Products are distributed through multiple distribution channels, including insurance agents and brokers and alternative distribution channels that include banks, financial planners, direct marketing and the Internet.

      Asset Gathering Segment. Offers individual annuities and mutual fund products and services. Individual annuities consist of fixed deferred annuities, fixed immediate annuities, single premium immediate annuities, and variable annuities. Mutual fund products and services primarily consist of open-end mutual funds closed-end funds, institutional advisory accounts and privately managed accounts. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, pension plan sponsors, pension plan consultants and banks.

      Guaranteed and Structured Financial Products (G&SFP) Segment. Offers a variety of retirement products to qualified defined benefit plans, defined contribution plans and non-qualified buyers. The Company's products include guaranteed investment contracts, funding agreements, single premium annuities, and general account participating annuities and fund type products. These contracts provide non-guaranteed, partially guaranteed, and fully guaranteed investment options through general and separate account products. The segment distributes its products through a combination of dedicated regional representatives, pension consultants and investment professionals. The segment's consumer notes program distributes primarily through brokers affiliated with the Company and securities brokerage firms. The segment's new banking products distribute primarily through the broker-dealer network to the retail investors.

      Investment Management Segment. Offers a wide range of investment management products and services to investors covering a variety of private and publicly traded asset classes including fixed income, equity, mortgage loans, and real estate. This segment distributes its products through a combination of dedicated sales and marketing professionals, independent marketing specialists, and investment professionals.

      Maritime Life Segment. Offers a variety of individual life insurance and living benefits investment products, pensions, group life and health products and services in the Canadian markets. In the first quarter of 2003, the Company implemented organizational changes within the Corporate and Other Segment that resulted in reporting the Maritime Life business as its own operating segment for the first time. The reclassifications associated with the realignment of the operating segments had no impact on segment after-tax operating income, or net income of the Maritime Life, or Corporate and Other Segments, other than to display these businesses separately.

      Corporate and Other Segment. Primarily consists of the Company's international insurance operations, certain corporate operations, the impact of foreign exchange fluctuations on Maritime Life's operating results, and businesses that are either disposed or in run-off. Corporate operations primarily include certain financing activities, income on capital not specifically allocated to the reporting segments and certain non-recurring expenses not allocated to the segments. The disposed businesses primarily consist of group health insurance and related group life insurance, property and casualty insurance and selected broker/dealer operations.

      The accounting policies of the segments are the same as those described in
Note 1 - Summary of Significant Accounting Policies. Allocations of net investment income are based on the amount of assets allocated to each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other relevant allocation methodologies.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 14--Segment Information - (continued)

      Management of the Company evaluates performance based on segment after-tax operating income, which excludes the effect of net realized investment and other gains (losses) and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment and other gains (losses), including gains and losses on disposals of businesses and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of after-tax operating income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business.

      Amounts reported as after-tax adjustments to segment net income in the tables below primarily relate to:

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

      (ii) a 2002 charge to benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving a dispute regarding disclosure of costs on various modes of life insurance policy premium payment and a 2001 charge to benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving certain individual life insurance policies sold from 1979 through 1996;

      (iii) 2002 and 2001 restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office;

      (iv) the 2001 surplus tax applicable to mutual life insurance companies which are no longer applicable to the Company;

      (v)   cumulative effect of accounting changes.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 14--Segment Information - (continued)

      The following table summarizes selected financial information by segment for the year ended or as of December 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                            Asset                  Investment    Maritime    Corporate
                                            Protection    Gathering      G&SFP     Management      Life      and Other  Consolidated
                                            ----------    ---------      -----     ----------      ----      ---------  ------------
2003
----
Revenues:
Revenues from external customers .........   $ 2,448.3    $   543.1    $   525.3    $   102.8   $ 1,218.9    $   983.8   $  5,822.2
Net investment income ....................     1,434.4        710.1      1,695.4         17.1       339.1         30.9      4,227.0
Inter-segment revenues ...................          --          1.2          0.7         25.1          --        (27.0)          --
                                             ---------------------------------------------------------------------------------------
Segment revenues .........................     3,882.7      1,254.4      2,221.4        145.0     1,558.0        987.7     10,049.2
Net realized investment and other
  gains (losses) .........................       (28.3)       (47.0)      (219.4)        (0.9)       11.3        306.4         22.1
                                             ---------------------------------------------------------------------------------------
Revenues .................................   $ 3,854.4    $ 1,207.4    $ 2,002.0    $   144.1   $ 1,569.3    $ 1,294.1   $ 10,071.3
                                             ---------------------------------------------------------------------------------------
Net Income:
Segment after-tax operating income .......   $   351.5    $   194.3    $   321.7    $    29.8   $   105.1    $   (53.3)  $    949.1
Net realized investment and other
  gains (losses) .........................       (18.5)       (30.2)      (135.9)        (0.5)       14.4        193.8         23.1
Cumulative effect of accounting
  change, net of tax .....................        (6.2)        (4.5)      (155.5)          --          --           --       (166.2)
                                             ---------------------------------------------------------------------------------------
Net income ...............................   $   326.8    $   159.6    $    30.3    $    29.3   $   119.5    $   140.5   $    806.0
                                             ---------------------------------------------------------------------------------------
Supplemental Information:
Equity in net income of investees
  accounted for by the equity method .....   $    31.0    $    16.9    $    57.9    $     4.4          --    $    30.7   $    140.9
Carrying amount of investments
  accounted for under the equity
  method .................................       410.2        249.2        586.1         13.1          --        745.3      2,003.9
Amortization of deferred policy
  acquisition costs ......................       211.7        111.4          2.3           --   $   (14.2)         4.3        315.5
Interest expense .........................         0.2           --           --          6.1        17.2         75.9         99.4
Income tax expense .......................       164.6         74.4         69.1         17.8        53.8         (3.0)       376.7
Segment assets ...........................    35,733.6     18,721.5     36,791.9      2,287.8    14,469.4      3,296.3    111,300.5

Net Realized Investment and Other
  Gains (Losses) Data:
Net realized investment and other
  gains losses) ..........................   $   (94.1)   $   (33.5)   $  (222.8)   $    10.6   $    15.4    $   306.9   $    (17.5)
Plus amortization of deferred
  policy acquisition costs related
  to net realized investment and
  other gains (losses) ...................         7.3        (13.5)          --           --        (2.5)        (0.3)        (9.0)
Less amounts credited to
  participating pension
  contractholder accounts ................          --           --          3.4           --        (1.6)        (0.2)         1.6
Add amounts credited to the
  policyholder dividend obligation .......        58.5           --           --           --          --           --         58.5
                                             ---------------------------------------------------------------------------------------
Net realized investment and other
  gains (losses), net of related
  amortization of deferred policy
  acquisition costs, amounts
  credited to participating pension
  contractholders and amounts
  credited to the policyholder
  dividend obligation--per
  consolidated financial statements ......       (28.3)       (47.0)      (219.4)        10.6        11.3        306.4         33.6
Less net realized investment and
  other gains (losses) attributable
  to mortgage securitizations ............          --           --           --        (11.5)         --           --        (11.5)
                                             ---------------------------------------------------------------------------------------
Net realized investment and other
  gains (losses), net-pre-tax
  adjustment made to calculate
  segment operating income ...............       (28.3)       (47.0)      (219.4)        (0.9)       11.3        306.4         22.1
Less income tax effect ...................         9.8         16.8         83.5          0.4         3.1       (112.6)         1.0
                                             ---------------------------------------------------------------------------------------
Net realized investment and other
  gains (losses), net-after-tax
  adjustment made to calculate
  segment operating income ...............   $   (18.5)   $   (30.2)   $  (135.9)   $    (0.5)  $    14.4    $   193.8   $     23.1
                                             ---------------------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 14--Segment Information - (continued)

                                                             Asset                  Investment    Maritime   Corporate
                                             Protection    Gathering      G&SFP     Management      Life     and Other  Consolidated
                                             ----------    ---------      -----     ----------      ----     ---------  ------------
2002
----
Revenues:
Revenues from external customers ..........   $ 2,269.1    $   571.0    $   352.8    $    76.0   $   909.7    $   821.0   $ 4,999.6
Net investment income .....................     1,326.6        575.7      1,715.1         15.1       313.0        (11.4)    3,934.1
Inter-segment revenues ....................          --          1.1           --         33.5          --        (34.6)         --
                                             ---------------------------------------------------------------------------------------
Segment revenues ..........................     3,595.7      1,147.8      2,067.9        124.6     1,222.7        775.0     8,933.7
Net realized investment and other
  gains (losses) ..........................       (64.1)       (42.5)      (317.6)         0.4        (2.2)       (29.6)     (455.6)
                                             ---------------------------------------------------------------------------------------
Revenues ..................................   $ 3,531.6    $ 1,105.3    $ 1,750.3    $   125.0   $ 1,220.5    $   745.4   $ 8,478.1
                                             ---------------------------------------------------------------------------------------
Net Income:
Segment after-tax operating income ........   $   308.5    $   130.7    $   285.4    $    21.2        69.0         11.4   $   826.2
Net realized investment and other
  gains (losses) ..........................       (41.5)       (25.7)      (202.0)         0.4        (8.8)       (19.1)     (296.7)
Class action lawsuit ......................       (18.7)          --           --           --          --         (0.8)      (19.5)
Restructuring charges .....................        (5.7)        (6.1)        (0.6)        (0.8)       (0.3)         3.0       (10.5)
                                             ---------------------------------------------------------------------------------------
Net income ................................   $   242.6    $    98.9    $    82.8    $    20.8   $    59.9    $    (5.5)  $   499.5
                                             ---------------------------------------------------------------------------------------
Supplemental Information:
Equity in net income of investees
  accounted for by the equity method ......   $    17.9    $     8.7    $    34.5    $     0.3          --    $     5.4   $    66.8
Carrying amount of investments
  accounted for under the equity
  method ..................................       213.0        137.5        387.3         11.4          --        695.2     1,444.4
Amortization of deferred policy
  acquisition costs .......................       185.7        140.5          2.2           --   $    17.5          4.3       350.2
Interest expense ..........................         0.5          0.5           --          6.7        17.6         73.3        98.6
Income tax expense ........................       133.6         42.5         25.2         12.2        46.9       (123.7)      136.7
Segment assets ............................    31,301.8     16,052.8     34,396.7      2,370.8    10,536.7      3,205.3    97,864.1

Net Realized Investment and Other
  Gains (Losses) Data:
Net realized investment and other
  gains (losses) ..........................   $   (85.8)   $   (70.9)   $  (340.9)   $     1.6   $     1.1    $   (29.6)  $  (524.5)
 Plus amortization of deferred
  policy acquisition costs related
  to net realized investment and
  other gains (losses) ....................         9.8         28.1           --           --        (3.3)          --        34.6
Less amounts credited to
  participating pension
  contractholder accounts .................          --           --         23.3           --          --           --        23.3
Add amounts credited to the
  policyholder dividend obligation ........        11.9           --           --           --          --           --        11.9
                                             ---------------------------------------------------------------------------------------
Net realized investment and other
  gains (losses), net of related
  amortization of deferred policy
  acquisition costs, amounts
  credited to participating pension
  contractholders and amounts
  credited to the policyholder
  dividend obligation--per
  consolidated financial statements .......       (64.1)       (42.8)      (317.6)         1.6        (2.2)       (29.6)     (454.7)
Less net realized investment and
  other gains (losses) attributable
  to mortgage securitizations .............          --          0.3           --         (1.2)         --           --        (0.9)
                                             ---------------------------------------------------------------------------------------
Net realized investment and other
  gains (losses), net-pre-tax
  adjustment made to calculate
  segment operating income ................       (64.1)       (42.5)      (317.6)         0.4        (2.2)       (29.6)     (455.6)
Less income tax effect ....................        22.6         16.8        115.6           --        (6.6)        10.5       158.9
                                             ---------------------------------------------------------------------------------------
Net realized investment and other
  gains (losses), net-after-tax
  adjustment made to calculate
  segment operating income ................   $   (41.5)   $   (25.7)   $  (202.0)   $     0.4   $    (8.8)   $   (19.1)  $  (296.7)
                                             ---------------------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 14--Segment Information - (continued)

                                                             Asset                  Investment    Maritime   Corporate
                                             Protection    Gathering      G&SFP     Management      Life     and Other  Consolidated
                                             ----------    ---------      -----     ----------      ----     ---------  ------------
2001
----
Revenues:
Revenues from external customers ..........   $ 2,120.4    $   678.0    $   957.5    $    86.5   $   794.3    $   801.2   $ 5,437.9
Net investment income .....................     1,264.7        498.5      1,835.6         28.7       282.1         35.3     3,944.9
Inter-segment revenues ....................          --           --           --         28.0          --        (28.0)         --
                                             ---------------------------------------------------------------------------------------
Segment revenues ..........................     3,385.1      1,176.5      2,793.1        143.2     1,076.4        808.5     9,382.8
Net realized investment and other
  gains (losses) ..........................       (98.1)       (54.8)      (121.0)        (0.2)       (3.2)        25.0      (252.3)
                                             ---------------------------------------------------------------------------------------
Revenues ..................................   $ 3,287.0      1,121.7    $ 2,672.1    $   143.0   $ 1,073.2    $   833.5   $ 9,130.5
                                             ---------------------------------------------------------------------------------------
Net Income:
Segment after-tax operating income ........   $   298.7    $   148.3    $   244.2    $    29.8   $    47.9    $    36.8   $   805.7
Net realized investment and other
  gains (losses) ..........................       (62.2)       (34.7)       (76.9)        (0.2)       (3.1)        16.4      (160.7)
Class action lawsuit ......................          --           --           --           --          --        (19.5)      (19.5)
Restructuring charges .....................        (4.4)       (17.6)        (1.2)        (0.9)       (2.0)        (1.3)      (27.4)
Surplus tax ...............................         9.6          0.2          2.6          0.1          --          0.9        13.4
Cumulative effect of accounting
  changes, net of tax .....................        11.7         (0.5)        (1.2)        (0.2)         --         (2.6)        7.2
                                             ---------------------------------------------------------------------------------------
Net income ................................   $   253.4    $    95.7    $   167.5    $    28.6   $    42.8    $    30.7   $   618.7
                                             ---------------------------------------------------------------------------------------
Supplemental Information:
Equity in net income of investees
  accounted for by the equity method ......   $    12.9    $     7.0    $    24.8    $     6.9          --          7.0   $    58.6
Carrying amount of investments
  accounted for under the equity
  method ..................................       121.5         87.7        212.0         11.2          --        693.2     1,125.6
Amortization of deferred policy
  acquisition costs .......................       182.2         75.0          2.4           --   $    43.9          3.3       306.8
Interest expense ..........................         0.9          1.9           --         12.4        11.8         43.3        70.3
Income tax expense ........................       116.6         35.0         74.3         16.2        18.2        (45.7)      214.6
Segment assets ............................    28,505.0     14,740.5     31,636.1      2,049.8    10,506.8      3,706.0    91,144.2

Net Realized Investment and Other
  Gains (Losses) Data:
Net realized investment and other
  gains losses) ...........................   $  (122.9)   $   (76.4)   $   (78.7)   $     3.0   $    (0.2)   $    25.0   $  (250.2)
Plus amortization of deferred
  policy acquisition costs related
  to net realized investment and
  other gains (losses) ....................         7.8         21.6           --           --        (3.0)          --        26.4
Less amounts credited to
  participating pension
  contractholder accounts .................          --           --        (42.3)          --          --           --       (42.3)
Add amounts credited to the
  policyholder dividend obligation ........        17.0           --           --           --          --           --        17.0
                                             ---------------------------------------------------------------------------------------
Net realized investment and other
  gains (losses), net of related
  amortization of deferred policy
  acquisition costs, amounts
  credited to participating pension
  contractholders and amounts
  credited to the policyholder
  dividend obligation--per
  consolidated financial statements .......       (98.1)       (54.8)      (121.0)         3.0        (3.2)        25.0      (249.1)
Less net realized investment and
  other gains (losses) attributable
  to mortgage securitizations .............          --           --           --         (3.2)         --           --        (3.2)
                                             ---------------------------------------------------------------------------------------
Net realized investment and other
  gains (losses), net-pre-tax
  adjustment made to calculate
  segment operating income ................       (98.1)       (54.8)      (121.0)        (0.2)       (3.2)        25.0      (252.3)
Less income tax effect ....................        35.9         20.1         44.1           --         0.1         (8.6)       91.6
                                             ---------------------------------------------------------------------------------------
Net realized investment and other
  gains (losses), net-after-tax
  adjustment made to calculate
  segment operating income ................   $   (62.2)   $   (34.7)   $   (76.9)   $    (0.2)  $    (3.1)   $    16.4   $  (160.7)
                                             ---------------------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 14--Segment Information - (continued)

      The Company operates primarily in the United States, Canada and the Pacific Rim (including China, Indonesia, Malaysia, the Philippines, Singapore, and Thailand). The following table summarizes selected financial information by geographic location for the year ended or at December 31:

                                                               Income Before
                                                              Income Taxes and
                                    Long-lived              Cumulative Effect of
Location                 Revenues     Assets       Assets    Accounting Changes
--------               ---------------------------------------------------------

2003
United States ......   $  7,759.4    $ 284.4     $ 95,404.5     $1,140.0
Canada .............      1,777.7       86.4       14,921.8        194.8
Foreign--other .....        534.2        3.6          974.2         14.1
                       ---------------------------------------------------------
                       $ 10,071.3    $ 374.4     $111,300.5     $1,348.9
                       =========================================================
2002
United States ......   $  6,840.0    $ 184.2     $ 86,018.5     $  523.0
Canada .............      1,227.7       58.1       11,047.6        105.2
Foreign--other .....        410.4        3.9          798.0          8.0
                       ---------------------------------------------------------
                       $  8,478.1    $ 246.2     $ 97,864.1     $  636.2
                       =========================================================
2001
United States ......   $  7,688.1    $ 541.0     $ 80,022.8     $  760.2
Canada .............      1,076.4       48.0       10,506.8         61.0
Foreign--other .....        366.0        3.6          614.6          4.9
                       ---------------------------------------------------------
                       $  9,130.5    $ 592.6     $ 91,144.2     $  826.1
                       =========================================================

      The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 15--Fair Value of Financial Instruments

      The following discussion outlines the methodologies and assumptions used to determine the fair value of the Company's financial instruments. The aggregate fair value amounts presented below do not represent the underlying value of the Company and, accordingly, care should be exercised in drawing conclusions about the Company's business or financial condition based on the fair value information presented below.

      The following methods and assumptions were used by the Company to determine the fair values of financial instruments:

      Fair values for publicly traded fixed maturities (including redeemable preferred stocks). Quarterly a review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance, a sub-committee to the Board of Directors. At the end of each quarter our Investment Review Committee reviews all securities trading below ninety cents on the dollar to determine whether other than temporary impairments need to be recorded. The results of this quarterly analysis are reviewed by the Life Company's Committee of Finance. The fair value for equity securities is based on quoted market prices.

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

      The carrying value for policy loans, short-term investments and cash and cash equivalents approximates their respective fair values.

      The fair value of the Company's long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements. Carrying values for commercial paper and short-term borrowings approximate fair value.

      Fair values for the Company's guaranteed investment contracts, consumer notes, and funding agreements are estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. The fair value for fixed-rate deferred annuities is the account value adjusted for current market interest rates. Fair values for immediate annuities without life contingencies and supplementary contracts without life contingencies are estimated based on discounted cash flow calculations using current market rates.

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

      The fair value for commitments approximates the amount of the outstanding commitment.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 15--Fair Value of Financial Instruments - (continued)

      The following table presents the carrying value and fair values of the Company's financial instruments:

                                                                                            December 31,
                                                                       ------------------------------------------------------
                                                                                  2003                        2002
                                                                       Carrying                     Carrying
                                                                         Value        Fair Value     Value        Fair Value
                                                                       ------------------------------------------------------
                                                                                            (in millions)
Assets:
Fixed maturities:
      Held-to-maturity..........................................        $ 1,498.6     $ 1,523.0      $ 1,732.2    $ 1,781.8
      Available-for-sale........................................         51,887.0      51,887.0       45,847.3     45,847.3
      Trading securities........................................             42.2          42.2           18.9         18.9
Equity securities:
      Available-for-sale........................................            795.1         795.1          672.3        672.3
      Trading securities........................................            448.4         448.4          296.3        296.3
Mortgage loans on real estate...................................         12,936.0      13,979.5       11,805.7     12,726.1
Policy loans....................................................          2,117.9       2,117.9        2,097.2      2,097.2
Short-term investments..........................................            121.6         121.6          211.2        211.2
Cash and cash equivalents.......................................          3,121.6       3,121.6        1,190.6      1,190.6
Derivatives:
      Futures contracts, net....................................              0.5           0.5            0.3          0.3
      Interest rate swap agreements.............................            190.5         190.5          162.0        162.0
      Interest rate swap CMT....................................              0.7           0.7            1.7          1.7
      Interest rate cap agreements..............................             28.2          28.2           15.9         15.9
      Interest rate floor agreements............................             76.0          76.0           93.2         93.2
      Currency rate swap agreements.............................            790.3         790.3          281.7        281.7
      Foreign exchange forward..................................              4.4           4.4             --           --
      Credit default swaps......................................              1.9           1.9             --           --
      Equity collar agreements..................................              2.0           2.0           12.8         12.8
      Equity options............................................              1.2           1.2            0.6          0.6
      Equity swaps..............................................              0.1           0.1             --           --
Liabilities:
Consumer notes..................................................          1,550.4       1,473.0          290.2        272.9
Debt............................................................          1,895.3       2,025.8        1,799.2      1,897.6
Guaranteed investment contracts and funding agreements..........         17,540.9      17,550.5       18,192.5     18,253.4
Fixed rate deferred and immediate annuities.....................         10,336.0      10,602.9        8,466.9      8,775.9
Supplementary contracts without life contingencies..............             56.6          61.6           52.8         59.1
Derivatives:
      Futures contracts, net....................................              0.2           0.2            0.5          0.5
      Interest rate swap agreements.............................            842.2         842.2        1,240.6      1,240.6
      Interest rate swaption agreements.........................              2.6           2.6            3.2          3.2
      Currency rate swap agreements.............................            677.1         677.1          166.3        166.3
      Credit default swaps......................................              1.4           1.4             --           --
      Equity collar agreements..................................               --            --             --           --
      Equity swaps..............................................               --            --             --           --
Commitments.....................................................               --       2,494.0             --      1,985.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16--Stock Compensation Plans

      On January 5, 2000, the Life Company, as sole shareholder of John Hancock Financial Services, Inc., approved and adopted the 1999 Long-Term Stock Incentive Plan (the Incentive Plan), which originally had been approved by the Board of Directors (the Board) of the Company on August 31, 1999. Under the Incentive Plan, which became effective on February 1, 2000, the effective date of the Plan of Reorganization of the Life Company, options granted may be either non-qualified stock options or incentive stock options qualifying under Section 422 of the Internal Revenue Code. The Incentive Plan objectives include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire the Company's common stock. In 2001, the Board adopted and the stockholders approved the amended and restated 1999 Long-Term Stock Incentive Plan (as amended the Long-Term Stock Incentive Plan) and the Non-Employee Directors' Long-Term Stock Incentive Plan (the Directors' Plan, collectively, the Incentive Plans).

      The maximum number of shares of common stock available under the Long-Term Incentive Plan is 40,741,403. In addition, no more than 8,148,281 of these shares shall be available for stock awards. The maximum number of shares that may be granted as incentive stock options is 32,593,122 shares. The aggregate number of shares that may be covered by awards for any one participant over the period that the Long-Term Stock Incentive Plan is in effect shall not exceed 8,148,281 shares. Subject to these overall limits, there is no annual limit on the number of stock options or stock awards that may be granted in any one year.

      The maximum number of shares available in the Non-Employee Directors' Long-Term Stock Incentive Plan is 1,000,000 shares of common stock. Pursuant to the Non-Employee Directors' Long-Term Stock Incentive Plan, each director receives 50% of the annual retainer paid to eligible directors in the form of stock awards. Where a director elects to have the remaining 50% of their retainer invested in shares of the Company's common stock through open market purchases the Company grants a partial matching stock award, which is forfeitable. Commencing on April 1, 2002, the matching stock award is transferred from the Non-Employee Directors' Long-Term Stock Incentive Plan. In addition, on stockholder approval of the Non-Employee Directors' Long-Term Stock Incentive Plan, each non-employee director received a non-qualified stock option award of 15,000 shares. Through December 31, 2002, as any new non-employee director is appointed that person will receive an initial option award of 15,000 shares and annually thereafter, at the date of the Company's annual meeting, each will receive non-qualified stock option awards for 5,000 shares. As of January 1, 2003, in lieu of stock option grants made in prior year, the Board of Directors receives an annual retainer paid in common stock transferred from the Non Employee Director Long-Term Stock Incentive Plan. The stock compensation granted under the Incentive Plans contain various vesting provisions described in more detail below. All outstanding stock compensation grants made prior to September 28, 2003 vest upon the change of control with Manulife, should that transaction be approved by the shareholders and regulatory authorities. Pursuant to the definitive merger agreement with Manulife, no stock compensation grants made under the Incentive Plans subsequent to September 28, 2003 (except for restricted stock and restricted deferred stock units issued to non-employee directors on or before December 31, 2003) vest on the potential change in control with Manulife.

      The following data is presented as of December 31, 2003:

                                                                                                                  Number of shares
                                                                                                                remaining available
                                                                  Number of shares                              for future issuance
                                                                    to be issued          Weighted-average          under equity
                                                                  upon exercise of       exercise price of       compensation plans
                                                                     outstanding            outstanding          (excluding shares
                                                                  options, warrants      options, warrants       reflected in column
Plan Category                                                        and rights              and rights                 (a))
-------------                                                     -----------------      -----------------      --------------------
                                                                         (a)                    (b)                     (c)
                                                                   (in thousands)                                  (in thousands)
Equity compensation plans approved by stockholders..........            22,570.9              $ 34.59                  14,258.9
Equity compensation plans not approved by stockholders......                  --                   --                        --
                                                                        --------              -------                  --------
Total.......................................................            22,570.9              $ 34.59                  14,258.9
                                                                        ========              =======                  ========

      The Incentive Plans have options exercisable at the dates listed in the table below. The Company granted 1.1 million options during the year ended December 31, 2003. Options outstanding under the Long-Term Stock Incentive Plan were granted at a price equal to the market value of the stock on the date of grant, vest over a two- year period, and expire five years after the grant date. Options outstanding under the Non-Employee Directors' Plan were granted at a price equal to the market value of the stock on the date of grant, vest immediately, and expire five years after grant date. There were no options granted under the Non Employee Director Long-Term Stock Incentive Plan in 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16--Stock Compensation Plans - (continued)

      The status of stock options awards under the Incentive Plans are summarized below as of December 31:

                                                                                         Shares subject        Weighted-
                                                      Number of          Weighted-       to exercisable         average
                                                        shares            average            options           exercise
                                                    (in thousands)     exercise price     (in thousands)    price per share
                                                    --------------     --------------     --------------    ---------------
Outstanding at December 31, 2000.................        4,306.6         $ 14.07
      Granted....................................       11,185.2           35.96
      Exercised..................................          885.5           14.05
      Canceled...................................        1,017.4           29.61
                                                       ---------
Outstanding at December 31, 2001.................       13,588.9         $ 30.92              2,521.5          $ 24.83
      Granted....................................       11,153.1           36.94
      Exercised..................................          971.6           14.74
      Canceled...................................          400.1           35.38
                                                       ---------
Outstanding at December 31, 2002.................       23,370.3         $ 34.39              9,252.3            30.25
      Granted....................................        1,020.1           27.78
      Exercised..................................          931.0           20.52
      Canceled...................................          888.5           36.00
                                                       ---------
Outstanding at December 31, 2003.................       22,570.9         $ 34.59             17,028.9            34.19
                                                       ---------         -------             --------           ------

      Through December 31, 2002, the Company accounted for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value, with the exception of the Signator Stock Option Program. Had compensation expense for the remaining Company's stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. Stock option awards granted after December 31, 2002 are accounted for using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation.

      The estimated weighted-average fair value per option using the Black-Scholes option valuation model was $5.79, $7.70 and $9.35, for the years ending December 31, 2003, 2002 and 2001, respectively, using the following assumptions:

                                                2003      2002         2001
                                              -------------------------------
Expected term.............................    3 years    3 years    3-5 years
Risk free rate(1).........................     2.51%      2.51%     4.6%-6.0%
Dividend yield............................     1.05%      1.05%        1.0%
Expected volatility.......................     28.8%      28.8%       32.0%

----------
(1)   Dependent on grant date.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16--Stock Compensation Plans - (continued)

      For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                           Years Ended December 31,
                                                                  ---------------------------------------
                                                                    2003            2002            2001
                                                                  ---------------------------------------
                                                                    (in millions, except per share data)
Net income, as reported ......................................    $ 806.0         $ 499.5         $ 618.7
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects ..       14.4             3.5             1.0
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects (unaudited) ..............................       42.3            60.2            36.4
                                                                  ---------------------------------------
Pro forma net income (unaudited) .............................    $ 778.1         $ 442.8         $ 583.3
                                                                  =======================================
Earnings per share
Basic:
      As reported ............................................    $  2.80         $  1.71         $  2.03
      Pro forma (unaudited) ..................................       2.71            1.52            1.92
Diluted:
      As reported ............................................       2.79            1.70            2.01
      Pro forma (unaudited) ..................................       2.69            1.51            1.90

      The following table summarizes information about stock options outstanding at December 31, 2003:

                                                                                                                     Weighted-
                                                                                                                      average
                                                                                                                      exercise
                                        Number of       Weighted-average                           Number of           price
                                         options            remaining                             exercisable            of
                                       outstanding      contractual life    Weighted-average        options         exercisable
Range of exercise price                at 12/31/03           (years)         exercise price       at 12/31/03         options
-----------------------              --------------------------------------------------------------------------------------------
                                     (in thousands)                                              (in thousands)
$12.49--$16.65...................         1,548.0              1.2               $13.94             1,548.0            $13.94
$20.81--$24.97...................            31.8              1.6                23.58                31.8             23.58
$24.97--$29.13...................         3,345.9              4.0                28.60             1,164.9             28.94
$29.13--$33.30...................         1,141.2              3.8                30.44             1,008.2             30.52
$33.30--$37.46...................         8,842.4              2.2                35.51             8,744.9             35.53
$37.46--$41.62...................         7,661.6              2.9                40.99             4,531.1             40.78
                                         --------                                                  --------
                                         22,570.9              2.7               $34.59            17,028.9            $34.19
                                         ========            ======              ======            ========            =======

      Under the Signator Stock Option Program, pursuant to the Long-Term Stock Incentive Plan, which was implemented in 2001, the Company granted 382,983 stock options during February 2003 at a grant price of $26.89 per share. The Company granted 270,270 stock options during February 2002 at a grant price of $37.57 per share and 20,000 stock options at a grant price of $40.50 per share during March 2002. During February 2001, the Company granted 343,739 stock options at a grant price of $35.53 per share. All stock option awards under the Signator Stock Option Program were granted to non-employee general agents at a price equal to the market value of the stock on the date of grant. The stock options vest over a two-year period, subject to continued participation in the John Hancock sales program and attainment of established, individual sales goals. After one year of vesting, an agent is allowed to exercise 50% of the stock options granted. The Company amortizes compensation expense for Signator Stock Option Program grants over a 24-month period commencing on grant date at a fair value of $5.60, $7.83, $8.44 and $9.24 per option determined by the Black-Scholes Option valuation model for the February 2003, February 2002, March 2002 and February 2001 grants, respectively. In accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The expense related to option grants under the Signator Stock Option Program is adjusted to a current fair value at each reporting period. Total amortization expense recognized for the year ended December 31, 2003, 2002 and 2001 was $2.0 million, $1.4 million and $1.3 million respectively. The total grant date fair value of the stock options granted under the program from January 1, 2003 through December 31, 2003, is $2.1 million, the total grant date fair value of the stock options granted under the program from January 1, 2002 through December 31, 2002, is $2.3 million and from January 1, 2001 through December 31, 2001, is $3.1 million. During 2003, 2002 and 2001, 94,555, 67,457 and 4,737 stock options were forfeited with a total grant date price of $3.3 million, $0.5 million and $0.01 million, respectively. The outstanding option balance for the 2003, 2002 and 2001 grants under the Signator Stock Options Grant Program are 367,764, 238,002, and 177,224, respectively, at December 31, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16--Stock Compensation Plans - (continued)

      In 2003, the Company anticipates a $7.2 million tax deduction on its tax return for employee stock option compensation. The Company plans to file its 2003 tax return by September 15, 2004. In 2002 and 2001, the Company deducted $12.3 million and $12.4 million, respectively, on its tax return for employee stock option compensation.

   Stock Grants to Non-Executives

      During February and March 2001, the Company granted 268,293 total shares of non-vested stock to key personnel. The program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $37.22 per share. These grants of non-vested stock are forfeitable and, at the time of the grant, vested at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2001 through December 31, 2001 is $10.0 million. During 2003, 2002 and 2001, 1,939, 4,051 and 16,768 shares of non-vested stock were forfeited with a total grant-date exercise price of $0.1 million $0.2 million and $0.6 million, respectively. During 2003, 163,642 shares were vested. The outstanding share balance in the 2001 plan is 81,893 at December 31, 2003.

      During February 2002, the Company granted 154,643 total shares of non-vested stock to key personnel. The program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $38.22 per share. These grants of non-vested stock are forfeitable and, at the time of the grant, vested at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2002 through December 31, 2002 is $5.9 million. During 2003 and 2002 1,507 and 66 shares of non-vested stock were forfeited with a total grant-date price of $0.1 million and $0.01 million, respectively. During 2003, 51,307 shares were vested. The outstanding share balance in the 2002 plan is 101,763 at December 31, 2003.

      During February 2003, the Company granted 23,076 total shares of non-vested stock to key personnel. The program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $27.53 per share. The grants of non-vested stock are forfeitable and, at the time of the grant, vested at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2003 through December 31, 2003 is $0.6 million. During 2003, 1,412 shares of non-vested stock were forfeited with a total-grant date price of $0.03 million. The outstanding share balance in the 2003 plan is 21,664 at December 31, 2003.

      On February 24, 2003, the Company received 149,100 shares at a weighted average price of $27.88 per share as consideration for the payment of payroll taxes on the vesting of the non-vested stock grants to key personnel. On this date, the vesting characteristics of the non-executive stock grants changed from three year cliff vesting to ratable vesting over three years, one-third per year.

   Stock Grants to Executives

      During 2001, the Company granted 75,749 shares of non-vested stock to executive officers at a weighted-average grant price per share of $35.72. These grants of non-vested stock are forfeitable and vest at three or five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the period ending December 31, 2003, 2002 and 2001, was $0.5 million, $0.5 million and $0.3 million, respectively. The total grant-date price of the non-vested stock granted from January 1, 2001 through December 31, 2001, is $2.7 million. During 2001, 14,000 shares of non-vested stock were forfeited with a total grant-date price of $0.5 million. There were no forfeitures in 2003 or 2002. The total outstanding share balance of these grants is 61,749 at December 31, 2003.

      During January 2002, the Company granted 550,000 shares of non-vested stock to the Company's policy committee at a weighted-average grant price per share of $41.62. These grants of non-vested stock are forfeitable and vest at five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the periods ending December 31, 2003 and December 31, 2002 was $4.6 million and $4.6 million. The total grant-date price of the non-vested stock granted from January 1, 2002 through December 31, 2002, is $22.9 million. There were no forfeitures of this grant during 2003 or 2002. The outstanding share balance of this grant is 550,000 at December 31, 2003.

      During February 2002, the Company granted 87,401 shares of non-vested stock to executive officers at a weighted-average grant price per share of $38.22. These grants of non-vested stock are forfeitable and vest at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2002 through December 31, 2002, is $3.3 million. There were no forfeitures of this grant during 2003 or 2002. The outstanding share balance of this grant is 87,401 at December 31, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16--Stock Compensation Plans - (continued)

      During January 2003, the Company granted 1,150,000 shares of non-vested stock to the Company's policy committee at a weighted average grant price per share of $28.65. These grants of non-vested stock are forfeitable and vest at five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the period ending December 31, 2003 is $12.2 million. The total grant-date exercise price of the non-vested stock granted from January 1, 2003 through December 31, 2003 is $32.9 million. During 2003, 245,646 shares of the January 2003 grant were vested and exchanged to payoff loans under the Stock Ownership and Loan Program and related income tax. The outstanding share balance of this grant is 904,354 at December 31, 2003.

       During February 2003, the Company granted 27,305 total shares of non-vested stock to the Company's policy committee. The program was funded with cash and the shares were purchased from the Company at the weighted-average grant price of $27.53 per share. The grants of non-vested stock are forfeitable and vest at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2003 through December 31, 2003 is $0.8 million. There were no forfeitures of this grant during 2003. The outstanding share balance in the 2003 plan is 27,305 at December 31, 2003.

      During February 2003, the Company's executives purchased 68,382 shares from the Company at a weighted average price of $27.53. This purchase was not made pursuant to the Long-Term Stock Incentive Plan and was not charged to the remaining equity available under the plan. The transaction was executed at market price to facilitate executives reaching required ownership levels.

      Stock Grants to Board Members

       During 2003 and 2002, the Company issued 11,158 and 7,504 shares to Non-Employee Directors as payment of 25% and 50% of their quarterly retainer, respectively. These shares are not forfeitable and vest immediately. The total grant-date exercise price of this stock issued to non-employee directors from January 1, 2003 through December 31, 2003 is $0.3 million, from January 1, 2002 through December 31, 2002 is $0.3 million and from January 1, 2001 through December 31, 2001 is $0.1 million. In addition, in July 2001, the Company implemented a plan that would allow directors, at their discretion, to invest the second half of their quarterly retainer in the Company's common stock in lieu of receiving cash. As of July 1, 2003 the Company will match any investment at a rate of 25%. Prior to July 1, 2003 the Company matched investments at a rate of 50%. The restricted stock given as matching shares is forfeitable and vests over three years. For the period from July 1, 2001 through March 31, 2002, the restricted stock given as matching shares was purchased on the open market. As of April 1, 2002, the restricted stock given as matching shares is granted from the Non-Employee Long-Term Stock Incentive Plan. At December 31, 2003 and 2002, 506 and 484 shares were matched under the program at a weighted-average grant price per share of $29.53 and $36.22, respectively. Of 484 shares matched in 2002, 120 were purchased on the open market and 364 were transferred from the Non-Employee Directors' Long-Term Stock Incentive Plan. Total expense recognized for the period ending December 31, 2003 and 2002 was $0.03 million and $0.04 million, respectively.

      During May 2003, the Company issued 21,696 shares to the Board of Directors as payment of their annual retainer. These grants of non-vested stock are forfeitable and vest at five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the period ending December 31, 2003 was $0.1 million. There were no forfeitures through December 31, 2003.

      Stock Ownership and Loan Program. In January 2000, the Company adopted a loan program whereby the Company may extend credit to key executives to purchase stock in order for them to meet mandatory stock ownership requirements. These full recourse loans bear interest at variable rates and principal and interest are payable no later than the death of the executive, termination of employment or five years. All loans under the stock ownership and loan program were paid off as of March 4, 2003 through the acceleration of certain stock grants described above. Pursuant to the Sarbanes-Oxley Act of 2002, this program is no longer actively lending on existing loans and the Company has ceased any further lending under the program. As of December 31, 2002, these loans receivable totaled $3.8 million and was recorded in other assets.

   Stock Compensation Activity Subsequent to Year End

      During February 2004, the Compensation Committee of the Board of Directors approved stock and stock option grants to the Policy Committee and certain key employees of the Company. The equity grants were made in compliance with the terms of the Long-Term Stock Incentive Plan. A total of 312,500 shares of non-vested stock was granted, with a total grant date

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16--Stock Compensation Plans - (continued)

price of $12.9 million. A total of 3.2 million options were granted, with a grant date fair value of $8.59 per option as determined by the Black-Scholes option valuation model. Pursuant to the definitive merger agreement with Manulife, no stock compensation grants made under the Incentive Plans subsequent to September 28, 2003 (except for restricted stock and restricted deferred stock units issued to non-employee directors on or before December 31, 2003) vest on the potential change in control with Manulife. Accordingly, these stock compensation grants will not vest as part of any change in control with Manulife.

Note 17--Goodwill and Other Intangible Assets

      The Company recognizes purchased intangible assets which result from business combinations; goodwill, the value of business acquired (VOBA), and mutual fund investment management contracts acquired (management contracts). The excess of the cost over the fair value of identifiable assets acquired in business combinations is recorded as goodwill. The present value of estimated future profits of insurance policies in force related to businesses acquired is recorded as VOBA.

      The management contract assets relate to the Company's mutual fund subsidiary, John Hancock Funds (JH Funds) which purchased mutual fund investment contracts as part of its plan to grow its mutual fund management business. These contracts are identifiable intangible assets which are deemed to be indefinitely renewable by the Company, and are therefore indefinite lived intangible assets in accordance with SFAS No. 142.

      The following tables set forth certain summarized financial information relating to the Company's purchased intangible assets as of the dates and periods indicated.

                                                          Accumulated
                                                Gross    Amortization     Net
                                              Carrying     And Other    Carrying
                                               Amount       Changes      Amount
                                              ----------------------------------
                                                        (in millions)
December 31, 2003
Unamortizable intangible assets:
      Goodwill............................      $424.5      $ (79.5)    $ 345.0
      Management contracts................        13.3         (7.0)        6.3
Amortizable intangible assets:
      VOBA................................       585.1        (34.6)      550.5
December 31, 2002
Unamortizable intangible assets:
      Goodwill............................     $ 334.1      $ (79.5)    $ 254.6
      Management contracts................        12.2         (7.0)        5.2
Amortizable intangible assets:
      VOBA................................       499.8        (18.1)      481.7

                                                                                              For the Years Ended
                                                                                                 December 31,
                                                                                       ----------------------------------
                                                                                           2003       2002       2001
                                                                                       ----------------------------------
                                                                                                 (in millions)
Aggregate amortization expense
Goodwill amortization, net of tax of $--million, $--million and $3.6 million,
   respectively....................................................................        --          --       $ 12.8
Management contract amortization, net of tax of $--million,  $--million,
   and $0.3 million, respectively..................................................        --          --          0.7
VOBA amortization, net of tax of  $1.4 million, $0.4 million and $(0.7) million,
   respectively....................................................................       $ 3.0       $ 0.9       (2.2)
                                                                                       ----------------------------------
Aggregate amortization expense, net of tax of $1.4 million, $0.4 million and
   $3.2 million, respectively......................................................       $ 3.0       $ 0.9     $ 11.3
                                                                                       ==================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 17--Goodwill and Other Intangible Assets - (continued)

                                                                                                 Tax Effect       Net Expense
                                                                                                 ----------       -----------
                                                                                                        (in millions)
Estimated future aggregate amortization expense for the years ended December 31,
      2004.................................................................................        $ 5.2            $ 9.6
      2005.................................................................................          5.1              9.5
      2006.................................................................................          5.1              9.5
      2007.................................................................................          4.7              8.7
      2008.................................................................................          4.4              8.1

      The changes in the carrying value of goodwill, presented for each business segment, for the periods indicated, are as follows:

                                                             Asset                 Investment    Maritime   Corporate
                                             Protection    Gathering     G&SFP     Management      Life     and Other  Consolidated
                                             ----------    ---------     -----     ----------      ----     ---------  ------------
                                                                                  (in millions)
Goodwill balance at January 1, 2003........    $ 66.1       $ 42.1        --         $ 0.4         $ 146.0      --        $ 254.6
Changes to goodwill during 2003:
      Amortization.........................     --            --          --          --                --      --           --
      Goodwill acquired(1).................     --            --          --          --              57.1      --           57.1
      Foreign currency translation
         adjustment(2).....................     --            --          --          --              33.3      --           33.3
      Other adjustments....................     --            --          --          --                --      --           --
                                               -------------------------------------------------------------------------------------
Goodwill balance at December 31, 2003......    $ 66.1       $ 42.1        --         $ 0.4         $ 236.4      --        $ 345.0
                                               =====================================================================================

(1)   Goodwill related to Maritime Life's acquisition of Liberty Health.
(2) Goodwill related to Maritime Life is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.

                                                             Asset                Investment    Maritime   Corporate
                                             Protection    Gathering    G&SFP     Management      Life     and Other  Consolidated
                                             ----------    ---------    -----     ----------      ----     ---------  ------------
                                                                                (in millions)
Goodwill balance at January 1, 2002........      $ 73.5     $ 42.1       --        $ 0.4         $ 164.0      --         $ 280.0
Changes to goodwill during 2002:
      Amortization.........................          --         --       --           --              --      --              --
      Goodwill acquired....................          --         --       --           --              --      --              --
      Foreign currency translation
         adjustment(1) ....................          --         --       --           --             1.9      --             1.9
      Other adjustments(2)(3) .............        (7.4)        --       --           --           (19.9)     --           (27.3)
                                              --------------------------------------------------------------------------------------
Goodwill balance at December 31, 2002......      $ 66.1     $ 42.1       --        $ 0.4         $ 146.0      --          $ 254.6
                                              --------------------------------------------------------------------------------------

(1) Goodwill related to Maritime Life is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(2) Purchase price negotiations with Fortis, Inc. were concluded during the first quarter of 2002, resulting in an adjustment of $(7.3) million to the goodwill related to the Company's 1999 acquisition of Fortis' long-term care insurance business. Legal fees associated with these negotiations were finalized in the second quarter of 2002, resulting in a further adjustment to goodwill of $(0.1) million.
(3) An adjustment of $(19.9) million was made to previously recorded goodwill relating to RSAF, to reflect refinements in methods and assumptions implemented upon finalization of transition to Maritime Life valuation systems.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 17--Goodwill and Other Intangible Assets - (continued)

      The changes in the carrying value of VOBA, presented for each business segment, for the periods indicated, are as follows:

                                                             Asset               Investment    Maritime   Corporate
                                             Protection    Gathering   G&SFP     Management      Life     and Other   Consolidated
                                             ----------    ---------   -----     ----------      ----     ---------   ------------
                                                                                (in millions)
VOBA balance at January 1, 2003............    $ 244.1      --         --          --            $ 237.6    --           $ 481.7
Amortization and other changes
 during 2003:
      Amortization.........................      (12.7)     --         --          --                8.3    --              (4.4)
      VOBA acquired (1)....................         --      --         --          --               25.4    --              25.4
      Adjustment to unrealized gains on
        securities available for sale......       (2.8)     --         --          --               (9.3)   --             (12.1)
      Foreign currency translation
        adjustment (2).....................         --                                              55.7                    55.7
      Other adjustments(3).................        4.2      --         --          --                 --    --               4.2
                                            --------------------------------------------------------------------------------------
VOBA balance at December 31, 2003..........    $ 232.8      --         --          --            $ 317.7    --           $ 550.5
                                            =======================================================================================

(1)   VOBA related to Maritime Life's acquisition of Liberty Health.
(2) VOBA related to Maritime Life is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(3) An adjustment of $4.2 million was made to previously recorded VOBA relating to Allmerica, to reflect refinements in methods and assumptions implemented upon finalization of transition.

                                                             Asset               Investment    Maritime   Corporate
                                             Protection    Gathering   G&SFP     Management      Life     and Other   Consolidated
                                             ----------    ---------   -----     ----------      ----     ---------   ------------
                                                                               (in millions)
VOBA balance at January 1, 2002............   $ 145.1       --          --         --           $ 245.6     --           $ 390.7
Amortization and other changes
 during 2002:
      Amortization.........................      (5.1)      --          --         --               3.8     --              (1.3)
      VOBA acquired (1)....................     104.3       --          --         --                --     --             104.3
      Adjustment to unrealized gains on
         securities available for sale.....      (0.2)      --          --         --              (9.4)    --              (9.6)
      Foreign currency translation
        adjustment (2).....................        --       --          --         --               3.1     --               3.1
      Other adjustments(3).................        --       --          --         --              (5.5)    --              (5.5)
                                            --------------------------------------------------------------------------------------
VOBA balance at December 31, 2002..........   $ 244.1       --          --         --           $ 237.6     --           $ 481.7
                                            ======================================================================================

----------
(1)   VOBA related to the acquisition of Allmerica Financial Corporation.
(2) VOBA related to Maritime Life is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(3) An adjustment of $(5.5) million was made to previously recorded VOBA relating to RSAF, to reflect refinements in methods and assumptions implemented upon finalization of transition to Maritime Life valuation systems.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 17--Goodwill and Other Intangible Assets - (continued)

      The changes in the carrying value of management contracts, presented for each business segment, for the periods indicated, are as follows:

                                                             Asset               Investment    Maritime   Corporate
                                             Protection    Gathering   G&SFP     Management      Life     and Other   Consolidated
                                             ----------    ---------   -----     ----------      ----     ---------   ------------
                                                                                (in millions)
Management contracts balance at
  January 1, 2003 ..........................      --         $5.2      --           --            --         --          $5.2
Amortization and other changes
  during 2003:
      Amortization..........................      --          --       --           --            --         --            --
      Management contracts acquired(1)......      --          1.1      --           --            --         --           1.1
      Other adjustments.....................      --          --       --           --            --         --            --
                                               -----------------------------------------------------------------------------------
Management contracts balance at
 December 31, 2003..........................      --         $6.3      --           --            --         --          $6.3
                                               ===================================================================================

(1) This increase results from JH Fund's purchases of the management contracts for the US Global Leaders Fund, Classic Value Fund, and Large Cap Select Fund in 2003.

                                                             Asset               Investment    Maritime   Corporate
                                             Protection    Gathering   G&SFP     Management      Life     and Other   Consolidated
                                             ----------    ---------   -----     ----------      ----     ---------   ------------
                                                                               (in millions)
Management contracts balance at
  January 1, 2002...........................     --         $2.0        --         --            --         --          $2.0
Amortization and other changes
  during 2002:
      Amortization..........................     --           --        --         --            --         --           --
      Management contracts acquired(1)......     --          3.2        --         --            --         --           3.2
      Other adjustments.....................     --           --        --         --            --         --           --
                                              -----------------------------------------------------------------------------------
Management contracts balance at
December 31, 2002...........................     --         $5.2        --         --            --         --          $5.2
                                              ====================================================================================

(1) This increase results from JH Fund's purchases of the management contracts for the U.S. Global Leaders Growth Funds and the Classic Value Fund in 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 17--Goodwill and Other Intangible Assets - (continued)

      The net income of the Company, if the Company had not amortized goodwill and management contracts prior to the adoption of SFAS No. 142, would have been as follows:

                                                                 Years Ended December 31,
                                                            -----------------------------------
                                                             2003           2002         2001
                                                            -----------------------------------
                                                            (in millions, except per-share data)

Net income:
As reported...........................................      $ 806.0       $ 499.5      $ 618.7
Goodwill amortization, net of tax.....................         --            --           12.8
Management contract amortization, net of tax..........         --            --            0.7
                                                            -----------------------------------
Proforma (unaudited)..................................      $ 806.0       $ 499.5      $ 632.2
                                                            -----------------------------------
Basic earnings per common share:
As reported...........................................      $  2.80       $  1.71      $  2.03
Goodwill amortization, net of tax.....................         --            --           0.04
Management contract amortization, net of tax..........         --            --           0.01
                                                            -----------------------------------
Proforma (unaudited)..................................      $  2.80       $  1.71      $  2.08
                                                            -----------------------------------
Diluted earnings per common share:
As reported...........................................      $  2.79       $  1.70      $  2.01
Goodwill amortization, net of tax.....................         --            --           0.04
Management contract amortization, net of tax(1).......         --            --           0.00
                                                            -----------------------------------
Proforma (unaudited)..................................      $  2.79       $  1.70      $  2.05
                                                            -----------------------------------

----------
(1)   Rounds to $0.00 in 2001

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company

      The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission (the "Commission") and in accordance with Rule 12h-5 of the Commission.

      John Hancock Variable Life Insurance Company (the Variable Company) is a wholly-owned subsidiary of JHFS. The Variable Company sells deferred annuity contracts, which are registered products with the Commission and which feature a market value adjustment. As of December 31, 2003, JHFS provides a full and unconditional guarantee of the Variable Company's obligation to pay amounts due to contractholders on surrender, withdrawal or annuitization of the Variable Company's deferred annuity contracts' market value adjustment interest. In addition, JHFS guarantees all Variable Company's future issues of deferred annuity contracts with market value adjustments.

      JHFS is an insurance holding company. The assets of JHFS consist primarily of the outstanding capital stock of the Life Company, John Hancock Canadian Holding Company and investments in other international subsidiaries. JHFS' cash flow primarily consists of dividends from its operating subsidiaries and proceeds from debt offerings (see Note 7--Debt and Line of Credit) offset by expenses, shareholder dividends and stock repurchases. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, paying dividends on its common stock and any board of directors approved repurchase of its common stock pursuant to the board of director's approved plan, substantially depends upon dividends from its operating subsidiaries.

      State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company, which pays dividends to JHFS, is limited to the greatest of 10% of its statutory surplus or its prior calendar year's statutory net gain from operations. The ability of the Life Company, JHFS' primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, might also be commercially domiciled in New York. If so, dividend payments would be subject to New York's holding company act as well as Massachusetts law. JHFS currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. However, JHFS can give no assurance it will declare or pay dividends on a regular basis.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                          December 31, 2003
                                                              ----------------------------------------------------------------------
                                                                            John Hancock
                                                                 John         Variable                                 Consolidated
                                                                Hancock         Life                                       John
                                                               Financial     Insurance                                   Hancock
                                                               Services       Company         Other                     Financial
                                                              (Guarantor)     (Issuer)    Subsidiaries  Eliminations  Services, Inc.
                                                              -----------     --------    ------------  ------------  --------------
                                                                                          (in millions)
Assets:
Invested assets .............................................  $    5.0      $ 4,810.2      $67,704.9     $   533.0       $ 73,053.1
Cash and cash equivalents ...................................      17.6           49.4        3,036.3          18.3          3,121.6
Investment in unconsolidated subsidiaries ...................   9,045.1          124.6             --      (9,169.7)              --
Other assets ................................................     161.5        1,581.7        9,469.9        (209.2)        11,003.9
Separate account assets .....................................        --        6,881.9       17,240.0            --         24,121.9
                                                               ---------------------------------------------------------------------
   Total Assets .............................................  $9,229.2      $13,447.8      $97,451.1     $(8,827.6)      $111,300.5
                                                               =====================================================================
Liabilities:
Insurance liabilities and Consumer Notes ....................        --      $ 4,715.0      $66,822.2     $   438.1         71,975.3
Debt ........................................................  $  975.3             --        1,015.0         (95.0)         1,895.3
Other liabilities ...........................................      38.2          598.1        4,421.2        (125.6)         4,931.9
Separate account liabilities ................................        --        6,881.9       17,240.0            --         24,121.9
                                                               ---------------------------------------------------------------------
   Total Liabilities ........................................   1,013.5       12,195.0       89,498.4         217.5        102,924.4

Preferred shareholders' equity in subsidiary companies ......        --             --          160.4            --            160.4
Shareholders' equity(1) .....................................   8,215.7        1,252.8        7,792.3      (9,045.1)         8,215.7
                                                                --------------------------------------------------------------------
   Total Liabilities, Preferred Shareholders' Equity in
      Subsidiary Companies and Shareholders' Equity(1) ......  $9,229.2      $13,447.8      $97,451.1     $(8,827.6)      $111,300.5
                                                               =====================================================================

(1) Shareholders' equity includes common stock of JHFS at $0.01 par value per share, 2.0 billion shares authorized, 319.8 million and 317.5 million shares issued as of December 31, 2003 and 2002, respectively, and JHFS treasury stock at a cost of $1,069.0 million or 30.0 million shares, and $1,057.2 million or 29.5 million shares as of December 31, 2003 and 2002, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

              CONDENSED CONSOLIDATING BALANCE SHEETS - (CONTINUED)

                                                                                          December 31, 2002
                                                              ----------------------------------------------------------------------
                                                                            John Hancock
                                                                 John         Variable                                 Consolidated
                                                                Hancock         Life                                       John
                                                               Financial     Insurance                                   Hancock
                                                               Services       Company         Other                     Financial
                                                              (Guarantor)     (Issuer)    Subsidiaries  Eliminations  Services, Inc.
                                                              -----------     --------    ------------  ------------  --------------
                                                                                          (in millions)
Assets:
Invested assets ............................................         --      $ 3,703.0      $61,693.4     $   541.1       $65,937.5
Cash and cash equivalents ..................................   $   14.6          200.7          973.1           2.2         1,190.6
Investment in unconsolidated subsidiaries ..................    7,003.7          112.2             --      (7,115.9)             --
Other assets ...............................................       25.7        1,485.9        8,444.0         (46.9)        9,908.7
Separate account assets ....................................         --        5,883.7       14,943.6            --        20,827.3
                                                               --------------------------------------------------------------------
   Total Assets ............................................   $7,044.0      $11,385.5      $86,054.1     $(6,619.5)      $97,864.1
                                                               ====================================================================
Liabilities:
Insurance liabilities and Consumer Notes ...................         --      $ 3,888.8      $60,348.1     $   451.8       $64,688.7
Debt .......................................................   $  813.2             --        1,051.0         (65.0)        1,799.2
Other liabilities ..........................................       19.7          524.1        3,633.9          (2.6)        4,175.1
Separate account liabilities ...............................         --        5,883.7       14,943.6            --        20,827.3
                                                               --------------------------------------------------------------------
   Total Liabilities .......................................      832.9       10,296.6       79,976.6         384.2        91,490.3

Preferred shareholders' equity in subsidiary companies .....         --             --          162.7            --           162.7
Shareholders' equity(1) ....................................    6,211.1        1,088.9        5,914.8      (7,003.7)        6,211.1
                                                               --------------------------------------------------------------------
   Total Liabilities, Preferred Shareholders' Equity in
      Subsidiary Companies and Shareholders' Equity(1) .....   $7,044.0      $11,385.5      $86,054.1     $(6,619.5)      $97,864.1
                                                               ====================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                                     For the Year Ended December 31, 2003
                                               ----------------------------------------------------------------------------------
                                                                 John Hancock
                                                 John Hancock    Variable Life                                    Consolidated
                                                  Financial        Insurance                                      John Hancock
                                                   Services         Company           Other                         Financial
                                                 (Guarantor)       (Issuer)        Subsidiaries    Eliminations  Services, Inc.
                                                 -----------       --------        ------------    ------------  --------------
                                                                                 (in millions)
Revenues
      Premiums ................................        --          $ 66.6          $ 4,080.5         $   0.6        $ 4,147.7
      Universal life and investment-type
         product charges ......................        --           366.9              471.2             0.8            838.9
      Net investment income ...................    $  0.2           281.8            3,910.5            34.5          4,227.0
      Net realized investment and other
         gains (losses), net ..................        --           (21.4)              58.4            (3.4)            33.6
      Investment management revenues,
         commissions and other fees ...........        --              --              532.4              --            532.4
      Other revenue ...........................        --             0.2              291.5              --            291.7
                                                   --------------------------------------------------------------------------
      Total revenues ..........................       0.2           694.1            9,344.5            32.5         10,071.3
                                                   --------------------------------------------------------------------------
Benefits and expenses
      Benefits to policyholders ...............        --           316.8            5,746.4            21.1          6,084.3
      Other operating costs and expenses ......      49.7            94.7            1,609.6             1.7          1,755.7
      Amortization of deferred policy
         acquisition costs ....................        --           104.7              210.7             0.1            315.5
      Dividends to policyholders ..............        --            17.5              549.4              --            566.9
                                                   --------------------------------------------------------------------------
      Total benefits and expenses .............      49.7           533.7            8,116.1            22.9          8,722.4
                                                   --------------------------------------------------------------------------
Income (loss) before income taxes .............     (49.5)          160.4            1,228.4             9.6          1,348.9
Income taxes ..................................     (24.0)           52.6              344.9             3.2            376.7
                                                   --------------------------------------------------------------------------
      Net income (loss) after taxes ...........     (25.5)          107.8              883.5             6.4            972.2
Cumulative effect of accounting changes,
   net of income tax ..........................        --            (6.5)            (159.7)             --           (166.2)
Equity in the net income of unconsolidated
   subsidiaries ...............................     831.5             6.4                 --          (837.9)              --
                                                   --------------------------------------------------------------------------
Net income ....................................    $806.0          $107.7          $   723.8         $(831.5)       $   806.0
                                                   ==========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

           CONDENSED CONSOLIDATING STATEMENTS OF INCOME - (CONTINUED)

                                                                     For the Year Ended December 31, 2002
                                               ----------------------------------------------------------------------------------
                                                                 John Hancock
                                                 John Hancock    Variable Life                                    Consolidated
                                                  Financial        Insurance                                      John Hancock
                                                   Services         Company           Other                         Financial
                                                 (Guarantor)       (Issuer)        Subsidiaries    Eliminations  Services, Inc.
                                                 -----------       --------        ------------    ------------  --------------
                                                                                 (in millions)
Revenues
      Premiums ..................................      --          $ 58.0          $3,318.6          $   0.5        $3,377.1
      Universal life and investment-type
         product charges ........................      --           355.2             459.2              0.8           815.2
      Net investment income .....................  $  0.8           234.3           3,663.2             35.8         3,934.1
      Net realized investment and other gains
         (losses), net ..........................      --           (26.5)           (433.9)             5.7          (454.7)
      Investment management revenues,
         commissions and other fees .............      --              --             550.7               --           550.7
      Other revenue .............................     0.1             1.2             254.3              0.1           255.7
                                                   -------------------------------------------------------------------------
      Total revenues ............................     0.9           622.2           7,812.1             42.9         8,478.1
                                                   -------------------------------------------------------------------------
Benefits and expenses
      Benefits to policyholders .................      --           320.5           5,043.6             23.6         5,387.7
      Other operating costs and expenses ........    57.5            67.5           1,392.1              1.5         1,518.6
      Amortization of deferred policy
         acquisition costs ......................      --            59.9             290.2              0.1           350.2
      Dividends to policyholders ................      --            18.8             566.6               --           585.4
                                                   -------------------------------------------------------------------------
      Total benefits and expenses ...............    57.5           466.7           7,292.5             25.2         7,841.9
                                                   -------------------------------------------------------------------------
Income (loss) before income taxes ...............   (56.6)          155.5             519.6             17.7           636.2
Income taxes ....................................   (25.6)           52.3             103.9              6.1           136.7
                                                   -------------------------------------------------------------------------
      Net income (loss) after taxes .............   (31.0)          103.2             415.7             11.6           499.5
Equity in the net income of
   unconsolidated subsidiaries ..................   530.5            11.6                --           (542.1)             --
                                                   -------------------------------------------------------------------------
Net income ......................................  $499.5          $114.8          $  415.7          $(530.5)       $  499.5
                                                   =========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

           CONDENSED CONSOLIDATING STATEMENTS OF INCOME - (CONTINUED)

                                                                     For the Year Ended December 31, 2001
                                               ----------------------------------------------------------------------------------
                                                                 John Hancock
                                                 John Hancock    Variable Life                                    Consolidated
                                                  Financial        Insurance                                      John Hancock
                                                   Services         Company           Other                         Financial
                                                 (Guarantor)       (Issuer)        Subsidiaries    Eliminations  Services, Inc.
                                                 -----------       --------        ------------    ------------  --------------
                                                                                 (in millions)
Revenues
      Premiums ..............................         --          $  59.0            $3,791.2        $   1.1          $3,851.3
      Universal life and investment-type
         product charges ....................         --            364.6               407.1            0.8             772.5
      Net investment income .................     $  5.4            189.4             3,712.5           37.6           3,944.9
      Net realized investment and other
         gains (losses), net ................         --             (5.5)             (240.1)          (3.5)           (249.1)
      Investment management revenues,
         commissions and other fees .........         --               --               624.4             --             624.4
      Other revenue .........................        0.1             24.0               162.4             --             186.5
                                                  ----------------------------------------------------------------------------
      Total revenues ........................        5.5            631.5             8,457.5           36.0           9,130.5
                                                  ----------------------------------------------------------------------------
Benefits and expenses
      Benefits to policyholders .............         --            270.1             5,610.6           24.0           5,904.7
      Other operating costs and expenses ....       38.8             74.0             1,406.6            2.2           1,521.6
      Amortization of deferred policy
         acquisition costs ..................         --             66.9               239.7            0.2             306.8
      Dividends to policyholders ............         --             21.4               549.9             --             571.3
                                                  ----------------------------------------------------------------------------
      Total benefits and expenses ...........       38.8            432.4             7,806.8           26.4           8,304.4
                                                  ----------------------------------------------------------------------------
Income (loss) before income taxes ...........      (33.3)           199.1               650.7            9.6             826.1
Income taxes ................................      (14.4)            60.2               166.8            2.0             214.6
                                                  ----------------------------------------------------------------------------
      Net income (loss) before cumulative
         effect of accounting changes .......      (18.9)           138.9               483.9            7.6             611.5
Cumulative effect of accounting changes,
   net of income tax ........................         --             (1.6)                8.8             --               7.2
Equity in the net income of unconsolidated
   subsidiaries .............................      637.6              7.6                  --         (645.2)               --
                                                  ----------------------------------------------------------------------------
Net income ..................................     $618.7          $ 144.9            $  492.7        $(637.6)         $  618.7
                                                  ============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                For the Year Ended December 31, 2003
                                                               --------------------------------------------------------------------

                                                                               John Hancock                             Consolidated
                                                                John Hancock   Variable Life                            John Hancock
                                                                  Financial      Insurance                                Financial
                                                                  Services        Company       Other                     Services,
                                                                 (Guarantor)     (Issuer)    Subsidiaries  Eliminations     Inc.
                                                                 -----------     --------    ------------  ------------   ---------
                                                                                             (in millions)
Net income .................................................   $    806.0    $    107.7    $    723.8     $   (831.5)    $    806.0
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Amortization of discount-fixed maturities ............           --         (10.7)        (12.3)            --          (23.0)
      Equity in net income of unconsolidated subsidiaries ..       (831.5)         (6.4)           --          837.9             --
      Net realized investment and other losses (gains) .....           --          21.4         (58.4)           3.4          (33.6)
      Change in accounting principle .......................           --            --         166.2             --          166.2
      Change in deferred policy acquisition costs ..........           --         (49.7)       (368.5)           0.1         (418.1)
      Depreciation and amortization ........................          1.6           1.8          50.7             --           54.1
      Net cash flows from trading securities ...............           --            --        (175.4)            --         (175.4)
      (Increase)decrease in accrued investment income ......           --          (1.1)         30.0            1.0           29.9
      Decrease (increase) in premiums and accounts
        receivable .........................................          3.8          (1.0)        (59.6)           0.3          (56.5)
      Decrease (increase) in other assets and other
        liabilities, net ...................................         59.9         (64.1)       (314.8)           2.2         (316.8)
      Increase in policy liabilities and accruals, net .....           --         198.1       2,828.8           18.5        3,045.4
      (Decrease)increase in income taxes ...................        (36.3)         36.0         (24.3)          (0.9)         (25.5)
                                                               --------------------------------------------------------------------
Net cash provided by operating activities ..................          3.5         232.0       2,786.2           31.0        3,052.7
                                                               --------------------------------------------------------------------
Cash flows from investing activities:
Sales of:
      Fixed maturities available-for-sale ..................           --         660.3      11,411.6           29.8       12,101.7
      Equity securities available-for-sale .................           --          35.3         393.0            3.0          431.3
      Real estate ..........................................           --           5.8         169.5             --          175.3
      Short term investments and other invested assets .....           --          31.6         491.6             --          523.2
      Home office properties ...............................           --            --         887.6             --          887.6
Maturities, prepayments, and scheduled redemptions of:
      Fixed maturities held-to-maturity ....................           --           3.1         223.4            1.0          227.5
      Fixed maturities available-for-sale ..................           --         196.3       3,377.8           44.8        3,618.9
      Short term investments and other invested assets .....           --           0.1         817.2             --          817.3
      Mortgage loans on real estate ........................           --          86.7       1,409.4           16.2        1,512.3
Purchases of:
      Fixed maturities held-to-maturity ....................           --          (1.1)        (68.4)            --          (69.5)
      Fixed maturities available-for-sale ..................           --      (1,568.7)    (17,557.4)         (56.3)     (19,182.4)
      Equity securities available-for-sale .................           --         (60.4)       (224.5)            --         (284.9)
      Real estate ..........................................           --          (0.2)        (40.7)            --          (40.9)
      Short term investments and other invested assets .....         (5.0)        (91.0)     (1,734.5)          (2.9)      (1,833.4)
      Mortgage loans on real estate issued .................           --        (305.3)     (2,085.9)         (16.1)      (2,407.3)
      Net cash paid  related to acquisition/ sale  of
        businesses .........................................           --            --         (24.0)            --          (24.0)
      Other, net ...........................................           --          (8.9)        (91.3)          (2.1)        (102.3)
      Capital contributed to unconsolidated subsidiaries ...       (114.3)           --            --          114.3             --
      Dividends received from unconsolidated subsidiaries ..        100.0            --            --         (100.0)            --
                                                               --------------------------------------------------------------------
Net cash used in investing activities ......................        (19.3)     (1,016.4)     (2,645.6)          31.7       (3,649.6)
                                                               --------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                         For the Year Ended December 31, 2003
                                                       -------------------------------------------------------------------------
                                                                       John Hancock                                 Consolidated
                                                        John Hancock   Variable Life                                John Hancock
                                                          Financial      Insurance                                    Financial
                                                          Services        Company       Other                         Services,
                                                         (Guarantor)     (Issuer)    Subsidiaries    Eliminations       Inc.
                                                         -----------     --------    ------------    ------------       ----
                                                                                    (in millions)
Cash flows from financing activities:
      Capital contributions paid by parent .........          --              --       $   114.3       $  (114.3)             --
      Acquisition of treasury stock ................   $   (11.8)             --              --              --       $   (11.8)
      Dividends paid on common stock ...............      (101.3)             --              --              --          (101.3)
      Dividends paid to parent .....................          --              --          (100.0)          100.0              --
      Universal life and investment-type contract
        deposits ...................................          --       $ 1,097.2         7,090.9              --         8,188.1
      Universal life and investment-type contract
        maturities and withdrawals .................          --          (464.1)       (6,722.1)          (32.3)       (7,218.5)
      Issuance of consumer notes ...................          --              --         1,260.2              --         1,260.2
      Increase in bank deposits ....................          --              --           293.9              --           293.9
      Issuance of short-term debt ..................          --           196.6           148.9          (196.6)          148.9
      Repayment of short-term debt .................          --          (196.6)         (158.0)          196.6          (158.0)
      Repayment of long-term debt ..................          --              --            (5.5)             --            (5.5)
      Net increase in commercial paper .............       131.9              --              --              --           131.9
                                                       -------------------------------------------------------------------------
Net cash provided by financing activities ..........        18.8           633.1         1,922.6           (46.6)        2,527.9
      Net increase (decrease) in cash and cash
        equivalents ................................         3.0          (151.3)        2,063.2            16.1         1,931.0
Cash and cash equivalents at beginning of year .....        14.6           200.7           973.1             2.2         1,190.6
                                                       -------------------------------------------------------------------------
Cash and cash equivalents at end of year ...........   $    17.6       $    49.4       $ 3,036.3       $    18.3       $ 3,121.6
                                                       =========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                 For the Year Ended December 31, 2002
                                                               ---------------------------------------------------------------------
                                                                             John Hancock                              Consolidated
                                                               John Hancock  Variable Life                             John Hancock
                                                                Financial      Insurance                                 Financial
                                                                Services        Company       Other                      Services,
                                                               (Guarantor)     (Issuer)    Subsidiaries  Eliminations      Inc.
                                                               -----------     --------    ------------  ------------      ----
                                                                                          (in millions)
Net income .................................................   $   499.5     $    114.8    $    415.7    $   (530.5)     $    499.5
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Amortization of discount-fixed maturities ............          --            0.3        (116.3)         (0.6)         (116.6)
      Equity in net income of unconsolidated subsidiaries ..      (530.5)         (11.6)           --         542.1              --
      Net realized investment and other (gains) losses .....          --           26.5         433.9          (5.7)          454.7
      Change in deferred policy acquisition costs ..........          --         (124.7)       (219.9)          0.1          (344.5)
      Depreciation and amortization ........................         0.7            0.2          57.9           1.1            59.9
      Net cash flows from trading securities ...............          --             --           5.4            --             5.4
      (Increase) decrease in accrued investment income .....          --           (9.0)          5.5          (0.3)           (3.8)
      Decrease in premiums and accounts receivable .........          --            8.3          28.0           0.4            36.7
      Decrease (increase) in other assets and other
        liabilities, net ...................................        63.4          (23.1)       (317.1)         60.1          (216.7)
      (Decrease) increase  in policy liabilities and
        accruals, net ......................................          --          (77.1)      2,176.0          23.8         2,122.7
      Increase in income taxes .............................        15.4           33.9          14.9          (0.4)           63.8
                                                               --------------------------------------------------------------------
Net cash provided by (used in) operating activities ........        48.5          (61.5)      2,484.0          90.1         2,561.1
                                                               --------------------------------------------------------------------
Cash flows from investing activities:
Sales of:
      Fixed maturities available-for-sale ..................          --          432.0       5,377.8          28.2         5,838.0
      Equity securities available-for-sale .................          --            6.2         362.8           1.2           370.2
      Real estate ..........................................          --            0.3         129.6            --           129.9
      Short term investments and other invested assets .....          --             --         460.1            --           460.1
Maturities, prepayments, and scheduled redemptions of:
      Fixed maturities held-to-maturity ....................          --            2.3         213.4           0.9           216.6
      Fixed maturities available-for-sale ..................          --          126.5       2,745.5          29.2         2,901.2
      Short term investments and other invested assets .....          --           22.1         307.0           2.8           331.9
      Mortgage loans on real estate ........................          --           59.6       1,577.8          31.1         1,668.5
Purchases of:
      Fixed maturities held-to-maturity ....................          --           (3.0)        (24.5)         (0.1)          (27.6)
      Fixed maturities available-for-sale ..................          --       (1,098.9)    (13,262.4)        (75.6)      (14,436.9)
      Equity securities available-for-sale .................          --           (3.5)       (166.9)         (0.4)         (170.8)
      Real estate ..........................................          --           (0.1)        (14.0)           --           (14.1)
      Short term investments and other invested assets .....          --          (65.3)     (1,483.7)         (8.0)       (1,557.0)
      Mortgage loans on real estate issued .................          --         (150.5)     (2,178.2)        (19.9)       (2,348.6)
      Other, net ...........................................          --          (23.3)        (65.4)         13.2           (75.5)
      Capital contributed to unconsolidated subsidiaries ...       (91.5)            --            --          91.5              --
      Dividends received from unconsolidated subsidiaries ..       111.0             --            --        (111.0)             --
                                                               --------------------------------------------------------------------
Net cash provided by (used in) investing activities ........        19.5         (695.6)     (6,021.1)        (16.9)       (6,714.1)
                                                               --------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                              For the Year Ended December 31, 2002
                                                            -----------------------------------------------------------------------
                                                                           John Hancock                                 Consolidated
                                                            John Hancock   Variable Life                                John Hancock
                                                             Financial       Insurance                                    Financial
                                                             Services         Company        Other                        Services,
                                                            (Guarantor)      (Issuer)     Subsidiaries   Eliminations       Inc.
                                                            -----------      --------     ------------   ------------     ---------
                                                                                          (in millions)
Cash flows from financing activities:
      Capital contributions paid by parent ..............          --               --      $    91.5      $   (91.5)            --
      Acquisition of treasury stock .....................   $  (385.0)              --             --             --      $  (385.0)
      Dividends paid on common stock ....................       (92.2)              --         (111.0)         111.0          (92.2)
      Universal life and investment-type
        contract deposits ...............................          --        $ 1,232.1        8,408.9             --        9,641.0
      Universal life and investment-type contract
        maturities and withdrawals ......................          --           (382.7)      (5,311.1)         (32.5)      (5,726.3)
      Issuance of preferred stock .......................          --               --           61.9             --           61.9
      Issuance of consumer notes ........................          --               --          290.2             --          290.2
      Issuance of long-term debt ........................        65.0               --           20.0          (65.0)          20.0
      Issuance of short-term debt .......................          --               --           92.8             --           92.8
      Repayment of short-term debt ......................          --               --          (67.0)            --          (67.0)
      Repayment of long-term debt .......................          --               --          (54.9)            --          (54.9)
      Net increase in commercial paper ..................       249.4               --             --             --          249.4
                                                            -----------------------------------------------------------------------
Net cash provided by (used in) financing activities .....      (162.8)           849.4        3,421.3          (78.0)       4,029.9
                                                            -----------------------------------------------------------------------
      Net (decrease) increase in cash and cash
        equivalents .....................................       (94.8)            92.3         (115.8)          (4.8)        (123.1)
Cash and cash equivalents at beginning of year ..........       109.4            108.4        1,088.9            7.0        1,313.7
                                                            -----------------------------------------------------------------------
Cash and cash equivalents at end of year ................   $    14.6        $   200.7      $   973.1      $     2.2      $ 1,190.6
                                                            =======================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                   For the Year Ended December 31, 2001
                                                                  -----------------------------------------------------------------
                                                                               John Hancock                             Consolidated
                                                                  John Hancock Variable Life                            John Hancock
                                                                   Financial     Insurance                                Financial
                                                                   Services       Company       Other                     Services,
                                                                  (Guarantor)    (Issuer)    Subsidiaries  Eliminations     Inc.
                                                                  -----------    --------    ------------  ------------   ---------
                                                                                            (in millions)
Net income ....................................................   $   618.7    $    144.9    $    492.7    $   (637.6)   $    618.7
Adjustments to reconcile net income to net cash (used in)
  provided  by operating activities:
      Amortization of discount-fixed maturities ...............          --           0.7        (160.5)         (1.1)       (160.9)
      Equity in net income of unconsolidated subsidiaries .....      (637.6)         (7.6)           --         645.2            --
      Net realized investment and other losses ................          --           5.5         240.1           3.5         249.1
      Change in accounting principle ..........................          --            --          (7.2)           --          (7.2)
      Change in deferred policy acquisition costs .............          --         (74.2)       (200.0)          0.1        (274.1)
      Depreciation and amortization ...........................         0.3          (1.3)         79.0           1.6          79.6
      Net cash flows from trading securities ..................          --            --         (69.4)           --         (69.4)
      Increase in accrued investment income ...................          --          (8.3)        (30.2)         (0.3)        (38.8)
      Increase in premiums and accounts receivable ............          --          (4.7)         (9.5)         (0.8)        (15.0)
      Increase in other assets and other liabilities, net .....       (34.1)       (159.1)       (304.0)         43.5        (453.7)
      Increase in policy liabilities and accruals, net ........          --         265.3       2,183.0          23.8       2,472.1
      (Decrease) increase in income taxes .....................       (10.6)        116.8         125.3           1.9         233.4
                                                                  -----------------------------------------------------------------
Net cash (used in) provided by  operating activities ..........       (63.3)        278.0       2,339.3          79.8       2,633.8
                                                                  -----------------------------------------------------------------
Cash flows from investing activities:
Sales of:
      Fixed maturities available-for-sale .....................          --         162.6      16,744.9          22.0      16,929.5
      Equity securities available-for-sale ....................          --           3.3         610.5           2.7         616.5
      Real estate .............................................          --           3.3          54.0            --          57.3
      Short term investments and other invested assets ........          --            --         153.3            --         153.3
Maturities, prepayments, and scheduled redemptions of:
      Fixed maturities held-to-maturity .......................          --           2.4         239.3           2.1         243.8
      Fixed maturities available-for-sale .....................          --         139.8       3,031.5          40.6       3,211.9
      Short term investments and other invested assets ........          --          46.1         167.5           0.4         214.0
      Mortgage loans on real estate ...........................          --          42.0       1,509.3          24.4       1,575.7
Purchases of:
      Fixed maturities held-to-maturity .......................          --          (5.0)        (61.6)         (0.1)        (66.7)
      Fixed maturities available-for-sale .....................          --      (1,012.5)    (26,037.5)        (99.8)    (27,149.8)
      Equity securities available-for-sale ....................          --          (4.1)       (361.2)         (2.0)       (367.3)
      Real estate .............................................          --          (0.6)        (52.9)           --         (53.5)
      Short term investments and other invested assets ........          --         (37.5)       (497.6)         (2.1)       (537.2)
      Mortgage loans on real estate issued ....................          --         (80.4)     (1,492.9)         (4.6)     (1,577.9)
      Net cash paid related to acquisition of business ........          --            --        (132.5)           --        (132.5)
      Other, net ..............................................          --         (25.1)        125.6          (0.5)        100.0
      Capital contributed to unconsolidated subsidiaries ......        (6.8)           --            --           6.8            --
      Dividends received from unconsolidated subsidiaries .....       250.0            --            --        (250.0)           --
                                                                  -----------------------------------------------------------------
Net cash provided by (used in) investing activities ...........       243.2        (765.7)     (6,000.3)       (260.1)     (6,782.9)
                                                                  -----------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18--Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                For the Year Ended December 31, 2001
                                                          ------------------------------------------------------------------------
                                                                          John Hancock                                Consolidated
                                                            John Hancock  Variable Life                               John Hancock
                                                             Financial      Insurance                                   Financial
                                                             Services        Company        Other                       Services,
                                                            (Guarantor)     (Issuer)     Subsidiaries   Eliminations      Inc.
                                                            -----------     --------     ------------   ------------    ---------
                                                                                         (in millions)
Cash flows from financing activities:
      Capital contributions paid by parent ............           --              --      $      6.8      $     (6.8)           --
      Acquisition of treasury stock ...................   $   (580.4)             --              --              --    $   (580.4)
      Dividends paid on common stock ..................        (92.4)             --          (250.0)          250.0         (92.4)
      Universal life and investment-type contract
        deposits ......................................           --      $  1,220.5         9,534.7             0.2      10,755.4
      Universal life and investment-type contract
        maturities and withdrawals ....................           --          (877.1)       (7,516.4)          (37.1)     (8,430.6)
      Issuance of short-term debt .....................           --              --            56.9              --          56.9
      Repayment of short-term debt ....................           --              --           (18.3)             --         (18.3)
      Issuance of long-term debt ......................        495.8              --           292.0           (43.6)        744.2
      Repayment of long-term debt .....................           --              --           (29.7)             --         (29.7)
      Net decrease in commercial paper ................           --              --          (222.3)             --        (222.3)
                                                          ------------------------------------------------------------------------
Net cash provided by (used in) financing activities ...       (177.0)          343.4         1,853.7           162.7       2,182.8
      Net (decrease) increase in cash and cash
        equivalents ...................................          2.9          (144.3)       (1,807.3)          (17.6)     (1,966.3)
Cash and cash equivalents at beginning of year ........        106.5           252.7         2,896.2            24.6       3,280.0
                                                          ------------------------------------------------------------------------
Cash and cash equivalents at end of year ..............   $    109.4      $    108.4      $  1,088.9      $      7.0    $  1,313.7
                                                          ========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 19--Quarterly Results of Operations (unaudited)

      The following is a summary of unaudited quarterly results of operations for 2003 and 2002:

                                                          2003                                            2002
                                         -------------------------------------------------------------------------------------------
                                           March      June    September    December      March       June     September    December
                                                                  (in millions, except per share data)
Premiums and other considerations(a) ..  $  958.8   $1,043.4   $1,173.2    $1,504.7    $  890.2    $1,106.2    $  936.0    $  995.4
Net investment income .................   1,029.3    1,049.3    1,038.5     1,109.9       969.9       979.1       968.6     1,016.5
Net realized investment and other
  gains (losses), net of related
  amortization of deferred policy
  acquisition costs, amounts
  credited to participating
  pension contractholders, and the
  policyholder dividend obligation ....      62.6       89.8      (58.3)      (60.5)      (85.7)     (139.0)      (30.7)     (199.3)
                                         -------------------------------------------------------------------------------------------
Total revenues ........................   2,326.3    2,447.8    2,430.1     2,867.1     2,045.8     2,202.4     2,142.9     2,087.0
Benefits and expenses(a) ..............   1,968.4    2,033.7    2,187.9     2,532.4     1,847.5     2,078.1     1,931.4     1,984.9
                                         -------------------------------------------------------------------------------------------
Income before income taxes and
  cumulative effect of accounting
  change ..............................     357.9      414.1      242.2       334.7       198.3       124.3       211.5       102.1
Cumulative effect of accounting
  change, net .........................        --         --         --      (166.2)         --          --          --          --
Net income(a) .........................     253.2      289.9      190.8        72.1       146.5        98.3       158.1        96.6
Net income before cumulative
  effect of accounting change
  per common share
      Basic ...........................  $   0.88   $   1.01   $   0.66    $   0.83    $   0.49    $   0.34    $   0.55    $   0.33
      Diluted .........................      0.88       1.00       0.66    $   0.82        0.49        0.33        0.54        0.33
Net income per common share
      Basic ...........................  $   0.88   $   1.01   $   0.66    $   0.25    $   0.49    $   0.34    $   0.55    $   0.33
      Diluted .........................      0.88       1.00       0.66        0.25        0.49        0.33        0.54        0.33
Market price per common share
      High ............................  $  30.62   $  33.25   $  35.03    $  37.69    $  42.30    $  40.67    $  35.25    $  32.30
      Low .............................     25.40      26.40      29.80       33.25       35.20       32.85       26.55       25.84
      Close ...........................     27.78      30.73      33.80       37.50       38.19       35.20       27.80       27.90

----------
(a) Prior year balances have been restated to reflect the reclassification of JHSS expense reimbursement from other operating costs and expenses to investment management revenues, commission and other fees. Reclassification was $6.5 million for the three months ended March 31, 2002, $3.4 million for the three months ended June 30, 2002, $4.5 million for the three months ended September 30, 2002 and $8.6 million for the three months ended December 31, 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A. Controls and Procedures

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


PART III

Item 10. Directors and Executive Officers of the Registrant.

      The names of the directors and executive officers of John Hancock Financial Services, Inc. and their respective ages (as of February 29, 2004) and positions:

                                 Age                   Position

David F. D'Alessandro            53      Chairman, President, Chief Executive
                                           Officer and Director
John M. Connors, Jr.             61      Director
Robert J. Davis                  47      Director
Richard B. DeWolfe               59      Director
Robert E. Fast                   68      Director
Thomas P. Glynn                  57      Director
Michael C. Hawley                66      Director
Edward H. Linde                  62      Director
Judith A. McHale                 57      Director
R. Robert Popeo                  65      Director
Richard F. Syron                 60      Director
Robert J. Tarr, Jr.              60      Director
Michael A. Bell                  48      Senior Executive Vice President
James M. Benson                  57      Senior Executive Vice President
Wayne A. Budd                    62      Executive Vice President, General
                                           Counsel and Director
Derek Chilvers                   64      Executive Vice President
John M. DeCiccio                 55      Executive Vice President and Chief
                                           Investment Officer
Maureen R. Ford Goldfarb         48      Executive Vice President
Deborah H. McAneny               44      Executive Vice President
Thomas E. Moloney                60      Senior Executive Vice President and
                                            Chief Financial Officer
Robert F. Walters                54      Executive Vice President and Chief
                                            Information Officer

      David F. D'Alessandro has been the Chairman of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company since 2001, and the President and Chief Executive Officer and a director of the Company since 2000. He had been President and Chief Operations Officer of John Hancock Life Insurance Company since 1998 and a John Hancock Life Insurance Company director since 1990. From 1988 to 1997 he was Senior Executive Vice President of John Hancock Life Insurance Company. He is Chairman of the Executive Committee of the board of directors of John Hancock Financial Services, Inc., Chairman of John Hancock Subsidiaries, LLC and a director of The Berkeley Financial Group, LLC.

      John M. Connors, Jr. has been a director of the Company since 2000 and has been a John Hancock Life Insurance Company director since 1991. Mr. Connors has been the Chairman and Chief Executive Officer of Hill, Holliday, Connors, Cosmopulos, Inc., a full-service advertising agency and wholly-owned subsidiary of The Interpublic Group of Companies, Inc., since 1987. He is a director of Geerlings & Wade, Inc., a direct marketer of premium wines. Mr. Connors is also the Chairman of the board of directors of Partners HealthCare System, Inc.

      Robert J. Davis has been a director of the Company and of John Hancock Life Insurance Company since 2002. Mr. Davis is a Venture Partner of Highland Capital Partners, a venture capital firm. He was the Chief Executive Officer of Terra Lycos, a global media company, from 2000 to 2001. From 1995 to 2000, Mr. Davis was the Chief Executive Officer of Lycos, Inc.

      Richard B. DeWolfe has been a director of the Company and of John Hancock Life Insurance Company since 2002. Mr. DeWolfe is Managing Partner of DeWolfe & Company, an investment, management consulting and management services firm. From 1974 to 2002, Mr. DeWolfe was Chairman and Chief Executive Officer of The DeWolfe Companies, a major real estate services, mortgage banking and insurance organization.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Robert E. Fast has been a director of the Company since 2000 and has been a John Hancock Life Insurance Company director since 1989. Mr. Fast is Of Counsel to the law firm of Hale and Dorr LLP, from which he retired as senior partner in 2002 and at which he has been an attorney since 1962.

      Thomas P. Glynn has been a director of the Company and of John Hancock Life Insurance Company since 2001. Since 1996, Mr. Glynn has been Chief Operating Officer of Partners HealthCare System, Inc., a health care system including Massachusetts General Hospital and Brigham and Women's Hospital.

      Michael C. Hawley has been a director of the Company since 2000 and has been a John Hancock Life Insurance Company director since 1995. Mr. Hawley was Chairman and Chief Executive Officer of The Gillette Company from 1999 until his retirement in 2000. Previously, he had been President, Chief Operating Officer and a director of The Gillette Company from 1995 to 1999.

      Edward H. Linde has been a director of the Company since 2000 and has been a John Hancock Life Insurance Company director since 1999. Mr. Linde has been President and Chief Executive Officer of Boston Properties, Inc., an owner and developer of office properties, since it became publicly held in 1997.

      Judith A. McHale has been a director of the Company since 2000 and has been a John Hancock Life Insurance Company director since 1999. She has been President and Chief Operating Officer of Discovery Communications, Inc., parent company of cable television's Discovery Channel, since 1995. She is a director of Pepco Holdings, Inc., an electric company, Host Marriott Corporation, an owner of hotels, and Polo Ralph Lauren Corporation, a provider of clothing and other lifestyle products.

      R. Robert Popeo has been a director of the Company and of John Hancock Life Insurance Company since 2000. Mr. Popeo is Chairman of the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, P.C., where he has been an attorney since 1968.

      Richard F. Syron has been a director of the Company since 2000 and has been a John Hancock Life Insurance Company director since 1995. Mr. Syron has served as a Chairman and Chief Executive Officer of the Federal Home Mortgage Corporation (Freddie Mac) since December 2003. Mr. Syron served as Executive Chairman of Thermo Electron Corporation, a manufacturer of a broad range of scientific instrumentation and other products, a full-time position he held from November 2002 to December 2003. He served as Chairman of the Board of Thermo Electron from January 2000 to November 2002. He served as Chief Executive Officer from 1999 to November 2002. He also served as president of Thermo Electron from 1999 to 2000. From 1994 until 1999, Mr. Syron was the Chairman and Chief Executive Officer of the American Stock Exchange, Inc. He is a director of the McKesson Corporation, a healthcare services and technology company.

      Robert J. Tarr, Jr. has been a director of the Company since 2000 and has been a John Hancock Life Insurance Company director since 1996. Mr. Tarr has served as a special partner to Chartwell Investments LLC, a private equity firm, since 2002. From 1999 to 2001, Mr. Tarr was Chairman, President and Chief Executive Officer of HomeRuns.com, an Internet-based food retailer. He is a director of Barney's New York, Inc., a retailer of men's and women's apparel and accessories, and Wesco International, Inc., a distributor of electrical products.

      Michael A. Bell has been a Senior Executive Vice President of John Hancock and John Hancock Life Insurance Company since 2001. He has been Chairman and Chief Executive Officer of John Hancock Variable Life Insurance Company since 2002. From 1983 to 2001, Mr. Bell was a Managing Director of Monitor Company. From 1997 to the present, he has been a Managing Director of Monitor Clipper Partners, Inc. He is a director of John Hancock Subsidiaries, LLC.

      James M. Benson was elected a Senior Executive Vice President of John Hancock and John Hancock Life Insurance Company in late 2002. He is a director of John Hancock Subsidiaries, LLC. From 1999 to 2002, he was the President of Individual Business for MetLife, Inc. In 1997, he joined New England Financial, and served as President and Chief Operating Officer. From 1998 to 2002, he served as Chief Executive Officer and Chairman of the Board of New England Financial and during 2002 also served as Chairman, President and Chief Executive Officer of Gen America Financial Corporation. New England Financial and Gen America Financial Corporation are affiliates of MetLife, Inc.

      Wayne A. Budd has been the Executive Vice President and General Counsel of John Hancock and of John Hancock Life Insurance Company since 2000. He has been a director of John Hancock since 2000 and a John Hancock Life Insurance Company director since 1998. He is a director of John Hancock Subsidiaries, LLC. From 1996 to 2000, Mr. Budd was Group President--New England for the Bell Atlantic Corporation (now Verizon Communications, Inc.). He is a director of Premcor, Inc., a petroleum refiner and supplier of petroleum products, and the McKesson Corporation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      Derek Chilvers has been an Executive Vice President of John Hancock and John Hancock Life Insurance Company since 2001. He was Senior Vice President of John Hancock Life Insurance Company from 1986 to 2001. He also has been Chairman and Chief Executive Officer of John Hancock International Holdings, Inc. since 1999 and Chairman and Chief Executive Officer of John Hancock International, Inc. since 2000. He has been a director of John Hancock Subsidiaries, LLC since 2001.

      John M. DeCiccio has been the Executive Vice President and Chief Investment Officer of John Hancock and of John Hancock Life Insurance Company since 2000. From 1997 through 2000, he led the demutualization project for John Hancock Mutual Life Insurance Company. From 1994 through 2000, he was Senior Vice President, Investment and Pension Sector, of John Hancock Mutual Life Insurance Company. He is a director of Hancock Natural Resource Group, John Hancock Life Insurance Company, John Hancock Subsidiaries, LLC, Independence Investment, LLC, and The Berkeley Financial Group, LLC.

      Maureen R. Ford Goldfarb has been an Executive Vice President of John Hancock and of John Hancock Life Insurance Company since 2001. She has also been a director of John Hancock Subsidiaries, LLC since 2001. She has been Chairman and Chief Executive Officer of The Berkeley Financial Services Group, LLC (the John Hancock Funds' complex) since 2001. She was Vice Chairman and Chief Executive Officer of John Hancock Funds, LLC from 1999 to 2001. From 1996 to 1999, she served as a senior vice president of Massachusetts Mutual Life Insurance Company.

      Deborah H. McAneny has been an Executive Vice President of John Hancock and of John Hancock Life Insurance Company, since 2002. She was Senior Vice President of John Hancock Financial Services, Inc. and John Hancock Life Insurance Company from 2000 through 2002 and Vice President of John Hancock Life Insurance Company from 1998 through 2000. She is a director and Chief Executive Officer of the Hancock Natural Resource Group. Ms. McAneny has been a director of John Hancock Subsidiaries, LLC since 2002.

      Thomas E. Moloney has been a Senior Executive Vice President of John Hancock since 2001. He has also been Chief Financial Officer of John Hancock since 1999 and of John Hancock Life Insurance Company since 1992. He is the Chairman and a director of John Hancock Management Company and John Hancock Reassurance Co., Ltd. He is Chairman of John Hancock Signature Services. He has been Chief Financial Officer of John Hancock Subsidiaries, LLC since 1992 and is a director. He is a director of The Berkeley Financial Group, LLC, John Hancock Realty Services Corp., The Maritime Life Assurance Company and John Hancock Canadian Holdings Limited. He is Chairman and a director of The Children's Museum.

      Robert F. Walters has been the Executive Vice President and Chief Information Officer of John Hancock and Executive Vice President of John Hancock Life Insurance Company since 2001. He was Senior Vice President and Chief Information Officer of John Hancock Life Insurance Company from 1995 to 2001. He is a director of Essex Corporation and John Hancock Subsidiaries, LLC.

Audit Committee Financial Expert

      The Board of Directors has determined that Robert J. Tarr, Jr. meets the SEC criteria for an "audit committee financial expert" and that Mr. Tarr is independent under the applicable listing standards of the New York Stock Exchange.

Code of Ethics

      The Company has a Code of Ethics for Senior Financial Officers, which applies to the Company's chief executive officer, the chief financial officer and controller, and which meets the SEC criteria for a "code of ethics." The Code of Ethics is available on the Company's Investor Relations website (www.jhancock.com/investor). Please note, however, that the information contained on the website is not incorporated by reference in, or considered to be a part of, this document.

Item 11. Executive Compensation

2004 Executive Compensation Summary

      If the pending merger between the Company and Manulife Financial Corporation is consummated in 2004 as currently anticipated, the Company will be a wholly-owned subsidiary of Manulife and as such will not prepare and distribute a proxy statement to public stockholders in connection with meetings of stockholders. The Company therefore believes it is appropriate in this report to provide stockholders with the executive officer compensation decisions of the Compensation Committee for the 2004 calendar year to date, which were made in February 2004 in the normal course of its compensation decisions. These

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


decisions otherwise would not be required to be made available to stockholders until the filing of the Company's proxy statement for its 2005 stockholders' meeting, which, as described above, will not occur if the Manulife merger is consummated as currently anticipated.

      The table below sets forth the principal elements of the compensation paid or possibly payable to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers for the current 2004 calendar year to date. Amounts shown under the column entitled "Salary" represent the aggregate amount of salary that would be paid to the executive if the executive is employed by the Company for the entire year. Amounts shown under the column entitled "Target Cash Bonus" represent the target cash award that would be paid to the executive if the performance targets are achieved and the executive is employed by the Company for the entire year. Actual amounts payable may be higher or lower or denied entirely for performance or any other reason. Please see "Incentive Compensation Plan for Certain Senior Executives" below.

      The table below does not include an "All Other Compensation" column, as these amounts cannot be determined at this time. As previously disclosed, with the introduction of stock-based awards in 2001 for executive officers, the last cycle under the Company's Long-Term Incentive Plan ("LTIP") commenced on January 1, 2000 and ended on December 31, 2002. Since that time the Company has not made, and in 2004 will not make, awards under the LTIP.

                    2004 Executive Compensation Summary Table

                                                                 Number of Shares
                                               Number of Shares     Comprising
                                    Target       Underlying         Restricted        Grant Date Value of
Name                   Salary     Cash Bonus   Stock Options(1)   Stock Awards(2)  Restricted Stock Awards(3)
----                   ------     ----------   ----------------   ---------------  --------------------------

D.F. D'Alessandro    $1,000,000   $1,000,000            225,000            75,000                  $3,145,500
T.E. Moloney         $  700,000   $  490,000            131,250            43,750                  $1,834,875
M.A. Bell            $  600,000   $  420,000            112,500            37,500                  $1,572,750
M.R. Ford Goldfarb   $  500,000   $  350,000             56,250            18,750                  $  786,375
J.M. Benson          $  600,000   $  420,000             75,000            25,000                  $1,048,500

----------

(1) Shares of JHFS common stock subject to all such options becoming exercisable at the rate of 50% on each of the first and second anniversaries of the date of grant subject to continued employment with the Company (unless employment earlier terminates due to death, disability or retirement) at an exercise price of $41.94 per share. The vesting of such options does not accelerate upon the contemplated merger with Manulife but would accelerate upon any subsequent change of control.
(2) Such shares of common stock are subject to forfeiture in the event of termination of employment (other than due to death, disability or retirement) within five years from the date of grant. The vesting of such shares does not accelerate upon the contemplated merger with Manulife but forfeiture provisions would lapse upon any subsequent change of control.
(3) Based on the closing price of the common stock of $41.94 on February 9, 2004, the grant date.

Summary Compensation Table

      The following table describes the compensation paid to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers in 2003 for services rendered as executive officers of the Company during the fiscal years ended December 31, 2003, 2002 and 2001 (the "Named Executive Officers").

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                                                                     Long-Term Compensation
                                                             ----------------------------------------
                                     Annual Compensation                Awards              Payouts
                                   ----------------------    ---------------------------  -----------
                                                                            Number of
                                                              Restricted      Shares                     All Other
                                                                Stock       Underlying      LTIP       Compensation
  Name and Position       Year     Salary      Bonus (1)     Awards (2)(3)   Options (3)  Payouts (4)       (5)
  -----------------       ----     ------      ---------     -------------   -----------  -----------  ------------

D.F. D'Alessandro ....    2003   $1,000,000   $2,840,000     $13,012,085          --             --       $ 13,118
Chairman, President       2002    1,000,000    1,100,000      11,695,101     750,000     $7,865,143         84,412
and Chief Executive       2001    1,000,000    1,600,000       1,852,549   1,300,000      3,575,011        221,366
Officer

T.E. Moloney .........    2003      700,000    1,641,000       5,163,647          --             --         13,287
Senior Executive Vice     2002      607,693      539,000       4,586,102     250,000      1,969,476         62,108
President and Chief       2001      516,346      672,000         900,038     450,000      1,131,430         95,897
Financial Officer

M.A. Bell ............    2003      600,000    1,192,801       4,349,272          --             --         13,118
Senior Executive Vice     2002      600,000      462,000       4,396,217     250,000        755,211(6)      72,126
President                 2001      115,385    1,422,000(7)      600,284     500,000        272,009(6)      76,981

M.R. Ford Goldfarb ...    2003      500,000      994,001       1,172,441     112,500             --         12,698
Executive Vice            2002      500,000      385,000         194,208     275,000        410,982         12,753
President                 2001      500,000      560,000         195,924     290,855        992,250         63,984

J.M. Benson (8) ......    2003      600,000    2,192,801(9)           --          --             --         11,852
Senior Executive Vice     2002           --           --              --     300,000             --             --
President

(1) The amounts in this column report annual Incentive Compensation Plan awards paid in 2004, 2003 and 2002 for the prior performance years of 2003, 2002 and 2001 and, as noted below, certain sign-on bonuses.

(2) The amounts in this column report the aggregate dollar value of restricted stock awards calculated by multiplying the closing market price of the common stock on the date of each respective grant by the number of shares granted.

      In 2003, the following number of shares were granted to the Named Executive Officers indicated subject to forfeiture prior to a change of control of the Company in the event of termination of employment (other than due to death, disability or retirement) within five years from the date of grant: Mr. D'Alessandro: 450,000 shares; Mr. Moloney: 175,000 shares; Mr. Bell: 150,000 shares; and Ms. Ford Goldfarb: 37,500 shares. Subsequent to such grants, in 2003 the Compensation Committee removed forfeiture restrictions as to the following number of such shares held by the indicated executives: Mr. D'Alessandro: 144,837 shares; and Mr.
      Moloney: 81,197 shares, all in connection with the repayment of loans under the Company's Stock Ownership Loan Program. Also, in 2003, the following number of shares were granted to the Named Executive Officers indicated as matching restricted stock awards under the 1999 Long-Term Stock Incentive Plan in accordance with the Long-Term Incentive Plan or the annual Incentive Compensation Plan, subject to forfeiture prior to a change of control of the Company if within three years the executive terminates employment (other than due to death, disability or retirement) or sells any of the purchased shares with respect to which the matching restricted stock award was made (provided that such restrictions lapse as to one-third of the shares subject to each grant on each of the three deemed anniversary dates of the grant): Mr. D'Alessandro: 4,994 shares; Mr. Moloney: 5,695 shares; Mr. Bell: 2,097 shares; and Ms. Ford Goldfarb:
      3,614 shares.

      In 2002, the following number of shares were granted to the Named Executive Officers indicated subject to forfeiture prior to a change of control of the Company in the event of termination of employment (other than due to death, disability or retirement) within five years from the date of grant: Mr. D'Alessandro: 250,000 shares; Mr. Moloney: 100,000 shares; and Mr. Bell: 100,000 shares; and the following number of shares were granted to the Named Executive Officers indicated as matching restricted stock awards under the 1999 Long-Term Stock Incentive Plan in accordance with the Long-Term Incentive Plan or the annual Incentive Compensation Plan, subject to forfeiture prior to a change of control of the Company if within three years the executive terminates employment (other than due to death, disability or retirement) or sells any of the purchased shares with respect to which the matching restricted stock award was made (provided that such restrictions lapse as to one-third of the shares subject to each grant on each of the three deemed anniversary dates of the grant): Mr. D'Alessandro: 33,850 shares; Mr. Moloney: 11,137 shares; Mr. Bell: 6,174 shares; and Ms. Ford Goldfarb: 5,076 shares.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      In 2001, the following number of shares were granted to the Named Executive Officers indicated subject to forfeiture prior to a change of control of the Company in the event of termination of employment (other than due to death, disability or retirement) within five years from the date of grant: Mr. D'Alessandro: 28,000 shares; Mr. Moloney: 14,000 shares; and Mr. Bell: 16,749 shares; and the following number of shares were granted to the Named Executive Officers indicated as matching restricted stock awards under the 1999 Long-Term Stock Incentive Plan in accordance with the Long-Term Incentive Plan or the annual Incentive Compensation Plan, subject to forfeiture prior to a change of control of the Company if within three years the executive terminates employment (other than due to death, disability or retirement) or sells any of the purchased shares with respect to which the matching restricted stock award was made (provided that such restrictions lapse as to one-third of the shares subject to each grant on each of the three deemed anniversary dates of the grant): Mr. D'Alessandro: 24,255 shares; Mr. Moloney: 11,393 shares; Ms. Ford Goldfarb: 5,485 shares.

      The aggregate number of restricted shares held by the Named Executive Officers and the respective aggregate values thereof as of December 31, 2003, based on the closing market price on such date of the common stock of $37.50 per share, were as follows: Mr. D'Alessandro: 628,366 shares with a value of $23,563,725; Mr. Moloney: 228,370 shares with a value of $8,563,875; Mr. Bell: 277,014 shares with a value of $10,388,025; and Ms.
      Ford Goldfarb: 46,840 shares with a value of $1,756,500. Dividends paid on restricted shares of common stock are reinvested in additional restricted shares that are subject to the same terms of forfeiture as the restricted shares on which the dividends are paid.

(3) All outstanding stock compensation grants made to employees prior to September 28, 2003, vest upon the change of control that would occur upon the closing of the contemplated merger with Manulife. Pursuant to the definitive merger agreement with Manulife, no stock compensation grants made to employees under the Incentive Plans subsequent to September 28, 2003 vest on that contemplated change in control.

(4) The amounts in this column report Long-Term Incentive Plan payouts earned for each of the three-year performance cycles ended December 31, 2002 and 2001; and for Mr. D'Alessandro, for 2002, $3,506,243 paid as a retention award in 2003 pursuant to a program established in 1998 under which Mr. D'Alessandro was required to remain in the Company's employ for five years in order to receive an award of $2,000,000, adjusted for certain operating results of the Company during the five year period.

(5) The amounts shown in this column for 2003 include the value of premiums paid by the company on behalf of the Named Executive Officers for term life insurance under the Company's Executive Life Insurance Program for Senior Officers. The amounts in this column also include Company match contributions under "401(k)" plans qualified under Section 401(a) of the Internal Revenue Code. Total Company match contributions for 2003 were $12,000, in all cases shown except Mr. Benson's match contribution was $11,077.

(6) Upon becoming an executive officer, Mr. Bell participated (on an approximately pro rata basis as to the number of equity rights granted) in the three-year performance cycles ended December 31, 2002 and 2001 based on his starting salary and retroactive to January 1, 1999.

(7) Includes a $750,000 sign-on bonus paid to Mr. Bell upon his becoming an executive officer in October 2001. Mr. Bell also participated in the Incentive Compensation Plan upon becoming an executive officer based on his starting salary and retroactive to January 1, 2001.

(8) Mr. Benson became a Senior Executive Vice President of the Company on December 30, 2002.

(9)   Includes a $1,000,000 sign-on bonus paid to Mr. Benson.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Option Grants in Last Fiscal Year

      The following table provides information as to options granted to the Named Executive Officers during 2003.

                                       Individual Grants
                     ----------------------------------------------------   Potential Realizable Value at Assumed Annual Rates of
                     Number of                                                          Appreciation for Option Term (2)
                       Shares     Percent of Total                          --------------------------------------------------------
                     Underlying   Options Granted                                       5%                         10%
                      Options     to Employees in    Exercise  Expiration   ---------------------------   -------------------------
Name                 Granted (1)    Fiscal Year     Price ($)     Date      Stock Price ($)  Gains ($)  Stock Price ($)  Gains ($)
----                 -----------  ----------------  ---------  ----------   ---------------  ---------  ---------------  ---------
M.R. Ford Goldfarb       112,500            11.02%     $28.65    01/03/08       $36.57       $891,000      $46.14         $1,967,625

----------
(1) Shares subject to all such options become exercisable at the rate of 50% on each of the first and second anniversaries of the date of grant subject to continued employment with the Company (unless employment earlier terminates due to death, disability or retirement) or immediately upon a change of control of the Company. The vesting of such options accelerates in full upon the closing of the contemplated merger with Manulife.

(2) The Company selected potential realizable values at assumed 5% and 10% rates as provided in rules of the Securities and Exchange Commission. The values shown, therefore, are not intended as a forecast of the common stock price.

Fiscal Year-End Option Values

      The following table provides information as to options held by the Named Executive Officers at December 31, 2003. None of the Named Executive Officers exercised any options in 2003.

                                                                                  Value of Unexercised
                                   Number of Shares Underlying                   In-the-Money Options at
                             Unexercised Options at Fiscal Year-End                Fiscal Year-End (1)
                             --------------------------------------          -------------------------------
Name                         Exercisable             Unexercisable           Exercisable       Unexercisable
----                         -----------             -------------           -----------       -------------

D.F. D'Alessandro .......     1,675,000                 375,000              $  2,561,000       $         0
T.E. Moloney ............       575,000                 125,000                   886,500                 0
M.A. Bell ...............       625,000                 125,000                   837,500                 0
M.R. Ford Goldfarb ......       515,101                 250,000                 2,339,236           995,625
J.M. Benson .............       150,000                 150,000                 1,438,500         1,438,500

----------
(1) Option values are based upon the difference between the exercise price of options held and the December 31, 2003 closing price for the common stock of $37.50 per share.

Incentive Compensation Plan for Certain Senior Executives

      Under the Incentive Compensation Plan for Certain Senior Executives (the "ICP"), cash awards are payable to eligible employees, including the Company executive officers, upon the achievement of corporate performance objectives established by the Compensation Committee of the Board. Target cash awards are stated as a percentage of the base salary payable to each eligible employee, with the range of targets for executive officers above the level of senior vice president being from 60% to 100% of the officer's base salary. Actual amounts payable may be higher or lower than the target or denied entirely for performance or any other reason. Payments, if any, under the ICP are made during the first quarter of the fiscal year immediately following the performance year.

      In order to assist senior officers in meeting common stock ownership guidelines established by the Compensation Committee, senior officers were permitted from 2000 to 2003 (including executive officers commencing in 2001) to apply a portion of their cash award (either 25% or 50%) to purchase common stock either on the open market or from the Company at the fair market value as determined by the Compensation Committee. The number of shares purchased in this manner were matched by a restricted stock award of a number of shares equal to 50% of the shares purchased in 2000 and 2001 and 25% of the shares purchased in 2002 and 2003 (for executive officers, 50% in 2001 and 2002 and 25% in 2003). In addition, executive officers were permitted to apply shares of common stock that they previously purchased in the open market and still held against the amount of common stock required to be purchased in order to receive the matching shares. Matching stock grants are subject to forfeiture, prior to a change of control of the Company if, within three years the individual's employment with the Company or an affiliate is terminated (other than by retirement, death or disability) or if the individual sells any of the purchased shares, provided that such restrictions lapse as to one-third of the shares subject to each grant on each of the three deemed anniversary

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


dates of the grant. All matches of restricted shares of common stock were made under the Company's 1999 Long-Term Stock Incentive Plan. Provisions for the purchase of stock and the match are not in effect for 2004 or subsequent years.

      If a senior officer elected to defer a portion of an ICP award, as provided in the Company's Deferred Compensation Plan for Executives, the 25% or 50% election to purchase common stock referred to above related to the total award, including any amount deferred. Any deferred amount subject to the 25% or 50% election was applied to an investment in deferred stock units, or DSUs, rather than being used to purchase common stock. The recipients of the DSUs received a matching grant of restricted DSUs pursuant to the same terms and conditions that would have applied to the purchase of common stock under the ICP. Such matching grant of DSUs is subject to forfeiture on the same bases that would have been applicable to the matching grant of common stock under the ICP. The characteristics of DSUs are described in the section below entitled "Compensation of Directors."

      With respect to awards paid in 2003, executive officers of the Company received 75% of ICP awards paid in cash (prior to any application of the award to the purchase of common stock as described above) and were permitted to elect to receive the balance of the award as a grant of a non-qualified stock option under the 1999 Long-Term Stock Incentive Plan for a number of shares such that the option has a value equal to 28.75% of the ICP award as determined by the Compensation Committee using appropriate methodologies. Other terms and conditions of the options are determined by the Compensation Committee. If this election were made, the number of matching restricted common stock shares or matching restricted deferred stock units would have been the same as if the entire ICP award had been made in the form of cash.

Long-Term Incentive Plan

      The Long-Term Incentive Plan for Senior Executives (the "LTIP") operated during successive three-year periods, or performance cycles, with the last performance cycle under the LTIP having ended December 31, 2002. No equity rights were granted to any of the Named Executive Officers in 2003 or 2002. At the beginning of each performance cycle, each participant was awarded a number of "equity rights" determined by dividing his or her target award by 100. The target awards were based on a percentage of salary with the range of target awards for executive officers having been set between 70% to approximately 350%. If corporate performance objectives established by the Compensation Committee were achieved during the performance cycle, each of the equity rights was worth $100, or the value may have been adjusted up (to a maximum of $300 per equity right) or down depending on whether the goals were exceeded or not met. In 2000, the LTIP was amended to provide that effective as of January 1, 2001, all awards under the plan, including under prior performance cycles, would vest in full, rather than in three annual installments, at the end of each performance cycle. Cash payments equal to the value of the equity rights were paid during the first quarter of the year immediately following the end of each performance cycle.

      Under the LTIP, participants were permitted to use a portion of their cash awards (50% for executive officers) to purchase common stock either in the open market or from the Company at the fair market value as determined by the Compensation Committee. Upon such purchase, the Company granted the participants a partial matching stock grant subject to the same restrictions that apply to the matching shares of common stock granted under the ICP as described in the preceding section entitled "Incentive Compensation Plan for Certain Senior Executives." For executive officers, the match equaled 50% of the shares purchased through 2002 and 25% of the shares purchased in 2003. Executive officers were permitted to apply any common stock that they previously purchased in the open market and still held against the amount of common stock required to be purchased in order to receive matching shares. Under the LTIP, participants were permitted to elect to defer a portion of their cash awards. A portion of the amount deferred is allocated as DSUs (entitling the executive to restricted
DSUs) on the same terms and conditions as apply to deferred cash awards under the ICP as described in the preceding section.

1999 Long-Term Stock Incentive Plan

      Under the Company's 1999 Long-Term Stock Incentive Plan, (as amended, the "Long-Term Stock Incentive Plan") a committee of not less than two non-employee members of the Board responsible for administering the Long-Term Stock Incentive Plan (the "Committee"), which is currently the Compensation Committee, may from time to time grant eligible employees or non-employee directors of the Company and its subsidiaries qualified or nonqualified stock options, and may grant eligible agents and other producers nonqualified stock options, to purchase shares of common stock having an exercise price at least equal to the fair market value of a share of common stock on the effective date of the grant of such stock option. The Committee may also award eligible participants the right to receive shares, a cash equivalent payment, or a combination of both which may be subject to forfeitability contingencies based on continued employment with the Company or on meeting performance criteria or both (the "Stock Awards").

      The maximum number of shares of common stock that may be issued under the Long-Term Stock Incentive Plan is 40,741,403 shares, provided that any shares of common stock underlying awards which are forfeited, canceled, reacquired by us, satisfied without the issuance of common stock or otherwise terminated (other than by exercise) shall be added back to the shares of common stock available for issuance under the Long-Term Stock Incentive Plan. The maximum number of shares that may be

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


granted as Stock Awards is 8,148,281 shares and the maximum number of shares available for use as incentive stock options is 32,593,122 shares. Additionally, the maximum number of shares that may be awarded to any participant is 8,148,281 shares. If there is a stock split, stock dividend, recapitalization or other relevant change affecting the outstanding shares of common stock, appropriate adjustments as determined by the Committee will be made in the number and kind of shares available for award under the Long-Term Stock Incentive Plan in the future and the number and kind of shares as to which outstanding shares shall be exercisable. The plan provides that the Committee may further amend the Long-Term Stock Incentive Plan, except that no amendment without the approval of our stockholders shall be made which would increase the number of shares available for issuance under the Long-Term Stock Incentive Plan or cause the Long-Term Stock Incentive Plan not to comply with Rule 16b-3 of the Exchange Act or Section 162(m) of the Code. No awards may be made under the Long-Term Stock Incentive Plan after ten years from the date of approval or earlier termination of the Long-Term Stock Incentive Plan by the board. In the event of a change of control, the Committee may provide for the acceleration of any time period relating to the exercise or realization of the award, provide for the purchase of the award upon the participant's request for an amount of cash or other property that could have been received upon the exercise or realization of the award had the award been currently exercisable or payable, adjust the terms of the award, cause the award to be assumed, or new rights substituted therefore, by another entity, or make such other provisions as the Committee may consider to be equitable and in our best interests. Stock awards granted by the Committee in early 2004 do not accelerate upon the contemplated merger with Manulife Financial.

      Each stock option granted under the Long-Term Stock Incentive Plan is evidenced by a written agreement or other documentation that specifies the number of shares of common stock subject to the stock option and the other terms and conditions of the stock option, consistent with the requirements of the Long-Term Stock Incentive Plan. The exercise price per share must equal at least the fair market value of a share of common stock on the date of grant of the stock option; provided that the exercise price of an incentive stock option granted to a participant who at the time of grant owns (or is deemed to own) at least 10% of the total combined voting power of all classes of the Company's (including its affiliates) stock must equal at least 110% of the fair market value of a share of common stock on the date of grant. For any date, fair market value means the mean of the reported high and low sale prices of the shares of common stock on the principal exchange on which the common stock is traded on such date, or if no common stock is traded on such date, on the most recent date on which common stock was traded, as reflected on such principal exchange. Additionally, an incentive stock option must expire within 10 years from its date of grant; provided that an incentive stock option granted to a participant who at the time of grant owns (or is deemed to own) at least 10% of the total combined voting power of all classes of the Company's (including its affiliates) stock must expire within five years from its date of grant. The Committee specifies when stock options granted under the Long-Term Stock Incentive Plan will become exercisable and other restrictions.

Employment Arrangements

      Executive Employment Agreements. The Company has jointly with John Hancock Life Insurance Company entered into agreements with the Named Executive Officers that provide for, among other things, a defined period of employment, post-termination benefits, and indemnification for the executives, and non-competition, non-solicitation and confidentiality agreements by the executives. The prescribed period of employment, subject to annual one year extensions, is four years for Mr. D'Alessandro and three years for each of the other Named Executive Officers with such agreements. The agreements further provide for a statement of title, duties and reporting line of authority, the executive's base salary, participation in existing compensation programs and severance benefits as further described below. Post-termination benefits vary depending upon the classification of the termination, which include death, retirement, disability, with or without cause (as defined), voluntary termination, or for good reason (as defined). If a termination event occurs after a change of control, compensation and benefits shall be determined exclusively in accordance with the employment continuation agreements described in the section below entitled "Employment Continuation Agreements".

      Upon a termination due to the death, retirement or disability of an executive, the executive will be entitled to receive: (i) the executive's salary through the end of the month during which the death, retirement or disability occurs; (ii) a pro-rata amount of the executive's annual cash incentive award;
(iii) equity rights and retirement benefits in accordance with existing arrangements; and (iv) in the case of a disability, disability benefits in accordance with existing long-term disability plans. In the event that an executive's termination is for cause or a voluntary termination by the executive, the executive will be entitled to the executive's base salary and accrued vacation through the termination date, and equity rights and retirement benefits in accordance with existing plans. A termination of the executive by the Company without cause or by the executive for good reason will entitle the executive, for the balance of the employment term, to receive: (i) the executive's base salary through the end of the month during which the termination date occurs; (ii) a pro-rata amount of the executive's annual cash incentive award; (iii) a "Termination Payment Amount" (as further described below); (iv) medical and dental benefits for the executive and the executive's family until the executive is eligible to receive comparable benefits; (v) such retirement benefits as are set forth in the executive's employment continuation agreement; and (vi) equity rights in accordance with existing plans. The executive may receive such benefits in a lump sum settlement. "Good reason" includes, among other things, a reduction in the executive's base salary, a failure of the Company to obtain in writing the assumption of the executive's employment continuation agreement prior to a change of control,

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


and in the case of Mr. D'Alessandro, a material diminution in duties. A "Termination Payment Amount" for an executive will equal the sum of: (i) the executive's base salary multiplied by the number of years remaining in the term of the agreement, plus a pro-rata amount of the executive's base salary for the remainder of the year during which the termination date occurs; (ii) the average of the annual incentive bonus award for the three years preceding the termination date or such time as the executive had been employed by the Company if less than three years multiplied by the number of full years remaining in the agreement; and (iii) an amount equal to the long-term incentive award granted to the executive in the calendar year 2000 (or equivalent) multiplied by the number of full years remaining in the agreement, reduced by the grant value of the five-year restricted stock that has or would have vested in accordance with the original vesting schedule.

      Employment Continuation Agreements. The Company has entered into agreements with each of the Named Executive Officers that provide for each executive's continued employment with the Company or, if applicable, John Hancock Life Insurance Company, for a period of three years following the occurrence of a change of control (as defined) of the Company. Under these agreements, each eligible executive's terms and conditions of employment, including rate of base salary, annual bonus opportunity, participation in long-term incentive compensation programs and benefit plans and title, position, duties and responsibilities, are not to be modified in a manner adverse to the executive following the change of control. If an eligible executive's employment is terminated by the Company within three years of a change of control without cause (as defined), or is terminated by the executive for good reason (as defined), the Company will provide the executive with certain benefits, among other things, severance in an amount equal to three times the sum of the executive's annual base salary, target annual bonus amount and long-term incentive award granted to the executive with respect to the performance period commencing in 2000 (with Mr. Bell and Mr. Benson each being entitled to a long-term incentive award equivalent to two times annual base salary). For Messrs. D'Alessandro, Moloney, Bell and Budd, good reason includes any termination by the executive during brief specified periods for one year following a change of control as described below. The severance amounts will also be payable if an executive's employment is terminated without cause (as defined) after the occurrence of certain specified events that are a prelude to a change of control, such as the commencement of a tender offer or a proxy contest or the signing of a merger agreement, and a change of control occurs within two years thereafter.

      The agreements also provide that an executive who receives severance benefits will also receive various benefits and payments otherwise earned by or owing to the executive for prior service. Such an executive will receive a pro-rated target bonus for the then current year, pro-rated long-term incentive amounts in respect of performance periods then in effect, continued participation in health, welfare and life benefit plans for up to three years from the termination date, other than for Mr. Benson, and premium payments on split-dollar policies from the date of termination. Except as noted below for Messrs. D'Alessandro, Budd, Bell and Benson, each such executive's retirement benefits will be calculated based on the service the executive would have attained or completed had the executive continued in the employ of the Company until the earlier of (1) the date the executive attains age 65 or (2) the third anniversary of termination. In the event that Mr. D'Alessandro becomes entitled to receive severance benefits under the agreement or if his employment terminates more than three years after a change of control, but under circumstances under which he would have been entitled to severance were the agreement then still in effect, his retirement benefits will be based on his highest compensation during a specified thirty-six month period and he will be deemed to have worked until the earliest age at which he could retire and immediately commence receipt of his retirement benefits without actuarial reduction for early commencement. He will also be entitled to receive the benefits customarily provided by John Hancock to its retired Chief Executive Officers. If Mr. Budd's employment terminates after a change of control for any reason other than for cause or due to his death, he will be given fifteen years service credit for purposes of his retiree medical and retiree life insurance benefits and, for purposes of the cash balance formula of the Company's pension plan, service credit of fifteen years less the number of years he is employed by the Company. Mr. Budd has the option to elect to receive in lieu of the amounts thus determined under the cash balance formula of the pension plan, the pension benefits payable for a grandfathered participant who qualifies for actuarially unreduced benefits under the pension plan. Prior to the amendment to Mr. Bell's agreement in connection with the proposed merger between the Company and Manulife (discussed below), Mr. Bell's agreement provided that if his employment terminated after a change of control for any reason, he would receive certain retiree medical benefits and monthly payments equal to $33,333 for life (half for the life of his surviving spouse), reduced by amounts expected to be paid out under his cash balance pension account. In connection with the proposed merger between the Company and Manulife, Mr. Bell agreed to forego these additional benefits to which he otherwise would have been entitled. Under Mr. Benson's agreement, as amended, he would be entitled to receive a $200,000 annual annuity benefit without regard to his age on the date of termination for the remainder of his lifetime, with this benefit guaranteed for a twenty-year period. The Company will also make additional payments to any eligible executive who incurs any excise taxes in respect of the benefits and other payments provided under the agreement or otherwise on account of the change of control (the "Covered Payments"). The additional payments will be in an amount such that, after taking into account such excise taxes and any Federal, state and local taxes, and additional excise taxes applicable to such additional payments, the executive is able to retain, before deduction of any Federal, state or local tax withheld on such Covered Payments, the amount of the Covered Payments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      In connection with entering into the merger agreement relating to the proposed merger between the Company and Manulife, the employment continuation agreements of Messrs. D'Alessandro, Moloney, Budd, Bell and Benson were each amended. These amendments (i) define the positions to be held by Messrs. D'Alessandro, Moloney, Budd and Benson with Manulife, John Hancock and John Hancock Life Insurance Company following the merger; (ii) further define certain events that would constitute "good reason" for each of the executives to terminate his employment; (iii) delay (until the first anniversary of the merger) the commencement of a 180-day period during which Messrs. D'Alessandro, Moloney, Bell and Budd may terminate their respective employment for any reason and have it deemed to be a good reason termination; (iv) eliminate the additional pension benefits to which Mr. Bell would otherwise have been entitled under his agreement; and (v) provide that Mr. Benson's annual annuity benefit is guaranteed for a 20-year period. These amendments automatically terminate if the merger agreement is terminated prior to the completion of the merger.

Pension Plan Table

      The Company provides retirement benefits to its employees under a defined benefit pension plan intended to qualify for favorable tax benefits under
Section 401(a) of the Internal Revenue Code. The Company also maintains non-qualified pension plans to provide retirement benefits that are attributable to the limitations on compensation or benefits imposed on its qualified pension plan by the Internal Revenue Code or the Federal Employee Retirement Income Security Act ("ERISA"). The amounts set forth in the table below represent the benefits that the Named Executive Officers could receive from the qualified and non-qualified pension plans based on years of plan participation and final average pay.

                                          Years of Plan Participation
                -----------------------------------------------------------------------------------
  Final Average
   Compensation      15          20           25         30          35         40           45
   ------------      --          --           --         --          --         --           --

    $  500,000  $  132,431  $  176,574  $  220,718  $  264,862  $  278,105  $  291,348  $  304,591
       750,000     199,931     266,574     333,218     399,862     419,855     439,848     459,841
     1,000,000     267,431     356,574     445,718     534,862     561,605     588,348     615,091
     1,250,000     334,931     446,574     558,218     669,862     703,355     736,848     770,341
     1,500,000     402,431     536,574     670,718     804,862     845,105     885,348     925,591
     1,750,000     469,931     626,574     783,218     939,862     986,855   1,033,848   1,080,841
     2,000,000     537,431     716,574     895,718   1,074,862   1,128,605   1,182,348   1,236,091
     2,250,000     604,931     806,574   1,008,218   1,209,862   1,270,355   1,330,848   1,391,341
     2,500,000     672,431     896,574   1,120,718   1,344,862   1,412,105   1,479,348   1,546,591
     2,750,000     739,931     986,574   1,233,218   1,479,862   1,553,855   1,627,848   1,701,841
     3,000,000     807,431   1,076,574   1,345,718   1,614,862   1,695,605   1,776,348   1,857,091
     3,250,000     874,931   1,166,574   1,458,218   1,749,862   1,837,355   1,924,848   2,012,341
     3,500,000     942,431   1,256,574   1,570,718   1,884,862   1,979,105   2,073,348   2,167,591
     3,750,000   1,009,931   1,346,574   1,683,218   2,019,862   2,120,855   2,221,848   2,322,841
     4,000,000   1,077,431   1,436,574   1,795,718   2,154,862   2,262,605   2,370,348   2,478,091
     4,250,000   1,144,931   1,526,574   1,908,218   2,289,862   2,404,355   2,518,848   2,633,341
     4,500,000   1,212,431   1,616,574   2,020,718   2,424,862   2,546,105   2,667,348   2,788,591
     4,750,000   1,279,931   1,706,574   2,133,218   2,559,862   2,687,855   2,815,848   2,943,841

      The illustrated benefits are payable in the form of a single life annuity beginning at the executive's normal retirement age (65). Actual payments from the plan are available in other annuity forms or as a lump sum payment after making required actuarial adjustments under the pension plan. Benefits payable under the plan are not subject to offset for Social Security benefits. For pension purposes, eligible compensation includes salary and ICP bonus as such items are indicated for the Named Executive Officers in the Summary Compensation Table. For this pension calculation, final average compensation (referenced in the table above) is based on the higher of the executive's average compensation paid in the 36 months immediately prior to retirement or termination, or the executive's average compensation paid in the highest 3 consecutive calendar years in the last 10 calendar years prior to retirement or termination.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      As of January 2002, the Company's pension plan converted from a final average pay defined-benefit formula as reflected above to a cash balance format. Under the cash balance plan, employees have an account balance, which is credited with quarterly pay credits (equal to 4%, for amounts up to the social security wage base, or 8%, for greater amounts, of eligible compensation) and daily interest credits. The plan interest rate is reset annually based on the yields on 10-year Treasury bonds. Benefits payable at normal retirement age (65) are determined by the value of the employee's cash balance account at their pension commencement date. Under provisions related to the conversion of the pension plan to a cash balance format that were applicable to all participating employees generally, Messrs. D'Alessandro and Moloney are eligible to receive benefits under the plan's prior final average pay formula and retirement provisions. These executives and other such "grandfathered" eligible employees will receive the larger of the benefit generated by the cash balance formula or by the prior final average pay defined benefit plan provisions at the time of retirement or termination. Since the final average pay benefit is likely to be higher at retirement than the benefit generated by their cash balance account, the table above shows the estimated annual pension benefits that would be payable to such a participant at normal retirement age, based on the prior final average pay formula. The annual benefit under the cash balance formula payable as a single life annuity beginning at age 65 for Messrs. Bell and Benson and Ms. Ford Goldfarb based on service to the Company through December 31, 2003 is $39,765, $4,553 and $75,183 respectively. The estimated annual benefits under the cash balance formula payable as a single life annuity beginning at age 65 for Messrs. Bell and Benson and Ms. Ford Goldfarb based on service to the Company from January 1, 2004 through age 65, assuming that these executives continue in the Company's employ to age 65 based on current compensation is $313,169, $116,421 and $292,219, respectively. In the case of Mr. Benson, in addition to amounts to which he would be entitled under the plan's cash balance format, he would also be entitled to an annual annuity benefit of $200,000 per year if he retires on or after age 62.

      As of February 29, 2004, the following executives had approximately the number of years of credited service indicated: Mr. D'Alessandro, 19; Mr. Bell, 2; Ms. Ford Goldfarb, 4; Mr. Moloney, 38; and Mr. Benson, 1.

Compensation Committee Interlocks and Insider Participation

      All members of the Compensation Committee - Messrs. Syron and Hawley and Ms. McHale - are independent, non-employee directors. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

      Ms. McHale is the Chief Operating Officer and President of Discovery Communications, Inc. ("Discovery"). Discovery is the obligor on $50 million of a series of 8.37% senior unsecured notes (part of a total issuance of notes in 2001 by Discovery of $700 million) held in the ordinary course of business by John Hancock Life Insurance Company, for itself and for its affiliates and managed accounts. As of February 29, 2004, the total amount outstanding under such notes held by John Hancock Life Insurance Company was $43,669,815. The largest amount outstanding under such notes from January 1, 2003 to February 29, 2004 was $46,872,788.

      Since December 31, 2003, Mr. Syron has been the Chairman and Chief Executive Officer of The Federal Home Loan Mortgage Corporation (Freddie Mac). From time to time, the Company and various of its affiliates, for themselves and for managed accounts, buy and sell in the ordinary course of business equity and debt securities of various companies including Freddie Mac. Such securities are held for investment purposes.

Compensation of Directors

      Retainer and Other Fees. The compensation for directors of the Company who are not officers or employees of the Company currently consists of a $50,000 annual retainer fee (half of which is paid in shares of common stock as described in the following paragraph) plus a $2,000 attendance fee for each Board or committee meeting attended. Committee chairpersons who are not officers or employees are also paid an additional $10,000 per year, other than the chairperson of the Audit Committee who receives an additional fee of $20,000. Members of the Audit Committee who are not the chairperson are also paid an additional $5,000 annual retainer. In years prior to 2001, a deferral account for each director was credited annually with an amount equal to one-half the annual retainer fee that was adjusted annually based on results of John Hancock Life Insurance Company for that year. In 2001 all account balances were invested in deferred stock units established by the Company. Deferred stock units, or DSUs, are obligations of the Company to pay deferred compensation in the future with a return on the amount of compensation deferred equal to the return that would occur if the deferred amount were used to purchase shares of common stock, including the reinvestment of cash dividends when paid into shares of common stock. DSUs are not convertible into another security of the Company and cannot be settled in or surrendered for shares of stock. The balance in the DSU account generally will be paid shortly following the end of the director's service on the Board subject to certain options available to the director.

      Non-Employee Directors' Long-Term Stock Incentive Plan. Under the Company's Non-Employee Directors' Long-Term Stock Incentive Plan, prior to 2003 each of the non-employee directors of the Company received annual stock option grants to

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


purchase 5,000 shares of common stock on the date of each annual stockholders meeting; provided that the Company granted each new non-employee director an option to purchase 15,000 shares of common stock upon election to the Board and such person was not eligible for an annual stock option grant during the same calendar year. All such options are exercisable for five years at a price per share equal to the fair market value of the common stock on the date of grant. Commencing in 2003, each of the non-employee directors of the Company instead receives an annual stock option or common stock award as determined by the Board. For 2003, each non-employee director received restricted stock on the date of the annual meeting of stockholders having a fair market value of $50,000 on the date of grant. Such shares were granted subject to forfeiture, prior to a change of control of the Company if, within five years of the date of grant, the director's service with the Company is terminated (other than by retirement, death or disability). The non-employee directors also receive half of each quarterly installment of the annual retainer amount established by the Board in shares of common stock rather than cash, and are entitled to receive matching grants of restricted shares of common stock (or restricted DSUs, if the director has elected to defer cash compensation) if they use all or a portion of the cash portion of their retainer for the purchase of common stock (or DSUs, if applicable) either in the open market or from the Company at the fair market value of the common stock as determined by the Compensation Committee. The number of matching shares is a percentage of the shares purchased as determined by the Board from time to time (50% for the first two quarters of 2003 and 25% thereafter). Matching shares are granted subject to forfeiture, prior to a change of control of the Company if, within three years of the date of grant the director's service with the Company is terminated (other than by retirement, death or disability) or if the director sells any of the purchased shares, subject to any incremental lapse of such restrictions over the three-year period that may in the future be provided for by the Board.

      The Company also pays premiums for long-term care insurance provided to certain of its non-employee directors and their families. In 2003, the amounts of the premiums paid for directors receiving this benefit were as follows: Mr.
Davis: $762; Mr. DeWolfe: $2,415; Mr. Fast: $1,423; Mr. Glynn: $2,087; Mr.
Popeo: $1,688; Mr. Syron: $1,525; and Mr. Tarr: $1,773.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table shows as of February 29, 2004 beneficial ownership of shares of common stock by (i) each director, (ii) each executive officer named in the Summary Compensation Table above, and (iii) all current directors and executive officers as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned by such person as set forth opposite that person's name. To the knowledge of the Company, no stockholder beneficially owned more than 5% of the common stock as of February 29, 2004.

                                                                          Shares Beneficially
Name                                                                           Owned (1)       Percentage
-----                                                                     -------------------  ----------
David F. D'Alessandro ..................................................   2,909,712 (2)          *
Wayne A. Budd ..........................................................     667,108 (3)          *
John M. Connors, Jr ....................................................     287,978 (4)          *
Robert J. Davis ........................................................      17,944 (5)          *
Richard B. DeWolfe .....................................................      19,126 (6)          *
Robert E. Fast, Esq ....................................................      23,682 (6)          *
Thomas P. Glynn ........................................................      25,956 (7)          *
Michael C. Hawley ......................................................      25,595 (6)          *
Edward H. Linde ........................................................      43,736 (6)          *
Judith A. McHale .......................................................      23,595 (6)          *
R. Robert Popeo, Esq ...................................................      33,595 (6)          *
Richard F. Syron .......................................................      26,251 (8)          *
Robert J. Tarr, Jr .....................................................      33,626 (6)          *
Michael A. Bell ........................................................   1,087,897 (9)          *
James M. Benson ........................................................     175,121 (10)         *
Maureen R. Ford Goldfarb ...............................................     848,547 (11)         *
Thomas E. Moloney ......................................................   1,064,259 (12)         *
All current directors and executive officers as a group (21 persons) ...   9,853,895 (13)       3.3%

* Represents less than 1% of the outstanding shares of common stock.

(1) Includes, where applicable, shares held in Company "401(k)" plans qualified under Section 401(a) of the Internal Revenue Code.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


(2) Mr. D'Alessandro disclaims beneficial ownership of 3,938 such shares held in trust. Includes 2,050,000 shares subject to options exercisable within 60 days of February 29, 2004 and 703,366 shares of restricted stock as to which Mr. D'Alessandro currently has no dispositive power.
(3) Mr. Budd disclaims beneficial ownership of 425 such shares held in trust. Includes 34 shares owned by Mr. Budd's spouse, 425,000 shares subject to options exercisable within 60 days of February 29, 2004 and 183,607 shares of restricted stock as to which Mr. Budd currently has no dispositive power.
(4) Mr. Connors disclaims beneficial ownership of 989 such shares held in trust. Includes 8,252 shares owned by Mr. Connors' spouse, 20,000 shares subject to options exercisable within 60 days of February 29, 2004 and 1,825 shares of restricted stock as to which Mr. Connors currently has no dispositive power.
(5) Includes 15,000 shares subject to options exercisable within 60 days of February 29, 2004 and 1,825 shares of restricted stock as to which Mr. Davis currently has no dispositive power.
(6) Includes 20,000 shares subject to options exercisable within 60 days of February 29, 2004 and 1,825 shares of restricted stock as to which the named director currently has no dispositive power.
(7) Includes 20,000 shares subject to options exercisable within 60 days of February 29, 2004 and 2,546 shares of restricted stock as to which Mr. Glynn currently has no dispositive power.
(8) Mr. Syron disclaims beneficial ownership of 1,622 such shares owned by Mr. Syron's spouse. Includes 20,000 shares subject to options exercisable within 60 days of February 29, 2004 and 1,825 shares of restricted stock as to which Mr. Syron currently has no dispositive power.
(9) Includes 1,400 shares held in a custodial account for the benefit of Mr. Bell's minor children, 17 shares held in trust, 750,000 shares subject to options exercisable within 60 days of February 29, 2004 and 314,514 shares of restricted stock as to which Mr. Bell currently has no dispositive power.
(10) Includes 150,000 shares subject to options exercisable within 60 days of February 29, 2004, and 25,000 shares of restricted stock as to which Mr. Benson currently has no dispositive power.
(11) Ms. Ford Goldfarb disclaims beneficial ownership of 2,250 such shares held by her spouse. Includes 708,851 shares subject to options exercisable within 60 days of February 29, 2004 and 65,590 shares of restricted stock as to which Ms. Ford Goldfarb currently has no dispositive power.
(12) Mr. Moloney disclaims beneficial ownership of 6,783 such shares held in trust. Includes 1,047 shares owned by Mr. Moloney's spouse, 700,000 shares subject to options exercisable within 60 days of February 29, 2004 and 272,120 shares of restricted stock as to which Mr. Moloney currently has no dispositive power.
(13) Includes (i) an aggregate of 6,918,858 shares subject to options exercisable within 60 days of February 29, 2004; (ii) an aggregate of 1,976,781 shares with respect to which the holders currently have no dispositive power; and (iii) an aggregate of 48,532 shares of restricted stock as to which beneficial ownership is disclaimed by certain executive officers and directors.

      The information required by Item 12 regarding equity compensation plans is set forth below.

                      Equity Compensation Plan Information

                                                                                                    Number of shares
                                      Number of shares to                                       remaining available for
                                        be issued upon                                         future issuance under equity
                                         exercise of            Weighted-average exercise          compensation plans
                                      outstanding options,        price of outstanding         (excluding shares reflected
         Plan Category                warrants and rights      options, warrants and rights           in column (a))
         -------------                --------------------     ----------------------------    ----------------------------

                                              (a)                          (b)                               (c)
                                         (in thousands)                                                (in thousands)

Equity compensation plans
     approved by shareholders              22,570.9                    $  34.59                           14,258.9

Equity compensation plans not
     approved by shareholders                    --                          --                                 --
                                      --------------------     ----------------------------    -----------------------------

         Total                             22,570.9                    $  34.59                           14,258.9
                                      ====================     ============================    =============================


      All outstanding stock compensation grants made prior to September 28, 2003 (and restricted stock and restricted deferred stock units granted to non-employee directors of the Company on or before December 31, 2003) vest upon the change of control that would occur upon the closing of the contemplated merger with Manulife. Pursuant to the definitive merger agreement with

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Manulife, no stock compensation grants made under the Incentive Plans subsequent to September 28, 2003 (other than restricted stock and restricted deferred stock units granted to non-employee directors of the Company on or before December 31,
2003) vest on that contemplated change in control.

Item 13. Certain Relationships and Related Transactions

      The Company uses, among other law firms, Hale and Dorr LLP ("Hale and Dorr") and Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC ("Mintz Levin"), for legal services. Mr. Popeo, a director, is a member and Chairman of Mintz Levin. Mr. Fast, a director, is Of Counsel to Hale and Dorr, but retired from the firm as a Senior Partner in 2002, and no longer participates as such in the firm's profits or management.

      Prior to enactment of the Sarbanes-Oxley Act of 2002 on July 30, 2002, the Company maintained a program under which the Company made loans available to members of the Policy Committee in connection with a stock ownership program pursuant to which such executives were to own a specified number of shares of common stock. The maximum principal amount a member of the Policy Committee was entitled to borrow under the loan program was two times his or her base salary less the aggregate of all unpaid principal loan amounts outstanding owed by such Policy Committee member. Interest on the principal amount of such loans was equal to the greater of the London Interbank Offer Rate plus 1.25%, reset every 30 days, or the applicable rate of interest established from time to time pursuant to Section 1274(d) of the Internal Revenue Code of 1986. All loans made to Policy Committee members under this program were repaid in full on March 4, 2003. The largest amount of total indebtedness outstanding under the loan program owed by the Named Executive Officers after January 1, 2003 was: Mr.
D'Alessandro: $2,227,354; and Mr. Moloney: $1,248,683. The largest aggregate amount of total indebtedness outstanding under this loan program owed by Policy Committee members other than the Named Executive Officers after January 1, 2003 was $301,549.

Item 14. Principal Accountant Fees and Services

      Ernst & Young LLP has been selected by the Board to audit the consolidated financial statements of the Company for fiscal year 2004.

      The following table sets forth the approximate aggregate fees billed by the Company's independent auditors for professional services in 2003 and 2002:

                                                      2003               2002
                                                  -----------         ----------
Audit Fees (1)                                    $10,378,348         $7,144,461
Audit-Related Fees (2)                              1,982,891          1,182,077
Tax Fees (3)                                          417,800          1,754,400
All Other Fees (4)                                     15,000                 --

----------
(1) The fees in this category were for professional services rendered in connection with (i) the audit of the Company's annual financial statements set forth in the Company's Annual Report on Form 10-K, (ii) the review of the Company's quarterly financial statements set forth in the Company's Quarterly Reports on Form 10-Q, (iii) audits of the Company's subsidiaries and separate accounts that are required by statute or regulation, and (iv) services that generally only the Company's independent auditors reasonably can provide, such as comfort letters, consents and agreed upon procedures reports.
(2) The fees in this category were for professional services rendered in connection with (i) consultations concerning financial accounting and reporting standards, (ii) internal control reviews, (iii) assistance provided in evaluating the Company's exposure to certain reinsurance arrangements, and (iv) assistance provided in the review of other auditors' work papers in connection with merger due diligence.
(3) The fees in this category were for professional services rendered in connection with tax strategy assistance and tax compliance services.
(4) The fees in this category were for professional services rendered in connection with assistance provided related to an actuarial model and process.

The Audit Committee's Policy regarding Pre-Approval of Audit and Non-Audit Services requires that all services provided by the Company's Independent Auditor be pre-approved by the Committee. Pursuant to that Policy, the Chair of the Audit Committee is authorized to act on behalf of the Committee with respect to requests for pre-approval of services to be provided by the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Independent Auditor other than the annual audit engagement services. The Chair is to report on any such approvals at the next regularly-scheduled Committee meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report.

      1. Financial Statements (See Item 8. Financial Statements and Supplementary Data)
            Report of Ernst & Young LLP, Independent Auditors
            Consolidated Financial Statements
                    Balance Sheets
                    Statements of Income
                    Statements of Changes in Shareholders' Equity and
                      Comprehensive Income
                    Statements of Cash Flows
                    Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

            Schedule I--Summary of Investments--Other Than Investments in
              Related Parties
            Schedule II--Condensed Financial Information of Registrant (Parent
              Only)
            Schedule III--Supplementary Insurance Information
            Schedule IV--Reinsurance

      Note: All other financial statement schedules are omitted because they are inapplicable.

      3. Exhibits.

Exhibit
Number                                  Description
------                                  -----------

2.1         Plan of Reorganization (1)

2.1.1 Agreement and Plan of Merger, dated as of September 28, 2003, by and among Manulife Financial Corporation, John Hancock Financial Services, Inc. and Jupiter Merger Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Manulife ("Merger Co.") (2)

2.2 Purchase and Sale Agreement between John Hancock Life Insurance Company, as seller, and Beacon Capital Strategic Partners, as purchaser, for the sale of certain John Hancock home office properties. (3).

3.1 Restated Certificate of Incorporation of John Hancock Financial Services, Inc. (1)

3.2 Amended and Restated By-Laws of John Hancock Financial Services, Inc. (As Adopted on February 11, 2002) (4)

10.1 Third Amendment dated as of July 25, 2003 to the $1,000,000,000 Credit Agreement dated as of August 3, 2000, as amended, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, JPMorgan Chase Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, The Bank of New York, as Documentation Agent (364-Day Revolver) and Wachovia Bank, National Association as Documentation Agent (364-Day Revolver), Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Bookrunners and Joint Lead Arrangers (5)

10.1.1 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and James
            M. Benson dated April 1, 2003 (11) +

10.1.2 Amendment No. 1, dated September 28, 2003, to the Employment Continuation Agreement dated April 1, 2003 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., James M. Benson and Manulife Financial Corporation. (12) +

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Exhibit
Number      Description
------      -----------

10.2 Amendment No. 1, dated September 28, 2003, to the Employment Continuation Agreement dated October 15, 2001 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., Michael A. Bell and Manulife Financial Corporation. (6) +

10.2.1 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Michael A. Bell. (7) +

10.2.2 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney. (7) +

10.2.2.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney. (3) +

10.2.2.2 Amendment No. 1, dated September 28, 2003, to the Second Amended and Restated Employment Continuation Agreement dated October 15, 2001 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., Thomas E. Moloney and Manulife Financial Corporation. (15) +

10.2.3 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro. (7) +

10.2.3.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro. (8) +

10.2.3.2 Amendment No. 1, dated September 28, 2003, to the Second Amended and Restated Employment Continuation Agreement dated October 15, 2001 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., David F. D'Alessandro and Manulife Financial Corporation. (14) +

10.2.4 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers. (7) +

10.2.5 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford (4)+

10.2.6 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters (4)+

10.2.7 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio(4)+

10.2.7.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio
            (8)+

10.2.8 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd, dated January 1, 2003 (8)+

10.2.9 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Deborah H. McAneny (8)+

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


Exhibit
Number      Description
------      -----------

10.3 Fiscal Agency Agreement, dated as of February 25, 1994 by and between John Hancock Mutual Life Insurance Company, as Issuer, and First National Bank of Boston, as Fiscal Agent(1)

10.4 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company (1)

10.5 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company (1)

10.6 Coinsurance Agreement, dated as of March 1, 1997 by and between John Hancock Mutual Life Insurance Company and UNICARE Life & Health Insurance Company (1)

10.7 Letter of Credit Agreement, dated as of January 2, 1997 by and among John Hancock Mutual LifeInsurance Company, Banks named therein and Morgan Guaranty Trust Company of New York as Issuing Bank and Agent
            (1)

10.8 Long-Term Incentive Plan for Senior Executives (as Amended and Restated Effective February 6, 2003) (8)+

10.9 Incentive Compensation Plan for Certain Senior Executives (as Amended and Restated Effective February 6, 2003) (8)+

10.10       Form of Shareholder Rights Agreement (1)

10.10.1     Amendment No. 1 to the Rights Agreement (As Adopted on March 4,
            2002) (4)

10.11 1999 Long-Term Stock Incentive Plan (As Amended and Restated as of May 14, 2001) (9)+

10.13       Deferred Compensation Plan for Non-Employee Directors (8)+

10.14       Non-Employee Directors' Long-Term Stock Incentive Plan (8)+

10.15       Deferred Compensation Plan for Executives (8)+

10.16       Deferred Equity Rights Program for Non-Employee Directors (8) +

21.1        Subsidiaries of the Registrant. (10)

23.1        Consent of Ernst & Young LLP (10)

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (10)

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (10)

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
            (10)

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
            (10)

-------------------------------------------------------------

The principal amount of debt outstanding under each instrument (excepting those listed above) defining the rights of holders of our long-term debt does not exceed ten percent (10%) of our total assets on a consolidated basis. The Company agrees to furnish the SEC, upon request, a copy of each instrument defining the rights of holders of our long-term debt.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


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

----------
(1) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.

(2) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s current report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2003, and incorporated by reference herein.

(3) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein

(4) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s annual report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein.

(5) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.

(6) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

(7) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.

(8) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s annual report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.

(9) Previously filed with John Hancock Financial Services, Inc. definitive proxy statement for the 2001 annual meeting of shareholders, and incorporated by reference herein.

(10)  Filed herewith.

(11) Previously filed as exhibit 10.2 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.

(12) Previously filed as exhibit 10.3 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

(13) Previously filed as exhibit 10.4 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

(14) Previously filed as exhibit 10.5 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

(15) Previously filed as exhibit 10.6 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

+     Management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K.

      During the Fourth Quarter of 2003 the Company filed the following Current Reports on Form 8-K:

      On October 1, 2003, the Company filed a Current Report on Form 8-K dated September 28, 2003, reporting under Item 5 thereof the Company entered into and Agreement and Plan of Merger, dated as of September 28, 2003, by and among Manulife Financial Corporation, John Hancock and Jupiter Merger Corporation, a subsidiary of Manulife.

      On October 31, 2003, the Company filed a Current Report on Form 8-K, dated October 30, 2003, reporting under Item 12 thereof the Company's operating and financial results for the third quarter of 2003.

      (c) See Item 15 (a) 3.

      (d) See Item 15 (a) 2.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                     SCHEDULE I -- SUMMARY OF INVESTMENTS --
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2003

Column A                                                              Column B      Column C       Column D
---------                                                             --------      --------       --------
                                                                                               Amount at Which
                                                                                                 Shown in the
                                                                                                 Consolidated
Type of Investment                                                     Cost(2)       Value      Balance Sheet
------------------                                                     -------       -----      -------------
                                                                                 (in millions)
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies and authorities ..   $   297.0     $   300.5       $   300.5
States, municipalities and political subdivisions .................       491.3         505.2           505.2
Foreign governments ...............................................     1,955.6       2,196.8         2,196.8
Public utilities ..................................................     4,791.3       5,160.6         5,160.6
Convertibles and bonds with warrants attached .....................       336.7         413.9           413.9
All other corporate bonds .........................................    40,455.7      42,703.7        42,703.7
Certificates of deposits ..........................................          --            --              --
Redeemable preferred stock ........................................       569.2         606.3           606.3
                                                                      ---------------------------------------
Total fixed maturity securities, available-for-sale ...............    48,896.8      51,887.0        51,887.0
                                                                      =======================================
Equity securities, available-for-sale:
Common stocks:
Public utilities ..................................................        12.8          17.2            17.2
Banks, trust and insurance companies ..............................        18.5          23.3            23.3
Industrial, miscellaneous and all other ...........................       335.0         415.1           415.1
Non-redeemable preferred stock ....................................       299.5         339.5           339.5
                                                                      ---------------------------------------
Total equity securities, available-for-sale .......................       665.8         795.1           795.1
                                                                      =======================================
Fixed maturity securities, held-to-maturity:
Bonds
United States government and government agencies and authorities ..         3.5           3.6             3.5
States, municipalities and political subdivisions .................       257.8         272.4           257.8
Foreign governments ...............................................          --            --              --
Public utilities ..................................................       142.0         142.0           142.0
Convertibles and bonds with warrants attached .....................          --            --              --
All other corporate bonds .........................................     1,095.3       1,105.0         1,095.3
Certificates of deposits ..........................................          --            --              --
Redeemable preferred stock ........................................          --            --              --
                                                                      ---------------------------------------
Total fixed maturity securities, held-to-maturity .................   $ 1,498.6     $ 1,523.0       $ 1,498.6
                                                                      =======================================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                     SCHEDULE I -- SUMMARY OF INVESTMENTS --
            OTHER THAN INVESTMENTS IN RELATED PARTIES -- (CONTINUED)
                             As of December 31, 2003

Column A                                       Column B            Column C            Column D
--------                                       --------            --------            --------
                                                                                   Amount at Which
                                                                                     Shown in the
                                                                                     Consolidated
Type of Investment                             Cost(2)              Value           Balance Sheet
------------------                             -------              -----           -------------
                                                                (in millions)
Fixed maturity securities, trading:
Bonds:
All other corporate bonds .................   $    40.7         $    42.2               $    42.2
                                              ---------------------------------------------------
Total fixed maturity securities, trading ..        40.7              42.2                    42.2
                                              ---------------------------------------------------
Equity securities, trading:
Common stocks:
Public utilities ..........................         1.0               1.2                     1.2
Banks, trust and insurance companies ......         5.4               7.2                     7.2
Industrial, miscellaneous and all other ...       428.9             440.0                   440.0
Non-redeemable preferred stock ............          --                --                      --
                                              ---------------------------------------------------
Total equity securities, trading ..........       435.3             448.4                   448.4
                                              ---------------------------------------------------
Mortgage loans on real estate, net(1) .....    13,002.2              XXXX                12,936.0
Real estate, net:
Investment properties(1) ..................       238.3              XXXX                   193.1
Acquired in satisfaction of debt(1) .......         1.9              XXXX                     1.9
Policy loans ..............................     2,117.9              XXXX                 2,117.9
Other long-term investments ...............     3,011.3              XXXX                 3,011.3
Short-term investments ....................       121.6              XXXX                   121.6
                                              ---------------------------------------------------
Total investments .........................   $70,030.4         $54,695.7               $73,053.1
                                              ===================================================

----------
(1) Difference between Column B and Column D is primarily due to valuation allowances and accumulated depreciation of real estate. See notes to the consolidated financial statements.
(2) Difference between Column B and Column C is primarily due to operating gains (losses) of investments in limited partnerships.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)
                                  BALANCE SHEET

                                                                                  December 31,
                                                                                  ------------
                                                                              2003           2002
                                                                              ----           ----
                                                                                 (in millions)
Assets
Investments:
Short-term investments .................................................   $      5.0            --
Investment in unconsolidated subsidiaries ..............................      9,045.1    $  7,003.7
                                                                           ------------------------
         Total Investments .............................................      9,050.1       7,003.7
Cash and cash equivalents ..............................................         17.6          14.6
Accounts receivable ....................................................          3.0           6.8
Dividend receivable from unconsolidated subsidiary .....................        100.0            --
Income taxes receivable ................................................         35.1            --
Other assets ...........................................................         23.4          18.9
                                                                           ------------------------
         Total Assets ..................................................   $  9,229.2    $  7,044.0
                                                                           ========================
Liabilities and Shareholders' Equity
Liabilities:
Interest payable .......................................................          2.5           2.7
Income taxes payable ...................................................           --           1.2
Dividends payable to shareholders ......................................         19.0          15.8
Other liabilities ......................................................         16.7            --
Short-term debt ........................................................        381.3         249.4
Long-term debt .........................................................        594.0         563.8
                                                                           ------------------------
         Total Liabilities .............................................      1,013.5         832.9
Shareholders' Equity:
Common stock, $.01 par value; 2.0 billion shares authorized;
  319.8 million and 317.5 million  shares issued, respectively .........          3.2           3.2
Additional paid in capital .............................................      5,174.0       5,127.9
Retained earnings ......................................................      2,318.7       1,614.0
Accumulated other comprehensive income .................................      1,788.8         523.2
Treasury stock, at cost (30.0 million shares and 29.5 million shares,
  respectively) ........................................................     (1,069.0)     (1,057.2)
                                                                           ------------------------
         Total Shareholders' Equity ....................................      8,215.7       6,211.1
                                                                           ------------------------
         Total Liabilities and Shareholders' Equity ....................   $  9,229.2    $  7,044.0
                                                                           ========================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)
                               STATEMENT OF INCOME

                                                                  Year Ended
                                                                 December 31,
                                                                 ------------
                                                             2003             2002
                                                             ----             ----
                                                                 (in millions)
Revenues
         Net investment income ...........................   $  0.2          $  0.8
         Other revenue ...................................       --             0.1
                                                             ----------------------
                 Total revenues ..........................      0.2             0.9
Benefits and expenses
         Other operating costs and expenses ..............     49.7            57.5
                                                             ----------------------
                 Total benefits and expenses .............     49.7            57.5
Loss before income taxes .................................    (49.5)          (56.6)
Income taxes .............................................    (24.0)          (25.6)
                                                             ----------------------
Net loss after taxes .....................................    (25.5)          (31.0)
Equity in the net income of unconsolidated subsidiaries ..    831.5           530.5
                                                             ----------------------
Net income ...............................................   $806.0          $499.5
                                                             ======================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)
                             STATEMENT OF CASH FLOWS

                                                                                                   Year Ended
                                                                                                  December 31,
                                                                                                  ------------
                                                                                               2003        2002
                                                                                               ----        ----
                                                                                                 (in millions)

Net income ...............................................................................   $  806.0    $  499.5
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................        1.6         0.7
     Equity in the undistributed net income of unconsolidated subsidiaries ...............     (831.5)     (530.5)
     Amounts received from unconsolidated subsidiaries related to stock option plans .....       46.1        28.6
     Decrease  in accounts receivable ....................................................        3.8        40.1
     Increase (decrease) in other assets and liabilities, net ............................       10.8        (6.1)
     Increase (decrease) in interest payable .............................................       (0.2)        0.8
     Increase in dividends payable to shareholders .......................................        3.2          --
     (Increase) decrease in income taxes receivable ......................................      (36.3)       15.4
                                                                                             --------------------
               Net cash provided by operating activities .................................        3.5        48.5
Cash flows from investing activities:
  Capital contributed to unconsolidated subsidiaries .....................................     (114.3)      (91.5)
  Dividends received from unconsolidated subsidiaries ....................................      100.0       111.0
  Purchase of short-term investments .....................................................       (5.0)         --
                                                                                             --------------------
               Net cash provided by (used in) investing activities .......................      (19.3)       19.5
Cash flows from financing activities:
  Acquisition of treasury stock ..........................................................      (11.8)     (385.0)
  Dividends paid on common stock .........................................................     (101.3)      (92.2)
  Net increase in commercial paper .......................................................      131.9       249.4
  Issuance of long-term debt .............................................................         --        65.0
                                                                                             --------------------
               Net cash provided by (used in) financing activities .......................       18.8      (162.8)
               Net increase (decrease) in cash and cash equivalents ......................        3.0       (94.8)
                                                                                             --------------------
Cash and cash equivalents at beginning of year ...........................................       14.6       109.4
                                                                                             --------------------
Cash and cash equivalents at the end of year .............................................   $   17.6    $   14.6
                                                                                             ====================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
   As of December 31, 2003, 2002 and 2001 and for each of the years then ended
                                  (in millions)

                                                                    Future Policy                     Other Policy
                                                                   Benefits, Losses,                     Claims
                                                 Deferred Policy     Claims and         Unearned       and Benefits        Premium
Segment                                         Acquisition Costs   Loss Expenses       Premiums(1)     Payable(1)         Revenue
-------                                         -----------------   -------------       -----------     ----------         -------
2003:
         Protection .........................     $ 3,118.5           $23,079.1         $   333.3       $   129.1         $ 1,963.5
         Asset Gathering ....................         634.7            10,850.8                --             0.1              35.3
         Guaranteed & Structured Financial
             Products .......................           7.8            28,343.0              73.6             2.7             466.3
         Investment Management ..............            --                  --                --              --                --
         Maritime Life ......................         456.9             6,900.5             725.5           178.7           1,011.8
         Corporate & Other ..................          83.1             1,315.3               8.0            35.6             670.8
                                                  ---------------------------------------------------------------------------------
                 Total ......................     $ 4,301.0           $70,488.7         $ 1,140.4       $   346.2         $ 4,147.7
                                                  =================================================================================
2002:
         Protection .........................     $ 2,917.2           $20,813.8         $   300.3       $   108.2         $ 1,826.0
         Asset Gathering ....................         681.2             8,952.8                --             0.1              29.3
         Guaranteed & Structured Financial
             Products .......................           8.6            27,076.6              68.6             2.9             295.9
         Investment Management ..............            --               225.0                --              --                --
         Maritime Life ......................         317.4             5,261.9             521.8            43.6             681.3
         Corporate & Other ..................          71.9             1,257.2               5.1            50.8             544.6
                                                  ---------------------------------------------------------------------------------
                 Total ......................     $ 3,996.3           $63,587.3         $   895.8       $   205.6         $ 3,377.1
                                                  =================================================================================
2001:
         Protection .........................     $ 2,743.2           $18,369.0         $   280.4       $   102.0         $ 1,688.1
         Asset Gathering ....................         616.1             6,689.4                --             0.1              74.8
         Guaranteed & Structured Financial
             Products .......................           8.8            24,401.7              65.7             4.9             899.8
         Investment Management ..............            --                  --                --              --                --
         Maritime Life ......................         292.7             5,211.7             459.5            57.7             618.4
         Corporate & Other ..................          56.6             1,607.8               3.7            98.0             570.2
                                                  ---------------------------------------------------------------------------------
                 Total ......................     $ 3,717.4           $56,279.6         $   809.3       $   262.7         $ 3,851.3
                                                  =================================================================================

----------
(1) Unearned premiums and other policy claims and benefits payable are included in these amounts.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

   As of December 31, 2003, 2002 and 2001 and for each of the years then ended
                                  (in millions)

                                                                                              Amortization of
                                                                                              Deferred Policy
                                                                             Benefits,       Acquisition Costs,
                                                                              Claims,        Excluding Amounts
                                                                            Losses, and   Related to Net Realized       Other
                                                         Net Investment      Settlement     Investment and Other      Operating
Segment                                                    Income(2)          Expenses        Gains (Losses)         Expenses(2)
-------                                                    ---------          --------        --------------         -----------
2003:
         Protection ..................................   $  1,434.4          $  2,299.9         $    211.7          $    375.1
         Asset Gathering .............................        710.1               500.7              111.4               356.8
         Guaranteed & Structured Financial Products ..      1,695.4             1,618.1                2.3                86.5
         Investment Management .......................         17.1                  --                 --                97.0
         Maritime Life ...............................        339.1             1,078.7              (14.2)              315.4
         Corporate & Other ...........................         30.9               586.9                4.3               524.9
                                                         ---------------------------------------------------------------------
                 Total ...............................   $  4,227.0          $  6,084.3         $    315.5          $  1,755.7
                                                         =====================================================================
2002:
         Protection ..................................   $  1,326.6          $  2,091.0         $    185.7          $    367.0
         Asset Gathering .............................        575.7               446.7              140.5               376.5
         Guaranteed & Structured Financial Products ..      1,715.1             1,527.8                2.2                65.9
         Investment Management .......................         15.1                  --                 --                92.1
         Maritime Life ...............................        313.0               840.2               17.5               239.8
         Corporate & Other ...........................        (11.4)              482.0                4.3               377.3
                                                         ---------------------------------------------------------------------
                 Total ...............................   $  3,934.1          $  5,387.7         $    350.2          $  1,518.6
                                                         =====================================================================
2001:
         Protection ..................................   $  1,264.7          $  1,882.2         $    182.2          $    364.3
         Asset Gathering .............................        498.5               441.6               75.0               473.8
         Guaranteed & Structured Financial Products ..      1,835.6             2,328.7                2.4                61.9
         Investment Management .......................         28.7                  --                 --                97.9
         Maritime Life ...............................        282.1               709.8               43.9               246.9
         Corporate & Other ...........................         35.3               542.4                3.3               276.8
                                                         ---------------------------------------------------------------------
                 Total ...............................   $  3,944.9          $  5,904.7         $    306.8          $  1,521.6
                                                         =====================================================================

----------
(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                           SCHEDULE IV -- REINSURANCE
   As of December 31, 2003, 2002 and 2001 and for each of the years then ended
                                  (in millions)

                                                                                                        Percentage of
                                           Gross       Ceded to Other    Assumed from          Net          Amount
                                           Amount         Companies     Other Companies      Amount     Assumed to Net
                                           ------         ---------     ---------------      ------     --------------
2003:
      Life insurance in force ........   $460,501.6      $287,432.4         75,965.3       249,034.5         30.5%
                                         ===========================================================
      Premiums:
      Life insurance .................      3,494.4           808.9            494.2         3,179.7         15.5%
      Accident and health insurance ..        777.2             8.0            198.8           968.0         20.5%
                                         -----------------------------------------------------------
              Total ..................      4,271.6           816.9            693.0         4,147.7         16.7%
                                         ===========================================================
2002:
      Life insurance in force ........   $437,358.5      $231,138.6       $ 34,544.8      $240,764.7         14.3%
                                         ===========================================================
      Premiums:
      Life insurance .................   $  3,000.3      $    718.9       $    307.3      $  2,588.7         11.9%
      Accident and health insurance ..        620.4            (4.1)           163.9           788.4         20.8%
                                         -----------------------------------------------------------
              Total ..................   $  3,620.7      $    714.8       $    471.2      $  3,377.1         14.0%
                                         ===========================================================
2001:
      Life insurance in force ........   $397,486.1      $161,341.5       $ 27,940.6      $264,085.2         10.6%
                                         ===========================================================
      Premiums:
      Life insurance .................   $  3,560.7      $    624.2       $    235.4      $  3,171.9          7.4%
      Accident and health insurance ..        529.7            44.8            194.5           679.4         28.6%
                                         -----------------------------------------------------------
              Total ..................   $  4,090.4      $    669.0       $    429.9      $  3,851.3         11.2%
                                         ===========================================================

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

                              JOHN HANCOCK FINANCIAL SERVICES, INC.


                              By:   /s/ Thomas E. Moloney
                                    --------------------------------------
                                    Thomas E. Moloney
                                    Senior Executive Vice President and Chief
                                    Financial Officer

                              Date: March 5, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Signature                                  Title                                  Date
       ---------                                  -----                                  ----

/s/ DAVID F. D'ALESSANDRO          Chairman, President, Chief Executive Officer       March 5, 2004
-------------------------          and Director (Principal Executive Officer)
David F. D'Alessandro

/s/ THOMAS E. MOLONEY              Senior Executive Vice President and Chief          March 5, 2004
---------------------              Financial Officer (Principal Financial
Thomas E. Moloney                  and Accounting Officer)

/s/ WAYNE A. BUDD                  Executive Vice President, General Counsel          March 5, 2004
-----------------                  and Director
Wayne A. Budd

/s/ JOHN M. CONNORS, JR.           Director                                           March 5, 2004
------------------------
John M. Connors, Jr.

/s/ ROBERT E. FAST                 Director                                           March 5, 2004
------------------
Robert E. Fast

/s/ RICHARD B. DEWOLFE             Director                                           March 5, 2004
----------------------
Richard B. DeWolfe

/s/ THOMAS P. GLYNN                Director                                           March 5, 2004
-------------------
Thomas P. Glynn

/s/ MICHAEL C. HAWLEY              Director                                           March 5, 2004
---------------------
Michael C. Hawley

/s/ EDWARD H. LINDE                Director                                           March 5, 2004
-------------------
Edward H. Linde

/s/ JUDITH A. MCHALE               Director                                           March 5, 2004
--------------------
Judith A. McHale

/s/ R. Robert Popeo                Director                                           March 5, 2004
-------------------
R. Robert Popeo

/s/ Richard F. Syron               Director                                           March 5, 2004
--------------------
Richard F. Syron

/s/ Robert J. Tarr, Jr.            Director                                           March 5, 2004
-----------------------
Robert J. Tarr, Jr.

/s/ Robert J. Davis                Director                                           March 5, 2004
-------------------
Robert J. Davis