Form 10-Q
period 2004-03-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2004-05-07
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

      As of May 3, 2004 there were outstanding 1,000 shares of common stock, $0.01 par value, of the registrant, all of which were owned by Manulife Financial Corporation.

                            Reduced Disclosure Format

      Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,
                                                                                   2004       December 31,
                                                                                (Unaudited)       2003
                                                                                ---------------------------
                                                                                      (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: March 31-- $1,479.9; December 31--$1,523.0) ...............     $  1,456.7     $  1,498.6
   Available-for-sale--at fair value
   (cost: March 31--$51,154.7; December 31--$48,896.8) ....................       54,954.1       51,887.0
   Trading securities--at fair value
   (cost: March 31--$41.6; December 31-- $40.7) ...........................           41.6           42.2
Equity securities:
   Available-for-sale--at fair value
   (cost: March 31--$623.9; December 31--$665.8) ..........................          759.8          795.1
   Trading securities--at fair value
   (cost: March 31--$485.2; December 31--$435.3) ..........................          485.6          448.4
Mortgage loans on real estate .............................................       12,836.2       12,936.0
Real estate ...............................................................          191.4          195.0
Policy loans ..............................................................        2,112.1        2,117.9
Short-term investments ....................................................           97.6          121.6
Other invested assets .....................................................        3,288.3        3,011.3
                                                                                ----------     ----------

   Total Investments ......................................................       76,223.4       73,053.1

Cash and cash equivalents .................................................        2,744.5        3,121.6
Accrued investment income .................................................          816.9          756.0
Premiums and accounts receivable ..........................................          328.2          273.6
Deferred policy acquisition costs .........................................        4,327.2        4,301.0
Reinsurance recoverable ...................................................        2,194.4        2,095.5
Other assets ..............................................................        3,904.8        3,983.5
Separate account assets ...................................................       23,793.7       24,121.9
                                                                                ----------     ----------

   Total Assets ...........................................................     $114,333.1     $111,706.2
                                                                                ==========     ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                 March 31,
                                                                                    2004        December 31,
                                                                                (Unaudited)         2003
                                                                                ----------------------------
                                                                                       (in millions)
Liabilities and Shareholders' Equity
Future policy benefits ....................................................     $ 47,556.7      $ 45,609.6
Policyholders' funds ......................................................       22,995.7        22,728.1
Consumer notes ............................................................        1,825.1         1,550.4
Unearned revenue - Note 1 .................................................          438.2         1,140.4
Unpaid claims and claim expense reserves ..................................          283.5           346.2
Dividends payable to policyholders ........................................          603.0           600.6
Short-term debt ...........................................................          235.8           485.3
Long-term debt ............................................................        1,416.7         1,410.0
Income taxes ..............................................................        2,169.9         1,813.4
Other liabilities .........................................................        3,739.3         3,524.2
Separate account liabilities ..............................................       23,793.7        24,121.9
                                                                                ----------      ----------

      Total Liabilities ...................................................      105,057.6       103,330.1

Minority interests ........................................................          160.4           160.4

Commitments and contingencies - Note 4

Shareholders' Equity
Common stock, $.01 par value; 2.0 billion shares authorized;
   325.3 million and 319.8 million shares issued, respectively ............            3.3             3.2
Additional paid in capital ................................................        5,346.0         5,174.0
Retained earnings .........................................................        2,573.2         2,318.7
Accumulated other comprehensive income ....................................        2,263.9         1,788.8
Treasury stock, at cost (30.0 million and 30.0 million
   shares, respectively) ..................................................       (1,071.3)       (1,069.0)
                                                                                ----------      ----------

   Total Shareholders' Equity .............................................        9,115.1         8,215.7
                                                                                ----------      ----------

   Total Liabilities and Shareholders' Equity .............................     $114,333.1      $111,706.2
                                                                                ==========      ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              2004           2003
                                                                                           ------------------------
                                                                                                 (in millions)
Revenues
   Premiums ..........................................................................     $ 1,059.8      $   833.7
   Universal life and investment-type product fees ...................................         269.2          202.4
   Net investment income .............................................................       1,105.4        1,029.3
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contract holders and the policyholder dividend
     obligation ($1.0 and $(49.2), respectively) .....................................         (41.2)          62.6
   Investment management revenues, commissions and other fees ........................         143.2          125.1
   Other revenue .....................................................................          74.6           73.2
                                                                                           ------------------------

   Total revenues ....................................................................       2,611.0        2,326.3

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation
     ($18.3 and $(42.7), respectively) ...............................................       1,607.7        1,357.0
   Other operating costs and expenses ................................................         470.0          393.7
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses)
     ($(17.3) and $(6.5), respectively) ..............................................         119.4           79.9
   Dividends to policyholders ........................................................         121.2          137.8
                                                                                           ------------------------

   Total benefits and expenses .......................................................       2,318.3        1,968.4
                                                                                           ------------------------

Income before income taxes ...........................................................         292.7          357.9
Income taxes .........................................................................          75.2          104.7
                                                                                           ------------------------

Net income before cumulative effect of accounting change .............................         217.5          253.2
Cumulative effect of accounting change, net of tax--Note 1 ...........................          37.0             --
                                                                                           ------------------------

Net income ...........................................................................     $   254.5      $   253.2
                                                                                           ========================

Basic earnings per common share:
Income before cumulative effect of accounting change .................................     $    0.75      $    0.88
Cumulative effect of accounting change ...............................................          0.13             --
                                                                                           ------------------------
Net income ...........................................................................     $    0.88      $    0.88
                                                                                           ------------------------
Diluted earnings per common share:
Income before cumulative effect of accounting change .................................     $    0.74      $    0.88
Cumulative effect of accounting change ...............................................          0.13             --
                                                                                           ------------------------
Net income ...........................................................................     $    0.87      $    0.88
                                                                                           ------------------------

Share data:
Weighted-average shares used in basic earnings
   per common share calculations .....................................................         290.0          287.4
     Dilutive securities:
     Stock options ...................................................................           2.3            0.9
     Non-vested stock ................................................................           0.6             --
                                                                                           ------------------------
Weighted-average shares used in diluted earnings
   per common share calculations .....................................................         292.9          288.3
                                                                                           ------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                    Additional            Accumulated Other                 Total
                                            Common   Paid In    Retained    Comprehensive    Treasury   Shareholders'  Outstanding
                                            Stock    Capital    Earnings    Income (Loss)      Stock       Equity         Shares
                                          ------------------------------------------------------------------------------------------
                                                              (in millions, except outstanding share data in thousands)

Balance at January 1, 2003............... $ 3.2     $5,127.9    $1,614.0     $  523.2       $(1,057.2)    $6,211.1       287,978.6

Options exercised........................                2.2                                                   2.2           153.0
Restricted stock issued..................               11.4                                                  11.4         1,245.5
Issuance of shares for board
   compensation..........................                0.1                                                   0.1             2.2
Treasury stock acquired..................                                                       (11.6)       (11.6)         (414.8)
Comprehensive income:
   Net income............................                          253.2                                     253.2

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                       277.1                        277.1
   Net accumulated gains (losses)
     on cash flow hedges.................                                         6.0                          6.0
   Foreign currency translation
     adjustment..........................                                        44.3                         44.3
   Minimum pension liability.............                                         1.5                          1.5
                                                                                                           ---------
Comprehensive income.....................                                                                    582.1
                                          ------------------------------------------------------------------------------------------

Balance at March 31, 2003................ $ 3.2     $5,141.6    $1,867.2     $  852.1       $(1,068.8)    $6,795.3       288,964.5
                                          ==========================================================================================

Balance at January 1, 2004............... $ 3.2     $5,174.0    $2,318.7     $1,788.8       $(1,069.0)    $8,215.7       289,788.4

Options exercised........................   0.1        165.0                                                 165.1         5,215.4
Restricted stock issued..................                6.9                                                   6.9           328.3
Forfeitures of restricted stock..........                                                                                     (0.3)
Issuance of shares for board
   compensation..........................                0.1                                                   0.1             2.2
Treasury stock acquired..................                                                       (2.3)         (2.3)          (56.0)
Comprehensive income:
   Net income............................                          254.5                                     254.5

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                       385.6                        385.6
   Net accumulated gains (losses)
     on cash flow hedges.................                                        99.8                         99.8
   Foreign currency translation
     adjustment..........................                                       (10.8)                       (10.8)

   Minimum pension liability.............                                         0.5                          0.5
                                                                                                           ---------
Comprehensive income.....................                                                                    729.6
                                          ------------------------------------------------------------------------------------------

Balance at March 31, 2004................ $ 3.3     $5,346.0    $2,573.2     $2,263.9       $(1,071.3)    $9,115.1      295,278.0
                                          ==========================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                              2004          2003
                                                                                            ----------------------
                                                                                                (in millions)
Cash flows from operating activities:
   Net income .........................................................................     $  254.5      $  253.2
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount - fixed maturities ......................................         (2.3)        (17.4)
     Net realized investment and other (gains) losses .................................         41.2         (62.6)
     Change in accounting principle ...................................................        (37.0)           --
     Change in deferred policy acquisition costs ......................................        (45.8)       (115.3)
     Depreciation and amortization ....................................................         20.7          16.2
     Net cash flows from trading securities ...........................................        (36.6)         (1.5)
     (Increase)decrease in accrued investment income ..................................        (60.9)         12.8
     Increase in premiums and accounts receivable .....................................        (54.6)        (19.4)
     (Increase)decrease in other assets and other liabilities, net ....................        (13.3)         39.5
     Increase in policy liabilities and accruals, net .................................        478.5         368.1
     Increase in income taxes .........................................................         90.7          85.8
                                                                                            ----------------------

       Net cash provided by operating activities ......................................        635.1         559.4

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ..............................................      1,952.9       2,773.2
     Equity securities available-for-sale .............................................        111.6          42.6
     Real estate ......................................................................          8.2           4.5
     Home office properties ...........................................................           --         887.6
     Short-term investments and other invested assets .................................         79.9          56.9
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity ................................................         36.5          83.4
     Fixed maturities available-for-sale ..............................................      1,072.8       1,035.7
     Short-term investments and other invested assets .................................         51.0         200.5
     Mortgage loans on real estate ....................................................        564.6         217.4
   Purchases of:
     Fixed maturities held-to-maturity ................................................           --          (2.0)
     Fixed maturities available-for-sale ..............................................     (3,994.4)     (5,085.9)
     Equity securities available-for-sale .............................................        (81.6)        (36.0)
     Real estate ......................................................................         (2.4)         (9.8)
     Short-term investments and other invested assets .................................       (317.8)       (371.3)
     Mortgage loans on real estate issued .............................................       (438.1)       (402.3)
   Other, net .........................................................................         87.6         (47.3)
                                                                                            ----------------------

       Net cash used in investing activities ..........................................       (869.2)       (652.8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                              2004          2003
                                                                                            ----------------------
                                                                                                (in millions)
Cash flows from financing activities:
   Acquisition of treasury stock ......................................................     $    (2.3)   $   (11.6)
   Universal life and investment-type contract deposits ...............................       1,868.2      2,873.4
   Universal life and investment-type contract maturities and withdrawals .............      (2,119.9)    (1,844.2)
   Issuance of consumer notes .........................................................         274.7        201.8
   Increase in bank deposits ..........................................................          96.3           --
   Issuance of short term debt ........................................................            --         70.4
   Repayment of short-term debt .......................................................         (37.9)       (75.3)
   Issuance of long-term debt .........................................................           0.2           --
   Repayment of long-term debt ........................................................          (0.9)        (2.6)
   Net increase (decrease) in commercial paper ........................................        (221.4)        10.6
                                                                                            ----------------------

       Net cash (used in) provided by financing activities ............................        (143.0)     1,222.5
                                                                                            ----------------------

       Net (decrease) increase in cash and cash equivalents ...........................        (377.1)     1,129.1

       Cash and cash equivalents at beginning of period ...............................       3,121.6      1,190.6
                                                                                            ----------------------

       Cash and cash equivalents at end of period .....................................     $ 2,744.5    $ 2,319.7
                                                                                            ======================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Financial Services, Inc. (JHFS or the Company) is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. On April 28, 2004, the Company completed its merger agreement with Manulife Financial Corporation (Manulife) and as of the close of business JHFS common stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Commencing on April 28, 2004, the Company now operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2003 included in the Company's Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K). The Company's financial statements, news releases, and other information are available on the internet at www.jhancock.com, under the link labeled "Investor Relations." In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.

The balance sheet at December 31, 2003, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Acquisition / Disposal Activity

The acquisition described under the table below was recorded under the purchase method of accounting and, accordingly, the operating results of the acquired business have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the purchase price over the estimated fair values recorded as goodwill. This acquisition was made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue, net income and earnings per share for the periods indicated, to demonstrate the proforma effect of the acquisitions and of the disposal as if they occurred on January 1, 2003.

                                                          Three Months Ended March 31,
                                              2004                           2003
                                            Proforma         2004          Proforma          2003
                                          --------------------------------------------------------
                                                  (in millions, except per share amounts)
      Revenue.........................    $2,611.0        $2,611.0        $2,548.0        $2,326.3

      Net income......................      $254.5          $254.5          $264.5          $253.2

      Earnings per share..............       $0.87           $0.87           $0.92           $0.88

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Acquisition:

On July 8, 2003, The Maritime Life Assurance Company (Maritime Life), a majority owned Canadian subsidiary of the Company, completed its purchase of the insurance business of Liberty Health, a Canadian division of US-based Liberty Mutual Insurance Company, through a reinsurance agreement for approximately $97.5 million. Through the agreement, Maritime Life assumed the entire business of Liberty Health, including its group life, group disability and group health divisions, as well as its individual health insurance business. The agreement is subject to certain contingencies currently being negotiated that will impact the ultimate determination of goodwill and value of business acquired intangible assets. There was no impact on the Company's results of operations from the acquired insurance business during the first six months of 2003.

Disposal:

On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company ceded all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003, and closed November 4, 2003. There was no impact on the Company's results of operations from the disposed operations during the first three months of 2003.

Stock-Based Compensation

 For stock option grants made to employees prior to January 1, 2003, the Company applied the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which resulted in no compensation expense recognized for these stock option grants to employees. Prior to January 1, 2003 the Company recognized compensation expense at the time of the grant or over the vesting period for grants of non-vested stock to employees and non-employee board members and grants of stock options to non-employee general agents and has continued this practice. All options granted under those plans had an exercise price equal to the market value of the Company's common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect of which is to record compensation expense for grants made subsequent to this date. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                  2004          2003
                                                                                -------       -------
                                                                          (in millions, except per share data)
      Net income, as reported ...........................................       $ 254.5       $ 253.2
      Add: Stock-based employee compensation expense included in
         reported net income, net of related tax effects ................           3.9           0.6
      Deduct: Total stock-based employee compensation expense
         determined under fair value method for all awards, net of
         related tax effects ............................................           5.8           9.8
                                                                                -------       -------
      Pro forma net income ..............................................       $ 252.6       $ 244.0
                                                                                =======       =======
      Earnings per share
      Basic:
            As reported .................................................       $  0.88       $  0.88
            Pro forma ...................................................          0.87          0.85
      Diluted:
            As reported .................................................          0.87          0.88
            Pro forma ...................................................          0.86          0.85

Recent Accounting Pronouncements

FASB Interpretation No. 46 (revised December 2003) - Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

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

Controlling financial interests of a VIE are defined as exposure of a party to the VIE to a majority of either the expected variable losses or expected variable returns of the VIE, or both. Such party is the primary beneficiary of the VIE and FIN 46R requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46R also requires certain disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46R applied at December 31, 2003 for entities considered to be special purpose entities (SPEs), and applied at March 31, 2004 for non-SPE entities.

The Company categorized its FIN 46R consolidation candidates into three categories- 1) collateralized debt obligation funds it manages (CDO funds or
CDOs), which are SPEs, 2) low-income housing properties (the Properties) which are not SPEs, and 3) assorted other entities (Other Entities) which are not SPEs. The Company has determined that it should not consolidate any of the CDO funds, Properties or Other Entities, therefore the adoption of FIN 46R had no impact on the Company's consolidated financial position, results of operations or cash flows.

Additional liabilities recognized as a result of consolidating any VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, additional assets recognized as a result of consolidating VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

Refer to Note 3--Relationships with Variable Interest Entities for a more complete discussion of the Company's significant relationships with VIEs, their assets and liabilities, and the Company's maximum exposure to loss as a result of its involvement with them.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts

On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits, and sales inducements to contractholders.

The Company adopted SOP 03-1 on January 1, 2004, which resulted in an increase in shareholders' equity of $40.5 million (net of tax of $21.1 million). The Company recorded an increase in net income of $37.0 million (net of tax of $19.3 million) and an increase in other comprehensive income of $3.5 million (net of tax of $1.8 million) which were recorded as the cumulative effects of an accounting change, on January 1, 2004. In addition, in conjunction with the adoption of SOP 03-1 the Company reclassified $933.8 million in separate account assets and liabilities to the appropriate general account balance sheet accounts.

Note 2 -- Segment Information

The Company operates in the following six business segments: two segments primarily serve domestic retail customers, two segments serve primarily domestic institutional customers, one segment serves primarily Canadian retail and group customers and our sixth segment is the Corporate and Other Segment, which includes our remaining international operations, the corporate account and run-off from several discontinued business lines. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. Our Maritime Life Segment consists primarily of the financial results of our Canadian operating subsidiary, Maritime Life. For additional information about the Company's business segments, please refer to the Company's 2003 Form 10-K.

The following table summarizes selected financial information by segment for the periods and dates indicated, and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block see Note 5 - Closed Block in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2003 Form 10-K.

Amounts reported as segment adjustments in the tables below primarily relate to:

      (i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs, amounts credited to participating pension contractholder accounts and policyholder dividend obligation (this adjustment for net realized investment and other gains (losses) excludes gains and losses from mortgage securitizations because management views these gains and losses as an integral part of the core business of those operations),

      (ii)  cumulative effect of accounting change.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                           Asset                 Investment    Maritime    Corporate
                                            Protection   Gathering     G&SFP     Management      Life      and Other   Consolidated
                                            ----------------------------------------------------------------------------------------
                                                                                 (in millions)
As of or for the three months ended
March 31, 2004
Revenues:
   Revenues from external customers ......  $   636.5   $   133.3    $   104.3    $   26.2    $   398.4     $  250.9     $  1,549.6
   Net investment income .................      368.0       177.9        408.8         1.6         94.8         54.3        1,105.4
   Inter-segment revenues ................         --         0.3          0.2         4.8           --         (5.3)            --
                                            ----------------------------------------------------------------------------------------
   Segment revenues ......................    1,004.5       311.5        513.3        32.6        493.2        299.9        2,655.0
   Net realized investment and other
     gains (losses), net .................       20.1        (7.1)       (87.1)         --          3.7         26.4          (44.0)
                                            ----------------------------------------------------------------------------------------
   Revenues ..............................  $ 1,024.6   $   304.4    $   426.2    $   32.6    $   496.9     $  326.3     $  2,611.0
                                            ========================================================================================
Net Income:
   Segment after-tax operating income ....  $    81.5   $    38.8    $    76.8    $    3.6    $    25.7     $   19.0     $    245.4
   Net realized investment and other
     gains (losses), net .................       12.8        (4.5)       (55.7)         --          2.9         16.6          (27.9)
   Cumulative effect of accounting
     change, net of tax ..................       (0.9)       (2.7)         0.4          --         41.3         (1.1)          37.0
                                            ----------------------------------------------------------------------------------------
   Net income ............................  $    93.4   $    31.6    $    21.5    $    3.6    $    69.9     $   34.5     $    254.5
                                            ========================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..  $     8.5   $     3.0    $     9.9    $    0.4    $     0.6     $   41.8     $     64.2
   Carrying value of investments
     accounted for under the equity
     method ..............................      441.8       230.5        591.1        12.9         14.4        745.1        2,035.8
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................       69.0        41.1          0.5          --          5.8          3.0          119.4
   Segment assets ........................  $37,397.0   $18,962.9    $37,579.2    $2,260.2    $14,790.5     $3,343.3     $114,333.1

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Segment Information - (Continued)

                                                      Asset                  Investment    Maritime    Corporate
                                        Protection   Gathering      G&SFP    Management      Life      and Other   Consolidated
                                        ---------------------------------------------------------------------------------------
                                                                             (in millions)
As of or for the three months
ended March 31, 2003
Revenues:
   Revenues from external customers ..  $   570.9    $   135.6    $    49.0    $   22.0    $   268.4   $  190.0    $  1,235.9
   Net investment income .............      347.9        166.0        431.4         4.2         84.5       (4.7)      1,029.3
   Inter-segment revenues ............         --          0.3           --         6.4           --       (6.7)           --
                                        -------------------------------------------------------------------------------------
   Segment revenues ..................      918.8        301.9        480.4        32.6        352.9      178.6       2,265.2
   Net realized investment and
     other gains (losses), net .......      (31.2)       (37.7)      (135.9)         --          4.3      261.6          61.1
                                        -------------------------------------------------------------------------------------
   Revenues ..........................  $   887.6    $   264.2    $   344.5    $   32.6    $   357.2   $  440.2    $  2,326.3
                                        =====================================================================================
Net Income:
   Segment after-tax operating
     income ..........................  $    74.3    $    40.0    $    85.8    $    5.6    $    20.2   $  (11.8)   $    214.1
   Net realized investment and
     other gains (losses) ............      (19.9)       (24.1)       (85.9)         --          2.0      167.0          39.1
                                        -------------------------------------------------------------------------------------
   Net income ........................  $    54.4    $    15.9    $    (0.1)   $    5.6    $    22.2   $  155.2    $    253.2
                                        =====================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity
     method ..........................  $     5.2    $     2.1    $     7.9    $   (0.1)          --   $    0.2    $     15.3
   Carrying value of investments
     accounted for by the equity
     method ..........................      256.0        157.7        440.4        11.2           --      699.5       1,564.8
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ........................       40.9         33.9          0.5          --    $     3.4        1.2          79.9
   Segment assets ....................  $32,231.6    $17,264.4    $35,071.3    $2,389.8    $11,085.1   $3,504.4    $101,546.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities

The Company has relationships with various types of special purpose entities
(SPEs) and other entities, some of which are variable interest entities (VIEs), in accordance with FIN 46R, as discussed in Note 1--Summary of Significant Accounting Policies above. Presented below are discussions of the Company's significant relationships with them, the Company's conclusions about whether the Company should consolidate them, and certain summarized financial information for them. As explained in Note 1--Summary of Significant Accounting Policies above, additional liabilities recognized as a result of consolidating any VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. These additional liabilities would be non-recourse to the general assets of the Company. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

Collateralized Debt Obligation Funds (CDOs). Since 1996, the Company has acted as investment manager to certain asset backed investment vehicles, commonly known as collateralized debt obligation funds (CDOs). The Company also invests in the debt and/or equity of these CDOs, and in the debt and/or equity of CDOs managed by others. CDOs raise capital by issuing debt and equity securities, and use their capital to invest in portfolios of interest bearing securities. The returns from a CDO's portfolio of investments are used by the CDO to finance its operations including paying interest on its debt and paying advisory fees and other expenses. Any net income or net loss is shared by the CDO's equity owners and, in certain circumstances where the Company manages the CDO, positive investment experience is shared by the Company through variable performance management fees. Any net losses in excess of the CDO equity are borne by the debt owners in ascending order of subordination. Owners of securities issued by CDOs that are managed by the Company have no recourse to the Company's assets in the event of default by the CDO. The Company's risk of loss from any CDO it manages, or in which it invests, is limited to its investment in the CDO.

In accordance with previous consolidation accounting principles (now superceded by FIN 46R), the Company formerly consolidated a CDO only if the Company owned a majority of the CDO's equity. The Company is now required to consolidate a CDO when, in accordance with FIN 46R, the CDO is deemed to be a VIE, and the Company is deemed to be the primary beneficiary of the CDO. For those CDOs which are not deemed to be VIEs, the Company determines its consolidation status by considering the control relationships among the equity owners of the CDOs. The Company has determined whether each CDO should be considered a VIE, and while most are VIEs, some are not. The Company has determined that it is not the primary beneficiary of any CDO which is a VIE, and for those that are not VIEs, the Company also does not have controlling financial interests. Therefore, the Company will not use consolidation accounting for any of the CDOs which it manages.

The Company believes that its relationships with its managed CDOs are collectively significant, and accordingly provides, in the tables below, summary financial data for all these CDOs and data relating to the Company's maximum exposure to loss as a result of its relationships with them. The Company has determined that it is not the primary beneficiary of any CDO in which it invests and does not manage and thus will not be required to consolidate any of them, and considers that its relationships with them are not collectively significant, therefore the Company has not disclosed data for them. Credit ratings are provided by nationally recognized credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested.

                                                       March 31,    December 31,
                                                         2004          2003
                                                       -------------------------
                                                            (in millions)
Total size of Company-Managed CDOs

Total assets .................................         $4,891.1      $4,922.2
                                                       ========      ========

Total debt ...................................         $4,188.4      $4,158.2
Total other liabilities ......................            600.7         712.0
                                                       --------      --------
Total liabilities ............................          4,789.1       4,870.2
Total equity .................................            102.0          52.0
                                                       --------      --------
Total liabilities and equity .................         $4,891.1      $4,922.2
                                                       ========      ========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities - (Continued)

Maximum exposure of the Company to losses                 March 31,          December 31,
From Company-Managed CDOs                                   2004                2003
                                                     ------------------------------------
                                                        (in millions, except percents)
Investment in tranches of Company managed CDOs,
by credit rating (Moody's/Standard & Poors):
Aaa/AAA ..........................................   $192.3     34.9%     $201.0     35.6%
Aa1/AA+ ..........................................     74.8     13.6        75.7     13.4
Baa2/BBB .........................................    217.9     39.6       218.0     38.8
B2 ...............................................      8.2      1.5         8.0      1.4
B3/B- ............................................     12.9      2.3          --       --
Caa1/CCC+ ........................................       --       --        13.2      2.3
Not rated (equity) ...............................     44.8      8.1        48.1      8.5
                                                     ------   ------      ------   ------
Total Company exposure ...........................   $550.9    100.0%     $564.0    100.0%
                                                     ======   ======      ======   ======

Low-Income Housing Properties. Since 1995, the Company has generated income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company initially invested in the Properties directly, but primarily invests indirectly via limited partnership real estate investment funds (the Funds), which are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property.

The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies, or by Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties. The Company's maximum loss in relation to the Properties is limited to its equity investment in the Properties, future equity commitments made, and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties, and outstanding mortgage commitments the Company has made to the Properties. The Company receives Federal income tax credits in recognition of its investment in each of the Properties for a period of ten years and in some cases, the Company receives distributions from the Properties which are based on a portion of the Property cash flows.

The Company has determined that it is not the primary beneficiary of any Property, so the Company will not use consolidation accounting for any of them. The Company believes that its relationships with the Properties are significant, and accordingly, the disclosures in the tables below are provided. The tables below present summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of its relationships with them.

                                                         March 31,  December 31,
                                                           2004        2003
                                                         -----------------------
                                                             (in millions)
Total size of the Properties (1)

Total assets ...................................          $982.7      $982.7
                                                          ======      ======

Total debt .....................................           576.3       576.3
Total other liabilities ........................           116.6       116.6
                                                          ------      ------
Total liabilities ..............................           692.9       692.9
Total equity ...................................           289.8       289.8
                                                          ------      ------
Total liabilities and equity ...................          $982.7      $982.7
                                                          ======      ======

(1) Property level data reported above is reported with six and three month delays, respectively due to the delayed availability of financial statements of the Funds.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Relationships with Variable Interest Entities - (Continued)

                                                                    March 31,  December 31,
                                                                      2004         2003
                                                                    -----------------------
                                                                         (in millions)

Maximum exposure of the Company to losses from the Properties

Equity investment in the Properties (1) .........................    $291.0      $291.0
Outstanding equity capital commitments to the Properties ........      97.7       108.2
Carrying value of mortgages for the Properties ..................      65.0        62.8
Outstanding mortgage commitments to the Properties ..............       2.7         5.1
                                                                     ------      ------
Total Company exposure ..........................................    $456.4      $467.1
                                                                     ======      ======

(1) Equity investment in the Properties above is reported with six and three month delays, respectively, due to the delayed availability of financial statements of the Funds.

Other Entities. The Company has investment relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their debt and/or equity. This category includes energy investment partnerships, investment funds organized as limited partnerships, and businesses which have undergone debt restructurings and reorganizations and other. The Company has determined that for each of these Other Entities which are VIEs, the Company is not the primary beneficiary, and should not use consolidation accounting for them. The Company believes that its relationships with the Other Entities are not significant, and is accordingly no longer providing summary financial data for them, or data relating to the Company's maximum exposure to loss as a result of its relationships with them. These potential loses are generally limited to amounts invested and are included on the Company's consolidated balance sheets in appropriate investment categories.

Note 4 -- Commitments and Contingencies

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of March 31, 2004, would not be material.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Commitments and Contingencies - (Continued)

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

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of March 31, 2004. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position, results of operations or liquidity of the Company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Closed Block

In connection with the Company's plan of reorganization for its demutualization and initial public offering, the Company created a closed block for the benefit of policies included therein. Additional information regarding the creation of the closed block and relevant accounting issues is contained in the notes to consolidated financial statements of the Company's 2003 Form 10-K. The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated.

                                                                               March 31,    December 31,
                                                                                 2004           2003
                                                                               -------------------------
                                                                                      (in millions)
Liabilities
Future policy benefits ....................................................    $10,703.6     $10,690.6
Policyholder dividend obligation ..........................................        524.8         400.0
Policyholders' funds ......................................................      1,510.9       1,511.9
Policyholder dividends payable ............................................        413.5         413.1
Other closed block liabilities ............................................        109.6          37.4
                                                                               -----------------------
   Total closed block liabilities .........................................    $13,262.4     $13,053.0
                                                                               -----------------------

Assets
Investments:
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: March 31--$61.2; December 31--$69.6) ....................    $    61.2     $    66.0
   Available-for-sale--at fair value
     (cost: March 31--$6,014.4; December 31--$5,847.6) ....................      6,554.7       6,271.1
Equity securities:
   Available-for-sale--at fair value
     (cost: March 31--$8.7 December 31--$9.1) .............................          8.9           9.1
Mortgage loans on real estate .............................................      1,556.3       1,577.9
Policy loans ..............................................................      1,549.7       1,554.0
Short-term investments ....................................................           --           1.2
Other invested assets .....................................................        296.4         230.6
                                                                               -----------------------
   Total investments ......................................................     10,027.2       9,709.9

Cash and cash equivalents .................................................        162.9         248.3
Accrued investment income .................................................        148.3         145.1
Other closed block assets .................................................        306.0         308.6
                                                                               -----------------------
   Total closed block assets ..............................................    $10,644.4     $10,411.9
                                                                               -----------------------

Excess of reported closed block liabilities over assets
   designated to the closed block .........................................    $ 2,618.0     $ 2,641.1
                                                                               -----------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of ($189.0)
     million and ($148.0) million at March 31 and December 31,
     respectively .........................................................        351.1         275.3
   Allocated to the policyholder dividend obligation, net of tax of
     $188.0 million and $148.1 million at  March 31 and December 31,
     respectively .........................................................       (349.1)       (275.1)
                                                                               -----------------------
       Total ..............................................................          2.0           0.2
                                                                               -----------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities .................................................    $ 2,620.0     $ 2,641.3
                                                                               =======================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Closed Block - (Continued)

                                                                               March 31,  December 31,
                                                                                 2004        2003
                                                                               -----------------------
                                                                                    (in millions)
Changes in the policyholder dividend obligation:
   Balance at beginning of period..............................................$  400.0      $  288.9
     Impact on net income before income taxes..................................    10.9         (57.9)
     Unrealized investment gains (losses)......................................   113.9         169.0
                                                                               ----------------------

   Balance at end of period....................................................$  524.8      $  400.0
                                                                               ======================

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                           Three Months Ended March 31,
                                                                              2004             2003
                                                                             -----------------------
                                                                                  (in millions)
Revenues
   Premiums .............................................................    $209.3           $224.4
   Net investment income ................................................     157.9            164.6
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $14.9
     million and $(35.0) million, respectively ..........................      (1.1)            (1.2)
   Other closed block revenues ..........................................      (0.3)              --
                                                                             -----------------------
     Total closed block revenues ........................................     365.8            387.8

Benefits and Expenses
   Benefits to policyholders ............................................     232.0            245.6
   Change in the policyholder dividend obligation .......................      (4.6)            (5.5)
   Other closed block operating costs and expenses ......................       1.4             (2.5)
   Dividends to policyholders ...........................................     104.8            117.0
                                                                             -----------------------
     Total benefits and expenses ........................................     333.6            354.6
                                                                             -----------------------
   Closed block revenues, net of closed block benefits and expenses
     and before income taxes ............................................      32.2             33.2
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.6 million and $0.5 million, respectively .      11.2             11.4
                                                                             -----------------------
   Closed block revenues, net of closed block benefits and expenses
       and income taxes .................................................    $ 21.0           $ 21.8
                                                                             =======================

Note 6 -- Severance

During the three month period ended March 31, 2004, the Company continued its ongoing Competitive Position Project (the project). This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and continued through the first quarter of 2004. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the project as well as from similar initiatives such as our information technology outsourcing and the sale of the home office properties, approximately 1,590 employees have been terminated. Benefits paid since the inception of the project were $113.8 million through March 31, 2004. As of March 31, 2004 and December 31, 2003, the liability for employee termination costs, included in other liabilities was $9.0 million and $12.0 million, respectively. Employee termination costs, net of related pension curtailment and other post employment benefit related gains, are included in other operating costs and expenses and were $(0.8) million and $6.2 million for the three months ended March 31, 2004 and 2003, respectively. The total employee termination costs for the three month period ended March 31, 2003 consisted of an estimated $6.2 million for planned terminations related to our information technology outsourcing.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.9 million and $1.6 million for the three month period ended March 31, 2004 and 2003, respectively.

Note 8 -- Goodwill and Other Intangible Assets

The carrying values of the Company's goodwill and other purchased intangible assets are presented in the table below as of the dates presented. These assets are included in other assets in the unaudited consolidated balance sheets. Additional information about the Company's purchased intangible assets is provided in the notes to the consolidated financial statements in the Company's 2003 10-K.

                                                    March 31,       December 31,
                                                      2004             2003
                                                   -----------------------------
                                                           (in millions)
Goodwill........................................    $ 342.3           $ 345.0

Management contracts............................        6.2               6.3

Value of business acquired......................      479.1             550.5

Note 9 -- Pension and Other Postretirement Benefit Plans

The following table demonstrates the components of the Company's net periodic benefit cost for the periods indicated:

Net Periodic Benefit Cost

                                                     Three Months Ended March 31,
                                             ------------------------------------------
                                                                   Other Postretirement
                                              Pension Benefits           Benefits
                                             ------------------------------------------
                                              2004        2003        2004        2003
                                             ------------------------------------------
                                                            (in millions)
Service cost ...........................     $  5.6      $  6.5      $  0.4      $  0.4
Interest cost ..........................       33.1        33.3         9.2         8.8
Expected return on plan assets .........      (42.5)      (37.5)       (5.1)       (4.1)
Amortization of transition asset .......       (1.8)       (1.8)         --          --
Amortization of prior service cost .....        1.6         1.6        (1.9)       (1.6)
Recognized actuarial gain ..............        6.2         7.5         3.1         1.7
Other ..................................        0.5         0.4          --        (0.1)
                                             ------------------------------------------
     Net periodic benefit cost .........     $  2.7      $ 10.0      $  5.7      $  5.1
                                             ==========================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Pension and Other Postretirement Benefit Plans - (Continued)

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $2 million to its non-Maritime Life qualified pension plan in 2004 and approximately $25 million to its non-Maritime Life non-qualified pension plans in 2004. As of March 31, 2004, no contributions have been made to the non-Maritime qualified plans, and the Company anticipates contributing approximately $2 million for the year ended December 31, 2004. As of March 31, 2004, $11.4 million of the contributions have been made to the non-Maritime Life non-qualified plans, and the Company anticipates contributing another $13.6 million to reach a total of $25.0 million for the year ended December 31, 2004.

The Company's funding policy for its non-US qualified pension plans is to contribute an amount at least equal to the minimum annual contribution required under Canadian law. The funding policy for its non-qualified pension plans is to contribute the amount of the benefit payments made during the year. As of March 31, 2004, $1.3 million was contributed to non-US qualified pension plans and $1.7 million was contributed to non-US non-qualified pension plans.

The Company's policy is to fund its US other post retirement benefits in amounts at or below the annual tax qualified limits. As of March 31, 2004, $12.5 million was contributed to its US other post retirement benefit plans. The Company expects to contribute approximately $50 million to its US other post retirement benefit plans in 2004.

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

John Hancock Variable Life Insurance Company (the Variable Company) is an indirect wholly-owned subsidiary of JHFS. The Variable Company sells deferred annuity contracts, which feature a market value adjustment and are registered with the Commission. At March 31, 2004, JHFS provides a full and unconditional guarantee of the Variable Company's obligation to pay amounts due to contractholders on surrender, withdrawal or annuitization of the Variable Company's deferred annuity contracts' market value adjustment interest. In addition, JHFS guarantees the Variable Company's future issues of deferred annuity contracts with such market value adjustments.

JHFS is an insurance holding company. The assets of JHFS consist primarily of the outstanding capital stock of the John Hancock Life Insurance Company (the Life Company), John Hancock Canadian Holdings Limited and investments in other international subsidiaries. JHFS' cash flow primarily consists of dividends from its operating subsidiaries and proceeds from debt offerings offset by expenses, shareholder dividends and stock repurchases. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, paying dividends on its common stock and any Board of Directors approved repurchase of its common stock, substantially depends upon dividends from its operating subsidiaries.

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

Canadian insurance laws generally restrict the ability of Canadian insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. Maritime Life, our Canadian life insurance subsidiary, is subject to restrictions on dividend payments to its holding company, John Hancock Canadian Holdings, Limited, by Canadian regulators. Maritime Life may not make dividend payments which would make its minimum continuing capital and surplus ratio fall below 150%, as required by the Office of the Superintendent of Financial Institutions. Maritime Life's minimum continuing capital and surplus ratio is measured annually, and was 184% as of December 31, 2003.

                      Condensed Consolidating Balance Sheet

                                                                John Hancock
                                                                Variable Life                                   Consolidated
                                               John Hancock       Insurance                                     John Hancock
                                            Financial Services     Company         Other                          Financial
March 31, 2004                                 (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
------------------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)

Assets:
  Invested assets .........................     $   19.0         $ 5,093.0       $70,578.2       $  533.2        $ 76,223.4
  Cash and cash equivalents ...............         12.1               8.3         2,698.2           25.9           2,744.5
  Investment in unconsolidated
    subsidiaries ..........................      9,804.9             128.2              --       (9,933.1)               --
  Other assets ............................         72.9           1,677.2         9,939.1         (117.7)         11,571.5
  Separate account assets .................           --           7,044.3        16,749.4             --          23,793.7
                                                ---------------------------------------------------------------------------
Total Assets ..............................     $9,908.9         $13,951.0       $99,964.9       $(9,491.7)      $114,333.1
                                                ===========================================================================
Liabilities:
Insurance liabilities and
  consumer notes ..........................           --         $ 4,909.1       $68,358.0       $  435.1        $ 73,702.2
  Debt ....................................     $  754.0                --           993.5          (95.0)          1,652.5
  Other liabilities .......................         39.8             697.6         5,198.7          (26.9)          5,909.2
  Separate account liabilities ............           --           7,044.3        16,749.4             --          23,793.7
                                                ---------------------------------------------------------------------------
Total Liabilities .........................        793.8          12,651.0        91,299.6          313.2         105,057.6

    Preferred shareholders' equity in
      subsidiary companies ................           --                --           160.4             --             160.4
                                                ---------------------------------------------------------------------------
  Shareholders' equity (1) ................      9,115.1           1,300.0         8,504.9       (9,804.9)          9,115.1
                                                ---------------------------------------------------------------------------
Total Liabilities, Preferred
  Shareholders' Equity in Subsidiary
  Companies and Shareholders' Equity (1) ..     $9,908.9         $13,951.0       $99,964.9       $(9,491.7)      $114,333.1
                                                ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                      Condensed Consolidating Balance Sheet

                                                           John Hancock
                                                           Variable Life                                   Consolidated
                                          John Hancock       Insurance                                     John Hancock
                                       Financial Services     Company         Other                          Financial
December 31, 2003                         (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
-------------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)

Assets:
  Invested assets .....................    $    5.0         $ 4,810.2       $67,704.9       $  533.0        $ 73,053.1
  Cash and cash equivalents ...........        17.6              49.4         3,036.3           18.3           3,121.6
  Investment in unconsolidated
    subsidiaries ......................     9,045.1             124.6              --       (9,169.7)               --
  Other assets ........................       161.5           1,581.7         9,875.6         (209.2)         11,409.6
  Separate account assets .............          --           6,881.9        17,240.0             --          24,121.9
                                           ---------------------------------------------------------------------------
Total Assets ..........................    $9,229.2         $13,447.8       $97,856.8       $(8,827.6)      $111,706.2
                                           ===========================================================================
Liabilities:
  Insurance liabilities and consumer
     notes ............................          --         $ 4,715.0       $66,822.2       $  438.1        $ 71,975.3
  Debt ................................    $  975.3                --         1,015.0          (95.0)          1,895.3
  Other liabilities ...................        38.2             598.1         4,826.9         (125.6)          5,337.6
  Separate account liabilities ........          --           6,881.9        17,240.0             --          24,121.9
                                           ---------------------------------------------------------------------------
Total Liabilities .....................     1,013.5          12,195.0        89,904.1          217.5         103,330.1

  Preferred shareholders' equity in
    subsidiary companies ..............          --                --           160.4             --             160.4
                                           ---------------------------------------------------------------------------
  Shareholders' equity (1) ............     8,215.7           1,252.8         7,792.3       (9,045.1)          8,215.7
                                           ---------------------------------------------------------------------------
Total Liabilities, Preferred
  Shareholders' Equity in Subsidiary
  Companies and Shareholders'
  Equity (1) ..........................    $9,229.2         $13,447.8       $97,856.8       $(8,827.6)      $111,706.2
                                           ===========================================================================

(1) Shareholder's equity includes common stock of JHFS at $.01 par value per share, 2.0 billion shares authorized, 325.3 million and 319.8 million shares issued as of March 31, 2004 and December 31, 2003, respectively, and JHFS treasury stock at cost of $1,071.3 million, or 30.0 million shares, and $1,069.0 million, or 30.0 million shares, as of March 31, 2004 and December 31, 2003, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                                John Hancock
                                                                Variable Life                                   Consolidated
                                               John Hancock       Insurance                                     John Hancock
For the Three Month Period Ended            Financial Services     Company         Other                          Financial
March 31, 2004                                 (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
------------------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)

Revenues
  Premiums ............................          --                $ 21.4        $1,039.3        $ (0.9)           $1,059.8
  Universal life and investment-
    type product fees .................          --                 103.2           165.8           0.2               269.2
  Net investment income ...............      $  0.1                  76.4         1,020.5           8.4             1,105.4
  Net realized investment and other
    gains (losses) ....................          --                  (7.0)          (33.5)         (0.7)              (41.2)
  Investment management
    revenues, commissions and
    other fees ........................          --                    --           143.2            --               143.2
  Other revenue .......................          --                   0.1            74.5            --                74.6
                                             ------------------------------------------------------------------------------
Total revenues ........................         0.1                 194.1         2,409.8           7.0             2,611.0

Benefits and expenses
  Benefits to policyholders ...........          --                  97.2         1,505.8           4.7             1,607.7
  Other operating costs and
    expenses ..........................        22.5                  25.1           422.3           0.1               470.0
  Amortization of deferred policy
    acquisition costs .................          --                  33.7            85.7            --               119.4
  Dividends to policyholders ..........          --                   4.4           116.8            --               121.2
                                             ------------------------------------------------------------------------------
Total benefits and expenses ...........        22.5                 160.4         2,130.6           4.8             2,318.3

  Income (loss) before income taxes ...       (22.4)                 33.7           279.2           2.2               292.7
  Income taxes ........................       (10.8)                 10.9            74.4           0.7                75.2
                                             ------------------------------------------------------------------------------
    Net income (loss)
       before cumulative effect of
       accounting change ..............       (11.6)                 22.8           204.8           1.5               217.5

  Cumulative effect of accounting
    change, net of tax ................          --                  (3.0)           40.0            --                37.0

  Equity in the net income of
    unconsolidated subsidiaries .......       266.1                   1.5              --        (267.6)                 --
                                             ------------------------------------------------------------------------------

Net income ............................      $254.5                $ 21.3        $  244.8        $(266.1)          $  254.5
                                             ==============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                                John Hancock
                                                                Variable Life                                   Consolidated
                                               John Hancock       Insurance                                     John Hancock
For the Three Month Period Ended            Financial Services     Company         Other                          Financial
March 31, 2003                                 (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
------------------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)

Revenues
  Premiums ............................            --             $ 15.5         $  819.1        $ (0.9)            $  833.7
  Universal life and investment-
    type product fees .................            --               87.1            115.1           0.2                202.4
  Net investment income ...............            --               66.6            953.7           9.0              1,029.3
  Net realized investment and other
    gains (losses) ....................            --               (5.8)            69.4          (1.0)                62.6
  Investment management
    revenues, commissions and
    other fees ........................            --                 --            125.1            --                125.1
  Other revenue .......................            --                 --             73.2            --                 73.2
                                               -----------------------------------------------------------------------------
Total revenues ........................            --              163.4          2,155.6           7.3              2,326.3

Benefits and expenses
  Benefits to policyholders ...........            --               84.9          1,266.7           5.4              1,357.0
  Other operating costs and
    expenses ..........................        $ 17.3               21.3            354.6           0.5                393.7
  Amortization of deferred
    policy acquisition costs ..........            --               15.8             64.1            --                 79.9
  Dividends to policyholders ..........            --                3.9            133.9            --                137.8
                                               -----------------------------------------------------------------------------
Total benefits and expenses ...........          17.3              125.9          1,819.3           5.9              1,968.4

  Income (loss) before income taxes ...         (17.3)              37.5            336.3           1.4                357.9
  Income taxes ........................          (7.7)              11.3            100.7           0.4                104.7
                                               -----------------------------------------------------------------------------
    Net income (loss) after taxes .....          (9.6)              26.2            235.6           1.0                253.2

  Equity in the net income of
    unconsolidated subsidiaries .......         262.8                1.0               --        (263.8)                  --
                                               -----------------------------------------------------------------------------

Net income ............................        $253.2             $ 27.2         $  235.6        $(262.8)           $  253.2
                                               =============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                                                John Hancock
                                                                Variable Life                                   Consolidated
                                               John Hancock       Insurance                                     John Hancock
For the Three Month Period Ended            Financial Services     Company         Other                          Financial
March 31, 2004                                 (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
------------------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)

Net income ..................................    $254.5           $ 21.3         $  244.8       $(266.1)           $  254.5
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Amortization of discount-fixed
      maturities ............................        --             (3.3)             1.0           --                 (2.3)
    Equity in net income of
      unconsolidated subsidiaries ...........    (266.1)            (1.5)              --        267.6                   --
    Net realized investment and other
      losses ................................        --              7.0             33.5          0.7                 41.2
    Change in accounting principle ..........        --              3.0            (40.0)          --                (37.0)
    Change in deferred policy
      acquisition costs .....................        --              2.6            (48.4)          --                (45.8)
    Depreciation and amortization ...........       0.3              0.4             19.8          0.2                 20.7
    Net cash flows from trading securities ..        --               --            (36.6)          --                (36.6)
    Increase in accrued investment income ...        --            (10.8)           (49.7)        (0.4)               (60.9)
    Decrease (increase) in premiums
      and accounts receivable ...............      (0.7)             1.3            (55.6)         0.4                (54.6)
    (Increase)decrease in other assets
      and other liabilities, net ............     152.8            (34.2)          (132.3)         0.4                (13.3)
    Increase in policy liabilities and
      accruals, net .........................        --             20.1            454.4          4.0                478.5
    Increase(decrease) in income taxes ......      (1.6)             7.6             80.1          4.6                 90.7
                                                 -----------------------------------------------------------------------------
      Net cash provided by
        operating activities ................     139.2             13.5            471.0         11.4                635.1
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale .....        --             57.2          1,892.3          3.4              1,952.9
    Equity securities available-for-sale ....        --              0.7            110.8          0.1                111.6
    Real estate .............................        --              2.1              6.1           --                  8.2
    Short term investments and other
      invested assets .......................       5.0              4.7             70.2           --                 79.9
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity .......        --              0.1             36.2          0.2                 36.5
    Fixed maturities
    available-for-sale ......................        --             50.4          1,008.4         14.0              1,072.8
    Short term investments and other
      invested assets .......................        --              3.0             40.9          7.1                 51.0
    Mortgage loans on real estate ...........        --             18.9            542.7          3.0                564.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                                John Hancock
                                                                Variable Life                                   Consolidated
                                               John Hancock       Insurance                                     John Hancock
For the Three Month Period Ended            Financial Services     Company         Other                          Financial
March 31, 2004                                 (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
------------------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)

Purchases of:
    Fixed maturities available-for-sale ....     $(19.0)          $(178.6)      $(3,777.1)       $(19.7)          $(3,994.4)
    Equity securities available-for-sale ...         --               --           (81.6)            --              (81.6)
    Real estate ............................         --             (0.1)           (2.3)            --               (2.4)
    Short term investments and
      other invested assets ................         --            (95.9)         (221.0)          (0.9)            (317.8)
    Mortgage loans on real estate issued ...         --            (36.4)         (397.6)          (4.1)            (438.1)
    Other, net .............................         --            (24.9)          112.5             --               87.6
    Capital contributed to
      unconsolidated subsidiaries ..........       (7.0)              --              --            7.0                 --
    Dividends received from
      unconsolidated subsidiaries ..........      100.0               --              --         (100.0)                --
                                               -----------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities ...............       79.0           (198.8)         (659.5)         (89.9)            (869.2)

    Cash flows from financing activities:
    Capital contributions paid by parent ...         --               --             7.0           (7.0)                --
    Acquisition of treasury stock ..........       (2.3)              --              --             --               (2.3)
    Dividends paid to parent ...............         --               --          (100.0)         100.0                 --
    Universal life and investment-type
      contract deposits ....................         --            327.7         1,540.5             --            1,868.2
    Universal life and investment-type
      contract maturities and
      withdrawals ..........................         --           (183.5)       (1,929.5)          (6.9)          (2,119.9)
    Issuance of consumer notes .............         --               --           274.7             --              274.7
    Increase in bank deposits ..............         --               --            96.3             --               96.3
    Issuance of short-term debt ............         --              8.0              --           (8.0)                --
    Repayment of short-term debt ...........         --             (8.0)          (37.9)           8.0              (37.9)
    Issuance of long-term debt .............         --               --             0.2             --                0.2
    Repayment of long-term debt ............         --               --            (0.9)            --               (0.9)
    Net decrease in commercial paper .......     (221.4)              --              --             --             (221.4)
                                               -----------------------------------------------------------------------------
    Net cash (used in) provided by
      financing activities .................     (223.7)           144.2          (149.6)          86.1             (143.0)

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                           John Hancock
                                                           Variable Life                                   Consolidated
                                          John Hancock       Insurance                                     John Hancock
For the Three Month Period Ended       Financial Services     Company         Other                          Financial
March 31, 2004                            (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
-------------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)

Net decrease in cash and cash
  equivalents ......................        $(5.5)           $(41.1)       $ (338.1)        $ 7.6            $ (377.1)

Cash and cash equivalents at
  beginning of period ..............         17.6             49.4          3,036.3          18.3             3,121.6
                                            ---------------------------------------------------------------------------

Cash and cash equivalents at end
  of period ........................        $12.1            $ 8.3         $2,698.2         $25.9            $2,744.5
                                            ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                                                  John Hancock
                                                                  Variable Life                                   Consolidated
                                                 John Hancock       Insurance                                     John Hancock
For the Three Month Period Ended              Financial Services     Company         Other                          Financial
March 31, 2003                                   (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)

Net income ..................................      $253.2           $ 27.2        $  235.6         $(262.8)         $  253.2
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Amortization of discount-fixed
      maturities ............................          --             (1.6)          (15.8)            --              (17.4)
    Equity in net income of
      unconsolidated subsidiaries ...........      (262.8)            (1.0)             --          263.8                 --
    Net realized investment and other
      (gains) losses ........................          --              5.8           (69.4)           1.0              (62.6)
    Change in deferred policy
      acquisition costs .....................          --              2.5          (117.8)            --             (115.3)
    Depreciation and amortization ...........         0.4              0.1            15.5            0.2               16.2
    Net cash flows from trading securities ..          --               --            (1.5)            --               (1.5)
    Decrease (increase) in accrued
      investment income .....................          --             (4.0)           16.3            0.5               12.8
    (Increase) decrease in premiums
      and accounts receivable ...............          --             (0.3)          (19.7)           0.6              (19.4)
    Increase (decrease) in other assets
      and other liabilities, net ............        13.1            (21.5)           45.8            2.1               39.5
    Increase in policy liabilities and
      accruals, net .........................          --             31.0           333.3            3.8              368.1
    (Decrease) increase in income taxes .....        (0.2)            33.3            52.4            0.3               85.8
                                                   ---------------------------------------------------------------------------
    Net cash provided by
      operating activities ..................         3.7             71.5           474.7            9.5              559.4
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale .....          --             75.2         2,690.8            7.2            2,773.2
    Equity securities available-for-sale ....          --              0.2            42.4             --               42.6
    Real estate .............................          --               --             4.5             --                4.5
    Home office properties ..................          --               --           887.6             --              887.6
    Short term investments and other
      invested assets .......................          --               --            56.9             --               56.9
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity .......          --              1.5            81.7            0.2               83.4
    Fixed maturities
    available-for-sale ......................          --             54.8           963.9           17.0            1,035.7
    Short term investments and other
      invested assets .......................          --              7.7           192.7            0.1              200.5
    Mortgage loans on real estate ...........          --             (0.7)          217.4            0.7              217.4

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                                  John Hancock
                                                                  Variable Life                                   Consolidated
                                                 John Hancock       Insurance                                     John Hancock
For the Three Month Period Ended              Financial Services     Company         Other                          Financial
March 31, 2003                                   (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)

Purchases of:
    Fixed maturities held-to-maturity .......          --          $  11.3       $    (2.0)        $(11.3)         $    (2.0)
    Fixed maturities available-for-sale .....          --           (461.9)       (4,624.0)            --           (5,085.9)
    Equity securities available-for-sale ....          --               --           (36.0)            --              (36.0)
    Real estate .............................          --               --            (9.8)            --               (9.8)
    Short term investments and other
      invested assets .......................          --            (22.9)         (347.9)          (0.5)            (371.3)
    Mortgage loans on real estate issued ....          --            (40.2)         (360.3)          (1.8)            (402.3)
    Other, net ..............................          --             (3.1)          (46.1)           1.9              (47.3)
                                                  ---------------------------------------------------------------------------
      Net cash used in
        investing activities ................          --           (378.1)         (288.2)          13.5             (652.8)

    Cash flows from financing activities:
    Acquisition of treasury stock ...........      $(11.6)              --              --             --              (11.6)
    Universal life and investment-type
      contract deposits .....................          --            336.4         2,537.0             --            2,873.4
    Universal life and investment-type
      contract maturities and
      withdrawals ...........................          --           (109.2)       (1,726.2)          (8.8)          (1,844.2)
    Issuance of consumer notes ..............          --               --           201.8             --              201.8
    Issuance of short-term debt .............          --               --            70.4             --               70.4
    Repayment of short-term debt ............          --               --           (75.3)            --              (75.3)
    Repayment of long-term debt .............          --               --            (2.6)            --               (2.6)
    Net increase in commercial paper ........        10.6               --              --             --               10.6
                                                  ---------------------------------------------------------------------------
    Net cash (used in) provided by
      financing activities ..................        (1.0)           227.2         1,005.1           (8.8)           1,222.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                                  John Hancock
                                                                  Variable Life                                   Consolidated
                                                 John Hancock       Insurance                                     John Hancock
For the Three Month Period Ended              Financial Services     Company         Other                          Financial
March 31, 2003                                   (Guarantor)        (Issuer)     Subsidiaries    Eliminations     Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)

Net increase (decrease) in cash
  and cash equivalents .................           $  2.7           $(79.4)       $1,191.6         $ 14.2           $1,129.1

Cash and cash equivalents at
  beginning of period ..................             14.6            200.7           973.1            2.2            1,190.6
                                                   -------------------------------------------------------------------------

Cash and cash equivalents at end
  of period ............................           $ 17.3           $121.3        $2,164.7         $ 16.4           $2,319.7
                                                   =========================================================================

Note 11 -- Certain Separate Accounts

The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable life insurance and variable annuity contracts which contain certain guarantees (variable contracts with guarantees) which are discussed more fully below.

During 2004 and 2003, there were no gains or losses on transfers of assets from the general account to the separate account. The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in policyholder benefits in the Statement of Operations. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Statement of Operations.

The deposits related to the variable life insurance contracts are invested in separate accounts and the company guarantees a specified death benefit if certain specified premiums are paid by the policyholder, regardless of separate account performance.

At March 31, 2004 and December 31, 2003, the Company had the following variable life contracts with guarantees. For guarantees of amounts in the event of death, the net amount at risk is defined as the excess of the initial sum insured over the current sum insured for fixed premium variable life contracts, and, for other variable life contracts, is equal to the sum insured when the account value is zero and the policy is still in force.

                                                  March 31,        December 31,
                                                    2004              2003
                                                 -----------------------------
                                                 (in millions, except for age)
Life contracts with guaranteed benefits
 In the event of death
 Account value.................................    $6,480.1         $6,249.4
 Net amount at risk related to deposits .......      $101.6           $106.2
 Average attained age of contractholders ......          46               46

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Certain Separate Accounts - (Continued)

The variable annuity contracts are issued through separate accounts and the company contractually guarantees to the contract holder either (a) return of at least no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary or (d) a combination benefit of (b) and (c) above. Most business issued after May 2003 has a proportional partial withdrawal benefit instead of a dollar-for-dollar relationship. These variable annuity contract guarantees include benefits that are payable in the event of death or annuitization, or at specified dates during the accumulation period.

At March 31, 2004 and December 31, 2003, the Company had the following variable contracts with guarantees. (Note that the company's variable annuity contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) For guarantees of amounts in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is defined as the guaranteed minimum accumulation balance minus the current account balance.

                                                                           March 31,     December 31,
                                                                             2004           2003
                                                                   -----------------------------------------
                                                                   (in millions, except for age and percent)
Return of net deposits
In the event of death
  Account value ....................................................       $7,132.4        $6,776.9
  Net amount at risk ...............................................       $  312.6        $  359.9
  Average attained age of contractholders ..........................             58              58

Return of net deposits plus a minimum return
In the event of death
  Account value ....................................................       $1,034.2        $1,051.7
  Net amount at risk ...............................................       $  221.6        $  230.7
  Average attained age of contractholders ..........................             63              63
  Range of guaranteed minimum return rates .........................              5%              5%
Accumulation at specified date
  Account value ....................................................       $  675.1        $  636.0
  Net amount at risk ...............................................       $   18.2        $   20.3
  Average attained age of contractholders ..........................             55              55
  Range of guaranteed minimum return rates .........................             --              --
At annuitization
  Account value ....................................................       $  171.5        $  169.4
  Net amount at risk ...............................................             --              --
  Average attained age of contractholders ..........................             57              57
  Range of guaranteed minimum return rates .........................           4-5%            4-5%

Highest specified anniversary account value minus
withdrawals post anniversary
In the event of death
  Account value ....................................................       $4,293.4        $3,959.3
  Net amount at risk ...............................................       $  511.7        $  566.2
  Average attained age of contractholders ..........................             56              56

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Certain Separate Accounts - (Continued)

Account balances of variable contracts with guarantees were invested in variable separate accounts in 555 separate mutual funds at March 31, 2004 which included foreign and domestic equities and bond as shown below:

                                                     March 31,              December 31,
                                                       2004                     2003
                                                -------------------------------------------
Type of Fund                                    Number of              Number of
                                                  Funds    Amount        funds     Amount
                                                -------------------------------------------
                                                  (in millions, except for number of funds)

Domestic Equity - Growth Funds .............       208    $ 3,520.8       185    $ 3,409.0
Domestic Bond Funds ........................        74      2,692.5        68      2,737.9
Domestic Equity - Growth & Income Funds ....        13      2,373.7        12      2,341.2
Balanced Investment Funds ..................        15      2,964.4        15      2,840.5
Domestic Equity - Value Funds ..............        71        946.9        66        865.0
Canadian Equity Funds ......................        48      1,791.3        47      1,555.3
International Equity Funds .................       109        931.3       103        853.2
International Bond Funds ...................        12        111.8        11        107.3
Hedge Funds ................................         5         24.4         4         22.7
                                                -------------------    -------------------
 Total .....................................       555    $15,357.1       511    $14,732.1
                                                ===================    ===================

The following summarizes the liabilities for guarantees on variable contracts reflected in the general account:

                                              Guaranteed   Guaranteed   Guaranteed
                                               Minimum      Minimum       Minimum
                                                Death     Accumulation    Income
                                               Benefit      Benefit       Benefit
                                                (GMDB)       (GMAB)       (GMIB)      Totals
                                              -----------------------------------------------
                                                               (in millions)

Balance at January 1, 2004 .............        $30.8        $45.9         $ 1.0       $77.7
Incurred guarantee benefits ............          1.1          2.0           0.2         3.3
Paid guarantee benefits ................         (2.2)          --            --        (2.2)
                                                -----        -----         -----       -----
Balance at March 31, 2004 ..............        $29.7        $47.9         $ 1.2       $78.8
                                                =====        =====         =====       =====

The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the GMDB liability at March 31, 2004.

      * Data used included 200 to 1000 stochastically generated investment performance scenarios.
      * Volatility assumptions depended on mix of investments by contract type and ranged between 13.8% and 19%.
      * Life products used mortality, lapse, mean investment performance, and discount rate assumptions included in the related deferred acquisition cost (DAC) models which varied by issue year and product.
      * Mean investment performance assumptions for annuity contracts were 13% for 5 years followed by 8%.
      * Annuity mortality was assumed to be 100 percent of the Annuity 2000 Table for Life Company annuities and 100% of the a-83 Basic Table for Maritime annuities.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Certain Separate Accounts - (Continued)

      * Annuity lapse rates vary by contract type and duration and range from 1 percent to 20 percent, with an average of approximately 15 percent.

      *     Annuity discount rate ranged between 6% and 7.52%.

The guaranteed minimum income benefit (GMIB) liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The guaranteed minimum accumulation benefit (GMAB) liability is determined each period end by calculating the highest investment value occurring ten or more years prior to each contract's maturity, applying the guaranteed rate of 75% or 100% depending upon the type of contract and adjusting the result proportionately for any new deposits or withdrawals within the final ten years to maturity.

Note 12 -- Subsequent Events

Refer to Business section of Note 1 - Summary of Significant Accounting Policies for a description of the completion of the merger with Manulife as of April 28, 2004.

In early April 2004 the Company received notice of a settlement arising out of bankruptcy proceedings of Enron Corporation. The Company recorded the proceeds of Enron settlements against previously impaired investments in Enron securities resulting in a net realized investment and other gain of approximately $26.5 million, pre-tax, consisting of $9.0 million in cash and an unsecured claim against Enron Corporation of $201.7 million which is valued at $17.5 million.

In April 2004, the Company received notification from the Massachusetts Turnpike Authority of approval of the assignment of the Company's parking garage air rights lease to Beacon Capital. Approval of the transfer of this lease allowed the Company to recognize a $74.0 million realized gain in April 2004 which had previously been deferred.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H(1)(a) and (b) of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the unaudited interim financial statements and related footnotes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2003 Annual Report on Form 10-K.

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

Merger with Manulife Financial Corporation

      On April 28, 2004, the Company completed its merger agreement with Manulife Financial Corporation (Manulife) and as of the close of business, JHFS common stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Commencing on April, 28, 2004, the Company now operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand.

Critical Accounting Policies

   General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements of the Company's 2003 Annual Report on Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

   Purchase Accounting (PGAAP)

      In accordance with SFAS No. 141, "Business Combinations" the merger transaction will be accounted for as a purchase of John Hancock by Manulife. The purchase method requires that the acquired company adjust the cost basis of its assets and liabilities to fair value on the acquisition date (the purchase adjustments).

      The determination of the purchase adjustments relating to investments will reflect management's reliance on independent price quotes where available. Other purchase adjustments will require significant management estimates and assumptions. The purchase adjustments relating to intangible assets, including brand name and VOBA, and liabilities, including policyholder reserves, will require management to exercise significant judgment to assess the value of these items.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


      The Company's purchase adjustments will result in a revalued balance sheet which may result in future earnings trends which differ significantly from historical trends. The Company does not anticipate any impact on its liquidity, or ability to pay claims of policyholders, arising out of the purchase accounting process related to the merger.

      Consolidation Accounting

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

      The Company has finalized its FIN 46R analysis for all of the entities described below. The Company is not the primary beneficiary of any of them. For many of these, the application of FIN 46R required estimation by the Company of the future periodic cash flows and changes in fair values for each candidate, starting as of the Company's original commitment to invest in and/or manage each candidate, and extending out to the end of the full expected life of each. These cash flows and fair values were then analyzed for variability, and this expected variability was quantified and compared to total historical amounts invested in each candidate's equity to help determine if each candidate is a VIE. The Company also evaluated quantitative and non-quantitative aspects of control relationships among the owners and decision makers of each candidate to help determine if they are VIEs.

      For each candidate determined to be a VIE, the expected variable losses and returns were then theoretically allocated out to the various investors and other participants in each candidate, in order to determine if any party had exposure to the majority of the expected variable losses or returns, in which case that party is the primary beneficiary of the VIE. The Company used significant levels of judgment while performing these quantitative and qualitative assessments. The paragraphs below describe the Company's relationships with, and the general nature of each major category of entity analyzed by the Company under FIN 46R.

      The Investment Management Segment of the Company manages invested assets for its customers under various fee-based arrangements using a variety of entities to hold these assets under management, and since 1996, this has included investment vehicles commonly known as collateralized debt obligations funds (CDOs). Various business units of the Company sometimes invest in the debt or equity securities issued by these and other CDOs to support their insurance liabilities.

      Since 1995, the Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, but primarily invests indirectly via limited partnership real estate investment funds (The Funds). The Funds are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property. The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies or Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


      The Company discloses summary financial data and its maximum exposure to losses for the CDOs and Properties in Note 3 - Relationships with Variable Interest Entities in the notes to consolidated financial statements, but does not do so anymore for the Other Entities because of the small size and disparate nature of the group and because the Company does not believe these relationships are collectively significant.

      Amortization of Deferred Acquisition Costs and Value of Business Added
      (VOBA) Assets

      Costs that vary with, and are related primarily to, the production of new business are deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company has also recorded intangible assets representing the present value of estimated future profits of insurance policies inforce related to business acquired. The Company tests the recoverability of its DAC and VOBA assets, quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC and VOBA on term life and long-term care insurance ratably with premiums. We amortize DAC and VOBA on our annuity products and retail life insurance, other than term life insurance policies, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC and VOBA and unearned revenue on these policies such that the percentage of gross profits realized to the amount of DAC and VOBA and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC and VOBA to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. As actual results for market experience, or asset growth, fluctuate significantly from historical trends and the long-term assumptions made in calculating expected gross profits, management changes these assumptions periodically, if necessary.

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in our consolidated balance sheets, equal to $47,556.7 million, or 45.3%, of total liabilities as of March 31, 2004. Changes in this liability are generally reflected in the benefits to policyholders in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. Changes in the fair values of the available-for-sale securities are recorded in other comprehensive income as unrealized gains and/or losses. We calculate the fair values of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes at the investee level, litigation and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of impairment losses. To assist in identifying impairment losses, at the end of each quarter our Investment Review Committee reviews all securities where market value has been less than ninety percent of amortized cost for three months or more to determine whether impairment losses need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, the Chief Investment Officer, and the Chief Risk Officer who reports to the Chief Financial Officer. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors. To supplement this process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

Benefit Plans

      The Company annually reviews its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate for incorporation in the measurements made annually as of each December 31 and for net periodic costs for the subsequent calendar year resulting therefrom. All assumptions are reviewed and approved by the Chief Financial Officer and reviewed with the Audit Committee of the Board of Directors.

      The assumed discount rate is set in the range of (a) the rate from the December daily weighted average of long-term corporate bond yields (as published by Moody's Investor Services for rating categories A, Aa, Aaa, and Baa) less a 5% allowance for expenses and default and (b) the rate from the rounded average of the prior year's discount rate and the rate in (a) above. The discount rate in effect for 2004 is 6.25%. A 0.25% increase in the discount rate would decrease pension benefits Projected Benefit Obligation (PBO) and 2004 Net Periodic Pension Cost (NPPC) by approximately $56.1 million and $3.7 million respectively. A 0.25% increase in the discount rate would decrease other post-employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2004 Net Periodic Benefit Cost (NPBC) by approximately $14.3 million and $1.0 million, respectively.

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2004, Net Periodic Pension (and benefit) Cost, an 8.75% long term rate of return assumption is being used. A 0.25% increase in the long-term rate of return would decrease 2004 NPPC by approximately $5.0 million and 2004 NPBC by approximately $0.6 million. The expected return on plan assets is based on the fair market value of the plan assets as of December 31, 2003.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy including inflation. A change in the compensation rate increase assumption can be expected to move in the same direction as a change in the discount rate. A 0.25% increase in the salary scale would increase 2004 pension benefits PBO and NPPC by approximately $5.6 million and $1.1 million, respectively. A 0.25% decrease in the salary scale would decrease 2004 pension benefits PBO and NPPC by approximately $5.6 million and $1.1 million, respectively. Post employment benefits are independent of compensation.

      The Company uses a 5% corridor for the amortization of actuarial gains/losses. Actuarial gains/losses are amortized over approximately 13 years for pension costs and over approximately 13 years for other benefit costs.

      Prior service costs are amortized over approximately 9 years for pension costs and over approximately 17 years for post employment benefit costs.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


      Income Taxes

      Our reported effective tax rate on net income was 25.7% and 29.3% for the three month periods ending March 31, 2004 and 2003, respectively. Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. This rate is then applied to our year-to-date operating results.

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

Reinsurance

      We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering both individual and group policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2003, the deductible for individual and group life insurance coverages combined was reduced from $25.0 million to $17.5 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance subsidiaries. The Company's Canadian operations reinsures all of its accidental death exposures in excess of $100,000 per life under its group life insurance coverages, and 50% of such exposures below $100,000. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


Economic Trends

      Economic trends impact profitability and sales of the Company. The impact of economic trends on the Company's profitability are similar to their impact on the financial markets. The Company estimates that a full year increase (decrease) in interest rates of 1.0% would increase (decrease) segment after tax operating income by approximately $5 million, and that a full year increase (decrease) in equity markets of 5% would increase (decrease) segment after tax operating income by approximately $11 million.

Transactions Affecting Comparability of Results of Operations

      The acquisition described under the table below was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the dates of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values recorded as goodwill. This acquisition was made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

      The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue, net income and earnings per share for the periods indicated, to demonstrate the proforma effect of the acquisition and of the disposal as if they occurred on January 1, 2003.

                                             Three Months Ended March 31,
                                       2004                 2003
                                     Proforma     2004     Proforma      2003
                                     ------------------------------------------
                                       (in millions, except per share amounts)

      Revenue.....................   $2,611.0   $2,611.0  $ 2,548.0   $ 2,326.3

      Net income..................     $254.5     $254.5     $264.5     $ 253.2

      Earnings per share..........      $0.87      $0.87      $0.92     $  0.88

Acquisition:

      On July 8, 2003, The Maritime Life Assurance Company (Maritime Life), a majority owned Canadian subsidiary of the Company, completed its purchase of the insurance business of Liberty Health, a Canadian division of US-based Liberty Mutual Insurance Company, through a reinsurance agreement for approximately $97.5 million. Through the agreement, Maritime Life assumed the entire business of Liberty Health, including its group life, group disability and group health divisions, as well as its individual health insurance business. The agreement is subject to certain contingencies currently being negotiated that will impact the ultimate determination of goodwill and value of business acquired intangible assets. There was no impact on the Company's results of operations from the acquired insurance business during the first six months of 2003.

Disposal:

      On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and closed November 4, 2003. There was no impact on the Company's results of operations from the disposed operations during the first three months of 2003.

Subsequent Events

      Refer to Business section of Note 1 - Summary of Significant Accounting Policies and the Merger with Manulife Financial Corporation section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the completion of the Company's merger with Manulife as of April 28, 2004.

      In early April 2004 the Company received notice of a settlement arising out of bankruptcy proceedings of Enron Corporation. The Company recorded the proceeds of Enron settlements against previously impaired investments in Enron

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


securities resulting in a net realized investment and other gain of approximately $26.5 million, pre-tax, consisting of $9.0 million in cash and an unsecured claim against Enron Corporation of $201.7 million which is valued at $17.5 million.

      In April 2004, the Company received notification from the Massachusetts Turnpike Authority of approval of the assignment of the Company's parking garage air rights lease to Beacon Capital. Approval of the transfer of this lease allowed the Company to recognize a $74.0 million realized gain in April 2004 which had previously been deferred.

Results of Operations

     The table below presents the consolidated results of operations for the periods presented:

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                              2004         2003
                                                                                            --------     --------
                                                                                                (in millions)
Revenues
Premiums ...............................................................................    $1,059.8     $  833.7
Universal life and investment-type product fees ........................................       269.2        202.4
Net investment income ..................................................................     1,105.4      1,029.3
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension
   contractholders and the policyholder dividend obligation (1) ........................       (41.2)        62.6
Investment management revenues, commissions, and other fees ............................       143.2        125.1
Other revenue (expense) ................................................................        74.6         73.2
                                                                                            --------     --------
         Total revenues ................................................................     2,611.0      2,326.3
Benefits and expenses
Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders
   and the policyholder dividend obligation (2) ........................................     1,607.7      1,357.0
Other operating costs and expenses .....................................................       470.0        393.7
Amortization of deferred policy acquisition costs, excluding amounts related to net
   realized investment and other gains (losses) (3) ....................................       119.4         79.9
Dividends to policyholders .............................................................       121.2        137.8
                                                                                            --------     --------
      Total benefits and expenses ......................................................     2,318.3      1,968.4

Income before income taxes .............................................................       292.7        357.9
Income taxes ...........................................................................        75.2        104.7
                                                                                            --------     --------

Net income before cumulative effect of accounting change ...............................       217.5        253.2
Cumulative effect of accounting change .................................................        37.0           --
                                                                                            --------     --------

      Net income .......................................................................    $  254.5     $  253.2
                                                                                            ========     ========

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $1.0 million and $(49.2) million for the three months ended March 31, 2004 and 2003, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $18.3 million and $(42.7) million for the three months ended March 31, 2004 and 2003, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $(17.3) million and $(6.5) million for the three months ended March 31, 2004 and 2003, respectively.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Consolidated income before income taxes decreased 18.2%, or $65.2 million, for the three month period ended March 31, 2004 from the prior year. The decrease was driven by net realized investment and other gains in 2003 from the sale of Home Office properties. The Company recognized a gain of $233.8 million

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


(and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties in the first quarter of 2003. Partially offsetting the decline in net realized investment and other gains (losses) was growth in earnings in our variable annuity business and mutual funds business driven by market appreciation and deposits on account balances and assets under management. Also contributing to earnings was growth in universal and variable life insurance business on higher account balances driven by investment performance. In addition, the Company benefited from strong earnings in equity investments on its corporate accounts. Operating costs and expenses grew 19.4%, or $76.3 million, due to the acquisition of Liberty Health's group disability and group health ($14.8 million) by our Canadian operations on July 8, 2003 and the impact of changing foreign exchange rates ($13.3 million) on our Canadian operations. The Company recorded an increase to net income of $37.0 million (net of tax of $19.3 million) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Untraditional Long Duration Contracts for Separate Accounts (SOP 03-1).

      Premiums increased 27.1%, or $226.1 million, from the prior year. The increase in premiums was due largely to our acquisition of the insurance business of Liberty Health, a Canadian division of U.S.-based Liberty Mutual Insurance Company $(68.5 million), and the impact of changing foreign exchange rates ($46.3 million) on our Canadian operations, as well as increased structured settlement sales. In addition, premiums in the long-term care insurance business increased by $46.9 million, or 21.9%, primarily due to business growth resulting from higher new sales and strong renewal premiums on lower lapses. These increases in premiums were partially offset by a decrease in the group life business of $30.1 million due to the sale of the group life insurance business, and a decrease in the sales of single premium annuities of $14.0 million, or 89.7%.

      Universal life and investment-type product fees increased 33.0%, or $66.8 million, over the prior year. The increase in product fees was driven by a $29.0 million increase in our Canadian operations due primarily to the adoption of SOP 03-1. The adoption of this new accounting standard for long duration contracts requires the reporting of universal life product fees on a received basis, by replacing an "unearned revenue" reserve with a reserve for future policyholder benefits. In addition, product fees on universal life products increased 37.5%, or $10.9 million, due primarily to a $5.9 million increase in cost of insurance fees. Investment-type product fees increased 19.8%, or $16.5 million, in the variable life business due primarily to the higher amortization of unearned revenue of $11.8 million driven by unlocking for higher future death claims. Partially offsetting these increases in product fees was a decrease in fees in the retail annuities business.

      Net investment income increased 7.4%, or $76.1 million, from the prior year. The growth in net investment income was driven by traditional life growth in average invested assets of 2.4%, or $298.2 million, and a 16.1%, or $758.2 million increase in non-traditional life. In addition, net investment income increased 24.5%, or $13.6 million, in the long-term care business due to higher net invested assets in the current period. Net investment income in the fixed annuity business increased $6.9 million, or 4.3%, driven by growth in average invested assets of 16.7%, or $1,589.4 million, partially offset by a 62 basis point decrease in average investment yield. Net investment income in the spread-based business decreased 5.2%, or $22.6 million, despite growth in the spread-based average invested assets. The average yield on invested assets decreased to 5.43%, reflecting the lower interest rate environment in the current period. Net investment income in the spread-based business varies with market interest rates as the return on approximately $11 billion, or 41%, of the spread-based weighted average asset portfolio, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Net realized investment and other gains (losses) decreased 165.8%, or $103.8 million, due to the sale of the Home Office properties in the first quarter of 2003. The Company recognized a realized gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties in the first quarter of 2003. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other losses is the result of impairments of fixed maturity securities of $69.0 million and hedging adjustments of $52.0 million. The largest impairments were $22.0 million on private placement securities related to secured lease obligations of a regional retail food chain, $17.5 million relating to one of the world's largest dairy companies, and $13.9 million relating to a manufacturer of parcel delivery vans. The net realized investment and other loss on other than temporary declines in value of fixed maturity securities was offset by gains on the sale of fixed maturity securities recovery on previously written down securities (see footnotes for details) and pre-payment gains of $33.4 million. Most of these gains resulted from managing our portfolios for tax optimization and ongoing portfolio positioning.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


                                                        Gross Gain   Gross Loss      Hedging    Net Realized Investment
For the Three Months Ended March 31, 2004   Impairment  on Disposal  on Disposal   Adjustments   and Other Gain (Loss)
                                            ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) (2) ........    $(69.0)     $ 80.1      $ (5.4)         $(52.0)        $(46.3)
Equity securities (3) ....................      (4.7)       70.1        (1.2)             --           64.2
Mortgage loans on real estate ............        --        14.1        (3.7)          (14.2)          (3.8)
Real estate ..............................        --         3.8        (0.1)             --            3.7
Other invested assets ....................      (7.5)        2.7        (6.1)             --          (10.9)
Derivatives ..............................        --          --          --           (47.1)         (47.1)
                                            ----------------------------------------------------------------------------
               Subtotal ..................    $(81.2)     $170.8      $(16.5)         $(113.3)       $(40.2)
                                            ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs......................        $ 17.3
          Amounts credited to participating pension contractholders..........................          (3.1)
          Amounts credited to the policyholder dividend obligation...........................         (15.2)
                                                                                                   -----------
               Total.........................................................................        $(41.2)
                                                                                                   ===========

(1) Fixed maturity securities gain on disposals includes $5.4 million of gains from previously impaired securities and $33.4 million of pre-payment gains.
(2) Fixed maturity securities loss on disposals includes $0.6 million of credit related losses.
(3) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

      Advisory fees increased 14.5%, or $18.1 million, from the prior year. The increase in fees was driven by the administrative service only business driven by the acquisition of Liberty Health. In addition, advisory fees increased in the mutual fund business by 17.2%, or $11.3 million, over the prior year due to higher assets under management on higher sales and market appreciation. Advisory fees in our institutional asset management business increased 5.6% on stable assets under management. The institutional asset management business generated a 93.8% increase in deposits during the three months ended March 31, 2004 compared to the same period in the prior year.

      Other revenue increased 1.9%, or $1.4 million, from the prior year. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit generated $62.9 million in revenue for the three months ended March 31, 2004. In addition, other revenue includes Federal long-term care business fee revenue of $1.7 million for the three months ended March 31, 2004. The sale of a run-off business generated $5.5 million in revenue for the three months ended March 31, 2004.

      Benefits to policyholders increased 18.5%, or $250.7 million, from the prior year. The increase in benefits to policyholders was driven by our Canadian operations where we acquired Liberty Health which added $68.9 million and other business growth which increased reserves by $68.3 million. The fluctuation of currency rates increased benefits to policyholders in our Canadian operations by approximately $42.0 million. In addition, benefits to policyholders increased in the long-term care insurance business by $45.6 million, driven by growth in the business. Long-term care insurance premiums increased $46.9 million which

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


includes 11.6% increase in new premiums. Benefits to policyholders on spread-based products increased 15.0% or $49.2 million primarily due to an increase in sales of structured settlements. Despite the 5.2%, or $1.2 billion, growth in the weighted average reserves for spread-based products, interest credited on these products was flat at $255.6 million due to a decline in the average interest credited rate on account balances, as approximately $11 billion of spread-based liabilities have floating rates which reset. The average crediting rate on spread-based products decreased to 4.18%.

      Operating costs and expenses increased 19.3%, or $76.3 million. Total operating costs and expenses was driven by a $14.8 million increase in operating expenses relating to the acquisition of Liberty Health's group life, group disability and group health business in the third quarter of 2003. Also contributing to the increase in operating costs and expenses is a $13.3 million impact from changing exchange rates on our Canadian operations, a $6.5 million increase in other post-employment benefits and merger related expenses of $5.5 million. Partially offsetting these increases was a decrease at Signature Fruit of $7.4 million to $62.9 million from the prior year and a decrease of $4.0 million for the sale of the group life business. Also included in other operating costs and expenses is $(0.8) million for employee terminations net of other initiatives and curtailment and other post employment benefit related gains compared to $6.2 million in the prior year. See Note 6 - Severance included in the notes to the unaudited consolidated financial statements.

      Amortization of deferred policy acquisition costs increased 49.4%, or $39.5 million from the prior year. The increase in amortization of deferred policy acquisition costs was driven by a $23.9 million increase for the non-traditional life insurance business driven by the unlocking of assumptions for higher future expected death claims. Also, there was a $4.7 million increase in amortization of deferred policy acquisition costs from the growth in the long-term care insurance business where average reserve balances increased 26.2% from the prior year. In addition, amortization of deferred policy acquisition costs also increased $7.2 million, or 21.2%, primarily driven by the unlocking for changing assumptions for future expected death claims and also higher expected gross margins from increased fund values in the annuity business.

      Dividends to policyholders decreased 12.0%, or $16.6 million from the prior year. The decrease in dividends to policyholders was driven by traditional life insurance products which decreased 10.5%, or $12.3 million, due to a cut in the dividend scale and a $2.5 million decrease in dividends due to the sale of the group life business. Group life was sold on June 19, 2003 and thus generated policyholder dividends in the first quarter of 2003 and none after the sale of the business.

      Income taxes were $75.2 million in the first quarter of 2004, compared to $104.7 million for the first quarter of 2003. Our effective tax rate was 25.7% in the first quarter of 2004, compared to 29.3% in the first quarter of 2003. The lower effective tax rate was primarily due to lower capital gains, and increased affordable housing tax credits.

      Cumulative effect of accounting change, net of tax, was $37.0 million. During the quarter, the Company adopted SOP 03-1 which requires specialized accounting for insurance companies related to separate accounts, transfers of assets, liability valuations, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contractholders.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $79.0 billion and $76.2 billion as of March 31, 2004 and December 31, 2003, respectively. Although the portfolio composition has not significantly changed at March 31, 2004 compared to December 31, 2003, invested assets have grown 3.7%, with fixed maturity securities increasing $3.0 billion. The adoption of the new accounting pronouncement SOP 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts, increased fixed maturity securities by $0.9 billion. The following table shows the composition of investments in the general account portfolio.

                                                 As of March 31,              As of December 31,
                                                      2004                          2003
                                            ---------------------------------------------------------
                                              Carrying         % of          Carrying         % of
                                                Value          Total          Value           Total
                                            ---------------------------------------------------------
                                            (in millions)                  (in millions)
Fixed maturity securities (1)............     $56,452.4          71.5%       $53,427.8          70.1%
Mortgage loans (2).......................      12,836.2          16.3         12,936.0          17.0
Real estate..............................         191.4           0.2            195.0           0.3
Policy loans (3).........................       2,112.1           2.7          2,117.9           2.8
Equity securities........................       1,245.4           1.6          1,243.5           1.6
Other invested assets ...................       3,288.3           4.2          3,011.3           4.0
Short-term investments...................          97.6           0.1            121.6           0.2
Cash and cash equivalents (4)............       2,744.5           3.4          3,121.6           4.0
                                            ---------------------------------------------------------
       Total invested assets.............     $78,967.9         100.0%       $76,174.7         100.0%
                                            =========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $926.7 million and $606.3 million as of March 31, 2004 and December 31, 2003, respectively. The total fair value of the fixed maturity security portfolio was $56,475.6 million and $53,452.2 million, at March 31, 2004 and December 31, 2003 respectively.
(2) The fair value for the mortgage loan portfolio was $14,280.0 million and $13,979.5 million as of March 31, 2004 and December 31, 2003, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2004, fixed maturity securities represented 71.5% of general account invested assets with a carrying value of $56.5 billion, comprised of 53.3% public securities and 46.7% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. As of March 31, 2004, the below investment grade bonds were 8.0% of invested assets, and 11.2% of total fixed maturities. The Company has established a long-term target of limiting investments in below investment grade bonds to 9% and 8% of invested assets by year end 2004 and 2005 for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


      The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                                           As of March 31,                As of December 31,
                                                                 2004                            2003
                                                   ------------------------------------------------------------------
    SVO                 S&P Equivalent                  Carrying          % of          Carrying           % of
 Rating (1)             Designation (2)             Value (3)(4)(5)      Total       Value (3)(4)(5)      Total
---------------------------------------------------------------------------------------------------------------------
                                                     (in millions)                    (in millions)
     1          AAA/AA/A.......................         $26,082.4           47.0%       $24,132.3            45.7%
     2          BBB............................          23,130.6           41.7         22,503.1            42.6
     3          BB.............................           3,226.2            5.8          2,999.3             5.7
     4          B..............................           1,901.4            3.4          1,922.4             3.6
     5          CCC and lower..................             918.1            1.6            853.5             1.6
     6          In or near default.............             267.0            0.5            410.9             0.8
                                                   ------------------------------------------------------------------
                    Subtotal...................          55,525.7          100.0%        52,821.5           100.0%
                Redeemable preferred stock.....             926.7                           606.3
                                                   ------------------------------------------------------------------
                    Total fixed maturities.....         $56,452.4                       $53,427.8
                                                   ==================================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 122 securities that are awaiting an SVO rating, with a carrying value of $2,069.9 million as of March 31, 2004 and 175 securities that are awaiting an SVO rating, with a carrying value of $4,066.9 million at December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $150.0 million notional invested in the Company's credit-linked note program, $130.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2003 the Company had $130.0 million notional invested in the Company's credit linked note program, $110.0 million notional written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $23.5 million of SVO Rating 2, $339.8 million of SVO Rating 3, $141.3 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $291.7 million of SVO Rating 1, $165.4 million of SVO Rating 2 and $55.1 million of SVO Rating 3 as of March 31, 2004 and $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2 and $54.1 million of SVO Rating 3 as of December 31, 2003. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of March 31, 2004 and December 31, 2003, the maximum amount that can be recovered under this provision was $119.9 million and $112.8 million, respectively.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments are investment grade, with 88.7% and 88.3% of fixed maturity investments invested in Category 1 and 2 securities as of March 31, 2004 and December 31, 2003, respectively. Below investment grade bonds were 11.3% and 11.7% of fixed maturity investments rated by the SVO and 8.0% and 8.1% of total invested assets at March 31, 2004 and December 31, 2003, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      As of March 31, 2004 and December 31, 2003, 51.1% and 48.5% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $267.0 million and $410.9 million as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, $1.2 million and $4.1 million, of interest on bonds near default was included in accrued investment income, respectively. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of March 31, 2004 and December 31, 2003 was limited to approximately 21.9% and 23.3% of our total MBS/ABS portfolio and 4.0% and 3.5% of our total fixed maturity securities holdings, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


      The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                  Investment Grade As of March 31, 2004
                                           ------------------------------------------------------------------------------------
                                                                        Carrying
                                                                        Value of
                                                                       Securities
                                                                          with                   Carrying Value of
                                             Total          Net           Gross        Gross      Securities with       Gross
                                           Carrying     Unrealized     Unrealized    Unrealized  Gross Unrealized    Unrealized
                                             Value      Gain (Loss)       Gains        Gains          Losses            Losses
                                           ------------------------------------------------------------------------------------
                                                                              (in millions)
Corporate securities:
     Banking and finance ..............    $ 7,320.7     $  489.2      $ 6,686.9     $  501.5       $   633.8          $(12.3)
     Communications ...................      3,047.6        270.7        2,903.3        273.8           144.3            (3.1)
     Government .......................      3,245.4        173.3        2,159.7        180.3         1,085.7            (7.0)
     Manufacturing ....................      6,473.4        486.6        5,790.8        500.5           682.6           (13.9)
     Oil & gas ........................      4,051.5        423.4        3,931.1        424.7           120.4            (1.3)
     Services / trade .................      2,750.8        219.7        2,658.4        221.4            92.4            (1.7)
     Transportation ...................      2,513.7        153.3        2,055.2        197.3           458.5           (44.0)
     Utilities ........................      7,885.1        686.4        7,167.3        700.4           717.8           (14.0)
     Other ............................        242.9         16.4          225.0         16.6            17.9            (0.2)
                                           ------------------------------------------------------------------------------------
   Total corporate securities .........     37,531.1      2,919.0       33,577.7      3,016.5         3,953.4           (97.5)

Asset-backed and mortgage-
  backed securities ...................      9,577.6        403.6        8,270.3        455.7         1,307.3           (52.1)
U.S. Treasury securities and
  obligations of U.S. government
  agencies ............................        332.0          7.3          294.9          7.5            37.1            (0.2)
Debt securities issued by foreign
  governments (1) .....................      2,136.5        259.9        2,096.5        260.7            40.0            (0.8)
Obligations of states and political
  subdivisions ........................        376.4         19.8          370.1         19.8             6.3              --
                                           ------------------------------------------------------------------------------------
     Total ............................    $49,953.6     $3,609.6      $44,609.5     $3,760.2       $ 5,344.1          $(150.6)
                                           ====================================================================================

(1) Includes $1,901.1 million in debt securities held by our Canadian insurance subsidiary and issued and fully supported by the Canadian federal, provincial municipal governments.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


                                                               Below Investment Grade As of March 31, 2004
                                           ------------------------------------------------------------------------------------
                                                                        Carrying
                                                                        Value of
                                                                       Securities
                                                                          with                   Carrying Value of
                                             Total          Net           Gross        Gross      Securities with       Gross
                                           Carrying     Unrealized     Unrealized    Unrealized  Gross Unrealized    Unrealized
                                             Value      Gain (Loss)       Gains        Gains          Losses            Losses
                                           ------------------------------------------------------------------------------------
                                                                              (in millions)
Corporate securities:
     Banking and finance ...............   $   28.0      $  0.9        $   23.4      $  0.9         $    4.6               --
     Communications ....................      244.4         8.0           154.9        19.1             89.5           $(11.1)
     Government ........................       11.5          --             1.7         0.3              9.8             (0.3)
     Manufacturing .....................    1,372.1        83.7         1,009.1        97.7            363.0            (14.0)
     Oil & gas .........................      723.7        (4.2)          433.9        30.4            289.8            (34.6)
     Services / trade ..................      399.0        39.0           293.0        45.7            106.0             (6.7)
     Transportation ....................      475.8       (13.7)          153.6        33.8            322.2            (47.5)
     Utilities .........................    2,621.2       122.5         1,878.8       173.3            742.4            (50.8)
     Other .............................        1.1         0.3             1.1         0.3               --               --
                                           ------------------------------------------------------------------------------------
   Total corporate securities ..........    5,876.8       236.5         3,949.5       401.5          1,927.3           (165.0)

Asset-backed and mortgage-
  Backed securities ....................      605.7       (24.3)          299.4        13.6            306.3            (37.9)
U.S. Treasury securities and
  obligations of U.S. government
  agencies .............................         --          --              --          --               --               --
Debt securities issued by foreign
  governments ..........................       16.3         0.8            13.2         0.9              3.1             (0.1)
Obligations of states and political
  subdivisions .........................         --          --              --          --               --               --
                                           ------------------------------------------------------------------------------------
     Total .............................   $6,498.8      $213.0        $4,262.1      $416.0         $2,236.7           $(203.0)
                                           ====================================================================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


         Fixed Maturity Securities -- By Industry Classification/Sector

                                                               Investment Grade as of December 31, 2003
                                           ------------------------------------------------------------------------------------
                                                                        Carrying
                                                                        Value of
                                                                       Securities
                                                                          with                   Carrying Value of
                                             Total          Net           Gross        Gross      Securities with       Gross
                                           Carrying     Unrealized     Unrealized    Unrealized  Gross Unrealized    Unrealized
                                             Value      Gain (Loss)       Gains        Gains          Losses            Losses
                                           ------------------------------------------------------------------------------------
                                                                              (in millions)
Corporate securities:
     Banking and finance ...............   $ 6,949.0     $  393.6      $ 6,083.4     $  406.6       $  865.6           $(13.0)
     Communications ....................     2,917.7        236.8        2,504.3        245.9          413.4             (9.1)
     Government ........................     3,180.5        133.6        2,134.8        140.9        1,045.7             (7.3)
     Manufacturing .....................     6,405.7        394.6        5,382.6        426.1        1,023.1            (31.5)
     Oil & gas .........................     3,975.1        349.4        3,804.6        355.0          170.5             (5.6)
     Services / trade ..................     2,511.4        186.1        2,352.3        190.7          159.1             (4.6)
     Transportation ....................     2,457.1        118.8        1,899.3        153.3          557.8            (34.5)
     Utilities .........................     7,733.4        577.9        6,939.4        603.2          794.0            (25.3)
     Other .............................       217.1         17.7          197.3         18.0           19.8             (0.3)
                                           -----------------------------------------------------------------------------------
   Total corporate securities ..........    36,347.0      2,408.5       31,298.0      2,539.7        5,049.0           (131.2)

Asset-backed and mortgage-
  Backed securities ....................     7,746.9        231.4        5,868.0        312.8        1,878.9            (81.4)
U.S. Treasury securities and
  obligations of U.S. government
  agencies .............................       300.4          3.4          120.9          4.9          179.5             (1.5)
Debt securities issued by foreign
  governments (1) ......................     2,183.8        240.6        2,049.2        242.8          134.6             (2.2)
Obligations of states and political
  subdivisions .........................       446.0         16.5          349.6         17.8           96.4             (1.3)
                                           -----------------------------------------------------------------------------------
     Total .............................   $47,024.1     $2,900.4      $39,685.7     $3,118.0       $7,338.4           $(217.6)
                                           ===================================================================================

(1) Includes $1,905.2 million in debt securities held by our Canadian insurance subsidiary and issued and fully supported by the Canadian federal, provincial or municipal governments.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


                                                       Below Investment Grade as of December 31, 2003
                                      ----------------------------------------------------------------------------------
                                                                        Carrying
                                                                        Value of
                                                                       Securities
                                                                          with                   Carrying Value of
                                             Total          Net           Gross        Gross      Securities with       Gross
                                           Carrying     Unrealized     Unrealized    Unrealized  Gross Unrealized    Unrealized
                                             Value      Gain (Loss)       Gains        Gains          Losses            Losses
                                           ------------------------------------------------------------------------------------
                                                                              (in millions)
Corporate securities:
     Banking and finance ...............   $  113.4      $ (3.6)       $   84.3      $  2.7         $   29.1           $ (6.3)
     Communications ....................      209.3         8.4           110.9        17.7             98.4             (9.3)
     Government ........................       11.0        (0.4)            1.5         0.2              9.5             (0.6)
     Manufacturing .....................    1,433.7        62.7         1,008.0        94.0            425.7            (31.3)
     Oil & gas .........................      674.8       (31.5)          415.3        21.5            259.5            (53.0)
     Services / trade ..................      438.7        45.9           331.8        51.4            106.9             (5.5)
     Transportation ....................      508.6       (14.3)          183.3        30.0            325.3            (44.3)
     Utilities .........................    2,615.7       107.2         1,846.0       154.4            769.7            (47.2)
     Other .............................        4.4         0.4             4.4         0.4               --               --
                                           ----------------------------------------------------------------------------------
   Total corporate securities ..........    6,009.6       174.8         3,985.5       372.3          2,024.1           (197.5)

Asset-backed and mortgage-
  Backed securities ....................      381.1       (61.2)           47.7         2.3            333.4            (63.5)
U.S. Treasury securities and
  obligations of U.S. government
  agencies .............................         --          --              --          --               --               --
Debt securities issued by foreign
  governments ..........................       13.0         0.6             8.9         0.7              4.1             (0.1)
Obligations of states and political
  subdivisions .........................         --          --              --          --               --               --
                                           ----------------------------------------------------------------------------------
     Total .............................   $6,403.7      $114.2        $4,042.1      $375.3         $2,361.6           $(261.1)
                                           ==================================================================================

      As of March 31, 2004 and December 31, 2003, there were gross unrealized gains of $4,176.2 million and $3,493.3 million, and gross unrealized losses of $353.6 million and $478.7 million on the fixed maturities portfolio. As of March 31, 2004 gross unrealized losses of $353.6 million included $310.1 million, or 87.7%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $353.6 million of gross unrealized losses in the portfolio at March 31, 2004, $39.3 million was in the closed block and $15.5 million has been allocated to participating pension contractholders, leaving $298.8 million of gross unrealized losses after such allocations. The 2003 gross unrealized losses of $478.7 million included $417.6 million, or 87.2%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $478.7 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million was in the closed block and $20.2 million was allocated to participating pension contractholders, leaving $396.7 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $261.1 million at December 31, 2003 to $203.0 million at March 31, 2004 primarily due to the easing of credit concerns and the resulting spread tightening.

      We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We have been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover through these cycles. EETC's are classified as asset-backed securities and they account for $49.9 million and $58.6 million of the $90.0 million and $144.9 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of March 31, 2004 and December 31, 2003, respectively. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending March 31, 2004 U.S. carriers have reported mixed results as increased fuel prices have offset increases in traffic. We do expect the airline sector to improve barring any new terrorist events or a reversal of the course of the U.S. economy. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) declined by $56.5 million in the three month period ending March 31, 2004 to $150.6 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3,4,5 and 6 by the SVO) declined even more over this period, dropping by $57.6 million to a total of $202.9 million as of March 31, 2004.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                           As of March 31, 2004
                                                    -----------------------------------------------------------------
                                                       Carrying Value of                      Gross
     SVO                 S&P Equivalent              Securities with Gross      % of        Unrealized
 Rating (1)              Designation (2)             Unrealized Losses (3)     Total        Losses (3)     % of Total
---------------------------------------------------------------------------------------------------------------------
                                                         (in millions)                    (in millions)
      1           AAA/AA/A.......................           $3,718.5             50.8%          (53.8)         15.2%
      2           BBB............................            1,384.8             18.9           (96.8)         27.4
      3           BB.............................              561.1              7.7           (52.7)         14.9
      4           B..............................            1,077.1             14.7           (96.6)         27.3
      5           CCC and lower..................              531.4              7.3           (46.6)         13.2
      6           In or near default.............               42.7              0.6            (7.0)          2.0
                                                    -----------------------------------------------------------------
                       Subtotal..................            7,315.6            100.0%         (353.5)        100.0%
                  Redeemable preferred stock.....              265.2                             (0.1)
                                                    -----------------------------------------------------------------
                       Total.....................           $7,580.8                          $(353.6)
                                                    =================================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 26 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $497.3 million and unrealized losses of $11.6 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 6.6% and 3.3% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                          As of December 31, 2003
                                                     ----------------------------------------------------------------
                                                        Carrying Value of                     Gross
     SVO                  S&P Equivalent              Securities with Gross     % of        Unrealized
 Rating (1)              Designation (2)              Unrealized Losses (3)    Total        Losses (3)     % of Total
---------------------------------------------------------------------------------------------------------------------
                                                          (in millions)                   (in millions)
      1           AAA/AA/A..........................         $4,860.6            51.3%        $ (99.2)         21.2%
      2           BBB...............................          2,247.6            23.7          (107.9)         23.1
      3           BB................................            673.2             7.1           (74.2)         15.9
      4           B.................................          1,069.7            11.3           (90.6)         19.4
      5           CCC and lower.....................            465.0             4.9           (84.8)         18.1
      6           In or near default................            151.3             1.7           (10.9)          2.3
                                                     ----------------------------------------------------------------
                         Subtotal...................          9,467.4           100.0%         (467.6)        100.0%
                  Redeemable preferred stock........            232.6                           (11.1)
                                                     ----------------------------------------------------------------
                         Total......................         $9,700.0                         $(478.7)
                                                     ================================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO. Recent experience has shown that our ratings are generally comparable to those of the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 59 securities with gross unrealized losses are awaiting an SVO rating with a carrying value of $1,798.1 million and unrealized losses of $27.4 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 18.5% and 5.7% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                             As of March 31, 2004
                                            --------------------------------------------------------------------------------------
                                                         Investment Grade                          Below Investment Grade
                                            -----------------------------------------  -------------------------------------------
                                             Carrying Value                              Carrying Value
                                                   of                                          of
                                            Securities with                             Securities with
                                                 Gross                                       Gross
                                               Unrealized     Hedging       Market         Unrealized      Hedging       Market
                                                 Losses     Adjustments  Depreciation        Losses      Adjustments  Depreciation
                                            -----------------------------------------  -------------------------------------------
                                                           (in millions)                                 (in millions)
Three months or less .......................   $1,054.2      $ (7.2)       $ (3.9)          $  141.7       $ (0.7)      $  (1.3)
Greater than three months to six months ....      455.9        (6.7)        (10.3)             100.6         (2.2)          0.8
Greater than six months to nine months .....      618.7        (7.2)         (2.0)             111.0         (1.8)         (0.5)
Greater than nine months to twelve months ..      660.3        (1.7)         (9.6)              92.8         (1.9)         (5.9)
Greater than twelve months .................    2,314.2       (56.1)        (45.8)           1,766.2        (68.6)       (120.9)
                                               --------------------------------------  -----------------------------------------
     Subtotal ..............................    5,103.3       (78.9)        (71.6)           2,212.3        (75.2)       (127.8)
Redeemable preferred stock .................      240.8        (0.3)          0.2               24.4           --            --
                                               --------------------------------------  -----------------------------------------
     Total .................................   $5,344.1      $(79.2)       $(71.4)          $2,236.7       $(75.2)      $(127.8)
                                               ======================================  =========================================

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                          As of December 31, 2003
                                            --------------------------------------------------------------------------------------
                                                         Investment Grade                          Below Investment Grade
                                            -----------------------------------------  -------------------------------------------
                                             Carrying Value                              Carrying Value
                                                   of                                          of
                                            Securities with                             Securities with
                                                 Gross                                       Gross
                                               Unrealized     Hedging       Market         Unrealized      Hedging       Market
                                                 Losses     Adjustments  Depreciation        Losses      Adjustments  Depreciation
                                            -----------------------------------------  -------------------------------------------
                                                           (in millions)                                 (in millions)
Three months or less .......................   $2,006.9     $(12.3)       $ (19.2)         $  248.4       $ (3.8)      $  (7.5)
Greater than three months to six months ....    1,422.8       (5.6)         (28.3)            123.2         (1.8)         (1.1)
Greater than six months to nine months .....      947.3       (1.0)         (33.2)            125.2         (2.5)        (10.9)
Greater than nine months to twelve months ..      208.3      (14.0)          (7.8)            196.2         (1.2)         (2.8)
Greater than twelve months .................    2,522.9      (43.7)         (42.0)          1,666.2        (61.7)       (167.2)
                                               -------------------------------------  -----------------------------------------
        Subtotal ...........................    7,108.2      (76.6)        (130.5)          2,359.2        (71.0)       (189.5)
Redeemable preferred stock .................      230.2       (0.1)         (10.4)              2.4           --          (0.6)
                                               -------------------------------------  -----------------------------------------
        Total ..............................   $7,338.4     $(76.7)       $(140.9)         $2,361.6       $(71.0)      $(190.1)
                                               =====================================  =========================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at March 31, 2004 and December 31, 2003 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of March 31, 2004 and December 31, 2003, respectively, the fixed maturity securities had a total gross unrealized loss of $199.2 million and $331.0 million, excluding basis adjustments related to hedging relationships. Of these totals, $182.2 million and $219.8 million, respectively, are due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $55.4 million and $49.8 million, respectively, comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

      As of March 31, 2004 and December 31, 2003, $126.8 million and $170.0 million, respectively, of the $199.2 million and $331.0 million resided in below investment grade securities with various amounts of unrealized loss for over nine months. At March 31, 2004, all of these securities were current as to the payments of principal and interest. Of the $126.8 million, $97.9 million traded above 80% of amortized cost at March 31, 2004 and an additional $8.3 million traded above 80% of amortized cost within the last nine months, for a total of $106.2 million. Of the $106.2 million in this category, $57.2 million comes from airline related bonds an industry that continues to experience stress and hence has lagged the general recovery. While, as described earlier, we expect the secured nature of our positions to protect our value, the increased stress in this industry is of concern.

      The Company's gross unrealized loss in investment grade and below investment grade bonds trading at less than 80% of amortized cost for more than one year amounted to $17.5 million in March 31, 2004 down $58.6 million, or 77.0%, from December 31, 2003.

      The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at March 31, 2004 and December 31, 2003 is shown below.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                     March 31, 2004                 December 31, 2003
                                                             -------------------------------  -----------------------------
                                                               Carrying Value                  Carrying Value
                                                               of Securities      Gross        of Securities      Gross
                                                                 with Gross     Unrealized       with Gross     Unrealized
                                                              Unrealized Loss      Loss       Unrealized Loss      Loss
                                                             -------------------------------  -----------------------------
                                                                     (in millions)                    (in millions)

Due in one year or less...................................       $  329.6          $ (11.9)         $  403.3      $ (11.8)
Due after one year through five years.....................        1,183.9            (51.9)          1,538.5        (75.5)
Due after five years through ten years....................        1,269.0            (74.2)          2,042.9       (105.0)
Due after ten years.......................................        3,184.7           (125.6)          3,503.0       (141.5)
                                                             -------------------------------  -----------------------------
                                                                  5,967.2           (263.6)          7,487.7       (333.8)
Asset-backed and mortgage-backed securities...............        1,613.6            (90.0)          2,212.3       (144.9)
                                                             -------------------------------  -----------------------------
     Total................................................       $7,580.8          $(353.6)         $9,700.0      $(478.7)
                                                             ===============================  =============================

      As of March 31, 2004, we had 22 securities representing 3 credit exposures with an amortized cost of $408.8 million and a total unrealized loss of $65.8 million that had unrealized losses of more than $10 million. As of December 31, 2003 there were 59 securities representing 9 credit exposures with unrealized losses of $10 million or more, with an amortized cost of $1,048.3 million and unrealized losses of $136.3 million. The area of most concern continues to be the airline sector and it represents 2 of the 3 credits as of March 31, 2004.

      Mortgage Loans. As of March 31, 2004 and December 31, 2003, the Company held mortgage loans with a carrying value of $12.8 billion and $12.9 billion, including $2.9 billion and $3.0 billion respectively, of agricultural loans and $9.9 billion and $9.9 billion, respectively, of commercial loans. Impaired loans comprised 0.9% and 1.0% of the mortgage portfolio as of March 31, 2004 and December 31, 2003, respectively. Maritime Life managed $2.1 billion and $2.0 billion, respectively, of which $1.1 billion and $1.1 billion, respectively, were government-insured by the Canada Mortgage and Housing Corporation.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                        As of March 31, 2004                    As of December 31, 2003
                             ----------------------------------------  --------------------------------------
                             Amortized      Carrying     % of Total    Amortized    Carrying     % of Total
                                Cost         Value     Carrying Value     Cost        Value    Carrying Value
                             ----------------------------------------  --------------------------------------
                                  (in millions)                            (in millions)
Agri-business ............    $1,800.8      $1,800.1        61.3%      $1,864.4     $1,864.0        61.5%
Timber ...................     1,148.5       1,120.1        38.1        1,174.6      1,146.5        37.8
Production agriculture ...        17.7          17.6         0.6           19.0         19.0         0.7
                             ----------------------------------------  --------------------------------------
    Total ................    $2,967.0      $2,937.8       100.0%      $3,058.0     $3,029.5       100.0%
                             ========================================  ======================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


                        Mortgage Loans - By Property Type

                                           As of March 31, 2004          As of December 31, 2003
                                      ---------------------------------------------------------------
                                          Carrying         % of          Carrying         % of
                                           Value           Total          Value           Total
                                      ---------------------------------------------------------------
                                       (in millions)                  (in millions)
Apartment..........................       $ 2,349.3         18.3%         $ 2,365.1         18.3%
Office Buildings...................         2,581.2         20.1            2,711.5         21.0
Retail.............................         2,398.3         18.7            2,329.6         18.0
Agricultural.......................         2,937.8         22.9            3,029.4         23.4
Industrial.........................         1,167.3          9.1            1,180.4          9.1
Hotels.............................           471.8          3.7              473.2          3.7
Multi-Family.......................            23.8          0.2               27.2          0.2
Mixed Use..........................           297.5          2.3              284.9          2.2
Other..............................           609.2          4.7              534.7          4.1
                                      ---------------------------------------------------------------
     Total.........................       $12,836.2        100.0%         $12,936.0        100.0%
                                      ===============================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                           ---------------------------------------------------------------------------
                                      As of March 31, 2004                As of December 31, 2003
                           ---------------------------------------------------------------------------
                              Number      Carrying          % of          Carrying         % of
                             Of Loans       Value          Total           Value           Total
                           ---------------------------------------------------------------------------
                                        (in millions)                  (in millions)
East North Central.......        140      $ 1,126.4           8.8%        $ 1,118.4           8.6%
East South Central.......         39          393.3           3.1             412.2           3.2
Middle Atlantic..........        120        1,480.3          11.5           1,449.5          11.2
Mountain.................         93          545.6           4.2             511.3           4.0
New England..............        101          878.6           6.8             869.6           6.7
Pacific..................        274        2,328.7          18.1           2,378.2          18.4
South Atlantic...........        203        2,245.6          17.5           2,378.3          18.4
West North Central.......         69          430.8           3.4             434.5           3.4
West South Central.......        116        1,009.9           7.9           1,024.1           7.9
Canada...................        847        2,397.0          18.7           2,359.9          18.2
                           ---------------------------------------------------------------------------
     Total...............      2,002      $12,836.2         100.0%        $12,936.0         100.0%
                           ===========================================================================

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


                            Mortgage Loan Comparisons

                                                   As of March 31,                   As of December 31,
                                                       2004                                2003
                                            ------------------------------  ----------------------------------
                                              Carrying      % of Total        Carrying         % of Total
                                               Value    Mortgage Loans (1)      Value      Mortgage Loans (1)
                                            ------------------------------  ----------------------------------
                                                     (in millions)                     (in millions)
Delinquent, not in foreclosure ..........   $  2.4               --           $  2.6               --
Delinquent, in foreclosure ..............     69.8              0.5%            92.7              0.7%
Restructured ............................     83.6              0.7             87.8              0.7
Loans foreclosed during period ..........       --               --             23.9              0.2
                                            ------------------------------    ---------------------------------
     Subtotal ...........................    155.8              1.2            207.0              1.6
 All other loans with valuation allowance      2.7               --              8.4              0.1
                                            ------------------------------    ---------------------------------

     Total ..............................   $158.5              1.2%          $215.4              1.7%
                                            ------------------------------    ---------------------------------

Valuation allowance .....................   $ 63.8                            $ 66.2
                                            ======                            ======

(1) As of March 31, 2004 and December 31, 2003 the Company held mortgage loans with a carrying value of $12.8 billion and $12.9 billion, respectively.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $63.8 million, or 0.5% of the carrying value of the portfolio as of March 31, 2004.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                                           For the Three Months Ended
                                                               March 31, 2004                     March 31, 2003
                                                     -----------------------------------------------------------------------
                                                           Yield            Amount            Yield            Amount
                                                     -----------------------------------------------------------------------
                                                                         (in millions)                      (in millions)
General account assets-excluding policy loans
   Gross income...................................         5.92%             $1,116.4         6.28%            $ 1,051.5
   Ending assets -excluding policy loans (1)......                           76,855.8                           68,874.8
Policy loans
   Gross income...................................         5.86%                 31.0         6.14%                 32.3
   Ending assets..................................                            2,112.1                            2,107.1
     Total gross income...........................         5.92%              1,147.4         6.28%              1,083.8
     Less: investment expenses....................                              (42.0)                             (54.5)
                                                                       ------------------                 ------------------
       Net investment income .....................         5.70%             $1,105.4         5.96%            $ 1,029.3
                                                                       ==================                 ==================

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Net investment income increased $76.1 million from comparable prior year period. The increase was primarily the result of asset growth and lower investment expenses. Overall, the yield for the three months ended March 31, 2004, net of investment expenses, on the general account portfolio decreased to 5.70% from 5.96% for the three months ended March 31, 2003. The lower portfolio yield was driven primarily by the drop in short-term interest rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. In summary, the change in yields was driven by the following factors:

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


      o As of March 31, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to the same $12 billion level of exposure as of March 31, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of March 31, 2004, approximately 91% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 9% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was approximately 42 basis points this quarter compared to 47 basis points a year ago.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended March 31, 2004, this dilutive effect was 7 basis points, compared to 7 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $1.4 million in the first quarter of 2004 compared to the first quarter of 2003.

      o The inflow of new cash for the three month period ending March 31, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2003. These two factors account for the majority of the remaining decline in portfolio rates.

Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In the three month period ended March 31, 2004, weighted-average invested assets grew $8,516.3 million, or 12.3%, from the prior year. In addition, investment expenses were reduced $12.5 million in the three month period ended March 31, 2004 compared to the prior year. Included are reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's home office real estate in the first quarter of 2003.

Net Realized Investment and Other Gain/(Loss)

      The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                                                                    Net Realized
                                                       Gross Gain    Gross Loss      Hedging         Investment
For the Three Months Ended March 31, 2004  Impairment  On Disposal  on Disposal    Adjustments  and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1)(2) .....       $(69.0)     $ 80.1       $ (5.4)       $(52.0)           $(46.3)
Equity securities (3) ................         (4.7)       70.1         (1.2)           --              64.2
Mortgage loans on real estate ........           --        14.1         (3.7)        (14.2)             (3.8)
Real estate ..........................           --         3.8         (0.1)           --               3.7
Other invested assets ................         (7.5)        2.7         (6.1)           --             (10.9)
Derivatives ..........................           --          --           --         (47.1)            (47.1)
                                          ----------------------------------------------------------------------------
               Subtotal ..............       $(81.2)     $170.8       $(16.5)       $(113.3)          $(40.2)
                                          ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs......................           17.3
          Amounts credited to participating pension contractholders..........................           (3.1)
          Amounts credited to the policyholder dividend obligation...........................          (15.2)
                                                                                                ----------------------
               Total.........................................................................         $(41.2)
                                                                                                ======================

      (1) Fixed maturity securities gain on disposals includes $5.4 million of gains from previously impaired securities and $33.4 million of pre-payment gains.
      (2) Fixed maturity securities loss on disposals includes $0.6 million of credit related losses.
      (3) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


derivatives represent non-cash adjustments on derivative instruments and on assets and liabilities designated as hedged items reflecting the change in fair value of those items.

      For the three month period ended March 31, 2004 net realized investment and other gains/(losses) was a loss of $41.2 million. For the same time period, gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $97.7 million, excluding hedging adjustments. This compares to net realized investment and other gains of $62.6 million and gross losses on impairments and disposals of $293.4 million in the year ago quarter.

      For the three month period ended March 31, 2004, we realized $80.1 million of gains on disposal of fixed maturities excluding hedging adjustments. These gains resulted from managing our portfolios for tax optimization and ongoing portfolio positioning, as well as $33.4 million of prepayments and approximately $5.4 million from recoveries on sales of previously impaired securities.

      For the three month period ended March 31, 2004, we realized $5.4 million of losses upon disposal of bonds excluding hedging adjustments. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, the Chief Investment Officer and the Chief Risk Officer who reports to the Chief Financial Officer. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for three month period ended March 31, 2004 of $70.5 million

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


(including impairment losses of $69.0 million, and $1.5 million of previously recognized gains where the bond was part of a hedging relationship).

      Of the $5.4 million of realized losses on sales of fixed maturity securities for the three months ended March 31, 2004, there were no significant credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the quarter. There were no sales with losses in excess of $1.0 million.

      The Company recorded losses due to other than temporary impairments of CDO equity and other invested assets of $7.5 million for three month period ended March 31, 2004. Equity in these CDOs take the first loss risk in a pool of high yield debt and hence under perform in a high yield default environment. We have a total remaining carrying value of $57.4 million and $60.0 million of CDO equity as of March 31, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $4.7 million for the three month period ended March 31, 2004 as the result of market values falling below cost for more than six months.

      The Company recorded a loss of $3.8 million on mortgage loans for the three month period ended March 31, 2004 (of which $14.2 million was losses on hedging adjustments). Included are losses of $1.2 million for the three months ended March 31, 2004 which were associated with agriculture mortgages.

      There were also gains of $70.1 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $2.7 million from the sale of other invested assets, and gains of $3.8 million resulting from the sale of real estate for the three month period ended March 31, 2004. Net derivative activity resulted in a loss of $47.1 million for the three months ended March 31, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged and non-hedged items in comparison to the changes in fair value of its derivatives.

      For the three month period ended March 31, 2003, net realized investment and other gains and losses was a gain of $62.6 million. Gross losses on impairments and on disposal of investments - including bonds, equities, mortgages, real estate, and other invested assets was $293.4 million excluding hedging adjustments.

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate needs to facilitate business operations. John Hancock Financial Services, Inc. (the Company) is an insurance holding company. The assets of the Company consist primarily of the outstanding capital stock of the Life Company, John Hancock Canadian Holdings Limited (Maritime Life's parent) and investments in other subsidiaries both domestic and international. The Company's cash flow primarily consists of dividends from its operating subsidiaries and proceeds from the Company's debt offerings offset by expenses and shareholder dividends. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, and paying dividends on its common stock substantially depends upon dividends from its operating subsidiaries.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


      Canadian insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. Maritime Life, our Canadian life insurance subsidiary, is subject to restrictions on dividend payments to its holding company, John Hancock Canadian Holdings, Ltd, by Canadian regulators. Maritime Life may not make dividend payments which would make its minimum continuing capital and surplus ratio fall below 150%, as required by the Office of the Superintendent of Financial Institutions. Maritime Life's minimum continuing capital and surplus ratio is measured annually, and was 184% as of December 31, 2003. The Company did not request any dividend payment from Maritime Life in 2003, nor did Maritime Life make any dividend payments to JHFS or its operating subsidiaries in 2003.

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

      As noted above on April 28, 2004, JHFS completed its merger agreement with Manulife and as of the close of business, JHFS stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Commencing on April 28, 2004, the Company now operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand. Following the completion of the merger, Standard and Poor's, Moody's, A.M. Best and Fitch affirmed all ratings. In addition, Standard & Poor's upgraded the long-term counterparty credit and senior debt ratings on John Hancock Financial Services, Inc. and the debt ratings John Hancock Canadian Corp. to A+ from A. Dominion Bond Rating Service upgraded John Hancock Financial Services' corporate rating to AA (low) from A
(high), upgraded John Hancock Canadian Corp.'s debt rating to AA (low) from A
(high) and upgraded Maritime Life Assurance Company's claims paying ability rating to IC-1 from IC-2. In addition, Maritime Life's financial strength ratings were upgraded to Aa3 from A1 by Moody's and to A++ from A+ by A.M. Best. Maritime Life's A+ financial strength rating remains on positive outlook with Fitch.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of March 31, 2004, $49,213.0 million, or 88.6% of the consolidated fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $6,312.7 million, or 11.4% of fixed maturity investments, were rated non-investment grade. $43,676.0 million, or 87.5% of the Life Company fixed maturity securities held by us and rated by Standard & Poor's Ratings Services (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $6,245.1 million, or 12.5% of the Life Company fixed maturity investments, were rated non-investment grade. In addition, $4,478.2 million, or 99.3% of the Maritime Life fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $29.8 million, or 0.7% of the Maritime Life fixed maturity investments, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


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

Analysis of Consolidated Statements of Cash Flows

      Net cash provided by operating activities was $635.1 million and $559.4 million for the three months ended March 31, 2004 and 2003, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $75.7 million increase in the first quarter of 2004 compared to the same period in 2003 resulted primarily from a $190.9 million increase in premiums received, partially offset by a $123.7 million increase in policy related costs.

      Net cash used in investing activities was $869.2 million and $652.8 million for the three months ended March 31, 2004 and 2003 respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities include those from the purchase or sales of product lines and asset management such as the sale of the Home Office properties in 2003. In addition to a comprehensive asset-liability management program that seeks to align the financial and risk attributes of the Company's investment portfolio (including cash and short term investments) with those of its liability contracts, we also maintain a minimum cash balance and monitors available liquidity against estimated liability needs under stressed market conditions. All of this leads to a liquidity policy we think is prudent and is expected to amply support liability needs even in these most stressed environments. The $216.4 million increase in cash used in the first quarter of 2004 as compared to the same period in 2003 resulted primarily from an $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003, offset somewhat by and a $263.4 million reduction in net acquisitions of fixed maturities and a $311.4 million increase in net mortgage maturities, prepayments and scheduled redemptions

      Net cash used by financing activities was $143.0 million for the three months ended March 31, 2004, and the net cash provided by financing activities was $1,222.5 million for the three months ended March 31, 2004. Changes in cash provided by financing activities primarily relate to the execution of transactions with our customers demonstrated by deposits and withdrawals under investment-type contracts and the payment of the Company's annual dividend to shareholders. In addition, where advantageous or otherwise necessary, the Company may issue equity securities or debt, borrowing or re-pay corporate debt, or pay dividends to our parent, Manulife. The $1,365.5 million decrease in the first quarter of 2004 as compared to same period in 2003 resulted from a $1,005.2 million decrease in deposits and a $275.7 million increase in cash payments made on withdrawals of universal life insurance and investment-type contracts offset somewhat by $72.9 million increase in funds from the Consumer Notes program, and a $96.3 million increase in bank deposits. The Company's ability to generate customer deposits in excess of withdrawals is critical to our long-term growth.

      On October 26, 2000, the Company announced that its Board of Directors authorized a stock repurchase program, with no termination date, under which the Company was authorized to purchase up to $500 million of its outstanding common stock. On August 6, 2001, the Company's Board of Directors authorized a $500 million increase to the stock repurchase program. On June 21, 2002, the Company's Board of Directors authorized a second increase of $500 million to the stock repurchase program, bringing the total amount authorized to be used to repurchase Company stock to $1.5 billion. Under the stock repurchase program, purchases have been and will be made from time to time, depending on market conditions, business opportunities and other factors, in the open market or through privately negotiated transactions. Through March 31, 2004, the Company has repurchased 30.0 million shares with a total cost of $1071.3 million, of which 56,000 shares were repurchased in 2004 at a cost of $2.3 million. The 2004 repurchase activity consisted primarily of the acquisition of certain restricted stock from key executives of the Company for employee tax withholdings. As of the acquisition of JHFS by Manulife, the stock repurchase program will no longer be utilized.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


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

      As of March 31, 2004, we had $1,453.8 million of principal and interest amounts of debt outstanding consisting of $499.1 million of medium-term bonds, $447.6 million of surplus notes, $301.3 million of Canadian debt, $45.9 million of other notes payable (excluding $83.6 million in non-recourse debt for Signature Fruit and a Signature Funding CDO) and $159.9 million in commercial paper. Also not included here is the $115.1 million SFAS No. 133 fair value adjustment to interest rate swaps held for the Surplus Notes. During the first quarter of 2004, the Company issued in aggregate $605 million in commercial paper, of which $160 million was outstanding at March 31, 2004. The commercial paper program established at the Company has replaced the commercial paper program at its indirect subsidiary, John Hancock Capital Corporation. In addition, the Company has outstanding $1,825.1 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $200,000 of aggregate principal, and mature at a various dates in the future. Covenants in this program include, among others, limitations on liens.

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

      The Life Company guarantees certain mortgage securitizations transactions the Company entered into with FNMA and FHLMC. This guarantee will persist until the pool of mortgages is paid off in full by the mortgagees. The Life Company must perform under this guarantee where the mortgagees fail to repay their mortgages. The maximum amount of future payments the Life Company may be required to make pursuant to the guarantee is up to 12.25% of the total principal and interest for the FNMA securitization, or $11.1 million, and up to 10.50% of total principal and interest for the FHLMC securitization, or $14.0 million, at March 31, 2004.

      The Company has the following additional guarantees outstanding with affiliates, related to market value annuity products in the Life Company and it subsidiary John Hancock Variable Life Insurance Company (see Note 10-Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company) covering contracts with account values of $395.2 million, and $301.3 million in senior unsecured notes payable issued by John Hancock Canadian Corporation, guaranteed by the Company.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


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

Forward-Looking Statements

      The statements, analyses, and other information contained in this Management's Discussion and Analysis (MD&A) and elsewhere in this Form 10-Q, in connection with the merger with John Hancock and Manulife Financial Corporation, relating to trends in John Hancock Financial Services, Inc.'s, (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations (including, but not limited to, those relating to the Federal Estate Tax Laws and proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries; Massachusetts insurance law and similar Canadian laws may restrict the ability of John Hancock Life Insurance Company (the Life Company) and The Maritime Life Assurance Company (Maritime Life) to pay dividends within the consolidated group; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our shareholders; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio including without limitation, the risks associated with the evaluation and determination by our investment professionals of the fair value of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (17) we may be unable to retain personnel who are key to our business; (18) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (19) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, (20) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position, and (21) in connection with the merger between the Company and Manulife Financial Corporation: we may not achieve the revenue synergies, cost savings and other synergies contemplated by the merger; we may experience litigation related to the merger; John Hancock's (including Maritime Life) and Manulife's distributors, customers and policyholders may react negatively to the transaction; we may encounter difficulties in promptly and effectively integrating the businesses of John Hancock including Maritime Life, and Manulife; we may not be able to retain the professional and management talent necessary to operate the business; the transaction may result in diversion of management time on merger and integration-related issues; and we may experience increased exposure to exchange rate fluctuations and other unknown risks associated with the merger.

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

Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

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

      No change in the Company's internal control over financial reporting (as defined in Rule 14-15f) of the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

a) Exhibits

Exhibit
Number            Description
------            -----------

2.1 First Amendment to Agreement and Plan of Merger, dated as of September 28, 2003, by and among Manulife Financial Corporation, John Hancock Financial Services, Inc. and Jupiter Merger Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Manulife ("Merger Co."). *

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 **

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 **

32.1              Chief Executive Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2              Chief Executive Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

----------

* Previously filed as Appendix A to the Proxy Statement/Prospectus included in Manulife Financial Corporation's Registration Statement on Form 4-F/A filed with the Securities and Exchange Commission on January 5, 2004, and incorporated by reference herein.
**    Filed herewith.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


b) Reports on Form 8-K.

      During the First Quarter of 2004 the Company filed the following Current Reports on Form 8-K:

      On February 5, 2004, the Company filed a Current Report on Form 8-K, dated February 5, 2004 reporting under Item 5 and Item 7 thereof the Company's operating and financial results for the fourth quarter of 2003.

      On February 24, 2004, the Company filed a Current Report on Form 8-K, dated February 24, 2004 reporting under Item 5 and Item 7 the approval by shareholders of the Agreement and Plan of Merger, dated as of September 28, 2003, among Manulife Financial Corporation, John Hancock, and Jupiter Merger Corporation, a wholly-owned subsidiary of Manulife Financial Corporation, as amended by the First Amendment to Agreement and Plan of Merger, dated as of December 29, 2003.

                     JOHN HANCOCK FINANCIAL SERVICES, INC.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JOHN HANCOCK FINANCIAL SERVICES, INC.


Date: May 6, 2004                    By: /s/ THOMAS E. MOLONEY
                                         ----------------------
                                         Thomas E. Moloney
                                         Senior Executive Vice
                                         President and Chief Financial
                                         Officer