Form 10-Q
period 2004-06-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2004-08-09
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

      As of August 6, 2004 there were outstanding 1,000 shares of common stock, and 1 share of redeemable preferred stock, both $0.01 par value, of the registrant, all of which were owned by Manulife Financial Corporation.

                            Reduced Disclosure Format

      Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                           June 30,
                                                             2004         December 31,
                                                          (Unaudited)        2003
                                                          ----------------------------
                                                                 (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: December 31--$1,523.0) .................           --     $  1,498.6
   Available-for-sale--at fair value
   (cost: June 30--$53,250.2; December 31--$48,896.8) ..   $ 52,887.2       51,887.0
   Trading securities--at fair value
   (cost: June 30--$40.4; December 31-- $40.7) .........         40.4           42.2
Equity securities:
   Available-for-sale--at fair value
   (cost: June 30--$695.8; December 31--$665.8) ........        695.9          795.1
   Trading securities--at fair value
   (cost: June 30--$489.1; December 31--$435.3) ........        489.1          448.4
Mortgage loans on real estate ..........................     14,017.5       12,936.0
Real estate ............................................        220.8          195.0
Policy loans ...........................................      2,116.7        2,117.9
Short-term investments .................................         74.8          121.6
Other invested assets ..................................      3,380.8        3,011.3
                                                           ----------     ----------

   Total Investments ...................................     73,923.2       73,053.1

Cash and cash equivalents ..............................      1,614.1        3,121.6
Accrued investment income ..............................        948.9          756.0
Premiums and accounts receivable .......................        290.2          273.6
Goodwill ...............................................      4,417.2          345.0
Value of business acquired .............................      3,894.6          550.5
Intangible assets ......................................      1,486.8            6.3
Deferred policy acquisition costs ......................         81.7        4,301.0
Reinsurance recoverable ................................      2,235.7        2,095.5
Deferred tax asset .....................................        567.5             --
Other assets ...........................................      2,481.2        3,081.7
Separate account assets ................................     23,412.0       24,121.9
                                                           ----------     ----------

   Total Assets ........................................   $115,353.1     $111,706.2
                                                           ==========     ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                   June 30,
                                                                                     2004     December 31,
                                                                                 (Unaudited)      2003
                                                                                --------------------------
                                                                                        (in millions)
Liabilities and Shareholder's Equity
Future policy benefits .......................................................   $ 50,949.2    $ 45,609.6
Policyholders' funds .........................................................     22,402.5      22,728.1
Consumer notes ...............................................................      2,101.0       1,550.4
Unearned revenue .............................................................         26.5       1,140.4
Unpaid claims and claim expense reserves .....................................        283.9         346.2
Dividends payable to policyholders ...........................................        558.5         600.6
Short-term debt ..............................................................        341.0         485.3
Long-term debt ...............................................................      1,664.3       1,410.0
Deferred tax liability .......................................................           --       1,813.4
Other liabilities ............................................................      3,290.6       3,524.2
Separate account liabilities .................................................     23,412.0      24,121.9
                                                                                 ----------    ----------

      Total Liabilities ......................................................    105,029.5     103,330.1

Minority interests ...........................................................        160.4         160.4

Commitments and contingencies - Note 5

Shareholder's Equity
Preferred stock, $0.01 par value, 1 share authorized, issued
   and outstanding at June 30, 2004 ..........................................           --            --
Common stock, $0.01 par value; 1,000 shares authorized, issued, and outstanding at June 30, 2004 and $0.01 par value; 2.0 billion shares
   authorized; 319.8 million shares issued at December 31, 2003 ..............           --           3.2
Additional paid in capital ...................................................     10,156.8       5,174.0
Retained earnings ............................................................        133.9       2,318.7
Accumulated other comprehensive income .......................................       (127.5)      1,788.8
Treasury stock, at cost (30.0 million shares at December 31, 2003) ...........           --      (1,069.0)
                                                                                 ----------    ----------

   Total Shareholder's Equity ................................................     10,163.2       8,215.7
                                                                                 ----------    ----------

   Total Liabilities and Shareholder's Equity ................................   $115,353.1    $111,706.2
                                                                                 ==========    ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Period from       Period from
                                                                                  April 29, 2004     April 1, 2004     Three Months
                                                                                      through           through           Ended
                                                                                   June 30, 2004     April 28, 2004   June 30, 2003
                                                                                ----------------------------------------------------
                                                                                                    (in millions)
Revenues
   Premiums ...................................................................       $  727.4        $  329.6            $  914.4
   Universal life and investment-type product fees ............................          159.5            69.4               205.9
   Net investment income ......................................................          644.8           346.8             1,049.3
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contract holders and the policyholder dividend obligation
     ($(16.3), $27.8 and $51.1, respectively) .................................          (14.1)          126.8                89.8
   Investment management revenues, commissions and other fees .................           92.5            52.1               129.0
   Other revenue ..............................................................           39.2            19.8                59.4
                                                                                --------------------------------------------------

   Total revenues .............................................................        1,649.3           944.5             2,447.8

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation
     ($(10.7), $21.6 and $29.4, respectively) .................................          987.0           535.3             1,394.4
   Other operating costs and expenses .........................................          283.5           192.9               418.7
   Amortization of deferred policy acquisition costs
     and value of business acquired, excluding amounts
     related to net realized investment and other gains
     (losses) ($(5.6), $6.2 and $21.7, respectively) ..........................           56.0            39.2                75.8
   Dividends to policyholders .................................................           87.0            41.9               144.8
                                                                                --------------------------------------------------

   Total benefits and expenses ................................................        1,413.5           809.3             2,033.7
                                                                                --------------------------------------------------

Income before income taxes ....................................................          235.8           135.2               414.1
Income taxes ..................................................................          101.9            52.6               124.2
                                                                                --------------------------------------------------


Net income ....................................................................       $  133.9        $   82.6            $  289.9
                                                                                ==================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Period from       Period from
                                                                                  April 29, 2004    January 1, 2004    Six Months
                                                                                      through           through           Ended
                                                                                   June 30, 2004     April 28, 2004   June 30, 2003
                                                                                ----------------------------------------------------
                                                                                                    (in millions)
Revenues
   Premiums ...................................................................       $  727.4        $1,389.4            $1,748.1
   Universal life and investment-type product fees ............................          159.5           338.6               408.3
   Net investment income ......................................................          644.8         1,452.2             2,078.6
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contract holders and the policyholder dividend obligation
     ($(16.3), $28.7 and $1.9, respectively) ..................................          (14.1)           85.6               152.4
   Investment management revenues, commissions and other fees .................           92.5           195.3               254.1
   Other revenue ..............................................................           39.2            94.4               132.6
                                                                                --------------------------------------------------

   Total revenues .............................................................        1,649.3         3,555.5             4,774.1

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation
     ($(10.7), $39.9 and $(13.3), respectively) ...............................          987.0         2,143.0             2,751.4
   Other operating costs and expenses .........................................          283.5           653.9               809.3
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(5.6), $(11.2) and
     $15.2, respectively) .....................................................           56.0           167.6               158.8
   Dividends to policyholders .................................................           87.0           163.1               282.6
                                                                                --------------------------------------------------

   Total benefits and expenses ................................................        1,413.5         3,127.6             4,002.1
                                                                                --------------------------------------------------

Income before income taxes and cumulative effect of accounting change .........          235.8           427.9               772.0
Income taxes ..................................................................          101.9           127.8               228.9
                                                                                --------------------------------------------------

Net income before cumulative effect of accounting change ......................          133.9           300.1               543.1
Cumulative effect of accounting change, net of tax- Note 2 ....................             --            37.0                  --
                                                                                --------------------------------------------------

Net income ....................................................................       $  133.9        $  337.1            $  543.1
                                                                                ==================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                     Additional             Accumulated Other                  Total     Outstanding
                                            Common    Paid In    Retained     Comprehensive     Treasury   Shareholder's   Common
                                             Stock    Capital    Earnings     Income (Loss)       Stock       Equity       Shares
                                           -----------------------------------------------------------------------------------------
                                                            (in millions except outstanding share data in thousands)

Balance at April 1, 2003.................  $ 3.2      $5,141.6   $1,867.2     $  852.1        $(1,068.8)     $6,795.3     288,964.5

Options exercised........................                  1.8                                                    1.8         125.6
Restricted stock issued..................                  3.4                                                    3.4           0.1
Forfeitures of restricted stock..........                 (0.1)                                                  (0.1)         (2.2)
Issuance of shares for board
   compensation..........................                  0.7                                                    0.7          25.0
Comprehensive income:
   Net income............................                           289.9                                       289.9

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                        750.1                          750.1
   Net accumulated gains (losses)
     on cash flow hedges.................                                        103.1                          103.1
   Foreign currency translation
     adjustment..........................                                         64.5                           64.5
   Minimum pension liability.............                                          1.7                            1.7
                                                                                                             ---------
Comprehensive income.....................                                                                     1,209.3

                                           -----------------------------------------------------------------------------------------
Balance at June 30, 2003.................  $ 3.2      $5,147.4   $2,157.1     $1,771.5        $(1,068.8)     $8,010.4     289,113.0
                                           =========================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (Continued)

                                                                             Accumulated
                                                       Additional                Other                      Total      Outstanding
                                    Preferred  Common   Paid In   Retained   Comprehensive   Treasury   Shareholder's     Common
                                      Stock     Stock   Capital   Earnings   Income (Loss)     Stock       Equity         Shares
                                    ------------------------------------------------------------------------------------------------
                                                     (in millions, except outstanding share data in thousands)
Balance at April 1, 2004..........      --    $   3.3   $ 5,346.0  $2,573.2     $2,263.9     $(1,071.3)   $ 9,115.1       295,278.0

Options exercised.................                           51.4                                              51.4         1,333.4
Issuance of shares for board
   compensation...................                            0.1                                               0.1             1.9
Treasury stock acquired...........                                                               (30.8)       (30.8)       (7,653.6)
Comprehensive income:
   Net income.....................                                     82.6                                    82.6

Other comprehensive income,
   net of tax:
   Net unrealized gains (losses)..                                                (472.4)                    (472.4)
   Net accumulated gains (losses)
     on cash flow hedges..........                                                (140.5)                    (140.5)
   Foreign currency translation
     adjustment...................                                                 (49.4)                     (49.4)
   Minimum pension liability......                                                   0.5                        0.5
                                                                                                           ---------
Comprehensive income..............                                                                           (579.2)

                                    ------------------------------------------------------------------------------------------------
Balance at April 28, 2004.........      --    $   3.3   $ 5,397.5  $2,655.8     $1,602.1     $(1,102.1)   $ 8,556.6       288,959.7
                                    ------------------------------------------------------------------------------------------------

Acquisition by Manulife
Financial Corporation:

    Sale of shareholders' equity...     --       (3.3)   (5,397.5) (2,655.8)    (1,602.1)      1,102.1     (8,556.6)     (288,959.7)
    Manulife Financial Corporation
      purchase price...............                      10,417.0                                          10,417.0             1.0
    Merger with Jupiter Merger
      Corporation .................                        (260.2)                                           (260.2)
                                    ------------------------------------------------------------------------------------------------
Balance at April 29, 2004               --         --   $10,156.8        --           --            --    $10,156.8             1.0
                                    ================================================================================================

Balance at April 29, 2004..........     --         --   $10,156.8        --           --            --    $10,156.8             1.0

Comprehensive income:
   Net income......................                                $  133.9                                   133.9

Other comprehensive income,
  net of tax:
   Net unrealized gains (losses)...                                             $ (161.5)                    (161.5)
   Net accumulated gains (losses)
     on cash flow hedges...........                                                 (4.4)                      (4.4)
   Foreign currency translation
     adjustment....................                                                 38.4                       38.4
   Minimum pension liability.......                                                   --                         --
                                                                                                          ---------
Comprehensive income...............                                                                             6.4

                                    ------------------------------------------------------------------------------------------------
Balance at June 30, 2004...........     --         --   $10,156.8  $  133.9     $ (127.5)           --    $10,163.2             1.0
                                    ================================================================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (Continued)

                                                   Additional            Accumulated Other                Total      Outstanding
                                          Common    Paid In    Retained    Comprehensive     Treasury  Shareholder's   Common
                                           Stock    Capital    Earnings    Income (Loss)      Stock       Equity       Shares
                                          ---------------------------------------------------------------------------------------
                                                         (in millions, except outstanding share data in thousands)

Balance at January 1, 2003............... $  3.2    $5,127.9    $1,614.0     $  523.2       $(1,057.2)    $6,211.1    287,978.6

Options exercised........................                4.0                                                   4.0        278.6
Restricted stock issued..................               14.9                                                  14.9      1,245.6
Forfeitures of restricted stock..........               (0.1)                                                 (0.1)        (2.2)
Issuance of shares for board
   compensation..........................                0.7                                                   0.7         27.2
Treasury stock acquired..................                                                       (11.6)       (11.6)      (414.8)
Comprehensive income:
   Net income............................                          543.1                                     543.1

Other comprehensive income, net of tax:
   Net unrealized gains (losses).........                                     1,027.2                      1,027.2
   Net accumulated gains (losses)
     on cash flow hedges.................                                       109.1                        109.1
   Foreign currency translation
     adjustment..........................                                       108.8                        108.8

   Minimum pension liability.............                                         3.2                          3.2
                                                                                                          --------
Comprehensive income.....................                                                                  1,791.4

                                          ---------------------------------------------------------------------------------------
Balance at June 30, 2003................. $  3.2    $5,147.4    $2,157.1     $1,771.5       $(1,068.8)    $8,010.4    289,113.0
                                          =======================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (Continued)

                                                                             Accumulated
                                                       Additional                Other                      Total      Outstanding
                                    Preferred  Common   Paid In   Retained   Comprehensive   Treasury   Shareholder's     Common
                                      Stock     Stock   Capital   Earnings   Income (Loss)     Stock       Equity         Shares
                                    ------------------------------------------------------------------------------------------------
                                                     (in millions, except outstanding share data in thousands)

Balance at January 1, 2004.........     --    $ 3.2   $ 5,174.0   $2,318.7    $1,788.8      $(1,069.0)    $ 8,215.7     289,788.4

Options exercised..................             0.1       216.4                                               216.5       6,548.8
Restricted stock issued............                         6.9                                                 6.9         328.3
Forfeitures of restricted stock....                                                                                          (0.3)
Issuance of shares for board
   compensation....................                         0.2                                                 0.2           4.1
Treasury stock acquired............                                                             (33.1)        (33.1)     (7,709.6)
Comprehensive income:
   Net income......................                                  337.1                                    337.1

Other comprehensive income,
   net of tax:
   Net unrealized gains (losses)...                                              (86.8)                       (86.8)
   Net accumulated gains (losses)
     on cash flow hedges...........                                              (40.7)                       (40.7)
   Foreign currency translation
     adjustment....................                                              (60.2)                       (60.2)
   Minimum pension liability.......                                                1.0                          1.0
                                                                                                          ---------
Comprehensive income...............                                                                           150.4

                                    ------------------------------------------------------------------------------------------------
Balance at April 28, 2004..........     --    $ 3.3   $ 5,397.5   $2,655.8    $1,602.1      $(1,102.1)    $ 8,556.6     288,959.7
                                    ------------------------------------------------------------------------------------------------

Acquisition by Manulife Financial
Corporation:
    Sale of shareholders' equity...     --     (3.3)   (5,397.5)  (2,655.8)   (1,602.1)       1,102.1      (8,556.6)   (288,959.7)
    Manulife Financial Corporation
      purchase price...............                    10,417.0                                            10,417.0           1.0
    Merger with Jupiter Merger
      Corporation .................                      (260.2)                                           (260.2)
                                    ------------------------------------------------------------------------------------------------
Balance at April 29, 2004..........     --       --   $10,156.8         --          --             --     $10,156.8           1.0
                                    ================================================================================================

Balance at April 29, 2004..........     --       --   $10,156.8         --          --             --     $10,156.8           1.0

Comprehensive income:
   Net income......................                               $  133.9                                    133.9

Other comprehensive income,
  net of tax:
   Net unrealized gains (losses)...                                           $ (161.5)                      (161.5)
   Net accumulated gains (losses)
     on cash flow hedges...........                                               (4.4)                        (4.4)
   Foreign currency translation
     adjustment....................                                               38.4                         38.4
   Minimum pension liability.......                                               --                             --
Comprehensive income...............                                                                             6.4

                                    ------------------------------------------------------------------------------------------------
Balance at June 30, 2004...........     --       --   $10,156.8   $  133.9     $(127.5)            --     $10,163.2           1.0
                                    ================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the period    For the period
                                                                             from              from
                                                                        April 29, 2004   January 1, 2004    For the six
                                                                            through          through       month period
                                                                           June 30,         April 28,     ended June 30,
                                                                             2004              2004            2003
                                                                        ------------------------------------------------
                                                                                     (in millions)
Cash flows from operating activities:
   Net income .........................................................   $   133.9        $   337.1        $   543.1
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of  premium (discount) - fixed maturities ...........       115.3              0.7            (19.1)
     Net realized investment and other (gains) losses .................        14.1            (85.6)          (152.4)
     Change in accounting principle ...................................          --            (37.0)              --
     Change in deferred policy acquisition costs ......................       (81.9)           (58.4)          (216.2)
     Depreciation and amortization ....................................        55.5             23.7             30.6
     Net cash flows from trading securities ...........................       (32.2)            (6.7)           (83.4)
     Increase in accrued investment income ............................      (126.3)           (66.6)          (124.2)
     (Increase) decrease in premiums and accounts receivable ..........       (37.7)            21.1            (73.4)
     Increase (decrease)  in other assets and other liabilities, net ..      (210.3)            32.7           (176.8)
     Increase in policy liabilities and accruals, net .................       491.2            581.4          1,456.6
     Increase in income taxes .........................................        96.8            132.3            148.7
                                                                          -------------------------------------------

       Net cash provided by operating activities ......................       418.4            874.7          1,333.5

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ..............................       457.7          2,849.2          7,010.3
     Equity securities available-for-sale .............................        41.6            229.8            195.5
     Real estate ......................................................         1.4             97.7             65.6
     Home office properties ...........................................          --               --            108.8
     Short-term investments and other invested assets .................       107.3            133.4            887.6
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity ................................          --             41.2            136.0
     Fixed maturities available-for-sale ..............................       949.1          1,593.5          1,929.3
     Short-term investments and other invested assets .................         3.4            124.7            400.9
     Mortgage loans on real estate ....................................       278.1            684.7            588.3
   Purchases of:
     Fixed maturities held-to-maturity ................................          --             (0.5)            (2.2)
     Fixed maturities available-for-sale ..............................    (1,368.3)        (6,465.2)       (12,005.1)
     Equity securities available-for-sale .............................       (48.7)          (134.2)          (180.0)
     Real estate ......................................................        (1.5)            (6.9)           (14.6)
     Short-term investments and other invested assets .................       (93.4)          (658.8)          (858.6)
     Mortgage loans on real estate issued .............................      (598.1)          (680.5)          (954.1)
   Net cash received related to acquisition of business ...............          --               --             93.7
   Other, net .........................................................       (11.5)           148.0           (198.4)
                                                                          -------------------------------------------

       Net cash used in investing activities ..........................      (282.9)        (2,043.9)        (2,797.0)


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                        For the period    For the period
                                                                             from              from
                                                                        April 29, 2004   January 1, 2004    For the six
                                                                            through          through       month period
                                                                           June 30,         April 28,     ended June 30,
                                                                             2004              2004            2003
                                                                        ------------------------------------------------
                                                                                     (in millions)
Cash flows from financing activities:
   Acquisition of treasury stock ......................................   $     --         $  (33.1)        $  (11.6)
   Universal life and investment-type contract deposits ...............      768.2          2,459.8          4,708.0
   Universal life and investment-type contract maturities
      and withdrawals .................................................   (1,609.8)        (2,521.1)        (3,509.1)
   Issuance of consumer notes .........................................      129.5            372.2            389.9
   Increase in bank deposits ..........................................       22.9             93.6               --
   Issuance of short term debt ........................................         --               --             70.8
   Repayment of short-term debt .......................................      (20.5)           (41.8)          (114.5)
   Issuance of long-term debt .........................................        0.2              0.3               --
   Repayment of long-term debt ........................................       (1.2)            (1.2)            (3.6)
   Net increase (decrease) in commercial paper ........................      179.6           (271.4)           (59.4)
                                                                          -------------------------------------------

       Net cash (used in) provided by financing activities ............     (531.1)            57.3          1,470.5
                                                                          -------------------------------------------

       Net (decrease) increase in cash and cash equivalents ...........     (395.6)        (1,111.9)             7.0

       Cash and cash equivalents at beginning of period ...............    2,009.7          3,121.6          1,190.6
                                                                          -------------------------------------------

       Cash and cash equivalents at end of period .....................   $1,614.1         $2,009.7         $1,197.6
                                                                          ===========================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Change of Control

Effective April 28, 2004, Manulife Financial Corporation ("Manulife") acquired all of the outstanding common shares of John Hancock Financial Services, Inc. (JHFS or the Company) that were not already beneficially owned by Manulife as general fund assets and JHFS became a wholly owned subsidiary of Manulife.

As a result of the acquisition, the combined company is the largest life insurance company in Canada and the second largest in North America. The combined entity has a more diversified product line and distribution capabilities and expects to have improved operating efficiencies and a leading position across all its core business lines.

Pursuant to the terms of the acquisition, the holders of JHFS common shares received 1.1853 shares of Manulife stock for each JHFS common share. Approximately 342 million Manulife common shares were issued at an ascribed price of CDN $39.61 per share based on the volume weighted average closing stock price of the common shares for the period from September 25, 2003 to September 30, 2003. In addition all of the JHFS unvested stock options as of the date of announcement of the acquisition on September 28, 2003, vested immediately prior to the closing date and were exchanged for options exercisable for approximately 23 million Manulife common shares.

The acquisition of the Company's shares by Manulife was effected through the merger of the Company with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources, Inc., an affiliated Manulife entity, in the amount of $260.7 million in consideration for previously purchased shares of the Company, which were cancelled upon merger.

The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair value at the date of acquisition. The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of April 28, 2004 (in millions):

           Assets:                                                   Fair Value
                                                                     -----------
           Fixed maturity securities............................     $ 54,016.1
           Equity securities....................................        1,170.4
           Mortgage loans.......................................       13,731.0
           Policy loans.........................................        2,122.2
           Other invested assets................................        3,659.5
           Goodwill.............................................        4,417.2
           Value of business acquired...........................        3,886.0
           Intangible assets....................................        1,488.9
           Deferred tax asset...................................          566.7
           Cash and cash equivalents............................        2,009.4
           Reinsurance recoverable, net.........................        2,195.5
           Other assets acquired................................        3,569.9
           Separate account assets..............................       23,121.1
                                                                     ----------
                         Total assets acquired..................      115,953.9

           Liabilities:
           Policy liabilities...................................       75,818.2
           Other liabilities....................................        6,597.6
           Separate accounts....................................       23,121.1
                                                                     ----------
                         Total liabilities assumed..............      105,536.9

           Net assets acquired..................................     $ 10,417.0
                                                                     ----------

Goodwill of $4,417.2 million has been allocated to the Company's business and geographic segments, see Note 9-Goodwill and Other Intangible Assets. Of the $4,417.2 million in goodwill, no material amount is expected to be deductible for tax purposes. Value of business acquired is the present value of estimated future profits of insurance policies in force related to businesses acquired by Manulife, and has been allocated to the Company's business and geographic segments, see Note 9-Goodwill and Other Intangible Assets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Change of Control - (Continued)

Aside from goodwill and value of business acquired, intangible assets of $1,489.1 million resulting from the acquisition consists of the JHFS brand name, distribution network, investment management contracts and other investments management contracts (comprised of licensing agreements and contractual rights). Refer to Note 9-- Goodwill and Other Intangible Assets for a more complete discussion of these intangible assets.

Note 2 -- Summary of Significant Accounting Policies

Business

John Hancock Financial Services, Inc. is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. Since April 28, 2004, the Company operates as a subsidiary of Manulife. The "John Hancock" name is Manulife's primary U.S. brand.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of purchase accounting adjustments resulting from Manulife's acquisition of the Company, (see Note 1- Change in Control), as well as normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the period from April 29, 2004 through June 30, 2004 (post-merger) and the periods from April 1, 2004 through April 28, 2004 and January 1, 2004 through April 28, 2004 (pre-merger) are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2003 included in the Company's Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K). The Company's news releases and other information are available on the internet at www.jhancock.com, and its financial statements are available at www.manulife.com, under the link labeled "Securities Filings" on the "Investor Relations" Page. In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.

The balance sheet at December 31, 2003, presented herein, has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Acquisition / Disposal Activity

In addition to the acquisition of the Company by Manulife, the acquisition described under the table below was recorded under the purchase method of accounting and, accordingly, the operating results of the acquired business have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the purchase price over the estimated fair values recorded as goodwill. This acquisition was made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The tables below presents actual and proforma data, for comparative purposes, of revenue and net income for the periods indicated, to demonstrate the proforma effect of the acquisition and disposal as if they occurred on January 1, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (Continued)

                              Period from April 29, through        Period from April 1               Three Months Ended
                                         June 30,                   through April 28,                     June 30,
                                    2004                          2004                              2003
                                  Proforma         2004         Proforma           2004           Proforma          2003
                              -------------------------------------------------------------------------------------------------
                                                                        (in millions)

Revenue....................     $ 1,649.3       $ 1,649.3        $944.5           $944.5          $ 2,512.3        $ 2,447.8

Net income.................     $   133.9       $   133.9        $ 82.6           $ 82.6          $   292.5        $   289.9

                              Period from April 29, through       Period from January 1               Six Months Ended
                                         June 30                     through April 28,                    June 30,
                                    2004                          2004                              2003
                                  Proforma         2004         Proforma           2004           Proforma          2003
                              --------------------------------------------------------------------------------------------------
                                                                        (in millions)

Revenue....................     $ 1,649.3       $ 1,649.3      $ 3,555.5        $ 3,555.5       $ 4,885.7        $ 4,774.1

Net income.................     $   133.9       $   133.9      $   337.1        $   337.1       $   549.3        $   543.1

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

Stock-Based Compensation

For stock option grants made to employees prior to January 1, 2003, the Company applied the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which resulted in no compensation expense recognized for these stock option grants to employees. Prior to January 1, 2003 the Company recognized compensation expense at the time of the grant or over the vesting period for grants of non-vested stock to employees and non-employee board members and grants of stock options to non-employee general agents and has continued this practice. All options granted under those plans had an exercise price equal to the market value of the Company's common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect of which is to record compensation expense for grants made subsequent to this date. The following table illustrates the pro forma effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (Continued)

                                                           Period from     Period from
                                                            April 29,       April 1,      Three Months
                                                             through         through          Ended
                                                             June 30,       April 28,       June 30,
                                                               2004           2004            2003
                                                          ------------------------------  --------------
                                                                          (in millions)

Net income, as reported.................................       $133.9           $82.6         $ 289.9
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects...          1.2             1.6             4.8
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects...........................          1.2             2.3            10.4
                                                               ------           -----         -------
Proforma net income ....................................       $133.9           $81.9         $ 284.3
                                                               ======           =====         =======

                                                           Period from     Period from
                                                            April 29,      January 1,      Six Months
                                                             through         through          Ended
                                                             June 30,       April 28,       June 30,
                                                               2004           2004            2003
                                                          ------------------------------  --------------
                                                                          (in millions)

Net income, as reported.................................       $133.9          $337.1          $543.1
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects...          1.2             5.4            14.6
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects...........................          1.2             8.0            29.3
                                                               ------          ------          ------
Proforma net income ....................................       $133.9          $334.5          $528.4
                                                               ======          ======          ======

Recent Accounting Pronouncements

FASB Staff Position 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May, 2004, the FASB issued FASB Staff Position 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). In accordance with FSP 106-2, the Company recorded a $40.9 million reduction in the accumulated plan benefit obligation as of the purchase accounting remeasurement date (April 28, 2004) and a $2.5 million decrease in net periodic postretirement benefit costs for the period April 29 through June 30, 2004.

On December 8, 2003, President Bush signed into law the bill referenced above, which expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions and has reflected that reduction in the other postretirement benefit plan liability. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (Continued)

criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP 106-2 for this group. The final accounting guidance could require changes to previously reported information.

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

Controlling financial interests of a VIE are defined as exposure of a party to the VIE to a majority of either the expected variable losses or expected variable returns of the VIE, or both. Such party is the primary beneficiary of the VIE and FIN 46R requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46R also requires certain disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46R were applied at December 31, 2003 for entities considered to be special purpose entities (SPEs), and applied at March 31, 2004 for non-SPE entities.

The Company categorized its FIN 46R consolidation candidates into three categories- 1) collateralized debt obligation funds it manages (CDO funds or
CDOs), which are SPEs, 2) low-income housing properties (the Properties) which are not SPEs, and 3) assorted other entities (Other Entities) which are not SPEs. The Company has determined that it should not consolidate any of the CDO funds, Properties or Other Entities, therefore the adoption of FIN 46R has no impact on the Company's consolidated financial position, results of operations or cash flows.

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

Refer to Note 4--Relationships with Variable Interest Entities for a more complete discussion of the Company's significant relationships with VIEs, their assets and liabilities, and the Company's maximum exposure to loss as a result of its involvement with them.

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

The Company adopted SOP 03-1 on January 1, 2004, which resulted in an increase in shareholders' equity of $40.5 million (net of tax of $21.1 million). The Company recorded an increase in net income of $37.0 million (net of tax of $19.3 million) and an increase in other comprehensive income of $3.5 million (net of tax of $1.8 million) which were recorded as the cumulative effects of an accounting change, on January 1, 2004. In addition, in conjunction with the adoption of SOP 03-1 the Company reclassified $933.8 million in separate account assets and liabilities to the corresponding general account balance sheet accounts.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information

As a result of Manulife's acquisition of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment and the Maritime Life Segment was renamed the Canada Segment. In addition, the Institutional Investment Management Segment was moved to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and Group Life, Retail Discontinued operations, discontinued health insurance operations and Creditor from Corporate and Other to Protection. Direct Foreign Operations (DFO) and International Group Plans (IGP) remain in international operations in our Corporate and Other Segment while in Manulife's segment results DFO will be reported in Asia, and IGP will be reported in Reinsurance. The financial results for all periods have been reclassified to conform to the current period presentation.

The Company operates in the following five business segments: two segments primarily serve retail customers, one segment serves institutional customers, one segment serves primarily Canadian retail and group customers and our fifth segment is the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). Our Canada Segment consists primarily of the financial results of our Canadian operating subsidiary, Maritime Life.

Prior to the merger, the Company operated in the following six business segments: two segments primarily served domestic retail customers, two segments served primarily domestic institutional customers, one segment served primarily Canadian retail and group customers and our sixth segment was the Corporate and Other Segment, which included our remaining international operations, the corporate account and run-off from several discontinued business lines. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments were the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. Our Maritime Life Segment consisted primarily of the financial results of our Canadian operating subsidiary, Maritime Life. For additional information about the Company's pre-acquisition business segments, please refer to the Company's 2003 Form 10-K.

Subsequent to the merger, the Company changed its methodology for determining how much capital is needed to support its operating segments and redeployed capital according to the new methodology. As part of this process, the Company moved certain tax preferenced investments from the operating segments to the Corporate and Other Segment. These steps were taken as part of the alignment of the Company's investment and capital allocation processes with those of its parent, and they could have a material impact on each operating segment's investment income and net income in future periods.

The following table summarizes selected financial information by segment for the periods and dates indicated. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block see Note 6 - Closed Block in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2003 Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                              Wealth                             Corporate
                                               Protection   Management    G&SFP       Canada     and Other    Consolidated
                                               ----------------------------------------------------------------------------
                                                                              (in millions)
As of or for the period from April 29,
2004 through June 30, 2004
Revenues:
   Revenues from external customers .......    $   447.2    $    64.0    $    56.6   $   294.6    $   156.2      $  1,018.6
   Net investment income ..................        223.2        104.5        205.2        61.0         50.9           644.8
   Net realized investment and other
      gains (losses), net .................         (5.1)        (9.2)         4.0        (1.9)        (1.9)          (14.1)
   Inter-segment revenues .................           --          0.2          0.1          --         (0.3)             --
                                               ----------------------------------------------------------------------------
   Revenues ...............................    $   665.3    $   159.5    $   265.9   $   353.7    $   204.9      $  1,649.3
                                               ============================================================================
Net Income:
   Net income .............................    $    74.0    $    31.3    $    31.5   $    15.3    $   (18.2)     $    133.9
                                               ============================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ..    $     5.3    $     1.5    $     4.9          --    $    (3.8)     $      7.9
   Carrying value of investments
      accounted for under the equity
      method ..............................        431.6        221.6        568.9          --        747.3         1,969.4
   Amortization of deferred policy
      acquisition costs and value of
      business acquired, excluding
      amounts related to net realized
      investment and other gains (losses)..         22.1         15.7          9.5         8.4          0.3            56.0
   Segment assets .........................     39,341.3     19,478.9     36,078.4    15,969.8      4,484.7       115,353.1

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                              Wealth                             Corporate
                                               Protection   Management    G&SFP       Canada     and Other   Consolidated
                                               ---------------------------------------------------------------------------
                                                                            (in millions)
For the period from April 1, 2004
through April 28, 2004
Revenues:
   Revenues from external customers ........     $228.2      $ 24.5      $ 20.0       $127.2       $ 71.0        $470.9
   Net investment income ...................      123.6        59.8       130.8         32.3          0.3         346.8
   Net realized investment and other
      gains (losses), net ..................      (34.0)        5.6        79.7           --         75.5         126.8
   Inter-segment revenues ..................         --         0.1          --           --         (0.1)           --
                                                 ----------------------------------------------------------------------
   Revenues ................................     $317.8      $ 90.0      $230.5       $159.5       $146.7        $944.5
                                                 ======================================================================
Net Income:
   Net income ..............................     $  2.0      $ 18.2      $ 60.0       $ (2.5)      $  4.9        $ 82.6
                                                 ======================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for using the equity
      method ...............................     $  2.9      $  0.1      $  1.6       $ (0.6)      $  2.9        $  6.9
   Amortization of deferred policy
      acquisition costs and value of
      business acquired, excluding
      amounts related to net realized
      investment and other gains (losses) ..        9.7         8.9         0.2         17.6          2.8          39.2

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                               Wealth                             Corporate
                                                Protection   Management    G&SFP       Canada     and Other    Consolidated
                                               -----------------------------------------------------------------------------
                                                                             (in millions)
As of or for the three months ended
June 30, 2003
Revenues:
   Revenues from external customers ..........  $   627.4    $   107.4   $    77.3    $   297.1    $   199.5     $  1,308.7
   Net investment income .....................      360.7        176.7       416.2         95.9         (0.2)       1,049.3
   Net realized investment and other
      gains (losses), net ....................       28.4         20.2         9.7          3.7         27.8           89.8
   Inter-segment revenues ....................         --          0.3          --           --         (0.3)            --
                                                ---------------------------------------------------------------------------
   Revenues ..................................  $ 1,016.5    $   304.6   $   503.2    $   396.7    $   226.8     $  2,447.8
                                                ===========================================================================
Net Income:
   Net income ................................  $   109.5    $    63.7   $    87.8    $    22.9    $     6.0     $    289.9
                                                ===========================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method .....  $     5.8    $     3.1   $    11.8           --    $     5.7     $     26.4
   Carrying value of investments
      accounted for under the equity
      method .................................      308.9        201.9       505.8           --        767.6        1,784.2
   Amortization of deferred policy
      acquisition costs and value of
      business acquired, excluding
      amounts related to net realized
      investment and other gains
      (losses) ...............................       52.4         19.1         0.6    $     3.3          0.4           75.8
   Segment assets ............................   35,189.4     18,189.2    36,316.3     12,666.7      5,432.0      107,793.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                               Wealth                             Corporate
                                                Protection   Management    G&SFP       Canada     and Other    Consolidated
                                               ----------------------------------------------------------------------------
                                                                             (in millions)
As of or for the period from April 29,
2004 through June 30, 2004
Revenues:
   Revenues from external customers .......    $   447.2     $    64.0    $    56.6   $   294.6    $   156.2     $  1,018.6
   Net investment income ..................        223.2         104.5        205.2        61.0         50.9          644.8
   Net realized investment and other
      gains (losses), net .................         (5.1)         (9.2)         4.0        (1.9)        (1.9)         (14.1)
   Inter-segment revenues .................           --           0.2          0.1          --         (0.3)            --
                                               ----------------------------------------------------------------------------
   Revenues ...............................    $   665.3     $   159.5    $   265.9   $   353.7    $   204.9     $  1,649.3
                                               ============================================================================
Net Income:
   Net income .............................    $    74.0     $    31.3    $    31.5   $    15.3    $   (18.2)    $    133.9
                                               ============================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ..    $     5.3     $     1.5    $     4.9          --    $    (3.8)    $      7.9
   Carrying value of investments
      accounted for under the equity
      method ..............................        431.6         221.6        568.9          --        747.3        1,969.4
   Amortization of deferred policy
      acquisition costs and value of
      business acquired, excluding
      amounts related to net realized
      investment and other gains
      (losses) ............................         22.1          15.7          9.5   $     8.4          0.3           56.0
   Segment assets .........................     39,341.3      19,478.9     36,078.4    15,969.8      4,484.7      115,353.1

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                               Wealth                             Corporate
                                                Protection   Management    G&SFP       Canada     and Other   Consolidated
                                                ---------------------------------------------------------------------------
                                                                             (in millions)
For the period from January 1, 2004
through April 28, 2004
Revenues:
   Revenues from external customers .........   $  901.8        $116.6      $124.3      $525.6       $349.4      $2,017.7
   Net investment income ....................      496.4         237.5       539.6       127.1         51.6       1,452.2
   Net realized investment and other
      gains (losses), net ...................      (13.1)         (1.5)       (7.4)        3.7        103.9          85.6
   Inter-segment revenues ...................         --           0.4         0.2          --         (0.6)           --
                                                -------------------------------------------------------------------------
   Revenues .................................   $1,385.1        $353.0      $656.7      $656.4       $504.3      $3,555.5
                                                =========================================================================
Net Income:
   Net income ...............................   $   97.8        $ 49.5      $ 81.5      $ 67.4       $ 40.9      $  337.1
                                                =========================================================================
Supplemental Information:
   Equity in net income accounted for
      by the equity method ..................   $   11.4        $  3.1      $ 11.5          --       $ 45.1      $   71.1
   Amortization of deferred policy
      acquisition costs and value of
      business acquired, excluding
      amounts related to net realized
      investment and other gains (losses) ...       83.6          50.0         0.7      $ 27.0          6.3         167.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                               Wealth                             Corporate
                                                Protection   Management    G&SFP       Canada     and Other    Consolidated
                                               ----------------------------------------------------------------------------
                                                                             (in millions)
As of or for the six months ended
June 30, 2003
Revenues:
   Revenues from external customers .......    $ 1,260.2     $   208.5    $   126.3    $   565.5    $   382.6     $  2,543.1
   Net investment income ..................        715.3         342.5        847.6        180.4         (7.2)       2,078.6
   Net realized investment and other
      gains (losses), net .................         (3.3)        (17.5)      (126.2)         8.0        291.4          152.4
   Inter-segment revenues .................           --           0.6           --           --         (0.6)            --
                                               ----------------------------------------------------------------------------
   Revenues ...............................    $ 1,972.2     $   534.1    $   847.7    $   753.9    $   666.2     $  4,774.1
                                               ============================================================================
Net Income:
   Net income .............................    $   166.4     $    79.0    $    87.7    $    45.1    $   164.9     $    543.1
                                               ============================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ..    $    11.0     $     5.2    $    19.7           --    $     5.8     $     41.7
   Carrying value of investments
      accounted for under the equity
      method ..............................        308.9         201.9        505.8           --        767.6        1,784.2
   Amortization of deferred policy
      acquisition costs and value of
      business acquired, excluding
      amounts related to net realized
      investment and other gains
      (losses) ............................         96.0          53.0          1.1    $     7.2          1.5          158.8
   Segment assets .........................     35,189.4      18,189.2     36,316.3     12,666.7      5,432.0      107,793.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Relationships with Variable Interest Entities

The Company has relationships with various types of special purpose entities
(SPEs) and other entities, some of which are variable interest entities (VIEs), in accordance with FIN 46R, as discussed in Note 2--Summary of Significant Accounting Policies. Presented below are discussions of the Company's significant relationships with them, the Company's conclusions about whether the Company should consolidate them, and certain summarized financial information for them. As explained in Note 2--Summary of Significant Accounting Policies, additional liabilities recognized as a result of consolidating any VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. These additional liabilities would be non-recourse to the general assets of the Company. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

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

In accordance with previous consolidation accounting principles (now superceded by FIN 46R), the Company formerly consolidated a CDO only if the Company owned a majority of the CDO's equity. The Company is now required to consolidate a CDO when, in accordance with FIN 46R, the CDO is deemed to be a VIE, but only if the Company is deemed to be the primary beneficiary of the CDO. For those CDOs which are not deemed to be VIEs, the Company determines its consolidation status by considering the control relationships among the equity owners of the CDOs. The Company has determined whether each CDO should be considered a VIE, and while most are VIEs, some are not. The Company has determined that it is not the primary beneficiary of any CDO which is a VIE, and for those that are not VIEs, the Company also does not have controlling financial interests. Therefore, the Company does not use consolidation accounting for any of the CDOs which it manages.

The Company believes that its relationships with its managed CDOs are collectively significant, and accordingly provides, in the tables below, summary financial data for all these CDOs and data relating to the Company's maximum exposure to loss as a result of its relationships with them. The Company has determined that it is not the primary beneficiary of any CDO in which it invests and does not manage and thus will not be required to consolidate any of them, and considers that its relationships with them are not collectively significant, therefore the Company does not disclose data for them. Credit ratings are provided by nationally recognized credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested.

                                                     June 30,       December 31,
                                                       2004             2003
                                                    ----------------------------
                                                           (in millions)
Total size of Company-Managed CDOs (1)

Total assets .....................................    $3,396.4        $4,922.2
                                                      ========        ========

Total debt .......................................    $3,404.2        $4,158.2
Total other liabilities ..........................         5.4           712.0
                                                      --------        --------
Total liabilities ................................     3,409.6         4,870.2
Total equity .....................................       (13.2)           52.0
                                                      --------        --------
Total liabilities and equity .....................    $3,396.4        $4,922.2
                                                      ========        ========

(1) The reduction in size of the Company-Managed CDOs is primarily due to the liquidation, at maturity, of Declaration Funding 1 LTD, in May 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Relationships with Variable Interest Entities - (Continued)

Maximum exposure of the Company to losses
From Company-Managed CDOs                           June 30, 2004      December 31, 2003
                                                   -------------------------------------
                                                       (in millions, except percents)
Investment in tranches of Company managed CDOs,
by credit rating (Moody's/Standard & Poors):
Aaa/AAA .......................................    $184.2    59.3 %    $201.0      35.6%
Aa1/AA+ .......................................      73.8      23.8      75.7      13.4
Baa2/BBB ......................................        --        --     218.0      38.8
B2 ............................................        --        --       8.0       1.4
B3/B- .........................................       7.7       2.5        --        --
Caa1/CCC+ .....................................      10.4       3.3      13.2       2.3
Not rated (equity) ............................      34.6      11.1      48.1       8.5
                                                   ------    ------    ------    ------
Total Company exposure ........................    $310.7     100.0%   $564.0     100.0%
                                                   ======    ======    ======    ======

Low-Income Housing Properties. Since 1995, the Company has generated income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company initially invested in the Properties directly, but now primarily invests indirectly via limited partnership real estate investment funds (the Funds), which are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property.

The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies, or by Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties. The Company's maximum loss in relation to the Properties is limited to its equity investment in the Properties, future equity commitments made, and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties, and outstanding mortgage commitments the Company has made to the Properties. The Company receives Federal income tax credits in recognition of its investment in each of the Properties for a period of ten years. In some cases, the Company receives distributions from the Properties which are based on a portion of the Property cash flows.

The Company has determined that it is not the primary beneficiary of any Property, so the Company does not use consolidation accounting for any of them. The Company believes that its relationships with the Properties are significant, and accordingly, the disclosures in the tables below are provided. The tables below present summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of its relationships with them.

                                              June 30, 2004    December 31, 2003
                                              ----------------------------------
                                                       (in millions)
Total size of the Properties (1)

Total assets .................................     $1,072.6        $  982.7
                                                   ========        ========

Total debt ...................................     $  627.0        $  576.3
Total other liabilities ......................        125.6           116.6
                                                   --------        --------
Total liabilities ............................        752.6           692.9
Total equity .................................        320.0           289.8
                                                   --------        --------
Total liabilities and equity .................     $1,072.6        $  982.7
                                                   ========        ========

(1) Property level data reported above is reported with six and three month delays, respectively due to the delayed availability of financial statements of the Funds.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Relationships with Variable Interest Entities - (Continued)

                                                                         June 30, 2004    December 31, 2003
                                                                         ----------------------------------
                                                                                     (in millions)
Maximum exposure of the Company to losses from the Properties

Equity investment in the Properties (1)................................      $304.0            $291.0
Outstanding equity capital commitments to the Properties ..............       101.4            108.2
Carrying value of mortgages for the Properties ........................        67.5             62.8
Outstanding mortgage commitments to the Properties ....................         0.9              5.1
                                                                             ------            ------
Total Company exposure ................................................      $473.8            $467.1
                                                                             ======            ======

(1) Equity investment in the Properties above is reported with six and three month delays, respectively, due to the delayed availability of financial statements of the Funds.

Other Entities. The Company has investment relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their debt and/or equity. This category includes energy investment partnerships, investment funds organized as limited partnerships, and businesses which have undergone debt restructurings and reorganizations and various other relationships. The Company has determined that for each of these Other Entities which are VIEs, the Company is not the primary beneficiary, and should not use consolidation accounting for them. The Company believes that its relationships with the Other Entities are not significant, and is accordingly not providing summary financial data for them, or data relating to the Company's maximum exposure to loss as a result of its relationships with them. These potential losses are generally limited to amounts invested, which are included on the Company's consolidated balance sheets in the appropriate investment categories.

Note 5 -- Commitments and Contingencies

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


Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of June 30, 2004, would not be material to the Company's financial position, results of operations or liquidity.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Commitments and Contingencies - (Continued)

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

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2004. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position, results of operations or liquidity of the Company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Closed Block

In connection with the Company's plan of reorganization for its demutualization and initial public offering, the Company created a closed block for the benefit of policies included therein. Additional information regarding the closed block and relevant accounting issues is contained in the notes to consolidated financial statements of the Company's 2003 Form 10-K. The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated.

                                                                          June 30, 2004     December 31, 2003
                                                                          -----------------------------------
                                                                                    (in millions)
Liabilities
Future policy benefits ...............................................      $10,680.5           $10,690.6
Policyholder dividend obligation .....................................          437.1               400.0
Policyholders' funds .................................................        1,506.6             1,511.9
Policyholder dividends payable .......................................          415.7               413.1
Other closed block liabilities .......................................           59.5                37.4
                                                                            -----------------------------
   Total closed block liabilities ....................................      $13,099.4           $13,053.0
                                                                            -----------------------------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: December 31--$69.6) ................................             --           $    66.0
   Available-for-sale--at fair value
     (cost: June 30--$6,402.9; December 31--$5,847.6) ................      $ 6,354.6             6,271.1
Equity securities:
   Available-for-sale--at fair value
     (cost: June 30--$7.0 December 31--$9.1) .........................            6.9                 9.1
Mortgage loans on real estate ........................................        1,716.5             1,577.9
Policy loans .........................................................        1,543.3             1,554.0
Short-term investments ...............................................             --                 1.2
Other invested assets ................................................          294.0               230.6
                                                                            -----------------------------
   Total investments .................................................        9,915.3             9,709.9

Cash and cash equivalents ............................................           98.6               248.3
Accrued investment income ............................................          146.4               145.1
Other closed block assets ............................................          319.7               308.6
                                                                            -----------------------------
   Total closed block assets .........................................      $10,480.0           $10,411.9
                                                                            -----------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block ....................................      $ 2,619.4           $ 2,641.1
                                                                            -----------------------------

Portion of above representing other comprehensive income:
   Unrealized (depreciation) appreciation,  net of tax of ($15.9)
     million and ($148.0) million at June 30 and December 31,
     respectively ....................................................          (28.4)              275.3
   Allocated to the policyholder dividend obligation, net of tax of
     $(15.9) million and $148.1 million at June 30 and December 31,
     respectively ....................................................           29.5              (275.1)
                                                                            -----------------------------
       Total .........................................................            1.1                 0.2
                                                                            -----------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities ............................................      $ 2,620.5           $ 2,641.3
                                                                            =============================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Closed Block - (Continued)

                                                         Period from           Period from          Twelve months
                                                      April 29, through     January 1, through         ended
                                                        June 30, 2004         April 28, 2004      December 31, 2003
                                                     ----------------------------------------------------------------
                                                                               (in millions)
Changes in the policyholder dividend obligation:
   Balance at beginning of period .................       $308.8                 $400.0                 $288.9
     Impact on net income before income taxes .....        (34.9)                  23.4                  (57.9)
     Unrealized investment gains (losses) .........        (45.2)                (114.6)                 169.0
     Purchase equation fair value adjustment ......        208.4                     --                     --
                                                          ----------------------------------------------------
   Balance at end of period .......................       $437.1                 $308.8                 $400.0
                                                          ====================================================

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                                    Period from  Period from
                                                                                     April 29,     April 1,    Three Months
                                                                                      through       through       Ended
                                                                                     June 30,      April 28,     June 30,
                                                                                       2004          2004          2003
                                                                                    ---------------------------------------
                                                                                                (in millions)
Revenues
   Premiums ......................................................................    $131.9        $ 68.7       $218.8
   Net investment income .........................................................      89.2          50.5        161.7
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(10.7) million and $18.8 million for the periods April 29 through June 30, and April
     1 through April 28, 2004, respectively, and $23.8 million for the
     three months ended June 30, 2003 ............................................       0.7         (34.6)        (1.1)
   Other closed block revenues ...................................................      (0.1)          0.1          0.1
                                                                                      ---------------------------------
     Total closed block revenues .................................................     221.7          84.7        379.5

Benefits and Expenses
   Benefits to policyholders .....................................................     154.2          78.9        230.3
   Change in the policyholder dividend obligation ................................     (24.7)         (6.6)        (3.2)
   Other closed block operating costs and expenses ...............................      (0.4)         (0.5)        (1.9)
   Dividends to policyholders ....................................................      69.9          36.3        120.9
                                                                                      ---------------------------------
     Total benefits and expenses .................................................     199.0         108.1        346.1
                                                                                      ---------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes .........................................................      22.7         (23.4)        33.4
   Income taxes, net of amounts credited to the policyholder dividend obligation of $0.7 million and $0.0 million for the periods April 29 through June 30, and April 1 through April 28, 2004, respectively,
     and $0.6 million for the three months ended June 30, 2003, ..................       7.6          (8.9)        11.9
                                                                                      ---------------------------------

     Closed block revenues, net of closed block benefits and expenses,
       and income taxes ..........................................................    $ 15.1        ($14.5)      $ 21.5
                                                                                      =================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Closed Block - (Continued)

                                                                                    Period from   Period from
                                                                                     April 29,    January 1,    Six Months
                                                                                      through       through       Ended
                                                                                      June 30,     April 28,     June 30,
                                                                                        2004         2004          2003
                                                                                   ---------------------------------------
                                                                                                 (in millions)
Revenues
   Premiums ......................................................................    $131.9       $278.0         $443.2
   Net investment income .........................................................      89.2        208.4          326.3
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(10.7) million and $33.7 million for the periods from April 29 through June 30, 2004 and January 1 through
     April 28, 2004, respectively, and $(11.2) million for the six months ended
     June 30, 2003 ...............................................................       0.7        (35.7)          (2.3)
   Other closed block revenues ...................................................      (0.1)        (0.2)           0.1
                                                                                      ----------------------------------
     Total closed block revenues .................................................     221.7        450.5          767.3

Benefits and Expenses
   Benefits to policyholders .....................................................     154.2        310.9          475.9
   Change in the policyholder dividend obligation ................................     (24.7)       (11.2)          (8.7)
   Other closed block operating costs and expenses ...............................      (0.4)         0.9           (4.4)
   Dividends to policyholders ....................................................      69.9        141.1          237.9
                                                                                      ----------------------------------
     Total benefits and expenses .................................................     199.0        441.7          700.7
                                                                                      ----------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes .........................................................      22.7          8.8           66.6
   Income taxes, net of amounts credited to the policyholder dividend obligation of $9.0 million and $0.6 million for the periods from
     April 29 through June 30 and January 1 through April 28, 2004,
     respectively, and $1.1 million for the six months ended June 30, 2003 .......       7.6          2.3           23.3
                                                                                      ----------------------------------

     Closed block revenues, net of closed block benefits and expenses,
       and income taxes ..........................................................    $ 15.1       $  6.5         $ 43.3
                                                                                      ==================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Restructuring Costs

Following the acquisition of the Company by Manulife on April 28, 2004, see Note 1 - Change of Control, Manulife developed a plan to integrate the operations of the Company with its consolidated subsidiaries. Manulife expects the restructuring to be substantially completed by the end of 2005. Restructuring costs of $128.0 million were recognized by the Company as part of the purchase transaction and consist primarily of exit and consolidation activities involving operations, certain compensation costs, and facilities. The accruals for the restructuring costs are included in other liabilities on the consolidated balance sheets and in other operating costs and expenses on the consolidated income statements.

The following details the amounts and status of restructuring costs (in millions):

                                        Pre-acquisition        Amount                                         Ending
                            Accrual     Accruals 1/1/04-      Utilized      Accrued at    Amount Utilized     Balance
Type of Cost                1/1/04          4/28/04        1/1/04-4/28/04   acquisition   4/29/04-6/30/04     6/30/04
---------------------------------------------------------------------------------------------------------------------
Personnel.........           $12.0            $(0.8)          $2.5           $ 71.5            $3.3            $ 76.9
Facilities........              --               --             --             56.5             0.6              55.9
                            -----------------------------------------------------------------------------------------
     Total........           $12.0            $(0.8)          $2.5           $128.0            $3.9            $132.8
                            =========================================================================================

Note 8 -- Related Party Transactions

The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.9 million and $1.4 million for the three month period ended June 30, 2004 and 2003, respectively, and $3.8 million and $3.0 million for the six month period ended June 30, 2004 and 2003, respectively.

Prior to its acquisition by Manulife effective April 28, 2004, the Company reinsured certain portions of its closed block with Manulife. The Company entered into these reinsurance contracts in order to facilitate its statutory capital management process. These reinsurance contracts are primarily written on a modified coinsurance basis where the related financial assets remain invested at the Company. The closed block reinsurance agreement is a financial reinsurance agreement and does not meet the risk transfer definition for U.S. GAAP reporting purposes. The agreement is accounted for under deposit accounting with only the reinsurance risk fee being reported on the U.S. GAAP income statement. The U.S. GAAP financial statement does not report reinsurance ceded premiums or reinsurance recoverable. The impact on our U.S. GAAP financial statement represents the fee recorded as payable to Manulife, which appears in other operating costs and expenses in the income statements and was $0.5 million for the period the Company operated as a subsidiary of Manulife, April 29, 2004 through June 30, 2004.

The acquisition of the Company's shares by Manulife was effected through the merger of the Company with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources, Inc., an affiliated Manulife entity, in the amount of $260.7 million in consideration for previously purchased shares of the Company, which were cancelled upon merger. Subsequent to the merger, the Company included in other liabilities is a $260.7 million promissory note payable to a subsidiary of Manulife, which matures February 10, 2007, and bears interest at a rate of 0.25% over the 90-day Canadian Bankers Acceptance Rate, and is payable quarterly.

Manulife, the Company's parent, has a liquidity pool in which a subsidiary of the Company has invested its excess cash. The resulting economies of scale allow Manulife to earn a spread over the amount it pays the subsidiary and the subsidiary to earn improved returns on its excess cash. The subsidiary's participation in the liquidity pool is evidenced by a demand promissory note issued by Manulife, bearing interest at the one-month Canadian Bankers Acceptance rate and maturing December 31, 2014. At June 30, 2004 the balance outstanding was $79.1 million and is included in other liabilities on the Company's consolidated balance sheets. No such arrangement existed at December 31, 2003.

Note 9 -- Goodwill and Other Intangible Assets

The Company recognized several intangible assets which resulted from business combinations including Manulife's acquisition of the Company, (see Note 1 - Change of Control for additional discussion of the Manulife acquisition).

Non-amortizable assets include; goodwill, which is the excess of the cost over the fair value of identifiable assets acquired in business combinations, brand name which is the value in the purchase price of the Company assigned to the Company's trademark and trade name, and investment management contracts acquired (investment management contracts) which are values

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

assigned to the investment management relationships between the Company and each of the mutual funds managed by the Company. Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to businesses acquired. VOBA has weighted average lives ranging from 6 to 17 years for various insurance businesses. Distribution networks are values assigned to the Company's networks of sales agents and producers responsible for procuring business. Distribution networks have weighted average lives of 21 years. Other investment management contracts are the values assigned to the Company's individual and group benefit contracts managed by its Canadian subsidiary. Other investment management contracts have weighted average lives of 9 years.

Three of these assets were initially recognized at the time of the acquisition of the Company by Manulife (brand name, distribution networks, and other investment management contracts) while the others were expanded in scope and size as a result of the merger.

The Company will test non-amortizing intangible assets for impairment on an annual basis, and also in response to any events which both occur and suggest that these assets may be impaired (triggering events.) Amortizing intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment testing program set forth in SFAS No. 142 "Goodwill and Other Intangible Assets". VOBA and the Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an asset's fair value is deemed to be less than its carrying value.

The following tables contain summarized financial information for each of these intangible assets as of the dates and periods indicated.

                                                                       Accumulated
                                                             Gross    Amortization      Net
                                                           Carrying     And Other     Carrying
                                                            Amount       Changes       Amount
                                                           ------------------------------------
                                                                      (in millions)
June 30, 2004
Unamortizable intangible assets:
         Goodwill ......................................    $4,417.2          --     $4,417.2
         Brand name ....................................       600.0          --        600.0
         Investment management contracts ...............       292.9          --        292.9
Amortizable intangible assets:
         Distribution networks .........................    $  457.1    $   (0.6)    $  456.5
         Other investment management contracts .........       138.9        (1.5)       137.4
         VOBA ..........................................     3,886.0         8.6      3,894.6
December 31, 2003
Unamortizable intangible assets:
          Goodwill .....................................    $  424.5    $  (79.5)    $  345.0
          Mutual fund investment management contracts ..        13.3        (7.0)         6.3
Amortizable intangible assets:
          VOBA .........................................    $  585.1    $  (34.6)    $  550.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                     Period from     Period from       Three
                                                                                   April 29, 2004   April 1, 2004      Months
                                                                                       through         through         Ended
                                                                                    June 30, 2004   April 28, 2004  June 30, 2003
                                                                                 ------------------------------------------------
                                                                                                    (in millions)
Amortization expense:
Distribution networks, net of tax of $0.2 million,  $ -  million, and $ -
million, respectively.........................................................         $ 0.4              --            --
Other investment management contracts, net of tax of $0.5 million,  $ -
million, and $- million, respectively.........................................           1.0              --            --
VOBA, net of tax of $13.5 million, $0.4 million and $1.7 million,
respectively..................................................................          25.1            $0.7          $3.2
                                                                                 ------------------------------------------------
Total amortization expense, net of tax of $14.2 million, $0.4 million and
$1.7 million, respectively....................................................         $26.5            $0.7          $3.2
                                                                                 ================================================

                                                                                     Period from       Period from
                                                                                   April 29, 2004    January 1, 2004  Six Months
                                                                                       through           through         Ended
                                                                                    June 30, 2004    April 28, 2004  June 30, 2003
                                                                                 --------------------------------------------------
                                                                                                     (in millions)
Amortization expense:
Distribution networks, net of tax of $0.2 million, $ - million and $-
million, respectively.........................................................         $ 0.4               --             --
Other investment management contracts, net of tax of $0.5 million, $ -
million and $- million, respectively..........................................           1.0               --             --
VOBA, net of tax of $13.5 million, $3.1 million and $3.3 million,
respectively..................................................................          25.1             $5.8           $6.2
                                                                                 --------------------------------------------------
Total amortization expense, net of tax of $14.2 million, $3.1 million
and $3.3 million, respectively................................................         $26.5             $5.8           $6.2
                                                                                 ==================================================

                                                                                                     Tax            Net
                                                                                                    Effect        Expense
                                                                                                    ------        -------
                                                                                                        (in millions)
Estimated future aggregate amortization expense for the years ended December 31,
      2004........................................................................................... $65.8          $122.2
      2005...........................................................................................  89.8           166.8
      2006...........................................................................................  84.5           157.0
      2007...........................................................................................  79.1           146.9
      2008...........................................................................................  72.9           135.3

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

The following tables present the continuity of each of the Company's unamortizable and amortizable intangible assets for the periods presented.

Unamortizable intangible assets:

                                                                                  Corporate
                                                Wealth                               and
                                   Protection  Management     G&SFP     Canada      Other     Consolidated
                                   ----------  ----------     -----     ------      -----     ------------
Goodwill:                                                     (in millions)
---------
Balance at January 1, 2004 ....    $   66.1     $   42.1         --    $  236.4     $  0.4     $  345.0
Foreign currency translation
   adjustment (1) .............          --           --         --       (13.0)        --        (13.0)
Goodwill derecognized (2) .....       (66.1)       (42.1)        --      (223.4)      (0.4)      (332.0)
Goodwill recognized (3) .......     1,842.3      1,040.0         --     1,318.9      216.0      4,417.2
Acquisitions ..................          --           --         --          --         --           --
Other adjustments .............          --           --         --          --         --           --
                                   --------------------------------------------------------------------
Balance at June 30, 2004 ......    $1,842.3     $1,040.0         --    $1,318.9     $216.0     $4,417.2
                                   ====================================================================

(1) Goodwill in the Canadian segment is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(2)   Goodwill derecognized in the purchase transaction with Manulife.
(3)   Goodwill recognized in the purchase transaction with Manulife.

                                                                                  Corporate
                                                Wealth                               and
                                   Protection  Management     G&SFP     Canada      Other     Consolidated
                                   ----------  ----------     -----     ------      -----     ------------
Goodwill:                                                       (in millions)
---------
Balance at January 1, 2003 ....    $   66.1     $   42.1         --    $  146.0     $  0.4     $  254.6
Acquisitions(1) ...............          --           --         --        57.1         --         57.1
Foreign currency translation
   adjustment(2) ..............          --           --         --        33.3         --         33.3
Other adjustments .............          --           --         --          --         --           --
                                   --------------------------------------------------------------------
Balance at December 31, 2003 ..    $   66.1     $   42.1         --    $  236.4     $  0.4     $  345.0
                                   ====================================================================

(1)   Goodwill recognized in the Canadian segment's acquisition of Liberty
      Health.
(2) Goodwill in the Canadian segment is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                  Corporate
                                                Wealth                               and
                                   Protection  Management     G&SFP     Canada      Other     Consolidated
                                   ----------  ----------     -----     ------      -----     ------------
Brand name:                                                     (in millions)
-----------
Balance at January 1, 2004 ....          --           --         --          --         --             --
Brand name recognized (1) .....    $  364.4     $  209.0         --          --     $ 26.6       $  600.0
Foreign currency translation
   adjustment .................          --           --         --          --         --             --
Other adjustments .............          --           --         --          --         --             --
                                   ----------------------------------------------------------------------
Balance at June 30, 2004 ......    $  364.4     $  209.0         --          --     $ 26.6       $  600.0
                                   ======================================================================

(1) Brand name recognized in the purchase transaction with Manulife.

                                                                                                     Corporate
                                                                    Wealth                              and
                                                      Protection   Management    G&SFP     Canada      Other     Consolidated
                                                      ----------   ----------    -----     ------      -----     ------------
Investment management contracts:                                                   (in millions)
--------------------------------
Balance at January 1, 2004 .......................          --    $    6.3         --          --        --        $    6.3
Investment management contracts derecognized (1) .          --        (6.3)        --          --        --            (6.3)
Investment management contracts recognized (2) ...          --       292.9         --          --        --           292.9
Acquisitions .....................................          --          --         --          --        --              --
Other adjustments ................................          --          --         --          --        --              --
                                                      ---------------------------------------------------------------------
Balance at June 30, 2004 .........................          --    $  292.9         --          --        --        $  292.9
                                                      =====================================================================

(1) Investment management contracts derecognized in the purchase transaction with Manulife.
(2) Investment management contracts recognized in the purchase transaction with Manulife.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                           Corporate
                                                          Wealth                              and
                                            Protection   Management    G&SFP     Canada      Other     Consolidated
                                            ----------   ----------    -----     ------      -----     ------------
Investment management contracts:                                        (in millions)
--------------------------------
Balance at January 1, 2003 .............          --    $    5.2        --          --        --        $    5.2
Acquisitions(1) ........................          --         1.1        --          --        --             1.1
Other adjustments ......................          --          --        --          --        --              --
                                            --------------------------------------------------------------------
Balance at December 31, 2003 ...........          --    $    6.3        --          --        --        $    6.3
                                            ====================================================================

(1) This increase results from JH Fund's purchases of the mutual fund investment management contracts for the US Global Leaders Fund, Classic Value Fund, and Large Cap Select Fund in 2003.

Amortizable intangible assets:

                                                                                           Corporate
                                                          Wealth                              and
                                            Protection   Management    G&SFP     Canada      Other     Consolidated
                                            ----------   ----------    -----     ------      -----     ------------
Distribution networks:                                                   (in millions)
----------------------
Balance at January 1, 2004 .............          --           --        --          --         --             --
Distribution networks recognized (1) ...    $  308.6     $   88.6        --    $   59.9         --       $  457.1
Amortization ...........................        (0.2)          --        --        (0.4)        --           (0.6)
Other adjustments ......................          --           --        --          --         --             --
                                            ---------------------------------------------------------------------
Balance at June 30, 2004 ...............    $  308.4     $   88.6        --    $   59.5         --       $  456.5
                                            =====================================================================

(1) Distribution networks recognized in the purchase transaction with Manulife.

                                                                                           Corporate
                                                          Wealth                              and
                                            Protection   Management    G&SFP     Canada      Other     Consolidated
                                            ----------   ----------    -----     ------      -----     ------------
Other investment management contracts:                                  (in millions)
--------------------------------------
Balance at January 1, 2004 .............          --           --        --          --         --             --
Other investment management contracts
  recognized (1) .......................          --         20.3        --    $   77.2       41.4       $  138.9
Amortization ...........................          --           --        --        (1.0)      (0.5)          (1.5)
Other adjustments ......................          --           --        --          --         --             --
                                            ---------------------------------------------------------------------
Balance at June 30, 2004 ...............          --     $   20.3        --    $   76.2      $40.9       $  137.4
                                            =====================================================================

(1) Other investment management contracts recognized in the purchase transaction with Manulife.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                           Corporate
                                                          Wealth                              and
                                            Protection   Management    G&SFP     Canada      Other     Consolidated
                                            ----------   ----------    -----     ------      -----     ------------
VOBA:                                                                   (in millions)
-----
Balance at January 1, 2004 .............    $  232.8           --        --    $  317.7         --       $  550.5
Amortization ...........................        (6.2)          --        --        (2.6)        --           (8.8)
Adjustment to unrealized gains on
  securities available for sale ........         5.5           --        --         4.8         --           10.3
Foreign currency translation
adjustment (1) .........................          --           --        --       (15.6)        --          (15.6)
Other adjustments (2)(3)................        (1.4)          --        --       (60.7)        --          (62.1)
                                            ---------------------------------------------------------------------
Balance at April 28, 2004 ..............       230.7           --        --    $  243.6         --       $  474.3
                                            =====================================================================

(1) VOBA in the Canadian segment is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(2) VOBA related to the 2002 acquisition of the fixed universal life insurance business of Allmerica was adjusted to reflect adjustments to the purchase price equation.
(3) VOBA in the Canadian segment was reduced as a result of the adoption of AICPA SOP 03-1.

                                                                                           Corporate
                                                          Wealth                              and
                                            Protection   Management    G&SFP     Canada      Other     Consolidated
                                            ----------   ----------    -----     ------      -----     ------------
VOBA:                                                                   (in millions)
-----
Balance at April 29, 2004 ..............    $  230.7           --         --    $  243.6         --      $  474.3
VOBA derecognized (1) ..................      (230.7)          --         --      (243.6)        --        (474.3)
VOBA recognized (2) ....................     2,402.2        474.9      247.8       756.8      $ 4.8       3,886.0
Amortization ...........................       (13.7)        (9.8)      (9.5)       (5.5)      (0.1)        (38.6)
Adjustment to unrealized gains on
  securities available for sale ........        10.2         15.3         --        11.2         --          36.7
Foreign currency translation
  adjustment (3) .......................          --           --         --        10.5         --          10.5
Other adjustments ......................          --           --         --          --         --            --
                                            ---------------------------------------------------------------------
Balance at June 30, 2004 ...............     2,398.7     $  480.4     $238.3    $  772.5      $ 4.7      $3,894.6
                                            =====================================================================

(1)   VOBA derecognized in purchase transaction with Manulife.
(2)   VOBA recognized in the purchase transaction with Manulife.
(3) VOBA related to the Canadian segment is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                           Corporate
                                                          Wealth                              and
                                            Protection   Management    G&SFP     Canada      Other     Consolidated
                                            ----------   ----------    -----     ------      -----     ------------
VOBA:                                                                   (in millions)
-----
Balance at January 1, 2003 .............    $  244.1           --        --    $  237.6         --      $  481.7
Amortization ...........................       (12.7)          --        --         8.3         --          (4.4)
Acquisitions (1) .......................          --           --        --        25.4         --          25.4
Adjustment to unrealized gains on
  securities available for sale ........        (2.8)          --        --        (9.3)        --         (12.1)
Foreign currency translation
  adjustment (2) .......................          --                               55.7                     55.7
Other adjustments(3) ...................         4.2           --        --          --         --           4.2
                                            --------------------------------------------------------------------
Balance at December 31, 2003 ...........    $  232.8           --        --    $  317.7         --      $  550.5
                                            ====================================================================

(1)   VOBA recognized in the Canadian segment's acquisition of Liberty Health.
(2) VOBA in the Canadian segment is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(3) An adjustment of $4.2 million was made to previously recorded VOBA relating to the acquisition of the fixed universal life insurance business of Allmerica, to reflect refinements in methods and assumptions implemented upon finalization of transition.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Pension and Other Postretirement Benefit Plans

The Company maintains a number of pension and benefit plans for its eligible employees and agents. The following table demonstrates the components of the Company's net periodic benefit cost for the periods indicated. Through June 30, 2004, there is no significant difference to the pre-merger and post-merger net periodic pension cost values so the following information is presented without such distinction:

Net Periodic Benefit Cost

                                               Three Months Ended June 30,                   Six Months Ended June 30,
                                        2004          2003       2004       2003       2004       2003      2004        2003
                                        ---------------------------------------------------------------------------------------
                                                              Other Postretirement                         Other Postretirement
                                         Pension Benefits            Benefits         Pension Benefits           Benefits
                                        ---------------------------------------------------------------------------------------
                                                                           (in millions)

Service cost ........................     $ 6.2      $ 7.3      $ 0.3      $ 0.4      $12.5      $14.6      $ 0.7      $ 0.8
Interest cost .......................      33.6       34.2        9.2        9.1       67.6       68.4       18.1       17.9
Expected return on plan assets ......     (45.3)     (40.7)      (5.2)      (4.3)     (91.1)     (81.4)     (10.4)      (8.7)
Amortization of transition asset ....        --       (0.3)        --         --       (0.2)      (0.5)        --         --
Amortization of prior service cost ..       0.6        1.9       (0.6)      (1.6)       2.2        3.8       (2.5)      (3.3)
Recognized actuarial gain ...........       2.3        7.9        1.0        1.6        9.0       15.7        4.2        3.3
Other ...............................        --        0.1         --         --         --        0.2         --         --
                                        ---------------------------------------------------------------------------------------
       Net periodic benefit cost ....     $(2.6)     $10.4      $ 4.7      $ 5.2      $  --      $20.8      $10.1      $10.0
                                        =======================================================================================

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $2 million to its US qualified pension plan in 2004 and approximately $25 million to its US non-qualified pension plans in 2004. As of June 30, 2004, no contributions have been made to the US qualified plans, and the Company anticipates contributing approximately $2 million for the year ended December 31, 2004. As of June 30, 2004, $14.0 million of the contributions have been made to the US non-qualified plans, and the Company anticipates contributing another $11.0 million to reach a total of $25.0 million for the year ended December 31, 2004.

The Company's funding policy for its non-US qualified pension plans is to contribute an amount at least equal to the minimum annual contribution required under Canadian law. The funding policy for its non-qualified pension plans is to contribute the amount of the benefit payments made during the year. As of June 30, 2004, $1.4 million was contributed to non-US qualified pension plans and $1.7 million was contributed to non-US non-qualified pension plans.

The Company's policy is to fund its US other postretirement benefits in amounts at or below the annual tax qualified limits. As of June 30, 2004, $25.6 million was contributed to its US other post retirement benefit plans. The Company expects to contribute approximately $50 million to its US other post retirement benefit plans in 2004.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for a qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $2.5 million for the period from April 29 through June 30, 2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the United States Securities and Exchange Commission (the "Commission") and in accordance with Rule 12h-5 of the Commission. John Hancock Variable Life Insurance Company (the Variable Company) is an indirect wholly-owned subsidiary of JHFS. The Variable Company sells deferred annuity contracts, which feature a market value adjustment and are registered with the Commission. At June 30, 2004, JHFS provides a full and unconditional guarantee of the Variable Company's obligation to pay amounts due to contractholders on surrender, withdrawal or annuitization of the Variable Company's deferred annuity contracts' market value adjustment interest. In addition, JHFS guarantees the Variable Company's future issues of deferred annuity contracts with such market value adjustments.

JHFS is an insurance holding company. The assets of JHFS consist primarily of the outstanding capital stock of the John Hancock Life Insurance Company (the Life Company), John Hancock Canadian Holdings Limited and investments in other international subsidiaries. JHFS' cash flow primarily consists of dividends from its operating subsidiaries and proceeds from debt offerings offset by expenses, or dividend payments to its parent, Manulife, see Note 1- Change in Control. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, paying dividends to its parent, substantially depends upon dividends from its operating subsidiaries.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                      Condensed Consolidating Balance Sheet

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
                                                Services         Company           Other                     Hancock Financial
June 30, 2004                                  (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
-------------------------------------------------------------------------------------------------------------------------------
                                                                                  (in millions)

Assets:
  Invested assets ........................     $     18.8       $  5,025.0      $ 68,341.6          537.8      $ 73,923.2
  Cash and cash equivalents ..............            8.7             (9.0)        1,604.5            9.9         1,614.1
  Investment in unconsolidated
     subsidiaries ........................       11,388.0            130.4              --      (11,518.4)             --
  Other assets ...........................          109.6          2,413.5        14,229.5          (78.8)       16,403.8
  Separate account assets ................             --          6,980.6        16,431.4             --        23,412.0
                                               --------------------------------------------------------------------------
Total Assets .............................       11,525.1         14,270.5       100,607.0      (11,049.5)      115,353.1
                                               ==========================================================================

Liabilities:
  Insurance liabilities and consumer
     notes ...............................             --          5,022.4        70,866.7          432.5        76,321.6
  Debt ...................................        1,177.3               --           923.0          (95.0)        2,005.3
  Other liabilities ......................          184.6            343.9         2,761.1            1.0         3,290.6
  Separate account liabilities ...........             --          6,980.6        16,431.4             --        23,412.0
                                               --------------------------------------------------------------------------
Total Liabilities ........................        1,361.9         12,346.9        90,982.2          338.5       105,029.5

  Preferred shareholders' equity in
     subsidiary companies ................             --               --           160.4             --           160.4
  Shareholders' equity (1) ...............       10,163.2          1,923.6         9,464.4      (11,388.0)       10,163.2
                                               --------------------------------------------------------------------------
Total Liabilities, Preferred Shareholders'
Equity in Subsidiary Companies and
Shareholders' Equity (1) .................     $ 11,525.1       $ 14,270.5      $100,607.0     $(11,049.5)     $115,353.1
                                               ==========================================================================

(1) Shareholder's equity includes preferred stock of JHFS at $0.01 par value per share, 1 share authorized, issued and outstanding at June 30, 2004 and common stock of JHFS at $.01 par value per share, 1,000 shares and 2.0 billion shares authorized, 1,000 and 319.8 million shares issued as of June 30, 2004 and December 31, 2003, respectively, and JHFS treasury stock at cost $1,069.0 million, or 30.0 million shares, at December 31, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                      Condensed Consolidating Balance Sheet

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
                                                Services         Company           Other                     Hancock Financial
December 31, 2003                              (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Assets:
  Invested assets ........................     $      5.0      $  4,810.2       $ 67,704.9      $    533.0       $ 73,053.1
  Cash and cash equivalents ..............           17.6            49.4          3,036.3            18.3          3,121.6
  Investment in unconsolidated
     subsidiaries ........................        9,045.1           124.6               --        (9,169.7)              --
  Other assets ...........................          161.5         1,581.7          9,875.6          (209.2)        11,409.6
  Separate account assets ................             --         6,881.9         17,240.0              --         24,121.9
                                              -----------------------------------------------------------------------------
Total Assets .............................     $  9,229.2      $ 13,447.8       $ 97,856.8      $ (8,827.6)      $111,706.2
                                              =============================================================================
Liabilities:
  Insurance liabilities and consumer
     notes ...............................             --      $  4,715.0       $ 66,822.2      $    438.1       $ 71,975.3
  Debt ...................................     $    975.3              --          1,015.0           (95.0)         1,895.3
  Other liabilities ......................           38.2           598.1          4,826.9          (125.6)         5,337.6
  Separate account liabilities ...........             --         6,881.9         17,240.0              --         24,121.9
                                              -----------------------------------------------------------------------------
Total Liabilities ........................        1,013.5        12,195.0         89,904.1           217.5        103,330.1

Preferred shareholders' equity in
   subsidiary companies ..................             --              --            160.4              --            160.4
Shareholders' equity (1) .................        8,215.7         1,252.8          7,792.3        (9,045.1)         8,215.7
                                              -----------------------------------------------------------------------------
Total Liabilities, Preferred Shareholders'
Equity in Subsidiary Companies and
Shareholders' Equity (1) .................     $  9,229.2      $ 13,447.8       $ 97,856.8      $ (8,827.6)      $111,706.2
                                              =============================================================================

(1) Shareholder's equity includes preferred stock of JHFS at $0.01 par value per share, 1 share authorized, issued and outstanding at June 30, 2004 and common stock of JHFS at $.01 par value per share, 1,000 shares and 2.0 billion shares authorized, 1,000 and 319.8 million shares issued as of June 30, 2004 and December 31, 2003, respectively, and JHFS treasury stock at cost $1,069.0 million, or 30.0 million shares, at December 31, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
For the Period From April 29, 2004              Services         Company           Other                     Hancock Financial
Through June 30, 2004                          (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Revenues
  Premiums ...............................             --      $     13.2     $    713.9      $      0.3      $    727.4
  Universal life and investment-type
     product fees ........................             --            59.2          100.1             0.2           159.5
  Net investment income ..................     $     (0.1)           45.2          595.3             4.4           644.8
  Net realized investment and other
     gains (losses) ......................             --             1.0          (14.2)           (0.9)          (14.1)
  Investment management revenues,
     commissions and other fees ..........             --              --           92.5              --            92.5
  Other revenue ..........................             --              --           39.2              --            39.2
                                               -------------------------------------------------------------------------
Total revenues ...........................           (0.1)          118.6        1,526.8             4.0         1,649.3

Benefits and expenses
  Benefits to policyholders ..............             --            52.5          931.2             3.3           987.0
  Other operating costs and expenses .....           16.1            22.4          244.8             0.2           283.5
  Amortization of value of business
     acquired and deferred policy
     acquisition costs ...................             --             0.2           55.7             0.1            56.0
  Dividends to policyholders .............             --             2.9           84.1              --            87.0
                                               -------------------------------------------------------------------------
Total benefits and expenses ..............           16.1            78.0        1,315.8             3.6         1,413.5

  Income (loss) before income taxes ......          (16.2)           40.6          211.0             0.4           235.8
  Income taxes ...........................           (4.5)           12.0           94.2             0.2           101.9
                                               -------------------------------------------------------------------------
    Net income (loss) before taxes .......          (11.7)           28.6          116.8             0.2           133.9

  Equity in the net income of
     unconsolidated subsidiaries .........          145.6             0.2             --          (145.8)             --
                                               -------------------------------------------------------------------------

Net income ...............................     $    133.9      $     28.8     $    116.8      $   (145.6)     $    133.9
                                               =========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
For the Period From April 1, 2004               Services         Company           Other                     Hancock Financial
Through April 28, 2004                         (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Revenues
  Premiums ...............................             --     $      5.0       $    324.7      $     (0.1)      $    329.6
  Universal life and investment-type
     product fees ........................             --           29.0             40.4              --             69.4
  Net investment income ..................             --           25.5            318.7             2.6            346.8
  Net realized investment and other
     gains (losses) ......................             --            5.6            120.2             1.0            126.8
  Investment management revenues,
     commissions and other fees ..........             --             --             52.1              --             52.1
  Other revenue ..........................             --             --             19.8              --             19.8
                                               ---------------------------------------------------------------------------
Total revenues ...........................             --           65.1            875.9             3.5            944.5

Benefits and expenses
  Benefits to policyholders ..............             --           24.0            509.5             1.8            535.3
  Other operating costs and expenses .....     $     43.3           11.0            138.4             0.2            192.9
  Amortization of value of
     business acquired and deferred
     policy acquisition costs ............             --           (0.7)            39.9              --             39.2
  Dividends to policyholders .............             --            1.8             40.1              --             41.9
                                               ---------------------------------------------------------------------------
Total benefits and expenses ..............           43.3           36.1            727.9             2.0            809.3

  Income (loss) before income taxes ......          (43.3)          29.0            148.0             1.5            135.2
  Income taxes ...........................           (6.3)           9.7             48.7             0.5             52.6
                                               ---------------------------------------------------------------------------
    Net income (loss) after taxes ........          (37.0)          19.3             99.3             1.0             82.6

  Equity in the net income of
     unconsolidated subsidiaries .........          119.6            1.0               --          (120.6)              --
                                               ---------------------------------------------------------------------------

Net income ...............................     $     82.6     $     20.3       $     99.3          (119.6)      $     82.6
                                               ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
For the Three Month Period Ended                Services         Company           Other                     Hancock Financial
June 30, 2003                                  (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Revenues
  Premiums ...............................             --     $     15.3       $    898.8      $      0.3       $    914.4
  Universal life and investment-type
     product fees ........................             --           85.7            120.0             0.2            205.9
  Net investment income ..................     $      0.1           65.9            974.8             8.5          1,049.3
  Net realized investment and other
     gains ...............................             --            2.0             83.7             4.1             89.8
  Investment management revenues,
     commissions and other fees ..........             --             --            129.0              --            129.0
  Other revenue ..........................             --             --             59.3             0.1             59.4
                                               ---------------------------------------------------------------------------
Total revenues ...........................            0.1          168.9          2,265.6            13.2          2,447.8

Benefits and expenses
  Benefits to policyholders ..............             --           81.8          1,307.4             5.2          1,394.4
  Other operating costs and expenses .....           16.3           23.8            378.3             0.3            418.7
  Amortization of deferred policy
     acquisition costs ...................             --           27.7             48.0             0.1             75.8
  Dividends to policyholders .............             --            4.6            140.3            (0.1)           144.8
                                              ----------------------------------------------------------------------------
Total benefits and expenses ..............           16.3          137.9          1,874.0             5.5          2,033.7

  Income (loss) before income taxes ......          (16.2)          31.0            391.6             7.7            414.1
  Income taxes ...........................           (6.0)          11.8            115.7             2.7            124.2
                                              ----------------------------------------------------------------------------
    Net income (loss) after taxes ........          (10.2)          19.2            275.9             5.0            289.9

  Equity in the net income of
     unconsolidated subsidiaries .........          300.1            5.0               --          (305.1)              --
                                               ---------------------------------------------------------------------------

Net income ...............................     $    289.9     $     24.2       $    275.9      $   (300.1)      $    289.9
                                               ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
For the Period From April 29, 2004              Services         Company           Other                     Hancock Financial
Through June 30, 2004                          (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Revenues
  Premiums ...............................             --     $     13.2       $    713.9      $      0.3       $    727.4
  Universal life and investment-type
     product fees ........................             --           59.2            100.1             0.2            159.5
  Net investment income ..................     $     (0.1)          45.2            595.3             4.4            644.8
  Net realized investment and other
     gains (losses) ......................             --            1.0            (14.2)           (0.9)           (14.1)
  Investment management revenues,
     commissions and other fees ..........             --             --             92.5              --             92.5
  Other revenue ..........................             --             --             39.2              --             39.2
                                               ---------------------------------------------------------------------------
Total revenues ...........................           (0.1)         118.6          1,526.8             4.0          1,649.3

Benefits and expenses
  Benefits to policyholders ..............             --           52.5            931.2             3.3            987.0
  Other operating costs and expenses .....           16.1           22.4            244.8             0.2            283.5
  Amortization of value of business
     acquired and deferred policy
     acquisition costs ...................             --            0.2             55.7             0.1             56.0
  Dividends to policyholders .............             --            2.9             84.1              --             87.0
                                               ---------------------------------------------------------------------------
Total benefits and expenses ..............           16.1           78.0          1,315.8             3.6          1,413.5

  Income (loss) before income taxes ......          (16.2)          40.6            211.0             0.4            235.8
  Income taxes ...........................           (4.5)          12.0             94.2             0.2            101.9
                                               ---------------------------------------------------------------------------
    Net income (loss) before taxes .......          (11.7)          28.6            116.8             0.2            133.9

  Equity in the net income of
     unconsolidated subsidiaries .........          145.6            0.2               --          (145.8)              --
                                               ---------------------------------------------------------------------------

Net income ...............................     $    133.9     $     28.8       $    116.8      $   (145.6)      $    133.9
                                               ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
For the Period From January 1, 2004             Services         Company           Other                     Hancock Financial
Through April 28, 2004                         (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Revenues
  Premiums ...............................             --     $     26.4       $  1,364.0      $     (1.0)      $  1,389.4
  Universal life and investment-type
     product fees ........................             --          132.2            206.2             0.2            338.6
  Net investment income ..................     $      0.1          101.9          1,339.2            11.0          1,452.2
  Net realized investment and other
      gains (losses) .....................             --           (1.4)            86.7             0.3             85.6
  Investment management revenues,
     commissions and other fees ..........             --             --            195.3              --            195.3
  Other revenue ..........................             --            0.1             94.3              --             94.4
                                               ---------------------------------------------------------------------------
Total revenues ...........................            0.1          259.2          3,285.7            10.5          3,555.5

Benefits and expenses
  Benefits to policyholders ..............             --          121.2          2,015.3             6.5          2,143.0
  Other operating costs and expenses .....           65.8           36.1            551.7             0.3            653.9
  Amortization of value of business
     acquired and deferred
     acquisition costs ...................             --           33.0            134.6              --            167.6
  Dividends to policyholders .............             --            6.2            156.9              --            163.1
                                               ---------------------------------------------------------------------------
Total benefits and expenses ..............           65.8          196.5          2,858.5             6.8          3,127.6

  Income (loss) before income taxes ......          (65.7)          62.7            427.2             3.7            427.9
  Income taxes ...........................          (17.1)          20.6            123.1             1.2            127.8
                                               ---------------------------------------------------------------------------
    Net income (loss)before cumulative
      effect of  accounting change .......          (48.6)          42.1            304.1             2.5            300.1

Cumulative effect of accounting change,
   net of tax ............................             --           (3.0)            40.0              --             37.0

  Equity in the net income of
     unconsolidated subsidiaries .........          385.7            2.5               --          (388.2)              --
                                               ---------------------------------------------------------------------------

Net income ...............................     $    337.1     $     41.6       $    344.1      $   (385.7)      $    337.1
                                               ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
For the Six Month Period Ended                  Services         Company           Other                     Hancock Financial
June 30, 2003                                  (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Revenues
  Premiums ...............................             --     $     30.8       $  1,717.9      $     (0.6)      $  1,748.1
  Universal life and investment-type
     product fees ........................             --          172.8            235.1             0.4            408.3
  Net investment income ..................     $      0.1          132.5          1,928.5            17.5          2,078.6
  Net realized investment and other
     gains (losses) ......................             --           (3.8)           153.1             3.1            152.4
  Investment management revenues,
     commissions and other fees ..........             --             --            254.1              --            254.1
  Other revenue ..........................             --             --            132.5             0.1            132.6
                                               ---------------------------------------------------------------------------
Total revenues ...........................            0.1          332.3          4,421.2            20.5          4,774.1

Benefits and expenses
  Benefits to policyholders ..............             --          166.7          2,574.1            10.6          2,751.4
  Other operating costs and expenses .....           33.6           45.1            729.8             0.8            809.3
  Amortization of deferred acquisition
     costs ...............................             --           43.5            115.2             0.1            158.8
  Dividends to policyholders .............             --            8.5            274.2            (0.1)           282.6
                                               ---------------------------------------------------------------------------
Total benefits and expenses ..............           33.6          263.8          3,693.3            11.4          4,002.1

  Income (loss) before income taxes ......          (33.5)          68.5            727.9             9.1            772.0
  Income taxes ...........................          (13.7)          23.1            216.4             3.1            228.9
                                               ---------------------------------------------------------------------------
    Net income (loss) after taxes ........          (19.8)          45.4            511.5             6.0            543.1

  Equity in the net income of
     unconsolidated subsidiaries .........          562.9            6.0               --          (568.9)              --
                                               ---------------------------------------------------------------------------

Net income ...............................     $    543.1     $     51.4       $    511.5      $   (562.9)      $    543.1
                                               ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

      `                                                              John Hancock
                                                    John Hancock    Variable Life
                                                      Financial       Insurance                                    Consolidated John
For the Period From April 29, 2004                    Services         Company           Other                     Hancock Financial
Through June 30, 2004                                (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)

Net income .....................................     $    133.9      $     28.8      $    116.8      $   (145.6)     $    133.9
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Amortization of discount-fixed maturities ..             --            19.5            96.7            (0.9)          115.3
    Equity in net income of unconsolidated
      subsidiaries .............................         (145.6)           (0.2)             --           145.8              --
    Net realized investment and other losses ...             --            (1.0)           14.2             0.9            14.1
    Change in  value of business acquired
      and deferred policy acquisition costs ....             --           (24.4)          (57.5)             --           (81.9)
    Depreciation and amortization ..............            0.3             5.5            49.5             0.2            55.5
    Net cash flows from trading securities .....             --              --           (32.2)             --           (32.2)
    Increase in accrued investment income ......             --             1.8          (128.1)             --          (126.3)
    Decrease (increase) in premiums and
      accounts receivable ......................           (0.4)            1.1           (38.4)             --           (37.7)
    (Increase)decrease in other assets
      and other liabilities, net ...............         (218.9)           14.5            (1.5)           (4.4)         (210.3)
    Increase in policy liabilities and
      accruals, net ............................             --           (10.7)          498.8             3.1           491.2
    Increase (decrease) in income taxes ........           64.9            (6.2)           38.4            (0.3)           96.8
                                                     --------------------------------------------------------------------------
      Net cash provided by operating
        activities .............................         (165.8)           28.7           556.7            (1.2)          418.4
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ........             --            30.4           421.5             5.8           457.7
    Equity securities available-for-sale .......             --            11.4            30.1             0.1            41.6
    Real estate ................................             --              --             1.4              --             1.4
    Short term investments and other
      invested assets ..........................            3.5             8.2            95.2             0.4           107.3
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity ..........             --              --              --              --              --
    Fixed maturities available-for-sale ........             --            31.7           913.5             3.9           949.1
    Short term investments and other
      invested assets ..........................             --            19.7           (16.3)             --             3.4
    Mortgage loans on real estate ..............             --            (1.2)          278.1             1.2           278.1

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                                  John Hancock
                                                 John Hancock    Variable Life
                                                   Financial       Insurance                                    Consolidated John
For the Period From April 29, 2004                 Services         Company           Other                     Hancock Financial
Through June 30, 2004                             (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Purchases of:
    Fixed maturities available-for-sale .....             --      $    (98.4)     $ (1,263.8)     $     (6.1)     $ (1,368.3)
    Equity securities available-for-sale ....             --           (13.5)          (35.2)             --           (48.7)
    Real estate .............................             --              --            (1.5)             --            (1.5)
    Short term investments and other
      invested assets .......................             --            (2.1)          (91.3)             --           (93.4)
    Mortgage loans on real estate issued ....             --           (38.6)         (553.0)           (6.5)         (598.1)
    Other, net ..............................             --            (1.1)          (12.7)            2.3           (11.5)
    Capital contributed to unconsolidated
      subsidiaries ..........................     $     (9.5)             --              --            (9.5)             --
                                                  --------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities ................           (6.0)          (53.5)         (234.0)           10.6          (282.9)

    Cash flows from financing activities:
    Capital contributions paid by parent ....             --              --             9.5            (9.5)             --
    Universal life and investment-type
      contract deposits .....................             --           157.5           610.7              --           768.2
    Universal life and investment-type
      contract maturities and withdrawals ...             --           (62.5)       (1,542.0)           (5.3)       (1,609.8)
    Issuance of consumer notes ..............             --              --           129.5              --           129.5
    Increase in bank deposits ...............             --                            22.9              --            22.9
    Repayment of short-term debt ............             --           (80.0)          (20.5)           80.0           (20.5)
    Issuance of long-term debt ..............             --              --             0.2              --             0.2
    Repayment of long-term debt .............             --              --            (1.2)             --            (1.2)
    Net decrease in commercial paper ........          179.6              --              --              --           179.6
                                                  --------------------------------------------------------------------------
    Net cash (used in) provided by
      financing activities ..................          179.6            15.0          (790.9)           65.2          (531.1)

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
For the Period From April 29, 2004              Services         Company           Other                     Hancock Financial
Through June 30, 2004                          (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Net decrease in cash and
  cash equivalents .......................     $      7.8     $     (9.8)      $   (468.2)     $     74.6       $   (395.6)

Cash and cash equivalents at
  beginning of period ....................            0.9            0.8          2,072.7           (64.7)         2,009.7
                                               ---------------------------------------------------------------------------

Cash and cash equivalents at
  end of period ..........................     $      8.7     $     (9.0)      $  1,604.5      $      9.9       $  1,614.1
                                               ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                                                    John Hancock
                                                   John Hancock    Variable Life
                                                     Financial       Insurance                                    Consolidated John
For the Period From January 1, 2004                  Services         Company           Other                     Hancock Financial
Through April 28, 2004                              (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)

Net income .....................................    $    337.1      $     41.6      $    344.1      $   (385.7)     $    337.1
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
    Amortization of discount-fixed maturities ..            --            (4.3)            5.2            (0.2)            0.7
    Equity in net income of
      unconsolidated subsidiaries ..............        (385.7)           (2.5)             --           388.2              --
    Net realized investment and other losses ...            --             1.1           (86.6)           (0.1)          (85.6)
    Change in accounting principle .............            --             3.0           (40.0)             --           (37.0)
    Change in deferred policy acquisition
      costs and value of business acquired .....            --            (9.6)          (48.8)             --           (58.4)
    Depreciation and amortization ..............           0.4             0.5            22.5             0.3            23.7
    Net cash flows from trading securities .....            --              --            (6.7)             --            (6.7)
    Increase in accrued investment income ......            --           (13.1)          (53.1)           (0.4)          (66.6)
    Decrease (increase) in premiums and
      accounts receivable ......................            --             0.4            20.3             0.4            21.1
    (Increase)decrease in other assets and
      other liabilities, net ...................         264.3           (58.6)         (184.2)           11.2            32.7
    Increase in policy liabilities and
      accruals, net ............................                          42.8           532.6             6.0           581.4
    Increase(decrease) in income taxes .........          (7.3)            4.2           130.6             4.8           132.3
                                                   ---------------------------------------------------------------------------
      Net cash provided by
        operating activities ...................         208.8             5.5           635.9            24.5           874.7
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ........            --            83.3         2,760.4             5.5         2,849.2
    Equity securities available-for-sale .......            --            14.9           214.9              --           229.8
    Real estate ................................            --             2.1            95.6              --            97.7
    Short term investments and other
      invested assets ..........................           5.0             6.0           121.4             1.0           133.4
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity ..........            --             0.3            40.7             0.2            41.2
    Fixed maturities available for sale ........            --            81.9         1,487.9            23.7         1,593.5
    Short term investments and other
      invested assets ..........................            --            26.2            98.5                           124.7
    Mortgage loans on real estate ..............            --             6.5           674.6             3.6           684.7

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                                   John Hancock
                                                  John Hancock    Variable Life
                                                    Financial       Insurance                                    Consolidated John
For the Period From January 1, 2004                 Services         Company           Other                     Hancock Financial
Through April 28, 2004                             (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Purchases of:
    Fixed maturities held to maturity ........             --              --      $     (0.5)             --      $     (0.5)
    Fixed maturities available-for-sale ......     $    (19.0)     $   (213.5)       (6,190.2)     $    (42.5)     $ (6,465.2)
    Equity securities available-for-sale .....             --           (17.9)         (116.3)             --          (134.2)
    Real estate ..............................             --            (0.1)           (6.8)             --            (6.9)
    Short term investments and other
      invested assets ........................             --          (198.7)         (459.2)           (0.9)         (658.8)
    Mortgage loans on real estate issued .....             --           (54.4)         (620.5)           (5.6)         (680.5)
    Other, net ...............................             --           (72.1)          223.2            (3.1)          148.0
    Capital contributed to unconsolidated
      subsidiaries ...........................           (7.0)             --              --             7.0              --
    Dividends received from unconsolidated
      subsidiaries ...........................          100.0              --              --          (100.0)             --
                                                   --------------------------------------------------------------------------
      Net cash provided by (used in) .........           79.0          (335.5)       (1,676.3)         (111.1)       (2,043.9)
        investing activities

    Cash flows from financing activities:
    Capital contributions paid by parent .....             --              --             7.0            (7.0)             --
    Acquisition of treasury stock ............          (33.1)             --              --              --           (33.1)
    Dividends paid to parent .................             --              --          (100.0)          100.0              --
    Universal life and investment-type
      contract deposits ......................             --           400.4         2,059.4              --         2,459.8
    Universal life and investment-type
      contract maturities and withdrawals ....             --          (199.0)       (2,312.7)           (9.4)       (2,521.1)
    Issuance of consumer notes ...............             --              --           372.2              --           372.2
    Increase in bank deposits ................             --              --            93.6              --            93.6
    Issuance of short-term debt ..............             --            88.0                           (88.0)
    Repayment of short-term debt .............             --            (8.0)          (41.8)            8.0           (41.8)
    Issuance of long-term debt ...............             --              --             0.3              --             0.3
    Repayment of long-term debt ..............             --              --            (1.2)             --            (1.2)
    Net decrease in commercial paper .........         (271.4)             --              --              --          (271.4)
                                                   --------------------------------------------------------------------------
    Net cash (used in) provided by
      financing activities ...................     $   (304.5)     $    281.4      $     76.8      $      3.6      $     57.3

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
For the Period From January 1, 2004             Services         Company           Other                     Hancock Financial
Through April 28, 2004                         (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Net decrease in cash and
  cash equivalents .......................     $    (16.7)    $    (48.6)      $   (963.6)     $    (83.0)      $ (1,111.9)

Cash and cash equivalents at
  beginning of period ....................           17.6           49.4          3,036.3            18.3          3,121.6
                                               ---------------------------------------------------------------------------

Cash and cash equivalents at
  end of period ..........................     $      0.9     $      0.8       $  2,072.7      $    (64.7)      $  2,009.7
                                               ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                                                     John Hancock
                                                    John Hancock    Variable Life
                                                      Financial       Insurance                                    Consolidated John
For the Six Month Period Ended                        Services         Company           Other                     Hancock Financial
June 30, 2003                                        (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)

Net income .......................................     $    543.1      $     51.4      $    511.5      $   (562.9)     $    543.1
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of discount-fixed maturities ....             --            (4.5)          (14.6)             --           (19.1)
    Equity in net income of unconsolidated
      subsidiaries ...............................         (562.9)           (6.0)             --           568.9              --
    Net realized investment and other (gains)
      losses .....................................             --             3.8          (153.1)           (3.1)         (152.4)
    Change in deferred policy acquisition costs ..             --           (31.4)         (184.9)            0.1          (216.2)
    Depreciation and amortization ................            0.8             0.7            29.1              --            30.6
    Net cash flows from trading securities .......             --              --           (83.4)             --           (83.4)
    Increase in accrued investment income ........             --           (13.3)         (110.3)           (0.6)         (124.2)
    (Increase) decrease in premiums and
      accounts receivable ........................            3.8             1.0           (78.8)            0.6           (73.4)
    Increase (decrease) in other assets and
      other liabilities, net .....................            8.0           (27.8)         (234.8)           77.8          (176.8)
    Increase in policy liabilities and
      accruals, net ..............................             --            80.3         1,368.0             8.3         1,456.6
    Increase in income taxes .....................            0.3            30.5           116.2             1.7           148.7
                                                       --------------------------------------------------------------------------
      Net cash (used in) provided by
        operating activities .....................           (6.9)           84.7         1,164.9            90.8         1,333.5
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ..........             --           214.2         6,779.8            16.3         7,010.3
    Equity securities available-for-sale .........             --            31.4           164.1              --           195.5
    Real estate ..................................             --              --            65.6              --            65.6
    Short term investments and other invested
      assets .....................................             --             4.9           103.7             0.2           108.8
    Home Office properties .......................             --              --           887.6              --           887.6
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity ............             --             2.1           133.8             0.1           136.0
    Fixed maturities available-for-sale ..........             --           104.1         1,799.6            25.6         1,929.3
    Short term investments and other invested
      assets .....................................             --              --           400.9              --           400.9
    Mortgage loans on real estate ................             --            28.0           558.9             1.4           588.3

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                                     John Hancock
                                                    John Hancock    Variable Life
                                                      Financial       Insurance                                    Consolidated John
For the Six Month Period Ended                        Services         Company           Other                     Hancock Financial
June 30, 2003                                        (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Purchases of:
    Fixed maturities held-to-maturity ..........             --              --      $     (2.2)             --      $     (2.2)
    Fixed maturities available-for-sale ........             --      $   (976.8)      (10,995.0)     $    (33.3)      (12,005.1)
    Equity securities available-for-sale .......             --           (61.5)         (118.1)           (0.4)         (180.0)
    Real estate ................................             --            (0.1)          (14.5)             --           (14.6)
    Short term investments and other invested
      assets ...................................             --           (28.8)         (828.9)           (0.9)         (858.6)
    Mortgage loans on real estate issued .......             --           (99.4)         (850.9)           (3.8)         (954.1)
    Net cash received related to acquisition
      of business ..............................             --              --            93.7              --            93.7
    Other, net .................................             --            (5.1)         (191.8)           (1.5)         (198.4)
    Capital contributed to unconsolidated
      subsidiaries .............................     $     (9.4)             --              --             9.4              --
    Dividends received from unconsolidated
      subsidiaries .............................          100.0              --              --          (100.0)             --
                                                     --------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities ...................           90.6          (787.0)       (2,013.7)          (86.9)       (2,797.0)

    Cash flows from financing activities:
    Capital contributions paid by parent .......             --              --             9.4            (9.4)             --
    Acquisition of treasury stock ..............          (11.6)             --              --              --           (11.6)
    Dividends paid on common stock .............             --              --          (100.0)          100.0              --
    Universal life and investment-type
      contract deposits ........................             --           632.4         4,075.6              --         4,708.0
    Universal life and investment-type
      contract maturities and withdrawals ......             --          (201.5)       (3,292.6)          (15.0)       (3,509.1)
    Issuance of consumer notes .................             --              --           389.9              --           389.9
    Issuance of short-term debt ................             --            75.0            70.8           (75.0)           70.8
    Repayment of short-term debt ...............             --              --          (114.5)             --          (114.5)
    Repayment of long-term debt ................             --              --            (3.6)             --            (3.6)
    Net decrease in commercial paper ...........          (59.4)             --              --              --           (59.4)
                                                     --------------------------------------------------------------------------
    Net cash (used in) provided by financing
     activities ................................          (71.0)          505.9         1,035.0             0.6         1,470.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                               John Hancock
                                              John Hancock    Variable Life
                                                Financial       Insurance                                    Consolidated John
For the Six Month Period Ended                  Services         Company           Other                     Hancock Financial
June 30, 2003                                  (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
---------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

   Net increase (decrease) in cash
     and cash equivalents ................     $     12.7     $   (196.4)      $    186.2      $      4.5       $      7.0

Cash and cash equivalents at
  beginning of year ......................           14.6          200.7            973.1             2.2          1,190.6
                                               ---------------------------------------------------------------------------

Cash and cash equivalents at
  end of period ..........................    $     27.3     $      4.3       $  1,159.3      $      6.7       $  1,197.6
                                              ============================================================================

Note 12 -- Certain Separate Accounts

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

During 2004 and 2003, there were no gains or losses on transfers of assets from the general account to the separate account. The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in policyholder benefits in the Company's Statements of Income. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Company's Statements of Income.

The deposits related to the variable life insurance contracts are invested in separate accounts and the company guarantees a specified death benefit if certain specified premiums are paid by the policyholder, regardless of separate account performance.

At June 30, 2004 and December 31, 2003, the Company had the following variable life contracts with guarantees. For guarantees of amounts in the event of death, the net amount at risk is defined as the excess of the initial sum insured over the current sum insured for fixed premium variable life contracts, and, for other variable life contracts, is equal to the sum insured when the account value is zero and the policy is still in force.

                                                     June 30,    December 31,
                                                       2004          2003
                                                   -----------------------------
                                                   (in millions, except for age)
Life contracts with guaranteed benefits
 In the event of death
 Account value.....................................   $6,475.5       $6,249.4
 Net amount at risk related to deposits ...........     $102.1        $106.2
 Average attained age of contractholders ..........         44            46

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 12 -- Certain Separate Accounts - (Continued)

The variable annuity contracts are issued through separate accounts and the company contractually guarantees to the contract holder either (a) return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary or (d) a combination benefit of
(b) and (c) above. Most business issued after May 2003 has a proportional partial withdrawal benefit instead of a dollar-for-dollar relationship. These variable annuity contract guarantees include benefits that are payable in the event of death or annuitization, or at specified dates during the accumulation period.

At June 30, 2004 and December 31, 2003, the Company had the following variable contracts with guarantees. (Note that the company's variable annuity contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) For guarantees of amounts in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is defined as the guaranteed minimum accumulation balance minus the current account balance.

                                                          June 30,      December 31,
                                                            2004            2003
                                                 ----------------------------------------
                                                 (in millions, except for age and percent)
Return of net deposits
  In the event of death
  Account value ....................................     $6,946.4        $6,776.9
  Net amount at risk ...............................     $  305.2        $  359.9
  Average attained age of contractholders ..........           59              58

Return of net deposits plus a minimum return
In the event of death
  Account value ....................................     $  994.3        $1,051.7
  Net amount at risk ...............................        231.5        $  230.7
  Average attained age of contractholders ..........           64              63
  Guaranteed minimum return rate ...................            5%              5%
Accumulation at specified date
  Account value ....................................     $  634.1        $  636.0
  Net amount at risk ...............................     $   18.2        $   20.3
  Average attained age of contractholders ..........           58              55
  Range of guaranteed minimum return rates .........           --              --
At annuitization
  Account value ....................................     $  203.9        $  169.4
  Net amount at risk ...............................           --              --
  Average attained age of contractholders ..........           57              57
  Range of guaranteed minimum return rates .........          4-5%            4-5%

Highest specified anniversary account value minus withdrawals post anniversary
In the event of death
  Account value ....................................     $4,205.4        $3,959.3
  Net amount at risk ...............................     $  499.0        $  566.2
  Average attained age of contractholders ..........           57              56

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 12 -- Certain Separate Accounts - (Continued)

Account balances of variable contracts with guarantees were invested in variable separate accounts in various mutual funds at June 30, 2004 which included foreign and domestic equities and bonds as shown below:

                                                   June 30, 2004      December 31, 2003
                                                   ------------------------------------
Type of Fund                                           Amount             Amount
                                                              (in millions)

Domestic Equity - Growth Funds.................       $ 3,488.4         $ 3,409.0
Domestic Bond Funds............................         2,631.1           2,737.9
Domestic Equity - Growth & Income Funds........         2,359.6           2,341.2
Balanced Investment Funds......................         2,893.6           2,840.5
Domestic Equity - Value Funds..................           958.3             865.0
Canadian Equity Funds..........................         1,738.5           1,555.3
International Equity Funds.....................           902.4             853.2
International Bond Funds.......................           107.3             107.3
Hedge Funds....................................            26.4              22.7
                                                      ----------        ---------
 Total ........................................       $15,105.6         $14,732.1
                                                      ==========        =========

The following summarizes the liabilities for guarantees on variable contracts reflected in the general account:

                                                    Guaranteed     Guaranteed       Guaranteed
                                                     Minimum        Minimum           Minimum
                                                      Death       Accumulation        Income
                                                     Benefit        Benefit           Benefit
                                                      (GMDB)        (GMAB)             (GMIB)       Totals
                                                    -------------------------------------------------------
                                                                         (in millions)

Balance at January 1, 2004 .....................       $32.9         $45.9              $ 1.0        $79.8
Incurred guarantee benefits ....................         8.0           3.1                0.3         11.4
Fair value adjustment at Manulife acquisition ..        (0.4)           --                 --         (0.4)
Paid guarantee benefits ........................        (4.8)           --                 --         (4.8)
                                                    ------------------------------------------------------
Balance at June 30, 2004 .......................       $35.7         $49.0              $ 1.3        $86.0
                                                    ======================================================

The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the GMDB liability at June 30, 2004.

o Data used included 200 and 1000 (for annuity and life contracts, respectively) stochastically generated investment performance scenarios.

o Volatility assumptions depended on mix of investments by contract type and ranged between 13.8% (life products) and 19% (annuity products).

o Life products used purchase GAAP mortality, lapse, mean investment performance, and discount rate assumptions included in the related deferred acquisition cost (DAC) and value of business acquired (VOBA) models which varied by product.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 12 -- Certain Separate Accounts - (Continued)

o     Mean investment performance assumptions for annuity contracts was 8.67%.

o Annuity mortality was assumed to be 100 percent of the Annuity 2000 Table for the Life Company annuities and 100% of the a-83 Basic Table for Maritime annuities.

o Annuity lapse rates vary by contract type and duration and range from 1 percent to 20 percent.

o     Annuity discount rate was 6.5%.

The guaranteed minimum income benefit (GMIB) liability represents the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization, recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The guaranteed minimum accumulation benefit (GMAB) liability is determined each period end by calculating the highest investment value occurring ten or more years prior to each contract's maturity, applying the guaranteed rates of 75% or 100% depending upon the type of contract and adjusting the results proportionately for any new deposits or withdrawals within the final ten years to maturity.

Note 13 -- Subsequent Event

As a result of integration of operations between the Company and its parent, Manulife, the Company is in negotiations to sell its China operations. The Company is divesting itself of its operations in China to accommodate Chinese law, which allows only one license per Company. Manulife had an operation in China prior to the merger with John Hancock.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H(1)(a) and (b) of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the unaudited interim financial statements and related footnotes to the unaudited interim financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2003 Annual Report on Form 10-K.

The Company's news releases and other information are available on the internet at www.jhancock.com, and its financial statements are available at www.manulife.com, under the link labeled "Securities Filings" on the "Investor Relations" Page. In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.

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

Merger with Manulife Financial Corporation

      On April 28, 2004, the Company completed its merger agreement with Manulife Financial Corporation (Manulife) and as of the close of business, JHFS common stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Commencing on April 28, 2004, the Company operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand.

Critical Accounting Policies

      General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements in the Company's 2003 Annual Report on Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

      Purchase Accounting (PGAAP)

      In accordance with SFAS No. 141, "Business Combinations" the merger transaction was accounted for as a purchase of John Hancock by Manulife. The purchase method requires that John Hancock, the acquired company, adjust the cost and reporting basis of its assets and liabilities to their fair values on the acquisition date (the purchase adjustments).

      The determination of the purchase adjustments relating to investments included utilization of independent price quotes where available and management's own estimates and assumptions where independent price quotes were

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

unavailable. Other purchase adjustments also required significant management estimates and assumptions. The purchase adjustments relating to intangible assets, including goodwill, value of business acquired (VOBA), brand name and others, and to liabilities, including policyholder reserves, and others, required management to exercise significant judgment in assessing fair values.

      The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus the allocation of the purchase price is subject to refinement.

      The Company's purchase adjustments resulted in a revalued balance sheet which may result in future earnings trends which differ significantly from historical trends. The Company does not anticipate any impact on its liquidity, or ability to pay claims of policyholders, arising out of the purchase accounting process related to the merger.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The Company's maximum exposure to loss in relation to these entities is limited to its investments in them, future debt and equity commitments made to them, and where the Company is the mortgagor to the Properties, the outstanding balance of the mortgages originated for them, and outstanding mortgage commitments made to them. Therefore, the Company believes that the application of FIN 46R has no potential impact on the Company's liquidity and capital resources beyond what is already presented in the consolidated financial statements and notes thereto.

      The Company discloses summary financial data and its maximum exposure to losses for the CDOs and Properties in Note 4 - Relationships with Variable Interest Entities in the notes to unaudited consolidated financial statements, but does not do so for the Other Entities because the Company does not believe these relationships are collectively significant.

      Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA) Assets

      Costs that vary with, and are related primarily to, the production of new business are deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company has also recorded intangible assets representing the present value of estimated future profits of insurance policies inforce related to business acquired. The Company tests the recoverability of its DAC and VOBA assets quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC and VOBA on term life and long-term care insurance ratably with premiums. We amortize DAC and VOBA on our annuity products and retail life insurance, other than term life insurance policies, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC,VOBA and unearned revenue on these policies such that the percentage of gross profits realized compared to the amount of DAC, VOBA and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC and VOBA to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. As actual results for market experience, or asset growth fluctuate significantly from historical trends and the long-term assumptions made in calculating expected gross profits, management changes these assumptions periodically, as necessary.

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in our consolidated balance sheets, equal to $50,949.2 million, or 48.5%, of total liabilities as of June 30, 2004. Changes in this liability are generally reflected in the benefits to policyholders in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business, or the Company is acquired. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Certain of our fixed income securities classified as available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. Changes in the fair values of the available-for-sale securities are recorded in other comprehensive income as unrealized gains and/or losses. We calculate the fair values of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. Our pricing analysts take appropriate action to reduce the valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes at the investee level, litigation, fraud and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an impairment. To assist in identifying impairment, at the end of each quarter our Investment Review Committee reviews all securities where market value has been less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer and Chief Credit Officer. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company reviewed its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate for incorporation in the measurements made as of April 28, 2004 (the date of the Manulife acquisition of the Company) and for net periodic costs for the calendar year. These assumptions are normally incorporated in measurements made annually as of each December 31 and for the subsequent calendar year resulting thereon. All assumptions are reviewed and approved by the Chief Financial Officer and reviewed with the Audit Committee of the Board of Directors.

      The assumed discount rate is based on the published Moody's Investor Services long-term corporate bond yield rating for category Aa. The discount rate used in the April 28, 2004 mark to market of 2004's net periodic pension cost was 6.0%. The discount rate originally in effect for 2004 was 6.25%. A 0.25% increase in the discount rate would decrease pension benefits Projected Benefit Obligation (PBO) and 2004 Net Periodic Pension Cost (NPPC) by approximately $57.6 million and $1.2 million respectively. A 0.25% increase in the discount rate would decrease other post- employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2004 Net Periodic Benefit Cost
(NPBC) by approximately $15.9 million and $1.2 million, respectively.

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2004, Net Periodic Pension (and benefit) Cost, an 8.75% long term rate of return assumption is being used. A 0.25% increase in the long-term rate of return would decrease 2004 NPPC by approximately $5.3 million and 2004 NPBC by approximately $0.6 million. The expected return on plan assets prior to the acquisition by Manulife is based on the fair market value of the plan assets as of December 31, 2003. Post merger, the expected return on plan assets is based on the fair value of plan assets as of April 28, 2004.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy including inflation. A change in the compensation rate increase assumption can be expected to move in the same direction as a change in the discount rate. A 4.0% compensation rate increase assumption is being used. A 0.25% increase in the salary scale would increase 2004 pension benefits PBO and NPPC by approximately $5.8 million and $0.6 million, respectively. Post employment benefits are independent of compensation.

      The Company uses a 10% corridor for the amortization of actuarial gains/losses. At the date of acquisition, actuarial gains and losses were set to zero.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for a qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $2.5 million for the period from April 29 through June 30, 2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

      Income Taxes

      Our reported effective tax rate on net income was 41.6% and 30.0% for the three month periods ended June 30, 2004 and 2003 and 34.6% and 29.7% for the six month periods ended June 30, 2004 and 2003, respectively. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions, changes to reserves that we consider appropriate, and related interest. This rate is then applied to our year-to-date operating results.

      Tax regulations require certain items to be included in the tax return at different times than those items are reflected in the financial statements. As a result, our effective tax rate reflected in our financial statements is different than that reported in our tax return. Some of these differences are permanent, such as affordable housing tax credits, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded the tax benefit in our income statement. Our policy is to establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expense for which we have already taken a deduction on our tax return, but have not yet recognized as expense in our financial statements.

      A number of years may elapse before a particular matter, for which we have established an accrued liability, is audited and finally resolved. The Internal Revenue Service is currently examining our tax returns for 1999 through 2001.

      While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Our tax reserves are presented in the balance sheet within other liabilities.

Reinsurance

      We reinsure portions of the risks we assume for our protection insurance products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurancepolicies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2003, the deductible for individual life insurance coverages was reduced from $25.0 million to $17.5 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance subsidiaries. The Company's Canadian operations reinsures all of its accidental death exposures in excess of $100,000 per life under its group life insurance coverages, and 50% of such exposures below $100,000. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

Transactions Affecting Comparability of Results of Operations

      In addition to the acquisition of the Company by Manulife, the acquisition described under the table below was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the dates of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values recorded as goodwill. This acquisition was made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

      The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue and net income for the periods indicated, to demonstrate the proforma effect of the acquisition and of the disposal as if they occurred on January 1, 2003.

                  Period from April 29,       Period from April 1        Three Months Ended
                    through June 30,           through April 28,              June 30,
                  2004                        2004                       2003
                Proforma         2004       Proforma          2004     Proforma          2003
                -----------------------------------------------------------------------------
                                                  (in millions)

Revenue .....   $1,649.3       $1,649.3     $  944.5       $  944.5   $2,473.2       $2,447.8

Net income ..   $  133.9       $  133.9     $   82.6       $   82.6   $  290.2       $  289.9

                      Period from April 29,          Period from January 1              Six Months Ended
                        through June 30                 through April 28,                   June 30,
                       2004                          2004                            2003
                     Proforma         2004         Proforma          2004          Proforma          2003
                     --------------------------------------------------------------------------------------
                                                         (in millions)

Revenue..........    $1,649.3      $1,649.3       $3,555.5         $3,555.5       $4,807.5         $4,774.1

Net income.......    $  133.9      $  133.9       $  337.1         $  337.1       $  544.8         $  543.1

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      Subsequent Events As a result of integration of operations between the Company and its parent, Manulife, the Company is in negotiations to sell its China operations. The Company is divesting itself of its operations in China to accommodate Chinese law, which allows only one license per Company. Manulife had an operation in China prior to the merger with John Hancock.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Results of Operations

      To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the following discussion combines the predecessor period (April 1 through April 28, 2004) with the successor period (April 29 through June 30, 2004) to present combined results for the three months ended June 30, 2004 and combines the predecessor period (January 1 through April 28, 2004) with the successor period (April 29 through June 30, 2004) to present combined results for the six months ended June 30, 2004. The mixture of financial results in this fashion combines historic GAAP and purchase GAAP financial results.

      The tables below present the consolidated results of operations for the periods presented:

                                                                        Three Months Ended       Six Months Ended
                                                                             June 30,                June 30,
                                                                        2004         2003       2004          2003
                                                                       --------------------------------------------
                                                                                       (in millions)
Revenues
Premiums ............................................................  $1,057.0   $  914.4      $2,116.8   $1,748.1
Universal life and investment-type product fees .....................     228.9      205.9         498.1      408.3
Net investment income ...............................................     991.6    1,049.3       2,097.0    2,078.6
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pensions contractholders and the
         policyholder dividend obligation (1) .......................     112.7       89.8          71.5      152.4
Investment management revenues, commissions, and other fees .........     144.6      129.0         287.8      254.1
Other revenue .......................................................      59.0       59.4         133.6      132.6
                                                                       --------------------------------------------
                  Total revenues ....................................   2,593.8    2,447.8       5,204.8    4,774.1

Benefits and expenses
Benefits to policyholders, excluding amounts related to net
         realized investment and other gains (losses) credited to
         participating pension contractholders and the policyholder
         dividend obligation (2) ....................................   1,522.3    1,394.4       3,130.0    2,751.4
Other operating costs and expenses ..................................     476.4      418.7         937.4      809.3
Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net
         realized investment and other gains (losses) (3) ...........      95.2       75.8         223.6      158.8
Dividends to policyholders ..........................................     128.9      144.8         250.1      282.6
                                                                       --------------------------------------------
                 Total benefits and expenses ........................   2,222.8    2,033.7       4,541.1    4,002.1

Income before taxes and cumulative effect of accounting change ......     371.0      414.1         663.7      772.0
Income taxes ........................................................     154.5      124.2         229.7      228.9
                                                                       --------------------------------------------

Income before cumulative effect of accounting change ................     216.5      289.9         434.0      543.1
Cumulative effect of accounting change, net of tax ..................        --         --          37.0         --
                                                                       --------------------------------------------

                Net income ..........................................  $  216.5   $  289.9      $  471.0   $  543.1
                                                                       ============================================

(1) Net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contractholders and the policyholder dividend obligation of $11.5 million and $51.1 million for the three months ended June 30, 2004 and 2003, respectively, and $12.4 million and $1.9 million for the six months ended June 30, 2004 and 2003, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $10.9 million and $29.4 million for the three months ended June 30, 2004 and 2003, respectively, and $29.2 million and $(13.3) million for the six months ended June 30, 2004 and 2003, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $0.6 million and $21.7 million for the three months ended June 30, 2004 and 2003, respectively, and $(16.8) million and $15.2 million for the six months ended June 30, 2004 and 2003, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      As a result of Manulife's acquisition of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment and the Maritime Life Segment was renamed the Canada Segment. In addition, the Institutional Investment Management Segment was moved to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and Group Life, Retail Discontinued operations, discontinued health insurance operations and Creditor from Corporate and Other to Protection. Direct Foreign Operations (DFO) and International Group Plans (IGP) remain in international operations in our Corporate and Other Segment while in Manulife's segment results DFO will be reported in Asia, and IGP will be reported in Reinsurance. The financial results for all periods have been reclassified to conform to the current period presentation.

      The Company operates in the following five business segments: two segments primarily serve retail customers, one segment serves institutional customers, one segment serves primarily Canadian retail and group customers and our fifth segment is the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). Our Canada Segment consists primarily of the financial results of our Canadian operating subsidiary, Maritime Life.

      Consolidated income before income taxes decreased 10.4%, or $43.1 million, for the three month period ended June 30, 2004 from the prior year. The decrease was driven by lower net realized investment and other gains, which increased 25.5%, or $22.9 million, from the prior year. In addition, net investment income declined $57.7 million driven by the impact of purchase accounting and the decision to align our operations closer to Manulife's. The change in net realized investment and other gains (losses) is the result of $74.3 million in gains on the sale of real estate and $22.9 million in gains on the sale of equity securities. In addition, the Company recognized $14.1 million in gains on mortgage prepayments during the period. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in the MD&A.

      Premiums increased 15.6%, or $142.6 million, from the prior year. The increase in premiums was due largely to a $105.2 million increase in our Canadian operations driven by the third quarter 2003 acquisition of the insurance business of Liberty Health, a Canadian division of U.S.-based Liberty Mutual Insurance Company. In addition, premiums in the long-term care insurance business increased by $41.3 million, or 17.5%, primarily due to business growth resulting from strong renewal premiums. Premiums in the G&SFP Segment generally remained stable compared to the prior year where a $5.6 million decline in spread-based business annuity premiums was offset by a $6.6 million increase in fee-based premiums. Premiums in the Wealth Management Segment decreased $11.6 million on lower sales of single premium immediate annuities.

      Universal life and investment-type product fees increased 11.2%, or $23.0 million, from the prior year. The increase in product fees was driven by a $16.2 million increase in our Canadian operations due primarily to the adoption of SOP 03-1. The adoption of this new accounting standard for long duration contracts requires the reporting of universal life product fees on a received basis, by replacing an "unearned revenue" reserve with a reserve for future policyholder benefits. In addition, product fees on universal life insurance products increased 31.4%, or $9.6 million, due primarily to a $6.8 million increase in cost of insurance fees. Partially offsetting these increases in product fees was a decrease in fees in the retail annuities business.

      Net investment income decreased 5.5%, or $57.7 million, from the prior year. The decrease was driven by lower average yield on invested assets, partially offset by an increase in invested assets. Investment yields decreased to 5.13% driven by the amortization of the purchase accounting mark-to-market adjustments on assets due to the Manulife acquisition. In addition, net investment income varies with market interest rates because the return on approximately $13 billion of the asset portfolio at June 30, 2004, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets. In the three month period ended June 30, 2004, average invested assets grew $4,390.0 million, or 6.0%, from the prior year. The purchase accounting mark-to-market on assets increased the weighted average invested assets by $1,084 million. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Net realized investment and other gains (losses) increased 25.5%, or $22.9 million. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other gains (losses) is the result of $74.3 million in gains on the sale of real estate and $22.9 million in gains on the sale of equity securities. In addition, the Company recognized $14.1 million in gains on mortgage prepayments during the period. Partially offsetting these gains were losses of $2.4 million compared to gains of $84.5 million in the prior year on fixed maturity securities. The prior

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

year's gains included $270.3 million in gross gains on disposal of fixed maturity securities while the Company generated only $79.3 million in the current period. In addition, the Company incurred losses of $26.1 million on mortgage loans, primarily from impairments, and $25.7 million on other invested assets, primarily from impairments. The largest impairments of fixed maturity securities were $9.6 million on a major U.S. airline, $6.2 million on an asset backed pool of gas station/convenience store franchise loans and $5.3 million relating to an airline equipment trust.

                                                         Gross Gain     Gross Loss      Hedging    Net Realized Investment
For the Three Months Ended June 30, 2004   Impairment    On Disposal   on Disposal    Adjustments  and Other Gain/(Loss)
                                          --------------------------------------------------------------------------------
                                                                           (in millions)
Fixed maturity securities (1) ............   $(29.8)      $ 79.3         $(26.9)         $(25.0)            $ (2.4)
Equity securities ........................     (1.5)        22.9           (0.7)             --               20.7
Mortgage loans on real estate ............    (23.2)        16.3          (13.9)           (5.3)             (26.1)
Real estate ..............................       --         74.3           (2.2)             --               72.1
Other invested assets ....................    (29.7)         6.5           (2.5)             --              (25.7)
Derivatives ..............................       --           --             --            85.6               85.6
                                          --------------------------------------------------------------------------------
               Subtotal ..................    (84.2)       199.3          (46.2)           55.3              124.2
                                          --------------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs
             and value of business acquired..................................................                 (0.6)
          Amounts credited to participating pension contractholders..........................                 (2.8)
          Amounts credited to the policyholder dividend obligation...........................                 (8.1)
                                                                                                   -----------------------
               Total.........................................................................               $112.7
                                                                                                   =======================

(1) Fixed maturity securities gain on disposals includes $37.2 million of gains from previously impaired securities and $23.7 million of pre-payment gains.

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

      Investment management revenues, commissions and other fees (advisory fees) increased 12.1%, or $15.6 million, from the prior year. The increase in fees was driven by the mutual fund business where fees grew by 8.5%, or $5.9 million, over the prior year due to higher assets under management on higher sales and market appreciation. In addition, advisory fees in our Canadian operations increased $4.2 million, $3.5 million of which was due to the administrative service only business driven by the acquisition of Liberty Health. In addition, advisory fees in our institutional asset management business increased 16.7% driven by higher advisory fees resulting from changes in the asset mix.

      Other revenue decreased 0.7%, or $0.4 million, from the prior year. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit revenue decreased $1.3 million, to $51.5 million for the three months ended June 30, 2004 due to lower product sales. In addition, other revenue includes Federal long-term care business fee revenue of $1.9 million for the three months ended June 30, 2004.

      Benefits to policyholders increased 9.2%, or $127.9 million, from the prior year. The increase in benefits to policyholders was driven by our Canadian operations where we acquired Liberty Health which added $50.0 million and other business growth which increased reserves by $42.0 million. In addition, benefits to policyholders increased in the long-term care insurance business by $43.9 million, driven by growth in the business. Long-term care insurance premiums increased $41.3 million. Benefits to policyholders increased $22.6 million driven by higher interest credited and lower surrenders in the variable life insurance business. Partially offsetting these increases were a decrease in benefits to policyholders in spread-based products of 11.3% or $34.1 million primarily due to a 87 basis point decrease in the crediting rate. Despite the 8.1%, or $1.9 billion, growth in the weighted average reserves for spread-based products, interest credited on these products decreased $33.9 million due to a decline in the average interest credited rate on account balances.

      Operating costs and expenses increased 13.8%, or $57.7 million. Total operating costs and expenses was driven by an increase in the corporate operations due to $53.4 million in integration and transaction costs relating to the recent merger with Manulife. Canadian operations operating costs and expenses increased 23.3%,

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

or $18.6 million, primarily due to $12.9 million relating to Liberty Health's group life, group disability and group health business acquired in the third quarter of 2003. In addition, operating costs and expenses increased 7.2%, or $6.5 million, driven by the Wealth Management Segment. Partially offsetting these increases was a decrease at Signature Fruit of $1.4 million to $52.4 million from the prior year and a decrease of $1.5 million for the sale of the group life business.

      Amortization of deferred policy acquisition costs and value of business acquired increased 25.6%, or $19.4 million, from the prior year. The increase in amortization of deferred policy acquisition costs and value of business acquired was driven by the impact of purchase accounting on the underlying assets for both deferred policy acquisition costs and value of business acquired. Purchase accounting adjusted the historical deferred policy acquisition asset to zero and created a new value of business acquired asset at an established return on equity for the transaction. The impact on amortization was to decrease deferred policy acquisition costs due to the reduced asset and increase amortization of value of business acquired. Amortization of the acquisition related value of business acquired drove total amortization up from the prior year.

      Dividends to policyholders decreased 11.0%, or $15.9 million from the prior year. The decrease in dividends to policyholders was driven by traditional life insurance products which decreased 12.1%, or $14.7 million, due to a reduction in the dividend scale and a $2.9 million decrease in dividends due to the sale of the group life business. Group life was sold effective May 1, 2003 and thus generated policyholder dividends in the second quarter of 2003 and none after the sale of the business.

      Income taxes were $154.5 million in the second quarter of 2004, compared to $124.2 million for the second quarter of 2003. Our effective tax rate was 41.6% in the second quarter of 2004, compared to 30.0% in the second quarter of 2003. The higher effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      As a result of Manulife's acquisition of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment and the Maritime Life Segment was renamed the Canada Segment. In addition, the Institutional Investment Management Segment was moved to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and Group Life, Retail Discontinued operations, discontinued health insurance operations and Creditor from Corporate and Other to Protection. Direct Foreign Operations (DFO) and International Group Plans (IGP) remain in international operations in our Corporate and Other Segment while in Manulife's segment results DFO will be reported in Asia, and IGP will be reported in Reinsurance. The financial results for all periods have been reclassified to conform to the current period presentation.

      The Company operates in the following five business segments: two segments primarily serve retail customers, one segment serves institutional customers, one segment serves primarily Canadian retail and group customers and our fifth segment is the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). Our Canada Segment consists primarily of the financial results of our Canadian operating subsidiary, Maritime Life.

      Consolidated income before income taxes decreased 14.0%, or $108.3 million, for the six month period ended June 30, 2004 from the prior year. The decrease was driven by lower net realized investment and other gains. In the first quarter of 2003 the Company recognized a gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties. In addition, operating expenses increased 15.8%, or $128.1 million, driven by $65.2 million in integration and transaction costs relating to the recent merger with Manulife. Partially offsetting these items was growth in universal life and investment product fees of 22.0%, or $89.8 million, and 13.3%, or $33.7 million, growth in advisory fees from the prior year. The increase in product fees was driven by a 12.7% increase in average account balance on universal life insurance products. The increase in advisory fees is driven by 13.9% growth in average assets under management in the mutual fund business compared to the prior year. The Company recorded an increase to net income of $37.0 million (net of tax of $19.3 million) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Untraditional Long Duration Contracts for Separate Accounts (SOP 03-1).

      Premiums increased 21.1%, or $368.7 million, from the prior year. The increase in premiums was due largely to our acquisition of the insurance business of Liberty Health, a Canadian division of U.S.-based Liberty Mutual

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Insurance Company and retention of in force business in the group life and health products, as well as increased consumer product and structured settlement sales. In addition, premiums in the long-term care insurance business increased by $88.3 million, or 19.6%, primarily due to business growth resulting from strong renewal premiums. These increases in premiums were partially offset by a decrease in the group life business of $29.8 million due to the sale of the group life insurance business, a decrease in the sales of single premium annuities of $25.7 million, or 87.4% and a $22.8 million decrease in premiums in the traditional life insurance business.

      Universal life and investment-type product fees increased 22.0%, or $89.8 million, over the prior year. The increase in product fees was driven by a $44.6 million increase in our Canadian operations due primarily to the adoption of SOP 03-1. In addition, product fees on universal life products increased 34.5%, or $20.6 million, due primarily to a $12.6 million increase in cost of insurance fees. Investment-type product fees increased 10.2%, or $16.7 million, in the variable life business due primarily to the higher amortization of unearned revenue of $10.7 million driven by unlocking for higher future death claims in the first quarter of 2004. Partially offsetting these increases in product fees was a decrease in fees in the retail annuities business.

      Net investment income increased 0.9%, or $18.4 million, from the prior year. The growth in net investment income was driven by asset growth and lower investment expenses. Average assets increased $4,922.0 million, or 6.9%, compared to the prior year, which includes approximately $1,084 million of the increase from purchase accounting mark-to-market adjustments. In addition, investment expenses decreased $11.6 million from the prior year, driven by the reduction in depreciation expense from the sale of the home office properties. The average yield on invested assets decreased to 5.53%, driven by the impact of purchase accounting mark-to-market adjustments on invested assets. Net investment income also varies with market interest rates as the return on approximately $13 billion of the asset portfolio at June 30, 2004, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Net realized investment and other gains (losses) decreased 53.1%, or $80.9 million, due to the sale of the Home Office properties in the first quarter of 2003. The Company recognized a realized gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties in the first quarter of 2003. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other losses also is the result of lower realized losses on fixed maturity securities of $137.6 million driven by lower levels of impairments and hedging adjustments. The largest impairments were $22.0 million on private placement securities related to secured lease obligations of a regional retail food chain, $17.5 million relating to one of the world's largest dairy companies, $13.9 million relating to a manufacturer of parcel delivery vans, $9.6 million on a major U.S. airline, and $9.1 million on an Argentinean water utility. The net realized investment and other losses on other than temporary declines in value of fixed maturity securities was offset by gains on the sale of fixed maturity securities, including recovery on previously written down securities (see footnotes for details), gains on the sale of equity securities, real estate, and pre-payment gains of $24.4 million. Most of these gains resulted from managing our portfolios for tax optimization and ongoing portfolio positioning.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                       Gross Gain    Gross Loss      Hedging    Net Realized Investment
For the Six Months Ended June 30, 2004    Impairment   On Disposal   on Disposal   Adjustments   and Other Gain/(Loss)
                                          ------------------------------------------------------------------------------
                                                                           (in millions)
Fixed maturity securities (1) ..........  $ (98.8)        $159.4        $(32.3)       $(77.0)               $(48.7)
Equity securities (2) ..................     (6.2)          92.9          (1.9)           --                  84.8
Mortgage loans on real estate ..........    (23.6)          27.9         (14.6)        (19.6)                (29.9)
Real estate ............................       --           78.1          (2.3)           --                  75.8
Other invested assets ..................    (37.2)           9.2          (8.6)           --                 (36.6)
Derivatives ............................       --             --            --          38.5                  38.5
                                          ------------------------------------------------------------------------------
               Subtotal ................  $(165.8)        $367.5        $(59.7)       $(58.1)               $ 83.9
                                          ------------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs
             and value of business acquired .................................................                 16.8
          Amounts credited to participating pension contractholders..........................                 (5.9)
          Amounts credited to the policyholder dividend obligation...........................                (23.3)
                                                                                                 -----------------------
               Total.........................................................................               $ 71.5
                                                                                                 =======================

(1) Fixed maturity securities gain on disposals includes $42.5 million of gains from previously impaired securities and $57.2 million of pre-payment gains.
(2) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

      Investment management revenues commissions, and other fees (advisory fees) increased 13.3%, or $33.7 million, from the prior year. The increase in fees was driven by the administrative service only business driven by the acquisition of Liberty Health. In addition, advisory fees increased in the mutual fund business by 12.7%, or $17.1 million, over the prior year due to higher assets under management. Advisory fees in our institutional asset management business increased 11.2% on stable assets under management. The institutional asset management business generated a 11.0% increase in deposits during the six months ended June 30, 2004 compared to the same period in the prior year.

      Other revenue increased 0.8%, or $1.0 million, from the prior year. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit generated $114.4 million in revenue for the six months ended June 30, 2004. In addition, other revenue includes Federal long-term care business fee revenue of $3.7 million for the six months ended June 30, 2004. The sale of a run-off business generated $5.5 million in revenue for the six months ended June 30, 2004.

      Benefits to policyholders increased 13.8%, or $378.6 million, from the prior year. The increase in benefits to policyholders was driven by our Canadian operations where we acquired Liberty Health which added $92.2 million and other business growth which increased reserves by $34.3 million. In addition, benefits to policyholders increased in the long-term care insurance business by $89.5 million, driven by growth in the business. Long-term care insurance premiums increased $88.3 million. Benefits to policyholders on spread-based products increased 2.4% or $14.1 million primarily due to an increase in premiums on annuities. Despite the 6.7%, or $1.6 billion, growth in the weighted average reserves for spread-based products, interest credited on these products decreased $33.9 million to $477.4 million due to a decline in the average interest credited rate on account balances, as approximately $11 billion of spread-based liabilities have floating rates which reset. The average crediting rate on spread-based products decreased to 3.84%.

      Other operating costs and expenses increased 15.8%, or $128.1 million. The increase was driven by a 25.1%, or $37.2 million, increase in the Canadian operations due to Liberty Health's group life, group disability and group health business acquired in the third quarter of 2003. Operating costs and expense increased $16.3 million in the Wealth Management Segment and $8.2 million in the Protection Segment. Also contributing to the increase in operating costs and expenses is $65.2 million in integration and transaction costs relating to the recent merger with Manulife. Partially offsetting

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

these increases was a decrease at Signature Fruit of $8.8 million to $115.3 million from the prior year and a decrease of $5.5 million for the sale of the group life business.

      Amortization of deferred policy acquisition costs and value of business acquired increased 40.8%, or $64.8 million, from the prior year. The increase in amortization of deferred policy acquisition costs was driven by a $28.3 million increase in the Canadian operations, driven by $10.0 million impact of changes in assumed future premium levels and implementation of SOP 03-1 in the first quarter of 2004. In addition, amortization of policy acquisition costs and value of business acquired increased $12.8 million in the Wealth Management Segment, $9.8 million in the Protection Segment and $9.1 million in the G&SFP Segment driven by amortization of value of business acquired established in the Manulife acquisition.

      Dividends to policyholders decreased 11.5%, or $32.5 million from the prior year. The decrease in dividends to policyholders was driven by traditional life insurance products which decreased 11.3%, or $27.0 million, due to a reduction in the dividend scale and a $5.6 million decrease in dividends due to the sale of the group life business. Group life was sold effective May 1, 2003 and thus generated policyholder dividends through that date in 2003 and none after the sale of the business.

      Income taxes were $229.7 million in the first six months of 2004, compared to $228.9 million for the first six months of 2003. Our effective tax rate was 34.6% in the first six months of 2004, compared to 29.7% in the first six months of 2003. The higher effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

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

      Insurance product prices are impacted by investment results as well as other results (e.g. mortality ,lapse). Accordingly, incorporated in insurance products prices are assumptions of expected default losses over the long-term. Actual losses therefore vary above and below this average, and the market value of the portfolio as a whole also changes as market credit spreads move up and down during an economic cycle.

      John Hancock is able to hold to this investment strategy over the long term, both because of its strong capital position, the fixed nature of its liabilities and the matching of those liabilities with assets, and because of the experience gained through many decades of a consistent investment philosophy. We generally intend to hold all of our fixed maturity investments to maturity to meet liability payments, and to hold securities with any unrealized gains and losses over the long term. However, we do sell bonds under certain circumstances, such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $75.5 billion and $76.2 billion as of June 30, 2004 and December 31, 2003, respectively. On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market, which became the new cost basis of those assets, in accordance with purchase accounting guidelines. Also, the January 1, 2004 adoption of the new accounting pronouncement SOP 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts, increased fixed maturity securities by $0.7 billion as of June 30, 2004. The following table shows the composition of investments in the general account portfolio.

                                                      As of June 30,              As of December 31,
                                                           2004                          2003
                                               -----------------------------------------------------------
                                                   Carrying        % of          Carrying         % of
                                                    Value          Total          Value           Total
                                               -----------------------------------------------------------
                                                                      (in millions)
Fixed maturity securities (1) ...........       $52,927.6           70.1%       $53,427.8           70.1%
Mortgage loans (2) ......................        14,017.5           18.6         12,936.0           17.0
Real estate .............................           220.8            0.3            195.0            0.3
Policy loans (3) ........................         2,116.7            2.8          2,117.9            2.8
Equity securities .......................         1,185.0            1.6          1,243.5            1.6
Other invested assets ...................         3,380.8            4.5          3,011.3            4.0
Short-term investments ..................            74.8            0.1            121.6            0.2
Cash and cash equivalents (4) ...........         1,614.1            2.0          3,121.6            4.0
                                               -----------------------------------------------------------
       Total invested assets ............       $75,537.3          100.0%       $76,174.7          100.0%
                                               ===========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $825.1 million and $606.3 million as of June 30, 2004 and December 31, 2003, respectively. The total fair value of the fixed maturity security portfolio was $52,927.6 million and $53,452.2 million, at June 30, 2004 and December 31, 2003 respectively.
(2) The fair value for the mortgage loan portfolio was $13,784.4 million and $13,979.5 million as of June 30, 2004 and December 31, 2003, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of June 30, 2004, fixed maturity securities represented 70.1% of general account invested assets with a carrying value of $52.9 billion, comprised of 56.2 % public securities and 43.8 % private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. As of June 30, 2004, the below investment grade bonds were 7.5% of invested assets, and 10.8% of total rated fixed maturities. Rated fixed maturity securities exclude redeemable preferred stock. The Company has established a long-term target of limiting investments in below investment grade bonds to 9% and 8% of invested assets by year end 2004 and 2005, respectively, for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

      The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                                         As of June 30,             As of December 31,
                                                              2004                         2003
                                                 -----------------------------------------------------------
  SVO                  S&P Equivalent                Carrying         % of        Carrying           % of
Rating (1)             Designation (2)            Value (3)(4)(5)     Total    Value (3)(4)(5)       Total
------------------------------------------------------------------------------------------------------------
                                                  (in millions)                 (in millions)
    1        AAA/AA/A.......................         $24,415.0        46.9%        $24,132.3        45.7%
    2        BBB............................          22,055.9        42.3          22,503.1        42.6
    3        BB.............................           2,798.2         5.4           2,999.3         5.7
    4        B..............................           1,560.0         3.0           1,922.4         3.6
    5        CCC and lower..................           1,092.1         2.1             853.5         1.6
    6        In or near default.............             181.3         0.3             410.9         0.8
                                                 -----------------------------------------------------------
                 Subtotal...................          52,102.5       100.0%         52,821.5       100.0%
             Redeemable preferred
                 stock......................             825.1                         606.3
                                                 -----------------------------------------------------------
                 Total fixed maturities.....         $52,927.6                     $53,427.8
                                                 ===========================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 97 securities that are awaiting an SVO rating, with a carrying value of $1,746.7 million as of June 30, 2004 and 175 securities that are awaiting an SVO rating, with a carrying value of $4,066.9 million at December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $150.0 million notional invested in the Company's credit-linked note program, $130.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2003 the Company had $130.0 million notional invested in the Company's credit linked note program, $110.0 million notional written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $22.6 million of SVO Rating 2, $329.4 million of SVO Rating 3, $112.0 million of SVO Rating 4, and $9.2 million of SVO Rating 5 underlying securities are included as $276.0 million of SVO Rating 1, $147.9 million of SVO Rating 2 and $49.3 million of SVO Rating 3 as of June 30, 2004 and $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2 and $54.1 million of SVO Rating 3 as of December 31, 2003. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of June 30, 2004 and December 31, 2003, the maximum amount that can be recovered under this provision was $123.2 million and $112.8 million, respectively.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the rated fixed maturity investments are investment grade, with 89.2% and 88.3% of rated fixed maturity investments invested in Category 1 and 2 securities as of June 30, 2004 and December 31, 2003, respectively. Below investment grade bonds were 10.8% and 11.7% of rated fixed maturity investments rated by the SVO and 7.5% and 8.1% of total invested assets at June 30, 2004 and December 31, 2003, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread, which is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by Manulife's Credit Committee, a group consisting of Manulife's Chief Investment Officer, Chief Financial Officer, Chief Risk Officer and Chief Credit Officer. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of June 30, 2004 and December 31, 2003, 49.7% and 48.5% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $181.3 million and $410.9 million as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004 and December 31, 2003, $0.3 million and $4.1 million, of interest on bonds near default was included in accrued investment income, respectively. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of June 30, 2004 and December 31, 2003 was limited to approximately 22.9% and 23.3% of our total MBS/ABS portfolio and 4.4% and 3.5% of our total fixed maturity securities holdings, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The following exhibits show a distribution of gross unrealized loss in the portfolio. As a result of Manulife's acquisition of the Company, the Company's portfolio was marked to market through purchase accounting on April 28, 2004. Market interest rates rose between April 28, 2004 and June 30, 2004. The increase in market interest rates since marking the portfolio to market has left a large percent of the portfolio in a gross unrealized loss position. The gross unrealized loss position of the portfolio is fairly evenly distributed across the portfolio. The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

         Fixed Maturity Securities -- By Industry Classification/Sector


                                                                Investment Grade As of June 30, 2004
                                         -------------------------------------------------------------------------------------
                                                                      Carrying
                                                                      Value of
                                                                  Securities with                Carrying Value
                                          Total          Net           Gross         Gross     of Securities with      Gross
                                         Carrying     Unrealized     Unrealized    Unrealized   Gross Unrealized    Unrealized
                                          Value      Gain (Loss)       Gains         Gains           Losses           Losses
                                         -------------------------------------------------------------------------------------
                                                                         (in millions)
Corporate securities:
     Banking and finance .............   $ 6,666.0   $   (60.5)     $ 1,192.0     $     6.6        $ 5,474.0         $  (67.1)
     Communications ..................     2,894.4       (21.0)         468.3           1.8          2,426.1            (22.8)
     Government ......................     2,478.5       (16.6)         515.0           1.1          1,963.5            (17.7)
     Manufacturing ...................     6,186.3       (42.8)       1,421.8           5.9          4,764.5            (48.7)
     Oil & gas .......................     3,722.9       (22.5)         662.5           6.6          3,060.4            (29.1)
     Services/trade ..................     2,645.1       (18.3)         554.2           2.6          2,090.9            (20.9)
     Transportation ..................     2,324.8        (3.3)         503.5          12.0          1,821.3            (15.3)
     Utilities .......................     7,415.5       (49.7)       1,044.3           6.8          6,371.2            (56.5)
     Other ...........................       227.1        (0.8)          45.1           1.1            182.0             (1.9)
                                         -------------------------------------------------------------------------------------
   Total corporate securities ........    34,560.6      (235.5)       6,406.7          44.5         28,153.9           (280.0)

Asset-backed and mortgage-backed
    securities .......................     9,817.6       (61.1)       2,288.6          19.5          7,529.0            (80.6)
U.S. Treasury securities and
    obligations of U.S.
    government agencies ..............       329.9        (1.4)          10.3            --            319.6             (1.4)
Debt securities issued by foreign
    governments (1) ..................     2,088.6       (38.2)          73.3           0.5          2,015.3            (38.7)
Obligations of states and political
    subdivisions .....................       344.4        (4.2)          14.4            --            330.0             (4.2)
                                         -------------------------------------------------------------------------------------
     Total ...........................   $47,141.1   $  (340.4)     $ 8,793.3     $    64.5        $38,347.8         $ (404.9)
                                         =====================================================================================

(1) Includes $1,871.3 million in debt securities held by our Canadian insurance subsidiary and issued and fully supported by the Canadian federal, provincial or municipal governments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


                                                         Below Investment Grade As of June 30, 2004
                                     --------------------------------------------------------------------------------------
                                                                   Carrying
                                                                   Value of
                                                               Securities with                Carrying Value
                                       Total          Net           Gross         Gross     of Securities with      Gross
                                      Carrying     Unrealized     Unrealized    Unrealized   Gross Unrealized    Unrealized
                                       Value      Gain (Loss)       Gains         Gains           Losses           Losses
                                     --------------------------------------------------------------------------------------
                                                                      (in millions)
Corporate securities:
     Banking and finance .........   $   12.3     $    0.1        $    5.8      $    0.1         $    6.5               --
     Communications ..............      233.1          2.7           137.8           3.5             95.3         $   (0.8)
     Government ..................        9.8         (0.2)            0.7            --              9.1             (0.2)
     Manufacturing ...............    1,248.1         (8.7)          353.2           7.9            894.9            (16.6)
     Oil & gas ...................      770.9         16.9           337.2          23.4            433.7             (6.5)
     Services/trade ..............      324.7         (9.1)           34.4            --            290.3             (9.1)
     Transportation ..............      395.6        (16.0)          171.5           0.6            224.1            (16.6)
     Utilities ...................    2,395.4        (21.9)          461.9           3.7          1,933.5            (25.6)
     Other .......................        0.4           --              --            --              0.4               --
                                     ---------------------------------------------------------------------------------------
   Total corporate securities ....    5,390.3        (36.2)        1,502.5          39.2          3,887.8            (75.4)

Asset-backed and mortgage-backed
    securities ...................      378.5         13.0           195.4          18.0            183.1             (5.0)
U.S. Treasury securities and
    obligations of U.S.
    government agencies ..........         --           --              --            --               --               --
Debt securities issued by
    foreign governments ..........       17.7          0.6            12.5           0.7              5.2             (0.1)
Obligations of states and
    political subdivisions .......         --           --              --            --               --               --
                                     ---------------------------------------------------------------------------------------
     Total .......................   $5,786.5     $  (22.6)       $1,710.4      $   57.9         $4,076.1         $  (80.5)
                                     =======================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                             Investment Grade as of December 31, 2003
                                      ----------------------------------------------------------------------------------------
                                                                      Carrying
                                                                      Value of
                                                                  Securities with                Carrying Value
                                          Total          Net           Gross         Gross     of Securities with      Gross
                                         Carrying     Unrealized     Unrealized    Unrealized   Gross Unrealized    Unrealized
                                          Value      Gain (Loss)       Gains         Gains           Losses           Losses
                                     -----------------------------------------------------------------------------------------
                                                                         (in millions)
Corporate securities:
     Banking and finance .............  $ 6,949.0     $   393.6     $ 6,083.4     $   406.6       $   865.6       $   (13.0)
     Communications ..................    2,917.7         236.8       2,504.3         245.9           413.4            (9.1)
     Government ......................    3,180.5         133.6       2,134.8         140.9         1,045.7            (7.3)
     Manufacturing ...................    6,405.7         394.6       5,382.6         426.1         1,023.1           (31.5)
     Oil & gas .......................    3,975.1         349.4       3,804.6         355.0           170.5            (5.6)
     Services / trade ................    2,511.4         186.1       2,352.3         190.7           159.1            (4.6)
     Transportation ..................    2,457.1         118.8       1,899.3         153.3           557.8           (34.5)
     Utilities .......................    7,733.4         577.9       6,939.4         603.2           794.0           (25.3)
     Other ...........................      217.1          17.7         197.3          18.0            19.8            (0.3)
                                        -----------------------------------------------------------------------------------
   Total corporate securities ........   36,347.0       2,408.5      31,298.0       2,539.7         5,049.0          (131.2)

Asset-backed and mortgage-backed
    securities .......................    7,746.9         231.4       5,868.0         312.8         1,878.9           (81.4)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................      300.4           3.4         120.9           4.9           179.5            (1.5)
Debt securities issued by foreign
    governments (1) ..................    2,183.8         240.6       2,049.2         242.8           134.6            (2.2)
Obligations of states and political
   subdivisions ......................      446.0          16.5         349.6          17.8            96.4            (1.3)
                                        -----------------------------------------------------------------------------------
     Total ...........................  $47,024.1     $ 2,900.4     $39,685.7     $ 3,118.0       $ 7,338.4       $  (217.6)
                                        ===================================================================================

(1) Includes $1,905.2 million in debt securities held by our Canadian insurance subsidiary and issued and fully supported by the Canadian federal, provincial or municipal governments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                       Below Investment Grade as of December 31, 2003
                                      ----------------------------------------------------------------------------------------
                                                                      Carrying
                                                                      Value of
                                                                  Securities with                Carrying Value
                                          Total          Net           Gross         Gross     of Securities with      Gross
                                         Carrying     Unrealized     Unrealized    Unrealized   Gross Unrealized    Unrealized
                                          Value      Gain (Loss)       Gains         Gains           Losses           Losses
                                     -----------------------------------------------------------------------------------------
                                                                         (in millions)
Corporate securities:
     Banking and finance .............  $   113.4     $    (3.6)    $    84.3     $     2.7       $    29.1       $    (6.3)
     Communications ..................      209.3           8.4         110.9          17.7            98.4            (9.3)
     Government ......................       11.0          (0.4)          1.5           0.2             9.5            (0.6)
     Manufacturing ...................    1,433.7          62.7       1,008.0          94.0           425.7           (31.3)
     Oil & gas .......................      674.8         (31.5)        415.3          21.5           259.5           (53.0)
     Services / trade ................      438.7          45.9         331.8          51.4           106.9            (5.5)
     Transportation ..................      508.6         (14.3)        183.3          30.0           325.3           (44.3)
     Utilities .......................    2,615.7         107.2       1,846.0         154.4           769.7           (47.2)
     Other ...........................        4.4           0.4           4.4           0.4              --              --
                                        -----------------------------------------------------------------------------------
   Total corporate securities ........    6,009.6         174.8       3,985.5         372.3         2,024.1          (197.5)

Asset-backed and mortgage-backed
    securities .......................      381.1         (61.2)         47.7           2.3           333.4           (63.5)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................         --            --            --            --              --              --
Debt securities issued by foreign
    governments ......................       13.0           0.6           8.9           0.7             4.1            (0.1)
Obligations of states and political
    subdivisions .....................         --            --            --            --              --              --
                                        -----------------------------------------------------------------------------------
     Total ...........................  $ 6,403.7     $   114.2     $ 4,042.1     $   375.3       $ 2,361.6       $  (261.1)
                                        ===================================================================================

      As of June 30, 2004 and December 31, 2003, there were gross unrealized gains of $122.4 million and $3,493.3 million, and gross unrealized losses of $485.4 million and $478.7 million on the fixed maturities portfolio. As of June 30, 2004 gross unrealized losses of $485.4 million was fairly evenly distributed across the portfolio. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $485.4 million of gross unrealized losses in the portfolio at June 30, 2004, $62.1 million was in the closed block and $25.2 million has been allocated to participating pension contractholders, leaving $398.1 million of gross unrealized losses after such allocations. The 2003 gross unrealized losses of $478.7 million included $417.6 million, or 87.2%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $478.7 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million was in the closed block and $20.2 million was allocated to participating pension contractholders, leaving $396.7 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $261.1 million at December 31, 2003 to $80.5 million at June 30, 2004 primarily due to the marking to market of the portfolio at April 28, 2004. The gross unrealized loss on June 30, 2004 was largely due to interest rate changes since April 28, 2004 and is fairly evenly distributed across the portfolio.

      We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (all of our current holdings are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We have been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

bonds fall and recover through these cycles. EETC's are classified as asset-backed securities and they account for $7.9 million and $58.6 million of the $85.6 million and $144.9 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of June 30, 2004 and December 31, 2003, respectively. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending June 30, 2004, U.S. carriers have reported mixed results as increased fuel prices have offset increases in traffic. We do expect the airline sector to improve barring any new terrorist events or a reversal of the course of the U.S. economy. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) increased by $191.0 million in the six month period ending June 30, 2004 to $398.1 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3,4,5 and 6 by the SVO) declined even more over this period, dropping by $181.8 million to a total of $78.7 million as of June 30, 2004 which was driven by the mark to market and subsequent increase in interest rates.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                         As of June 30, 2004
                                                  ----------------------------------------------------------------
                                                    Carrying Value of                     Gross
   SVO                 S&P Equivalent             Securities with Gross     % of        Unrealized
Rating (1)            Designation (2)             Unrealized Losses (3)    Total        Losses (3)     % of Total
------------------------------------------------------------------------------------------------------------------
                                                      (in millions)                   (in millions)
    1          AAA/AA/A.......................           $20,211.3           48.3%         (228.2)         47.9%
    2          BBB............................            17,711.0           42.3          (169.9)         35.6
    3          BB.............................             2,200.8            5.3           (28.1)          5.9
    4          B..............................             1,139.9            2.7           (24.0)          5.0
    5          CCC and lower..................               528.6            1.2           (17.4)          3.7
    6          In or near default.............                64.5            0.2            (9.2)          1.9
                                                  ----------------------------------------------------------------
                    Subtotal..................            41,856.1          100.0%         (476.8)        100.0%
               Redeemable preferred stock.....               567.8                           (8.6)
                                                  ----------------------------------------------------------------
                    Total.....................           $42,423.9                        $(485.4)
                                                  ================================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 74 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $1,506.6 million and unrealized losses of $16.0 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 3.6% and 3.3% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                     As of December 31, 2003
                                                 -----------------------------------------------------------------
                                                    Carrying Value of                     Gross
   SVO                 S&P Equivalent             Securities with Gross     % of        Unrealized
Rating (1)            Designation (2)             Unrealized Losses (3)    Total        Losses (3)     % of Total
------------------------------------------------------------------------------------------------------------------
                                                      (in millions)                   (in millions)
   1         AAA/AA/A..........................          $4,860.6           51.3%         $(99.2)         21.2%
   2         BBB...............................           2,247.6           23.7          (107.9)         23.1
   3         BB................................             673.2            7.1           (74.2)         15.9
   4         B.................................           1,069.7           11.3           (90.6)         19.4
   5         CCC and lower.....................             465.0            4.9           (84.8)         18.1
   6         In or near default................             151.3            1.7           (10.9)          2.3
                                                 -----------------------------------------------------------------
                    Subtotal...................           9,467.4          100.0%         (467.6)        100.0%
             Redeemable preferred stock........             232.6                          (11.1)
                                                 -----------------------------------------------------------------
                    Total......................          $9,700.0                        $(478.7)
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                     As of June 30, 2004
                                   ------------------------------------------------------------------------------------------
                                                   Investment Grade                          Below Investment Grade
                                   --------------------------------------------   -------------------------------------------
                                   Carrying Value of                              Carrying Value of
                                    Securities with                                Securities with
                                    Gross Unrealized    Hedging       Market      Gross Unrealized    Hedging       Market
                                         Losses       Adjustments  Depreciation        Losses       Adjustments  Depreciation
                                   --------------------------------------------   -------------------------------------------
                                                     (in millions)                                 (in millions)
Three months or less ..........        $37,925.2        $(66.0)     $(332.1)         $ 3,930.9        $(11.2)      $(67.5)
Greater than three months to
   six months .................               --            --           --                 --            --           --
Greater than six months to
  nine months .................               --            --           --                 --            --           --
Greater than nine months to
  twelve months ...............               --            --           --                 --            --           --
Greater than twelve months ....               --            --           --                 --            --           --
                                   --------------------------------------------   -------------------------------------------
     Subtotal .................         37,925.2         (66.0)      (332.1)           3,930.9         (11.2)       (67.5)
Redeemable preferred stock ....            422.6          (0.5)        (6.3)             145.2            --         (1.8)
                                   --------------------------------------------   -------------------------------------------
     Total ....................        $38,347.8        $(66.5)     $(338.4)         $ 4,076.1        $(11.2)      $(69.3)
                                   ============================================   ===========================================

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                    As of December 31, 2003
                                   ------------------------------------------------------------------------------------------
                                                   Investment Grade                          Below Investment Grade
                                   --------------------------------------------   -------------------------------------------
                                   Carrying Value of                              Carrying Value of
                                    Securities with                                Securities with
                                    Gross Unrealized    Hedging       Market      Gross Unrealized    Hedging       Market
                                         Losses       Adjustments  Depreciation        Losses       Adjustments  Depreciation
                                   --------------------------------------------   -------------------------------------------
                                                     (in millions)                                 (in millions)
Three months or less ..........        $2,006.9        $(12.3)      $(19.2)          $  248.4         $ (3.8)      $ (7.5)
Greater than three months to
   six months .................         1,422.8          (5.6)       (28.3)             123.2           (1.8)        (1.1)
Greater than six months to
   nine months ................           947.3          (1.0)       (33.2)             125.2           (2.5)       (10.9)
Greater than nine months to
   twelve months ..............           208.3         (14.0)        (7.8)             196.2           (1.2)        (2.8)
Greater than twelve months ....         2,522.9         (43.7)       (42.0)           1,666.2          (61.7)      (167.2)
                                   --------------------------------------------   -------------------------------------------
     Subtotal .................         7,108.2         (76.6)      (130.5)           2,359.2          (71.0)      (189.5)
Redeemable preferred stock ....           230.2          (0.1)       (10.4)               2.4             --         (0.6)
                                   --------------------------------------------   -------------------------------------------
     Total ....................        $7,338.4        $(76.7)      $(140.9)         $2,361.6         $(71.0)      $(190.1)
                                   ============================================   ===========================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at June 30, 2004 and December 31, 2003 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of June 30, 2004 and December 31, 2003, respectively, the fixed maturity securities had a total gross unrealized loss of $407.7 million and $331.0 million, excluding basis adjustments related to hedging relationships. As of June 30, 2004, the aging of securities reflects the mark to market on April 28, 2004, thus the entire gross unrealized loss is less than three months at June 30, 2004. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The scheduled maturity dates for securities in an unrealized loss position at June 30, 2004 and December 31, 2003 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                    June 30, 2004               December 31, 2003
                                                             ----------------------------- -----------------------------
                                                              Carrying Value               Carrying Value
                                                              of Securities     Gross       of Securities     Gross
                                                                with Gross    Unrealized     with Gross    Unrealized
                                                             Unrealized Loss     Loss      Unrealized Loss    Loss
                                                             ----------------------------- -----------------------------
                                                                    (in millions)                 (in millions)

Due in one year or less...................................      $ 2,056.4        $ (13.0)        $  403.3     $ (11.8)
Due after one year through five years.....................        9,151.2          (87.0)         1,538.5       (75.5)
Due after five years through ten years....................       13,056.2         (157.5)         2,042.9      (105.0)
Due after ten years.......................................       10,448.0         (142.3)         3,503.0      (141.5)
                                                             ----------------------------- -----------------------------
                                                                 34,711.8         (399.8)         7,487.7      (333.8)
Asset-backed and mortgage-backed securities...............        7,712.1          (85.6)         2,212.3      (144.9)
                                                             ----------------------------- -----------------------------
     Total................................................      $42,423.9        $(485.4)        $9,700.0     $(478.7)
                                                             ============================= =============================

      As of June 30, 2004, we had no securities with a total unrealized loss of $10 million or more. As of December 31, 2003 there were 59 securities representing 9 credit exposures with unrealized losses of $10 million or more, with an amortized cost of $1,048.3 million and unrealized losses of $136.3 million. The area of most concern continues to be the airline sector as previously discussed.

      Mortgage Loans. As of June 30, 2004 and December 31, 2003, the Company held mortgage loans with a carrying value of $14.0 billion and $12.9 billion, including $3.1 billion and $3.0 billion respectively, of agricultural loans and $10.9 billion and $9.9 billion, respectively, of commercial loans. Impaired loans comprised 0.4% and 1.0% of the mortgage portfolio as of June 30, 2004 and December 31, 2003, respectively. Maritime Life managed $2.2 billion and $2.0 billion, respectively, of which $1.2 billion and $1.1 billion, respectively, were government-insured by the Canada Mortgage and Housing Corporation.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                             As of June 30, 2004                      As of December 31, 2003
                                  ------------------------------------------  -----------------------------------------
                                    Amortized     Carrying     % of Total      Amortized     Carrying     % of Total
                                       Cost         Value    Carrying Value       Cost         Value    Carrying Value
                                  ------------------------------------------  -----------------------------------------
                                         (in millions)                              (in millions)
Agri-business................        $1,848.8     $1,835.5        58.8%         $1,864.4     $1,864.0        61.5%
Timber.......................         1,273.1      1,268.3        40.6           1,174.6      1,146.5        37.8
Production agriculture.......            17.0         16.8         0.6              19.0         19.0         0.7
                                  ------------------------------------------  -----------------------------------------
    Total....................        $3,138.9     $3,120.6       100.0%         $3,058.0     $3,029.5       100.0%
                                  ==========================================  =========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                        Mortgage Loans - By Property Type

                                          As of June 30, 2004          As of December 31, 2003
                                      -----------------------------------------------------------
                                        Carrying          % of         Carrying          % of
                                          Value          Total          Value           Total
                                      -----------------------------------------------------------
                                      (in millions)                 (in millions)
Apartment..........................     $ 2,619.0          18.7%        $ 2,365.1         18.3%
Office Buildings...................       2,822.7          20.1           2,711.5         21.0
Retail.............................       2,737.1          19.5           2,329.6         18.0
Agricultural.......................       3,120.6          22.3           3,029.4         23.4
Industrial.........................       1,218.0           8.7           1,180.4          9.1
Hotels.............................         491.7           3.5             473.2          3.7
Multi-Family.......................          20.7           0.1              27.2          0.2
Mixed Use..........................         327.2           2.3             284.9          2.2
Other..............................         660.5           4.8             534.7          4.1
                                      -----------------------------------------------------------
     Total.........................     $14,017.5         100.0%        $12,936.0        100.0%
                                      ===========================================================

         The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers (ACLI).

                        Mortgage Loans -- By ACLI Region

                                         As of June 30, 2004                  As of December 31, 2003
                              --------------------------------------------------------------------------
                                Number        Carrying          % of          Carrying          % of
                               Of Loans         Value          Total           Value           Total
                              --------------------------------------------------------------------------
                                            (in millions)                  (in millions)
East North Central.......          140          1,234.5           8.8%        $ 1,118.4           8.6%
East South Central.......           39            448.5           3.2             412.2           3.2
Middle Atlantic..........          118          1,596.2          11.4           1,449.5          11.2
Mountain.................           97            728.4           5.2             511.3           4.0
New England..............           95            934.9           6.7             869.6           6.7
Pacific..................          274          2,555.2          18.2           2,378.2          18.4
South Atlantic...........          201          2,509.5          17.9           2,378.3          18.4
West North Central.......           68            453.7           3.2             434.5           3.4
West South Central.......          112          1,042.5           7.4           1,024.1           7.9
Canada...................          849          2,514.1          18.0           2,359.9          18.2
                              --------------------------------------------------------------------------
     Total...............        1,993        $14,017.5         100.0%        $12,936.0         100.0%
                              ==========================================================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                            Mortgage Loan Comparisons

                                                           As of June 30,                        As of December 31,
                                                                2004                                    2003
                                                   -----------------------------------  -------------------------------------
                                                     Carrying         % of Total            Carrying          % of Total
                                                      Value       Mortgage Loans (1)          Value       Mortgage Loans (1)
                                                   -----------------------------------  -------------------------------------
                                                   (in millions)                         (in millions)
Delinquent, not in foreclosure..................        $  5.1             --                $  2.6             --
Delinquent, in foreclosure......................          64.1            0.5%                 92.7            0.7%
Restructured....................................          68.7            0.5                  87.8            0.7
Loans foreclosed during period..................            --             --                  23.9            0.2
                                                   -----------------------------------  -------------------------------------
     Subtotal...................................         137.9            1.0                 207.0            1.6
 All other loans with valuation allowance ......          47.8            0.3                   8.4            0.1
                                                   -----------------------------------  -------------------------------------

   Total........................................        $185.7            1.3%               $215.4            1.7%
                                                   -----------------------------------  -------------------------------------

Valuation allowance.............................        $  5.6                               $ 66.2
                                                   ============                         ============

(1) As of June 30, 2004 and December 31, 2003 the Company held mortgage loans with a carrying value of $14.0 billion and $12.9 billion, respectively.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $5.6 million, or no appreciable percent of the carrying value of the portfolio as of June 30, 2004. The decrease in the valuation allowance from December 31, 2003 was driven by the purchase accounting mark to market on April 28, 2004.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                     Three Months Ended                        Six Months Ended
                                            June 30, 2004         June 30, 2003        June 30, 2004       June 30, 2003
                                         -----------------------------------------------------------------------------------
                                          Yield     Amount      Yield     Amount      Yield    Amount     Yield    Amount
                                         -----------------------------------------------------------------------------------
                                                 (in millions)         (in millions)        (in millions)       (in millions)

General account assets-excluding
Policy loans
     Gross income.....................     5.34%   $ 1,003.4     5.99%  $ 1,059.2     5.75%    $ 2,119.8   6.13%   $ 2,110.8
     Ending assets-excluding policy
         loans (1)....................              73,420.6             72,629.9               73,420.6            72,629.9
Policy loans
     Gross income.....................     5.77%        30.5     5.97%       31.5     5.81%         61.5   6.06%        63.7
     Ending assets....................               2,116.7              2,110.1                2,116.7             2,110.1

         Total gross income...........     5.35%   $ 1,033.9     5.99%  $ 1,090.7     5.75%    $ 2,181.3   6.13%   $ 2,174.5
         Less: investment expenses....                 (42.3)               (41.4)                 (84.3)              (95.9)
                                                   ----------           ----------             ----------          ----------
           Net investment income .....     5.13%      $991.6     5.76%  $ 1,049.3     5.53%    $ 2,097.0   5.86%   $ 2,078.6
                                                   ==========           ==========             ==========          ==========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Net investment income decreased $57.7 million from comparable prior year period. The decrease was primarily the result of amortization of the mark to market adjustment on assets as a result of the purchase accounting treatment of the Manulife acquisition of John Hancock. Overall, the yield for the three months ended June 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.13% from 5.76% for the three months ended June 30, 2003. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 38 basis points for the second quarter of 2004 compared to the second quarter of 2003.

      o As of June 30, 2004, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to the same $13 billion level of exposure as of June 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of June 30, 2004, approximately 87% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 13% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was approximately 43 basis points this quarter compared to 50 basis points a year ago.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management ) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended June 30, 2004, this dilutive effect was 9 basis points, compared to 9 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $0.8 million in the second quarter of 2004 compared to the second quarter of 2003.

      o The inflow of new cash for the three month period ending June 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at rates below the portfolio rate.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets. In the three month period ended June 30, 2004, weighted-average invested assets grew $4,390.0 million, or 6.0%, from the prior year. The mark to market of assets, as a result of the Manulife acquisition of John Hancock, increased the weighted average invested assets by $1,084.0 million.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Net investment income increased $18.4 million from comparable prior year period. The increase was primarily the result of asset growth and lower investment expenses. Overall, the yield for the six months ended June 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.53% from 5.86% for the six months ended June 30, 2003. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 24 basis points for the six months ended June 30, 2004 compared to the same period last year.

      o As of June 30, 2004, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to the same $13 billion level of exposure as of June 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of June 30, 2004, approximately 87% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 13% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was approximately 44 basis points this quarter compared to 50 basis points a year ago.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management ) dilute the Company's net portfolio yield on a pre-tax basis. For the six month period ended June 30, 2004, this dilutive effect was 8 basis points, compared to 8 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.2 million for the six months ended June 20, 2004 compared to the same period last year.

      o The inflow of new cash for the six month period ending June 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at rates below the portfolio rate.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In the six month period ended June 30, 2004, weighted-average invested assets grew $4,922.0 million, or 6.9%, from the prior year. The mark to market of assets, as a result of the Manulife acquisition of John Hancock, increased the weighted average invested assets by $1,084.0 million. In addition, investment expenses were reduced $11.6 million in the six month period ended June 30, 2004 compared to the prior year. Included are reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's home office real estate in the first quarter of 2003.

Net Realized Investment and Other Gain/(Loss)

      The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                       Gross Gain    Gross Loss      Hedging    Net Realized Investment
For the Three Months Ended June 30, 2004   Impairment  On Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) ..........       $(29.8)     $ 79.3       $(26.9)       $(25.0)              $ (2.4)
Equity securities  .....................         (1.5)       22.9         (0.7)           --                 20.7
Mortgage loans on real estate...........        (23.2)       16.3        (13.9)         (5.3)               (26.1)
Real estate.............................           --        74.3         (2.2)           --                 72.1
Other invested assets...................        (29.7)        6.5         (2.5)           --                (25.7)
Derivatives.............................           --          --           --          85.6                 85.6
                                          ----------------------------------------------------------------------------
               Subtotal.................       $(84.2)     $199.3       $(46.2)       $ 55.3               $124.2
                                          ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs
             and value of business acquired..................................................                (0.6)
          Amounts credited to participating pension contractholders..........................                (2.8)
          Amounts credited to the policyholder dividend obligation...........................                (8.1)
                                                                                                ----------------------
               Total.........................................................................              $112.7
                                                                                                ======================

(1) Fixed maturity securities gain on disposals includes $37.2 million of gains from previously impaired securities and $23.7 million of pre-payment gains.

                                                       Gross Gain    Gross Loss      Hedging    Net Realized Investment
For the Six Months Ended June 30, 2004     Impairment  On Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          -----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1)...........      $ (98.8)     $159.4         $(32.3)      $(77.0)              $(48.7)
Equity securities (2)...................         (6.2)       92.9           (1.9)          --                 84.8
Mortgage loans on real estate...........        (23.6)       27.9          (14.6)       (19.6)               (29.9)
Real estate.............................           --        78.1           (2.3)          --                 75.8
Other invested assets...................        (37.2)        9.2           (8.6)          --                (36.6)
Derivatives.............................           --          --             --         38.5                 38.5
                                          -----------------------------------------------------------------------------
               Subtotal.................      $(165.8)     $367.5         $(59.7)      $(58.1)               $83.9
                                          -----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs
             and value of business acquired..................................................                 16.8
          Amounts credited to participating pension contractholders..........................                 (5.9)
          Amounts credited to the policyholder dividend obligation...........................                (23.3)
                                                                                                 ----------------------
               Total.........................................................................                $71.5
                                                                                                 ======================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

(1) Fixed maturity securities gain on disposals includes $42.5 million of gains from previously impaired securities and $57.2 million of pre-payment gains.
(2) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

      For the three and six month periods ended June 30, 2004 net realized investment and other gains/(losses) was a gain of $112.7 million and $71.5 million, respectively. For the same time period, gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $130.4 million and $225.5 million, respectively, excluding hedging adjustments. This compares to net realized investment and other gains of $89.8 million and $152.4 million and gross losses on impairments and disposals of investments of $130.4 million and $419.2 million, for the three and six month periods ended June 30, 2003, respectively.

      For the three and six month periods ended June 30, 2004, respectively, we realized $79.3 million and $159.4 million of gains on disposal of fixed maturities excluding hedging adjustments. These gains resulted from managing our portfolios for tax optimization and ongoing portfolio positioning, as well as $23.7 million and $57.2 million of prepayments and approximately $37.2 million and $42.5 million from recoveries on sales of previously impaired securities, for the three and six month periods ended June 30, 2004, respectively.

      For the three and six month period ended June 30, 2004, we realized $26.9 million and $32.3 million of losses upon disposal of fixed maturities excluding hedging adjustments. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell fixed maturities under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer and Chief Credit Officer.

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

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for three and six month period ended June 30, 2004 of $42.7 million and $113.2 million, respectively, (including impairment losses of $29.8 million and $98.8 million, and $12.9 million and $14.4 million of previously recognized gains where the bond was part of a hedging relationship, for three and six month period ended June 30, 2004, respectively).

Impairments and Losses on Disposals - Three Months Ended June 30, 2004

      Of the $26.9 million of realized losses on sales of fixed maturity securities for the three months ended June 30, 2004, there were no significant credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the quarter.

      The Company recorded losses due to other than temporary impairments of lease investments and CDO equity of $29.7 million for three month period ended June 30, 2004. The impairments on lease investments, primarily in the U.S. airline industry of $28.9 million drove the total impairments on other invested assets. Although our $0.8 million in impairments on CDO equity were a small portion of impairments of other invested assets for the period, our equity in CDOs take the first loss risk in a pool of high yield debt and thus underperform in a high yield default environment. We have a total remaining carrying value of $48.6 million and $60.0 million of CDO equity as of June 30, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $1.5 million for the three month period ended June 30, 2004 as the result of market values falling below cost for more than six months.

      The Company recorded a net loss of $26.1 million on mortgage loans for the three month period ended June 30, 2004 (of which $5.3 million was losses on hedging adjustments). Included is a $26.0 million increase to reserves for a refrigeration warehouse company and a milling company for the three months ended June 30, 2004.

      There were also gains of $22.9 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $6.5 million from the sale of other invested assets, and gains of $74.3 million resulting from the sale of real estate for the three month period ended June 30, 2004. Net derivative activity resulted in a gain of $85.6 million for the three months ended June 30, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives not in a hedging relationship.

Impairments and Losses on Disposals - Six Months Ended June 30, 2004

      Of the $32.3 million of realized losses on sales of fixed maturity securities for the six months ended June 30, 2004, there was a total of $0.6 million in credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the quarter.

      The Company recorded losses due to other than temporary impairments of lease investments and CDO equity of $37.2 million for six month period ended June 30, 2004. The impairments on lease investments, primarily in the U.S. airline industry of $33.4 million drove the total impairments on other invested assets. Although our $3.8 million in impairments on CDO equity were a small portion of impairments of other invested assets for the period, our equity in CDOs take the first loss risk in a pool of high yield debt and thus underperform in a high yield default environment. We have a total remaining carrying value of $48.6 million and $60.0 million of CDO equity as of June 30, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $6.2 million for the six month period ended June 30, 2004 as the result of market values falling below cost for more than six months.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The Company recorded a loss of $29.9 million on mortgage loans for the six month period ended June 30, 2004 (of which $19.6 million was losses on hedging adjustments). Included is a $26.0 million increase to reserves for a refrigeration warehouse company and a milling company for the six months ended June 30, 2004. There were also gains of $92.9 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $9.2 million from the sale of other invested assets, and gains of $78.1 million resulting from the sale of real estate for the six month period ended June 30, 2004. Net derivative activity resulted in a gain of $38.5 million for the six months ended June 30, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives not in a hedging relationship.

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate needs to facilitate business operations. John Hancock Financial Services, Inc. (the Company) is an insurance holding company. The assets of the Company consist primarily of the outstanding capital stock of the Life Company, John Hancock Canadian Holdings Limited (Maritime Life's parent) and investments in other subsidiaries both domestic and international. The Company's cash flow primarily consists of dividends from its operating subsidiaries and proceeds from the Company's debt offerings offset by expenses or dividend payments to its parent Manulife, see the Merger with Manulife Financial Corporation section of this MD&A. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, and paying dividends to its parent substantially depends upon dividends from its operating subsidiaries.

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

Parent and Primary Operating Subsidiaries

      As of April 28, 2004, the Company is a wholly owned subsidiary of Manulife Financial Corporation. The Company's primary insurance operations are those of the Life Company and Maritime Life. State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company's limit is the greater of 10% of the statutory surplus or the prior calendar year's statutory net gain from operations of the Life Company. The ability of the Life Company, JHFS' primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law. JHFS currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of June 30, 2004, $46,470.9 million, or 89.2% of the consolidated fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $5,631.6 million, or 10.8% of rated fixed maturity investments, were rated non-investment grade. $41,069.1 million, or 88.1% of the Life Company fixed maturity securities held by us and rated by S&P or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $5,568.7 million, or 11.9% of the Life Company's rated fixed maturity investments, were rated non-investment grade. In addition, $4,293.4 million, or 99.3% of the Maritime Life fixed maturity securities held by us and rated by S&P or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $28.7 million, or 0.7% of the Maritime Life fixed maturity investments, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Analysis of Consolidated Statements of Cash Flows

      Net cash provided by operating activities was $1,293.1 million and $1,333.5 million for the six months ended June 30, 2004 and 2003, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $40.4 million decrease in the first six months of 2004 compared to the same period in 2003 resulted primarily from a $730.1 million increase in policy related costs, partially offset by a $425.5 million increase in premiums received.

      Net cash used in investing activities was $2,326.8 million and $2,797.0 million for the six months ended June 30, 2004 and 2003, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

activities include those from the purchase or sales of product lines and asset management such as the sale of the Home Office properties in 2003. In addition to a comprehensive asset-liability management program that seeks to align the financial and risk attributes of the Company's investment portfolio (including cash and short term investments) with those of its liability contracts, we also maintain a minimum cash balance and monitors available liquidity against estimated liability needs under stressed market conditions. All of this leads to a liquidity policy we think is prudent and is expected to amply support liability needs even in these most stressed environments. The $470.2 million decrease in cash used in the first six months of 2004 as compared to the same period in 2003 resulted primarily from a $988.4 million reduction in net acquisitions of fixed maturities available for sale and a $50.0 million increase in net mortgage maturities, prepayments and scheduled redemptions.

      Net cash used by financing activities was $473.8 million for the six months ended June 30, 2004, and the net cash provided by financing activities was $1,470.5 million for the six months ended June 30, 2003. Changes in cash provided by financing activities primarily relate to the execution of transactions with our customers demonstrated by deposits and withdrawals under investment-type contracts and the payment of the Company's annual dividend to shareholders. In addition, where advantageous or otherwise necessary, the Company may issue equity securities or debt, borrowing or re-pay corporate debt, or pay dividends to our parent, Manulife. The $1,944.3 million decrease in the six months of 2004 as compared to same period in 2003 resulted from a $1,480.0 million decrease in deposits and a $621.8 increase in cash payments made on withdrawals of universal life insurance and investment-type contracts offset somewhat by $111.8 million increase in funds from the Consumer Notes program, and a $116.5 million increase in bank deposits. The Company's ability to generate customer deposits in excess of withdrawals is critical to our long-term growth.

Lines of Credit, Debt and Guarantees

      Cash flow requirements are also supported by a committed line of credit of $500 million, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Credit Suisse First Boston, The Bank of New York, Barclays, The Bank of Nova Scotia, Wachovia, Royal Bank of Canada, State Street Bank, Bank of America, Bank One, BNP Paribas, Deutsche Bank, PNC Bank, Sovereign Bank, Westdeutsche Landesbank, Comerica Bank and Northern Trust, and an effective shelf registration statement which initially provided for the issuance, from time to time, of up to $1 billion of the Company's debt and equity securities. The line of credit agreement provides for a multi-year facility for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement has no material adverse change clause, and includes, among others, the following covenants: minimum requirements for JHFS shareholder's equity, maximum limit on the capitalization ratio and a negative pledge clause (with exceptions) as well as limitations on subsidiary debt. The line of credit also contains cross-acceleration provisions. The fee structure is determined by the rating levels of JHFS or the Life Company. To date, we have not borrowed any amounts under the line of credit. On November 29, 2001, JHFS sold, under the $1.0 billion shelf registration statement, $500.0 million in 7-year senior unsecured notes at a coupon of 5.625% with the proceeds used for general corporate purposes. Covenants contained in this issue include, among others, limitations on the disposition of and liens on the stock of the Life Company. This issue also contains cross-acceleration provisions. The remaining capacity of the shelf registration is currently $500.0 million.

      As of June 30, 2004, we had $1,956.4 million of principal and interest amounts of debt outstanding consisting of $532.1million of medium-term bonds, $518.1 million of surplus notes, $315.8 million of Canadian debt, $40.3 million of other notes payable (excluding $58.8 million in non-recourse debt for Signature Fruit and a Signature Funding CDO), a $260.7 million note payable to MLI Resources, Inc., a related party, and $289.5 million in commercial paper. Also not included in these amounts is the $9.9 million SFAS No. 133 fair value adjustment to interest rate swaps held for the Surplus Notes. During the six months ended June 30, 2004, the Company issued in aggregate $1,428.0 million in commercial paper, of which $289.5 million was outstanding at June 30, 2004. The commercial paper program established at the Company has replaced the commercial paper program at its indirect subsidiary, John Hancock Capital Corporation. In addition, the Company has outstanding $2,113.9 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $200,000 of aggregate principal, and mature at a various dates in the future. Covenants in this program include, among others, limitations on liens. The acquisition of the Company's shares by Manulife was effected through the merger of the Company with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources, Inc., an affiliated Manulife entity, in the amount of $260.7 million in consideration for previously purchased shares of the Company, which were cancelled upon merger.

      $150 million in letters of credit for JH Reassurance Company, guaranteed by the Company, are subject to rating triggers that require the posting of deposits (within three business days) as additional collateral if the ratings of

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      The Life Company guarantees certain mortgage securitizations transactions the Company entered into with FNMA and FHLMC. This guarantee will persist until the pool of mortgages is paid off in full by the mortgagees. The Life Company must perform under this guarantee where the mortgagees fail to repay their mortgages. The maximum amount of future payments the Life Company may be required to make pursuant to the guarantee is up to 12.25% of the total principal and interest for the FNMA securitization, or $9.4 million, and up to 10.50% of total principal and interest for the FHLMC securitization, or $12.2 million, at June 30, 2004.

      The Company has additional guarantees outstanding with affiliates, related to market value annuity products in the Life Company and it subsidiary John Hancock Variable Life Insurance Company (see Note 11-Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company) covering contracts with account values of $387.9 million, and $315.8 million in senior unsecured notes payable issued by John Hancock Canadian Corporation, guaranteed by the Company at June 30, 2004.

Off Balance Sheet Arrangements

      The Company has relationships with a number of entities which are not consolidated into the Company's consolidated financial statements. These entities include qualified special purpose entities (QSPEs) and other special purpose entities. In the course of its business the Company transfers assets to, and in some cases, retains interests in QSPEs. The Company may also purchase interests in QSPEs on the open market.

      The Company's primary use of QSPEs occurs in its commercial mortgage banking subsidiary. The Company's commercial mortgage banking subsidiary originates commercial mortgages and sells them to QSPEs which then issues mortgage backed securities (MBS). The Company engages in this activity to earn fees during the origination process, and to generate gains during the securitization process. The Company maintains a portfolio of MBS securities, in order to generate net investment income for its general account, and some of these MBS securities were purchased from QSPEs to which we transferred mortgages. The majority of the Company's MBS portfolio was purchased from unrelated QSPEs.

      These QSPEs and other special purpose entities also include CDO funds we manage and may also invest in, which are considered variable interest entities and are discussed in detail in Note 4 - Relationships with Variable Interest Entities to our consolidated financial statements. The Company generates fee income from the CDO funds we manage, and generates net investment income from CDOs we invest in, whether we manage them or not.

      The Company receives Federal income tax benefits from certain investments made through variable interest entities.

      These off-balance sheet arrangements also include credit and collateral support agreements with FNMA and FHMLC, through which the Company securitized some of its mortgage investments, which provided a potential source of liquidity to the Company.

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations (including, but not limited to, those relating to the Federal Estate Tax Laws and proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries; Massachusetts insurance law and similar Canadian laws may restrict the ability of John Hancock Life Insurance Company (the Life Company) and The Maritime Life Assurance Company (Maritime Life) to pay dividends within the consolidated group; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio including without limitation, the risks associated with the evaluation and determination by our investment professionals of the fair value of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (17) we may be unable to retain personnel who are key to our business; (18) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (19) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, (20) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position, and (21) in connection with the merger between the Company and Manulife Financial Corporation: we may not achieve the revenue synergies, cost savings and other synergies contemplated by the merger; we may experience litigation related to the merger; John Hancock's (including Maritime Life) and Manulife's distributors, customers and policyholders may react negatively to the transaction; we may encounter difficulties in promptly and effectively integrating the businesses of John Hancock including Maritime Life, and Manulife; we may not be able to retain the professional and management talent necessary to operate the business; the transaction may result in diversion of management time on merger and integration-related issues; and we may experience increased exposure to exchange rate fluctuations and other unknown risks associated with the merger.

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


PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

      We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc. (NASD) and other government and regulatory bodies regularly make inquiries and, from time to time, conduct examinations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker/dealers. As with many other companies in our industry, the Company has received information requests from government and regulatory authorities, including the SEC and the NASD, with respect to market timing and late trading of mutual funds, and broker/dealer practices, including requests with respect to mutual funds underlying variable life and annuity products. It is believed that these inquiries are similar to those made to many financial service companies by various agencies into practices, policies and procedures relating to trading in mutual fund shares and broker/dealer practices. We have been and intend to continue to cooperate fully with government and regulatory authorities in connection with their respective inquiries. We do not believe at this time that the ultimate resolution of any of these legal or regulatory matters that are currently pending, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

a)  Exhibits

Exhibit
Number      Description
------      -----------

3.1 Certificate of Merger, including Restated Certificate of Incorporation of John Hancock Financial Services, Inc.

3.2 Amended and Restated By-Laws of John Hancock Financial Services, Inc. (As adopted as of July 1, 2004)

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

b) Reports on Form 8-K.

      During the Second Quarter of 2004 the Company filed the following Current Reports on Form 8-K:

      On April 26, 2004, the Company filed a Current Report on Form 8-K, dated April 26, 2004, furnishing under Item 12 thereof the Company's operating and financial results for the first quarter of 2004.

      On April 28, 2004, the Company filed a Current Report on Form 8-K, dated April 28, 2004, reporting under Item 1 thereof the completion of the merger pursuant to which the Company became a direct, wholly-owned subsidiary of Manulife Financial Corporation.

      On June 14, 2004, the Company filed a Current Report on Form 8-K, dated June 10, 2004, reporting under Item 5 thereof the resignation of its CEO and appointment of a new CEO, both effective November 30, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JOHN HANCOCK FINANCIAL SERVICES, INC.

Date: August 9, 2004                       By: /S/  THOMAS E. MOLONEY
                                               ----------------------
                                               Thomas E. Moloney
                                               Senior Executive Vice
                                               President and Chief Financial
                                               Officer