Form 10-Q
period 2004-09-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2004-11-08
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

      As of November 5, 2004 there were outstanding 1,000 shares of common stock, and 1 share of redeemable preferred stock, both $0.01 par value, of the registrant, all of which were owned by John Hancock Holdings, LLC, a wholly owned subsidiary of Manulife Financial Corporation.

                            Reduced Disclosure Format

The Registrant meets the conditions set forth in General Instruction H(1) (a) and (b) of Form 10-Q and is therefore filing this Form with the Reduced Disclosure Format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,
                                                                     2004        December 31,
                                                                  (Unaudited)        2003
                                                                 ----------------------------
                                                                         (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: December 31--$1,523.0) .......................             --     $  1,498.6
   Available-for-sale--at fair value
   (cost: September 30 --$53,400.2; December 31--$48,896.8) ..     $ 54,087.4       51,887.0
   Trading securities--at fair value
   (cost: September 30 --$43.5; December 31-- $40.7) .........           42.2           42.2
Equity securities:
   Available-for-sale--at fair value
   (cost: September 30--$530.7; December 31 --$665.8) ........          539.0          795.1
   Trading securities--at fair value
   (cost: September 30--$520.0; December 31--$435.3) .........          515.8          448.4
Mortgage loans on real estate ................................       14,324.0       12,936.0
Real estate ..................................................          353.8          195.0
Policy loans .................................................        2,103.5        2,117.9
Short-term investments .......................................             --          121.6
Other invested assets ........................................        3,381.9        3,011.3
                                                                   ----------     ----------

   Total Investments .........................................       75,347.6       73,053.1

Cash and cash equivalents ....................................        1,497.6        3,121.6
Accrued investment income ....................................        1,049.4          756.0
Premiums and accounts receivable .............................          260.0          273.6
Goodwill .....................................................        4,417.2          345.0
Value of business acquired ...................................        3,814.1          550.5
Intangible assets ............................................        1,494.4            6.3
Deferred policy acquisition costs ............................          194.4        4,301.0
Reinsurance recoverable ......................................        2,178.3        2,095.5
Deferred tax asset ...........................................           31.2             --
Other assets .................................................        2,848.0        3,081.7
Separate account assets ......................................       22,974.8       24,121.9
                                                                   ----------     ----------

   Total Assets ..............................................     $116,107.0     $111,706.2
                                                                   ==========     ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                        September 30,
                                                                                             2004       December 31,
                                                                                         (Unaudited)        2003
                                                                                        ----------------------------
                                                                                                (in millions)
Liabilities and Shareholder's Equity
Future policy benefits .............................................................     $ 51,569.5     $ 45,609.6
Policyholders' funds ...............................................................       21,603.2       22,728.1
Consumer notes .....................................................................        2,288.8        1,550.4
Unearned revenue ...................................................................           43.5        1,140.4
Unpaid claims and claim expense reserves ...........................................          282.4          346.2
Dividends payable to policyholders .................................................          487.2          600.6
Short-term debt ....................................................................          439.5          485.3
Long-term debt .....................................................................        1,746.1        1,410.0
Deferred tax liability .............................................................             --        1,813.4
Other liabilities ..................................................................        3,468.0        3,524.2
Separate account liabilities .......................................................       22,974.8       24,121.9
                                                                                         ----------     ----------

      Total Liabilities ............................................................      104,903.0      103,330.1

Minority interests .................................................................          160.4          160.4

Commitments and contingencies - Note 5

Shareholder's Equity
Preferred stock, $0.01 par value, 1 share authorized
     and issued at September 30, 2004 ..............................................             --             --
Common stock, $0.01 par value; 1,000 shares authorized, issued, and outstanding at September 30, 2004 and $0.01 par value; 2.0 billion shares
    authorized; 319.8 million shares issued at December 31, 2003 ...................             --            3.2
Additional paid in capital .........................................................       10,156.8        5,174.0
Retained earnings ..................................................................          301.2        2,318.7
Accumulated other comprehensive income .............................................          585.6        1,788.8
Treasury stock, at cost (30.0 million shares at December 31, 2003) .................             --       (1,069.0)
                                                                                         ----------     ----------

   Total Shareholder's Equity ......................................................       11,043.6        8,215.7
                                                                                         ----------     ----------

   Total Liabilities and Shareholder's Equity ......................................     $116,107.0     $111,706.2
                                                                                         ==========     ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                       2004        2003
                                                                                     --------------------
                                                                                         (in millions)
Revenues
   Premiums ......................................................................   $1,116.7    $1,034.3
   Universal life and investment-type product fees ...............................      227.8       209.5
   Net investment income .........................................................      952.2     1,038.5
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contractholders and the policyholder dividend obligation
     ($0.7 and $(35.5) three months ended September 30, 2004 and
     2003, respectively) .........................................................      (53.1)      (58.3)
   Investment management revenues, commissions and other fees ....................      143.8       138.9
   Other revenue .................................................................       62.9        67.2
                                                                                     --------    --------

Total revenues ...................................................................    2,450.3     2,430.1

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation
     ($9.9 and $(29.8) for the three months ended September 30, 2004
     and 2003, respectively) .....................................................    1,499.2     1,522.9
   Other operating costs and expenses ............................................      438.4       437.0
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(9.2) and $(5.7) for the three months ended September 30,
     2004 and 2003, respectively) ................................................       70.0        67.0
   Dividends to policyholders ....................................................      126.0       161.0
                                                                                     --------    --------

   Total benefits and expenses ...................................................    2,133.6     2,187.9
                                                                                     --------    --------

Income before income taxes .......................................................      316.7       242.2

Income taxes .....................................................................      149.4        51.4
                                                                                     --------    --------

Net income .......................................................................   $  167.3    $  190.8
                                                                                     ========    ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                   Period from        Period from      Nine Months
                                                                                  April 29, 2004    January 1, 2004       Ended
                                                                                     through            through       September 30,
                                                                                September 30, 2004   April 28, 2004       2003
                                                                                ----------------------------------------------------
                                                                                                   (in millions)
Revenues
   Premiums .......................................................................   $1,844.1        $1,389.4         $2,782.4
   Universal life and investment-type product fees ................................      387.3           338.6            617.8
   Net investment income ..........................................................    1,597.0         1,452.2          3,117.1
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contract holders and the policyholder dividend obligation ($(15.4), $28.7
     and $(33.5), respectively) ...................................................      (67.2)           85.6             94.1
   Investment management revenues, commissions and other fees .....................      236.3           195.3            393.0
   Other revenue ..................................................................      102.1            94.4            199.8
                                                                                      --------        --------         --------

   Total revenues .................................................................    4,099.6         3,555.5          7,204.2

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation
     ($(0.8), $39.9 and $(43.0), respectively) ....................................    2,486.2         2,143.0          4,274.3
   Other operating costs and expenses .............................................      721.9           653.9          1,246.3
   Amortization of  deferred policy acquisition costs
     and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(14.6), $(11.2)
     and $9.5, respectively) ......................................................      126.0           167.6            225.8
   Dividends to policyholders .....................................................      213.0           163.1            443.6
                                                                                      --------        --------         --------

   Total benefits and expenses ....................................................    3,547.1         3,127.6          6,190.0
                                                                                      --------        --------         --------

Income before income taxes and cumulative effect of accounting change .............      552.5           427.9          1,014.2
Income taxes ......................................................................      251.3           127.8            280.3
                                                                                      --------        --------         --------

Net income before cumulative effect of accounting change ..........................      301.2           300.1            733.9
Cumulative effect of accounting change, net of tax- Note 2 ........................         --            37.0               --
                                                                                      --------        --------         --------

Net income ........................................................................   $  301.2        $  337.1         $  733.9
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                        Additional             Accumulated Other               Total
                                     Preferred  Common   Paid In    Retained    Comprehensive   Treasury  Shareholders'  Outstanding
                                       Stock    Stock    Capital    Earnings    Income (Loss)     Stock       Equity       Shares
                                     -----------------------------------------------------------------------------------------------
                                                        (in millions, except outstanding share data, in thousands)

Balance at July 1, 2003.............     --      $3.2    $5,147.4   $2,157.1      $1,771.5     $(1,068.8)    $8,010.4     289,113.0

Options exercised...................                          2.6                                                 2.6         164.3
Restricted stock....................                          3.5                                                 3.5            --
Forfeitures of restricted stock.....                                                                                           (2.6)
Issuance of shares for board
   compensation.....................                          0.1                                                 0.1           2.9

Treasury stock acquired.............                                                                (0.2)        (0.2)

Comprehensive income:
   Net income.......................                                   190.8                                    190.8

Other comprehensive income,
   net of tax:
   Net unrealized gains (losses)....                                                 (55.5)                     (55.5)
   Net accumulated gains (losses)
     on cash flow hedges............                                                 (36.9)                     (36.9)
   Foreign currency translation
     adjustment.....................                                                   0.7                        0.7
   Minimum pension liability........                                                   1.7                        1.7
                                                                                                             --------
Comprehensive income................                                                                            100.8

                                      ----------------------------------------------------------------------------------------------
Balance at September 30, 2003.......     --      $3.2    $5,153.6   $2,347.9      $1,681.5     $(1,069.0)    $8,117.2     289,277.6
                                      ==============================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                       Additional            Accumulated Other               Total
                                    Preferred  Common   Paid In    Retained    Comprehensive   Treasury  Shareholders's  Outstanding
                                      Stock    Stock    Capital    Earnings    Income (Loss)     Stock       Equity        Shares
                                    -----------------------------------------------------------------------------------------------
                                                       (in millions, except outstanding share data, in thousands)
Balance at July 1, 2004............    --       --     $10,156.8    $133.9      $(127.5)         --       $10,163.2          1.0

Comprehensive income:
   Net income......................                                  167.3                                    167.3

Other comprehensive income,
   net of tax:
   Net unrealized gains (losses)...                                               544.1                       544.1
   Net accumulated gains (losses)
     on cash flow hedges...........                                               183.0                       183.0
   Foreign currency translation
     adjustment....................                                               (14.0)                      (14.0)
   Minimum pension liability.......                                                  --                          --
                                                                                                          ---------
Comprehensive income...............                                                                           880.4

                                    -----------------------------------------------------------------------------------------------
Balance at September 30, 2004......    --       --     $10,156.8    $301.2      $ 585.6          --       $11,043.6         1.0
                                    ===============================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                                                  Accumulated
                                                          Additional                 Other                   Total
                                      Preferred  Common    Paid In    Retained   Comprehensive  Treasury  Shareholders  Outstanding
                                        Stock     Stock    Capital    Earnings   Income (Loss)    Stock      Equity       Shares
                                      ----------------------------------------------------------------------------------------------
                                                        (in millions, except outstanding share data, in thousands)

Balance at January 1, 2003..........     --        $3.2     $5,127.9   $1,614.0     $  523.2   $(1,057.2)    $6,211.1    287,978.6

Options exercised...................                             6.6                                              6.6        442.9
Restricted stock....................                            18.4                                             18.4      1,245.6
Forfeitures of restricted stock.....                            (0.1)                                            (0.1)        (4.8)
Issuance of shares for board
   compensation.....................                             0.8                                              0.8         30.1
Treasury stock acquired.............                                                               (11.8)       (11.8)      (414.8)

Comprehensive income:
   Net income.......................                                      733.9                                 733.9

Other comprehensive income,
   net of tax:
   Net unrealized gains (losses)....                                                   971.7                    971.7
   Net accumulated gains (losses)
     on cash flow hedges............                                                    72.2                     72.2
   Foreign currency translation
     adjustment.....................                                                   109.5                    109.5
   Minimum pension liability........                                                     4.9                      4.9
                                                                                                             --------
Comprehensive income................                                                                          1,892.2

                                      ----------------------------------------------------------------------------------------------
Balance at September 30, 2003.......     --        $3.2     $5,153.6   $2,347.9     $1,681.5   $(1,069.0)    $8,117.2   289,277.6
                                      ==============================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                       Additional          Accumulated Other               Total       Outstanding
                                    Preferred  Common   Paid In   Retained   Comprehensive    Treasury  Shareholder's    Common
                                      Stock    Stock    Capital   Earnings   Income (Loss)      Stock      Equity        Shares
                                     -----------------------------------------------------------------------------------------------
                                                       (in millions, except outstanding share data, in thousands)

Balance at January 1, 2004..........    --     $ 3.2   $ 5,174.0   $2,318.7    $1,788.8      $(1,069.0)   $ 8,215.7      289,788.4

Options exercised...................             0.1       216.4                                              216.5        6,548.8
Restricted stock issued.............                         6.9                                                6.9          328.3
Forfeitures of restricted stock.....                                                                                          (0.3)
Issuance of shares for board
   compensation.....................                         0.2                                                0.2            4.1
Treasury stock acquired.............                                                             (33.1)       (33.1)      (7,709.6)
Comprehensive income:
   Net income.......................                                  337.1                                   337.1
Other comprehensive income,
   net of tax:
   Net unrealized gains (losses)....                                              (86.8)                      (86.8)
   Net accumulated gains (losses)
     on cash flow hedges............                                              (40.7)                      (40.7)
   Foreign currency translation
     adjustment.....................                                              (60.2)                      (60.2)
   Minimum pension liability........                                                1.0                         1.0
                                                                                                           --------
Comprehensive income................                                                                          150.4

                                    ------------------------------------------------------------------------------------------------
Balance at April 28, 2004...........    --     $ 3.3   $ 5,397.5   $2,655.8    $1,602.1      $(1,102.1)   $ 8,556.6      288,959.7
                                    ------------------------------------------------------------------------------------------------
Acquisition by Manulife Financial
Corporation:
  Sale of shareholders' equity......    --      (3.3)   (5,397.5)  (2,655.8)   (1,602.1)       1,102.1     (8,556.6)    (288,959.7)
  Manulife Financial Corporation
    purchase price..................                    10,417.0                                           10,417.0            1.0
  Merger with Jupiter Merger
    Corporation.....................                      (260.2)                                            (260.2)
                                    ------------------------------------------------------------------------------------------------
Balance at April 29, 2004               --        --   $10,156.8         --          --             --    $10,156.8            1.0
                                    ================================================================================================

Balance at April 29, 2004...........    --        --   $10,156.8         --          --             --    $10,156.8            1.0

Comprehensive income:
   Net income.......................                               $  301.2                                   301.2
Other comprehensive income,
   net of tax:
   Net unrealized gains (losses)....                                           $  382.6                       382.6
   Net accumulated gains (losses)
     on cash flow hedges............                                              178.6                       178.6
   Foreign currency translation
     adjustment.....................                                               24.4                        24.4
   Minimum pension liability........                                                 --                          --
                                                                                                          ---------
Comprehensive income................                                                                          886.8

                                    ------------------------------------------------------------------------------------------------
Balance at September 30, 2004.......    --        --   $10,156.8   $  301.2    $  585.6             --    $11,043.6            1.0
                                    ================================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the period  For the period
                                                                                          from            from         For the nine
                                                                                     April 29, 2004  January 1, 2004   month period
                                                                                        through          through          ended
                                                                                     September 30,      April 28,     September 30,
                                                                                          2004            2004             2003
                                                                                     -----------------------------------------------
                                                                                                    (in millions)
Cash flows from operating activities:
   Net income .....................................................................    $  301.2        $   337.1       $   733.9
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of  premium (discount) - fixed maturities .......................       281.0              0.7           (24.4)
     Net realized investment and other (gains) losses .............................        67.2            (85.6)          (94.1)
     Change in accounting principle ...............................................          --            (37.0)             --
     Change in deferred policy acquisition costs ..................................      (197.3)           (58.4)         (320.4)
     Depreciation and amortization ................................................       127.1             23.7            44.1
     Net cash flows from trading securities .......................................       (60.7)            (6.7)         (101.5)
     Increase in accrued investment income ........................................      (226.8)           (66.6)         (156.7)
     (Increase) decrease in premiums and accounts receivable ......................        (7.5)            21.1           (53.1)
     Increase (decrease)  in other assets and other liabilities, net ..............      (186.8)            32.7          (166.9)
     Increase in policy liabilities and accruals, net .............................       697.5            581.4         1,716.2
     Increase in income taxes .....................................................       231.5            132.3           166.0
                                                                                     -----------------------------------------------

       Net cash provided by operating activities ..................................     1,026.4            874.7         1,743.1

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ..........................................     1,186.4          2,849.2         9,481.7
     Equity securities available-for-sale .........................................       201.6            229.8           257.2
     Real estate ..................................................................         4.8             97.7            97.5
     Home office properties .......................................................          --               --           887.6
     Short-term investments and other invested assets .............................       158.8            133.4           162.6
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity ............................................          --             41.2           190.9
     Fixed maturities available-for-sale ..........................................     2,222.1          1,593.5         2,902.5
     Short-term investments and other invested assets .............................        81.3            124.7           816.9
     Mortgage loans on real estate ................................................       629.2            684.7           976.6
   Purchases of:
     Fixed maturities held-to-maturity ............................................          --             (0.5)          (77.3)
     Fixed maturities available-for-sale ..........................................    (3,387.3)        (6,465.2)      (16,235.3)
     Equity securities available-for-sale .........................................       (49.1)          (134.2)         (260.6)
     Real estate ..................................................................      (111.2)            (6.9)          (32.7)
     Short-term investments and other invested assets .............................      (189.0)          (658.8)       (1,305.9)
   Mortgage loans on real estate issued ...........................................    (1,143.1)          (680.5)       (1,522.2)
   Net cash received related to the sale of business ..............................        35.0               --            (3.8)
   Other, net .....................................................................       (38.5)           148.0          (167.3)
                                                                                     -----------------------------------------------

       Net cash used in investing activities ......................................      (399.0)        (2,043.9)       (3,831.6)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                     For the period  For the period
                                                                                          from            from         For the nine
                                                                                     April 29, 2004  January 1, 2004   month period
                                                                                        through          through          ended
                                                                                     September 30,      April 28,     September 30,
                                                                                          2004            2004             2003
                                                                                     -----------------------------------------------
                                                                                                    (in millions)
Cash flows from financing activities:
   Acquisition of treasury stock ..................................................           --       $  (33.1)        $  (11.8)
   Universal life and investment-type contract deposits ...........................     $1,746.9        2,459.8          7,077.9
   Universal life and investment-type contract maturities and withdrawals .........     (3,516.7)      (2,521.1)        (5,304.0)
   Issuance of consumer notes .....................................................        317.3          372.2            769.4
   Increase in bank deposits ......................................................         67.8           93.6               --
   Issuance of short term debt ....................................................         88.7             --            148.4
   Repayment of short-term debt ...................................................        (30.4)         (41.8)          (127.9)
   Issuance of long-term debt .....................................................          2.1            0.3               --
   Repayment of long-term debt ....................................................         (2.4)          (1.2)            (4.6)
   Net increase (decrease) in commercial paper ....................................        187.2         (271.4)           (59.5)
                                                                                     -----------------------------------------------

       Net cash (used in) provided by financing activities ........................     (1,139.5)          57.3          2,487.9
                                                                                     -----------------------------------------------

       Net (decrease) increase in cash and cash equivalents .......................       (512.1)      (1,111.9)           399.4

       Cash and cash equivalents at beginning of period ...........................      2,009.7        3,121.6          1,190.6
                                                                                     -----------------------------------------------

       Cash and cash equivalents at end of period .................................     $1,497.6       $2,009.7         $1,590.0
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

Pursuant to the terms of the acquisition, the holders of JHFS common shares received 1.1853 shares of Manulife stock for each JHFS common share. Approximately 342 million Manulife common shares were issued at an ascribed price of CDN $39.61 per share based on the volume weighted average closing stock price of the common shares for the period from September 25, 2003 to September 30, 2003. In addition, all of the JHFS unvested stock options as of the date of announcement of the acquisition on September 28, 2003, vested immediately prior to the closing date and were exchanged for options exercisable for approximately 23 million Manulife common shares.

The acquisition of the Company's shares by Manulife was effected through the merger of the Company with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources Inc., an affiliated Manulife entity in the amount of $260.7 million in consideration for previously purchased shares of the Company, which were cancelled upon merger.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of April 28, 2004 (in millions):

      Assets:                                                       Fair Value
                                                                 ---------------
      Fixed maturity securities.............................          $54,016.1
      Equity securities.....................................            1,170.4
      Mortgage loans........................................           13,731.0
      Policy loans..........................................            2,122.2
      Other invested assets.................................            3,659.5
      Goodwill..............................................            4,417.2
      Value of business acquired............................            3,886.0
      Intangible assets.....................................            1,488.9
      Deferred tax asset....................................              566.7
      Cash and cash equivalents.............................            2,009.4
      Reinsurance recoverable, net..........................            2,195.5
      Other assets acquired.................................            3,569.9
      Separate account assets...............................           23,121.1
                                                                 ---------------
                     Total assets acquired..................          115,953.9

      Liabilities:
      Policy liabilities....................................           75,818.2
      Other liabilities.....................................            6,597.6
      Separate accounts.....................................           23,121.1
                                                                 ---------------
                    Total liabilities assumed...............          105,536.9

      Net assets acquired...................................          $10,417.0
                                                                 ---------------

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

Aside from goodwill and value of business acquired, intangible assets of $1,488.9 million resulting from the acquisition consists of the JHFS brand name, distribution network, investment management contracts and other investments management contracts (comprised of licensing agreements and contractual rights). Refer to Note 9-- Goodwill and Other Intangible Assets for a more complete discussion of these intangible assets.

Note 2 -- Summary of Significant Accounting Policies

Business

John Hancock Financial Services, Inc. is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. Since April 28, 2004, the Company operates as a subsidiary of Manulife. The "John Hancock" name is Manulife's primary U.S. brand.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of purchase accounting adjustments resulting from Manulife's acquisition of the Company, (see Note 1- Change in Control), as well as normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the period from April 29, 2004 through September 30, 2004 (post-merger) and the period from January 1, 2004 through April 28, 2004 (pre-merger) are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2003 included in the Company's Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K). The Company's news releases and other information are available on the internet at www.jhancock.com, and its financial statements are available at www.manulife.com, under the link labeled "Securities Filings" on the "Investor Relations" Page. In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov under the name Hancock John Financial.

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

The disposal described under the tables below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The tables below presents actual and proforma data, for comparative

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (Continued)

purposes, of revenue and net income for the periods indicated, to demonstrate the proforma effect of the acquisition and disposal as if they occurred on January 1, 2003.

                                                   Three Months Ended                        Three Months Ended
                                                     September 30,                             September 30,
                                                2004                                    2003
                                              Proforma              2004              Proforma                2003
                                        ------------------------------------------------------------------------------
                                                                           (in millions)

Revenue.........................            $ 2,450.3            $ 2,450.3            $ 2,430.1              $ 2,430.1

Net income......................            $   167.3            $   167.3            $   190.8              $   190.8

                                       Period from April 29,          Period from January 1             Nine Months Ended
                                       through September 30,            through April 28,                 September 30,
                                        2004                          2004                            2003
                                      Proforma         2004         Proforma          2004          Proforma          2003
                                   -------------------------------------------------------------------------------------------
                                                                           (in millions)

Revenue.........................      $ 4,099.6     $ 4,099.6       $ 3,555.5        $ 3,555.5      $ 7,237.6        $ 7,204.2

Net income......................      $   301.2     $   301.2       $   337.1        $   337.1      $   735.6        $   733.9

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (Continued)

                                                                                       Three Months        Three Months
                                                                                           Ended               Ended
                                                                                       September 30,       September 30,
                                                                                           2004                2003
                                                                                    ------------------- --------------------
                                                                                                (in millions)

Net income, as reported..............................................                    $ 167.3            $ 190.8
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects...................                        1.7                3.4
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net of
   related tax effects...............................................                        1.7                9.7
                                                                                     ------------------ --------------------
Proforma net income .................................................                    $ 167.3            $ 184.5
                                                                                     ================== ====================

                                                                            Period from      Period from
                                                                             April 29,        January 1,       Nine Months
                                                                              through          through            Ended
                                                                           September 30,      April 28,       September 30,
                                                                                2004             2004              2003
                                                                          --------------- ------------------ -----------------
                                                                                             (in millions)

Net income, as reported..............................................          $301.2           $337.1            $733.9
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects...................             2.9              5.4              18.0
Deduct: Total stock-based employee compensation expense determined under
   fair value method for all awards, net of related tax effects......             2.9              8.0              39.1
                                                                          --------------- ------------------ -----------------
Proforma net income .................................................          $301.2           $334.5            $712.8
                                                                          =============== ================== =================

Recent Accounting Pronouncements

FASB Staff Position 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May, 2004, the FASB issued FASB Staff Position 106-2 - "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" (FSP 106-2). In accordance with FSP 106-2, the Company recorded a $40.9 million reduction in the accumulated plan benefit obligation as of the purchase accounting re-measurement date (April 28, 2004) and a $1.0 million decrease in net periodic postretirement benefit costs for the period April 29, 2004 through September 30, 2004.

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

Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts

On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits, and sales inducements to contractholders. Refer to Note 12- Certain Separate Accounts for additional disclosures required by SOP 03-1.

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

The Company operates in the following five business segments: two segments primarily serve retail customers, one segment serves institutional customers, one segment serves primarily Canadian retail and group customers and our fifth segment is the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, the corporate account and the impact of fluctuations in exchange rates between the Canadian and U.S. dollar for our Canadian operations. Our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). Our Canada Segment consists primarily of the financial results of our Canadian operating subsidiary, Maritime Life.

Prior to the merger, the Company operated in the following six business segments: two segments served primarily domestic retail customers, two segments served primarily domestic institutional customers, one segment served primarily Canadian retail and group customers and our sixth segment was the Corporate and Other Segment, which included our remaining international operations, the corporate account and run-off from several discontinued business lines. Our retail segments were the Protection Segment and the Asset Gathering Segment. Our institutional segments were the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. Our Maritime Life Segment consisted primarily of the financial results of our Canadian operating subsidiary, Maritime Life. For additional information about the Company's pre-acquisition business segments, please refer to the Company's 2003 Form 10-K.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                                  Wealth                             Corporate
                                                   Protection   Management    G&SFP       Canada     and Other  Consolidated
                                                ----------------------------------------------------------------------------
                                                                               (in millions)
As of or for the three months ended
September 30, 2004
Revenues:
   Revenues from external
     customers.............................        $   589.7    $   166.2   $    82.5   $   466.4    $  246.4    $  1,551.2
   Net investment income...................            311.7        150.4       307.7        94.4        88.0         952.2
   Net realized investment and other
     gains (losses), net...................            (1.9)        (20.4)      (36.1)        5.0         0.3         (53.1)
   Inter-segment revenues..................              --           0.3         0.2          --        (0.5)           --
                                                ----------------------------------------------------------------------------
   Revenues................................        $   899.5    $   296.5   $   354.3   $   565.8    $  334.2    $  2,450.3
                                                ============================================================================
Net Income:
   Net income..............................        $    85.5    $    43.2   $     9.0   $    31.7    $   (2.1)   $    167.3
                                                ============================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method....        $     5.5    $     1.2   $     8.5          --    $   13.5    $     28.7
   Carrying value of investments
     accounted for under the equity
     method................................            721.7        299.7       689.9          --       761.8       2,473.1
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses)..............................             27.2         19.4        14.3   $     8.5         0.6          70.0
   Segment assets..........................         39,926.7     19,249.0    35,695.2    16,755.4     4,480.7     116,107.0

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                                Wealth                                    Corporate
                                               Protection     Management       G&SFP         Canada       and Other    Consolidated
                                               ------------------------------------------------------------------------------------
                                                                               (in millions)
As of or for the three months ended
September 30, 2003
Revenues:
   Revenues from external
     customers ...........................     $   641.4      $    98.4      $   125.5      $   377.7      $  206.9      $  1,449.9
   Net investment income .................         364.5          179.1          403.5           96.1          (4.7)        1,038.5
   Net realized investment and other
     gains (losses), net .................          (3.7)         (11.4)         (44.4)           3.8          (2.6)          (58.3)
   Inter-segment revenues ................            --            0.3             --             --          (0.3)             --
                                               ------------------------------------------------------------------------------------
   Revenues ..............................     $ 1,002.2      $   266.4      $   484.6      $   477.6      $  199.3      $  2,430.1
                                               ====================================================================================
Net Income:
   Net income ............................     $    84.4      $    41.9      $    43.6      $    27.3      $   (6.4)     $    190.8
                                               ====================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..     $     5.5      $     2.9      $     8.9             --      $   14.1      $     31.4
   Carrying value of investments
     accounted for under the equity
     method ..............................         313.5          215.5          565.0             --         744.7         1,838.7
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................          42.6           25.4            0.5      $    (3.6)          2.1            67.0
   Segment assets ........................      35,548.1       18,457.9       36,476.5       13,241.6       5,144.8       108,868.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                                Wealth                                Corporate
                                               Protection     Management     G&SFP         Canada     and Other   Consolidated
                                              --------------------------------------------------------------------------------
                                                                               (in millions)
As of or for the period from April 29,
2004 through September 30,
2004 Revenues:
   Revenues from external
     customers ...........................    $ 1,036.9     $   230.2     $   139.1     $   761.0     $  402.6    $  2,569.8
   Net investment income .................        534.9         254.9         512.9         155.4        138.9       1,597.0
   Net realized investment and other
     gains (losses), net .................         (7.0)        (29.6)        (32.1)          3.1         (1.6)        (67.2)
   Inter-segment revenues ................           --           0.5           0.3            --         (0.8)           --
                                              ------------------------------------------------------------------------------
   Revenues ..............................    $ 1,564.8     $   456.0     $   620.2     $   919.5     $  539.1    $  4,099.6
                                              ==============================================================================
Net Income:
   Net income ............................    $   159.5     $    74.5     $    40.5     $    47.0     $  (20.3)   $    301.2
                                              ==============================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..    $    10.8     $     2.7     $    13.4            --     $    9.7    $     36.6
   Carrying value of investments
     accounted for under the equity
     method ..............................        721.7         299.7         689.9            --        761.8       2,473.1
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................         49.3          35.1          23.8     $    16.9          0.9         126.0
   Segment assets ........................     39,926.7      19,249.0      35,695.2      16,755.4      4,480.7     116,107.0

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                                Wealth                                Corporate
                                               Protection     Management     G&SFP         Canada     and Other   Consolidated
                                               -------------------------------------------------------------------------------
                                                                                (in millions)
For the period from January 1, 2004
through April 28, 2004
Revenues:
   Revenues from external
     customers ............................    $   901.8     $   116.6     $   124.3     $   525.6    $   349.4     $ 2,017.7
   Net investment income ..................        496.4         237.5         539.6         127.1         51.6       1,452.2
   Net realized investment and other
     gains (losses), net ..................        (13.1)         (1.5)         (7.4)          3.7        103.9          85.6
   Inter-segment revenues .................           --           0.4           0.2            --         (0.6)           --
                                               ------------------------------------------------------------------------------
   Revenues ...............................    $ 1,385.1     $   353.0     $   656.7     $   656.4    $   504.3     $ 3,555.5
                                               ==============================================================================
Net Income:
   Net income .............................    $    97.8     $    49.5     $    81.5     $    67.4    $    40.9     $   337.1
                                               ==============================================================================
Supplemental Information:
   Equity in net income accounted for
     by the equity method .................    $    11.4     $     3.1     $    11.5            --    $    45.1     $    71.1
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains (losses) ..         83.6          50.0           0.7     $    27.0          6.3         167.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)

                                                               Wealth                                Corporate
                                              Protection     Management     G&SFP         Canada     and Other   Consolidated
                                              -------------------------------------------------------------------------------
                                                                                (in millions)
As of or for the nine months ended
September 30, 2003
Revenues:
   Revenues from external
     customers ...........................    $ 1,901.6     $   306.9     $   251.8     $   943.2    $   589.5     $  3,993.0
   Net investment income .................      1,079.8         521.6       1,251.1         276.5        (11.9)       3,117.1
   Net realized investment and other
     gains (losses), net .................         (7.0)        (28.9)       (170.6)         11.8        288.8           94.1
   Inter-segment revenues ................           --           0.9            --            --         (0.9)            --
                                              -------------------------------------------------------------------------------
   Revenues ..............................    $ 2,974.4     $   800.5     $ 1,332.3     $ 1,231.5        865.5     $  7,204.2
                                              ===============================================================================
Net Income:
   Net income ............................    $   250.8     $   120.9     $   131.3     $    72.4    $   158.5     $    733.9
                                              ===============================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..    $    16.5     $     8.1     $    28.6            --    $    19.9     $     73.1
   Carrying value of investments
     accounted for under the equity
     method ..............................        313.5         215.5         565.0            --        744.7        1,838.7
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................        138.6          78.4           1.6     $     3.6          3.6          225.8
   Segment assets ........................     35,548.1      18,457.9      36,476.5      13,241.6      5,144.8      108,868.9

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

                                                   September 30,    December 31,
                                                       2004            2003
                                                   -----------------------------
                                                          (in millions)
Total size of Company-Managed CDOs (1)

Total assets ..............................          $3,404.0         $4,922.2
                                                     ========         ========

Total debt ................................          $3,399.1         $4,158.2
Total other liabilities ...................               5.7            712.0
                                                     --------         --------
Total liabilities .........................           3,404.8          4,870.2
Total equity ..............................              (0.8)            52.0
                                                     --------         --------
Total liabilities and equity ..............          $3,404.0         $4,922.2
                                                     ========         ========

(1) The reduction in size of the Company-Managed CDOs is primarily due to the liquidation, at maturity, of Declaration Funding 1 LTD, in May 2004.

Maximum exposure of the Company to losses
from Company-Managed CDOs                                            September 30, 2004         December 31, 2003
                                                                     ---------------------------------------------
                                                                           (in millions, except percents)
Investment in tranches of Company managed CDOs, by credit rating
(Moody's/Standard & Poors):
Aaa/AAA ........................................................      $161.8        57.1%       $201.0        35.6%
Aa1/AA+ ........................................................        73.7        26.1          75.7        13.4
Baa2/BBB .......................................................          --          --         218.0        38.8
B2 .............................................................          --          --           8.0         1.4
B3/B- ..........................................................         7.5         2.7            --          --
Caa1/CCC+ ......................................................        13.5         4.8          13.2         2.3
Not rated (equity) .............................................        26.4         9.3          48.1         8.5
                                                                      ------      ------        ------      ------
Total Company exposure .........................................      $282.9       100.0%       $564.0       100.0%
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

                                                   September 30,    December 31,
                                                        2004            2003
                                                   -----------------------------
                                                         (in millions)
Total size of the Properties (1)

Total assets .................................       $1,103.9        $  982.7
                                                     ========        ========

Total debt ...................................       $  653.3        $  576.3
Total other liabilities ......................          122.7           116.6
                                                     --------        --------
Total liabilities ............................          776.0           692.9
Total equity .................................          327.9           289.8
                                                     --------        --------
Total liabilities and equity .................       $1,103.9        $  982.7
                                                     ========        ========

(1) Property level data reported above is reported with three month delays due to the delayed availability of financial statements of the Funds.

                                                                    September 30,  December 31
                                                                         2004         2003
                                                                    --------------------------
                                                                           (in millions)
Maximum exposure of the Company to losses from the Properties

Equity investment in the Properties (1) .........................      $  313.3      $  291.0
Outstanding equity capital commitments to the Properties ........          82.9         108.2
Carrying value of mortgages for the Properties ..................          67.3          62.8
Outstanding mortgage commitments to the Properties ..............           0.9           5.1
                                                                       --------      --------
Total Company exposure ..........................................      $  464.4      $  467.1
                                                                       ========      ========

(1) Equity investment in the Properties above is reported with three month delays due to the delayed availability of financial statements of the Funds.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Commitments and Contingencies

Reinsurance Recoverable

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly-owned subsidiaries of the Company. The Company retained its group long-term care operations and certain group life insurance business without related group accident and health business. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in certain disputes, including a number of related legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Commitments and Contingencies - (Continued)

Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of September 30, 2004, would not be material to the Company's financial position, results of operations or liquidity.
Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of the reinsurers to honor their obligations could result in losses to the Company; consequently, estimates are established for amounts deemed or estimated to be uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar characteristics of the reinsurers.

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2004. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position, results of operations or liquidity of the Company.

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

                                                                                    September 30, 2004   December 31, 2003
                                                                                   ------------------------------------------
                                                                                                 (in millions)
Liabilities
Future policy benefits..........................................................          $10,708.6         $10,690.6
Policyholder dividend obligation................................................              570.1             400.0
Policyholders' funds............................................................            1,506.1           1,511.9
Policyholder dividends payable..................................................              416.3             413.1
Other closed block liabilities..................................................               63.3              37.4
                                                                                   ------------------------------------------
   Total closed block liabilities...............................................          $13,264.4         $13,053.0
                                                                                   ------------------------------------------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: December 31--$69.6)...........................................                 --       $      66.0
   Available-for-sale--at fair value
     (cost: September 30--$6,489.9; December 31--$5,847.6)......................          $ 6,585.2           6,271.1
Equity securities:
   Available-for-sale--at fair value
     (cost: September 30--$6.8; December 31--$9.1)..............................                6.7               9.1
Mortgage loans on real estate...................................................            1,711.6           1,577.9
Policy loans....................................................................            1,539.5           1,554.0
Short-term investments..........................................................                 --               1.2
Other invested assets...........................................................              302.7             230.6
                                                                                   ------------------------------------------
   Total investments............................................................           10,145.7           9,709.9

Cash and cash equivalents.......................................................               65.4             248.3
Accrued investment income.......................................................              144.3             145.1
Other closed block assets.......................................................              310.6             308.6
                                                                                   ------------------------------------------
   Total closed block assets....................................................          $10,666.0         $10,411.9
                                                                                   ------------------------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block...............................................          $ 2,598.4         $ 2,641.1
                                                                                   ------------------------------------------

Portion of above representing other comprehensive income:
   Unrealized (depreciation) appreciation, net of tax of $(35.5)
     million and ($148.0) million at September 30 and December 31,
     respectively...............................................................               66.2            275.3
   Allocated to the policyholder dividend obligation, net of tax of
     $35.7 million and $148.1 million at September 30 and December 31,
     respectively...............................................................              (66.3)          (275.1)
                                                                                   ------------------------------------------
       Total....................................................................               (0.1)             0.2
                                                                                   ------------------------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities.......................................................          $ 2,598.3        $ 2,641.3
                                                                                   ==========================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Closed Block - (Continued)

                                                                          Period from        Period from     Twelve months
                                                                       April 29, through      January 1,         ended
                                                                         September 30,         through       December 31,
                                                                             2004           April 28, 2004       2003
                                                                     -----------------------------------------------------
                                                                                          (in millions)
Changes in the policyholder dividend obligation:
   Balance at beginning of period..................................          $308.8            $400.0            $288.9
     Purchase accounting fair value adjustment.....................           208.4                --                --
     Impact on net income before income taxes......................           (49.3)             23.4             (57.9)
     Unrealized investment gains (losses)..........................           102.2            (114.6)            169.0
                                                                     ---------------------------------------------------
   Balance at end of period........................................          $570.1            $308.8            $400.0
                                                                     ===================================================

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                                     Three Months Ended
                                                                                       September 30,
                                                                                 2004                  2003
                                                                          --------------------------------------
                                                                                       (in millions)
Revenues
   Premiums.............................................................        $205.8                $221.4
   Net investment income................................................         126.0                 161.2
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $12.0 million and $(22.5) million for the three months ended September 30, 2004
     and 2003, respectively.............................................           0.6                  (1.1)
   Other closed block revenues..........................................           0.1                  (0.3)
                                                                          --------------------------------------
     Total closed block revenues........................................         332.5                 381.2

Benefits and Expenses
   Benefits to policyholders............................................         226.4                 237.2
   Change in the policyholder dividend obligation.......................         (27.3)                 (2.6)
   Other closed block operating costs and expenses......................          (0.5)                 (0.5)
   Dividends to policyholders...........................................         100.0                 113.8
                                                                          --------------------------------------
     Total benefits and expenses........................................         298.6                 347.9
                                                                          --------------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes................................................          33.9                  33.3
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.9 million and $0.5 million for the three
     months ended September 30, 2004 and 2003, respectively ............          12.6                  12.0
                                                                          --------------------------------------
     Closed block revenues, net of closed block benefits and expenses,
       and income taxes.................................................         $21.3                $ 21.3
                                                                          ======================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Closed Block - (Continued)

                                                                                  Period from   Period from
                                                                                   April 29,     January 1,   Nine Months
                                                                                    through       through        Ended
                                                                                 September 30,   April 28,   September 30,
                                                                                      2004          2004         2003
                                                                                ------------------------------------------
                                                                                              (in millions)
Revenues
   Premiums.............................................................              $337.7        $278.0     $  664.6
   Net investment income................................................               215.5         208.4        487.5
     Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $1.3 million and $33.7 million for the periods from April 29 through September
     30, 2004 and January 1 through April 28, 2004, respectively, and
     $(33.7) million for the nine months ended September 30, 2003.......                 1.0         (35.7)        (3.4)
   Other closed block revenues..........................................                  --          (0.2)        (0.2)
                                                                                ------------------------------------------
     Total closed block revenues........................................               554.2         450.5      1,148.5

Benefits and Expenses
   Benefits to policyholders............................................               380.6         310.9        713.1
   Change in the policyholder dividend obligation.......................               (52.0)        (11.2)       (11.3)
   Other closed block operating costs and expenses......................                (0.9)          0.9         (4.9)
   Dividends to policyholders...........................................               169.9         141.1        351.7
                                                                                ------------------------------------------
     Total benefits and expenses........................................               497.6         441.7      1,048.6
                                                                                ------------------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes................................................                56.6           8.8         99.9
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $1.6 million and $0.6 million for the periods from
     April 29 through September 30 and January 1 through April 28, 2004, respectively, and $1.6 million for the nine months ended
     September 30, 2003.................................................                20.2           2.3         35.3
                                                                                ------------------------------------------

     Closed block revenues, net of closed block benefits and expenses,
       and income taxes.................................................              $ 36.4          $6.5     $   64.6
                                                                                ==========================================

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

The following details the amounts and status of restructuring costs (in millions):

                                                                 Amount
                                         Pre-acquisition        Utilized                     Amount Utilized
                                       Accruals January 1,   January 1, 2004                  April 29, 2004
                         Accrual           2004 through          through       Accrued at        through           Ending Balance
Type of Cost         January 1, 2004      April 28, 2004     April 28, 2004   acquisition   September 30, 2004   September 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
Personnel.........        $12.0                $(0.8)           $2.5             $71.5           $10.6               $69.6
Facilities........           --                   --              --              56.5             2.2                54.3
                     --------------------------------------------------------------------------------------------------------------
     Total........        $12.0                $(0.8)           $2.5            $128.0           $12.8              $123.9
                     ==============================================================================================================

Note 8 -- Related Party Transactions

The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.9 million and $1.7 million for the three month periods ended September 30, 2004 and 2003, respectively, and $5.7 million and $4.7 million for the nine month periods ended September 30, 2004 and 2003, respectively.

The Company, in the ordinary course of business, invests funds deposited with it by customers and manages the resulting invested assets for growth and income for customers. From time to time, successful investment strategies of the Company may attract deposits from affiliates of the Company. At September 30,2004, the Company managed approximately $12.0 million of investments for Manulife affiliates which to date generated market-based revenue for the Company.

To effect the efficiencies of the merger with Manulife, the Company has an arrangement with its parent, Manulife, to share the cost of certain corporate services including, among others, personnel, property facilities, catastrophic reinsurance coverage, and directors' and officers insurance. In addition, synergies of sales agents are being found whereby the Company has an arrangement for the compensation of its sales agents for cross-selling products of Manulife affiliates. Operational efficiencies identified in the merger are subject to a service agreement between the Company's primary operating subsidiary, John Hancock Life Insurance Company (the Life Company), and its affiliate Manulife U.S.A., a U.S.-based life insurance subsidiary of Manulife, whereby the Company is obligated to provide certain services in support of Manulife U.S.A's business. Further, under the service agreement Manulife U.S.A. is obligated to provide compensation to the Company for services provided. Through September 30, 2004, there had not been a material level of business transacted under the service agreement and no material receivable is owed to the Company at period end.

Prior to its acquisition by Manulife effective April 28, 2004, the Company reinsured certain portions of its closed block with Manulife. The Company entered into these reinsurance contracts in order to facilitate its statutory capital management process. These reinsurance contracts are primarily written on a modified coinsurance basis where the related financial assets remain invested at the Company. The closed block reinsurance agreement is a financial reinsurance agreement and does not meet the risk transfer definition for U.S. GAAP reporting purposes. The agreement is accounted for under deposit accounting with only the reinsurance risk fee being reported on the U.S. GAAP income statement. The U.S. GAAP financial statements do not report reinsurance ceded premiums or reinsurance recoverable. The impact on our U.S. GAAP financial statements present the fee recorded as payable to Manulife, which appears in other operating costs and expenses in the Consolidated Statements of Income and was $0.6 million for the period the Company operated as a subsidiary of Manulife, April 29, 2004 through September 30, 2004.

The acquisition of the Company's shares by Manulife was effected through the merger of the Company with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources, Inc., an affiliated Manulife entity, in the amount of $260.7 million in consideration for previously purchased shares of the Company, which were cancelled upon merger. Subsequent to the merger, the Company included in other liabilities a $260.7 million promissory note payable to a subsidiary of Manulife, which matures February 10, 2007, and bears interest at a rate of 0.25% over the 90-day Canadian Bankers Acceptance Rate, and is payable quarterly. The Company paid $3.4 million to Manulife under the terms of the promissory note during the three month ended September 30, 2004. The $3.4 million payment represents the May 2004 and August 2004 payments due under the promissory note.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 8 -- Related Party Transactions - (Continued)

Manulife, the Company's parent, has a liquidity pool in which a subsidiary of the Company has invested its excess cash. The resulting economies of scale allow Manulife to earn a spread over the amount it pays the subsidiary and the subsidiary to earn improved returns on its excess cash. The subsidiary's participation in the liquidity pool is evidenced by a demand promissory note issued by Manulife, bearing interest at the one-month Canadian Bankers Acceptance rate and maturing December 31, 2014. At September 30, 2004 the balance outstanding was $189.1 million and is included in other assets on the Company's Consolidated Balance Sheets. No such arrangement existed at December 31, 2003.

Amalgamation of Maritime Life into Manulife subsidiaries

In an effort to achieve operating efficiencies from the merger with JHFS, on September 10, 2004, Manulife announced its intention to combine the Canadian operations of MFC Insurance Company Limited, (MFC Insurance), a division of the Company's parent Manulife, and Maritime Life Assurance Company (Maritime Life), a subsidiary of JHFS. To effect the combination of the two organizations all of the assets and liabilities of Maritime Life are to be transferred from JHFS to MFC Insurance and Manulife intends to redeem or exchange all outstanding Maritime Life preferred stock which includes Series A Cumulative Redeemable Preferred Stock, Series 1 Non-Cumulative Redeemable Second Preferred Shares, and Series 3 Non-Cumulative Redeemable Second Preferred Shares.

During the three months ended September 30, 2004, Maritime Life transferred certain business to MFC Insurance, a division of the Company's parent. Effective July 1, 2004, Maritime Life transferred $11.2 million in loans to non-employee sales agents of Maritime Life for a cash payment of $8.5 million. In addition, in July 2004 Maritime Life began an orderly transfer of its group pension business to Manulife. In July 2004 Manulife became the pension record keeper for a total of approximately $212.9 million of Maritime Life investment only group pension business. As of September 30, 2004, approximately $206.2 million continues to be reported as the assets/liabilities of Maritime Life, as such the related earnings appear in its financial statements while approximately $6.7 million was transferred to Manulife. The $6.7 million transferred to Manulife is comprised of $4.0 million of on-book GIC pension business and $2.7 million of segregated funds business (where the holdings in Maritime funds have been liquidated and either invested in an identical or similar fund already existing in the Manulife fund platform).

Subsequent to September 30, 2004, Maritime Life continued its orderly transfer of its group pension business to Manulife. In October 2004, approximately an additional $63.3 million of business was transferred to Manulife. The $63.3 million transferred to Manulife in October 2004 is comprised of $40.3 million of on-book GIC pension business and $23.0 million of segregated funds business. The October 2004 transfers left approximately $142.9 million which continues to be reported as the assets/liabilities of Maritime Life, as such the related earnings appear in its financial statements.

Manulife plans to redeem all outstanding Maritime Series 1 Non-Cumulative Redeemable Second Preferred Shares by December 31, 2004. On October 15, 2004, all of the outstanding Maritime Life First Preferred Shares, Series A were redeemed at their par value of CAD$25.00 per share.

On October 20, 2004, The Manufacturers Life Insurance Company's ("Manufacturers Life") completed an offer with holders of Maritime Life's Second Preferred Shares, Series 3 ("Series 3 Shares"), to exchange each Series 3 Share for one Manufacturers Life Class A, Series 6 Preferred Share ("Series 6 Share"). Holders of Series 3 Shares tendered 86% of shares outstanding for exchange of Series 6 Shares, which have the same economic terms as those of the Series 3 Shares.

For those Series 3 Shares not exchanged, Maritime Life's Board of Directors had approved a by-law providing for the consolidation of the Series 3 Shares on the basis of one consolidated Series 3 Share for each 1,000,000 existing Series 3 Shares. Manufacturers Life intends to vote all of the Series 3 Shares that it acquired pursuant to the exchange offer in favor of the consolidation by-law, which is pending approval of both Maritime Life's policyholders and preferred shareholders on November 24, 2004. As a result of the consolidation and in accordance with the by-law, holders of Series 3 Shares at the time of consolidation will receive a cash payment for each of their Series 3 Shares equal to CAD$26.82 plus accrued and unpaid dividends to the date immediately prior to the consolidation.

Amalgamation of International Operations into Manulife subsidiaries

Effective September 30, 2004, a subsidiary holding company of JHFS, John Hancock International Holdings (JHIH), sold an investment in a subsidiary, John Hancock Life Assurance Corporation of Singapore (JHLAC), to a related party, Manulife (Singapore) Pte Ltd.(Man/Singapore), for $35.0 million. Separately, JHIH paid a dividend of $20.0 million to JHFS.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets

The Company recognized several intangible assets which resulted from business combinations including Manulife's acquisition of the Company, (see Note 1 - Change of Control for additional discussion of the Manulife acquisition).

Unamortizable assets include goodwill, brand name and investment management contracts. Goodwill is the excess of the cost to Manulife over the fair value of the Company's identifiable assets acquired by Manulife in the recent merger in business combinations. Brand name is the fair value of the Company's trademark and trade name. Investment management contracts are the fair values of the investment management relationships between the Company and each of the mutual funds managed by the Company.

Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to businesses acquired. VOBA has weighted average lives ranging from 6 to 17 years for various insurance businesses. Distribution networks are values assigned to the Company's networks of sales agents and producers responsible for procuring business. Distribution networks have weighted average lives of 21 years. Other investment management contracts are the values assigned to the Company's institutional investment management contracts managed by its investment management subsidiaries, and individual and group benefit contracts managed by its Canadian subsidiary. Other investment management contracts have weighted average lives of 9 years. Collectively, these amortizable intangible assets have a weighted average life of 14.7 years.

Brand name, distribution networks, and other investment management contracts were initially recognized at the time of the acquisition of the Company by Manulife. Goodwill, investment management contracts and VOBA were expanded in scope and size as a result of the merger.

The Company will test unamortizable intangible assets for impairment on an annual basis, and also in response to any events which both suggest that these assets may be impaired (triggering events). Amortizable intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment testing program set forth in SFAS No. 142 "Goodwill and Other Intangible Assets." VOBA and the Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an asset's fair value is deemed to be less than its carrying value.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (continued)

The following tables contain summarized financial information for each of these intangible assets as of the dates and periods indicated.

                                                                                               Accumulated
                                                                                   Gross      Amortization        Net
                                                                                 Carrying       And Other       Carrying
                                                                                  Amount         Changes         Amount
                                                                              -----------------------------------------------
                                                                                              (in millions)
September 30, 2004
Unamortizable intangible assets:
         Goodwill.........................................................       $4,417.2              --      $4,417.2
         Brand name.......................................................          600.0              --         600.0
         Investment management contracts..................................          292.9              --         292.9
Amortizable intangible assets:
         Distribution networks............................................          457.1          $  3.5          460.6
         Other investment management contracts............................          138.9             2.0          140.9
         VOBA.............................................................        3,886.0           (71.9)       3,814.1
December 31, 2003
Unamortizable intangible assets:
          Goodwill........................................................       $  424.5          $(79.5)      $  345.0
          Mutual fund investment management contracts.....................           13.3            (7.0)           6.3
Amortizable intangible assets:
          VOBA............................................................          585.1           (34.6)         550.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                        Three Months          Three Months
                                                                                            Ended                Ended
                                                                                     September 30, 2004    September 30, 2003
                                                                                     ----------------------------------------
                                                                                                  (in millions)
Amortization expense:
Distribution networks, net of tax of $0.3 million and $- million, respectively ..           $  0.6                 --
Other investment management contracts, net of tax of $0.9 million and $-
   million, respectively ........................................................              1.8                 --
VOBA, net of tax of $17.9 million and $0.4 million, respectively.................             33.1              $ 0.7
                                                                                       ---------------------------------------
Total amortization expense, net of tax of $19.1 million and $0.4 million,
   respectively .................................................................           $ 35.5              $ 0.7
                                                                                       =======================================

                                                                             Period from       Period from
                                                                           April 29, 2004    January 1, 2004     Nine Months
                                                                               through           through            Ended
                                                                         September 30, 2004  April 28, 2004   September 30, 2003
                                                                         ---------------------------------------------------------
                                                                                              (in millions)
Amortization expense:
Distribution networks, net of tax of $0.5 million, $ - million
and $- million, respectively..........................................          $ 1.0                --                --
Other investment management contracts, net of tax of $1.5
million, $ - million and $ - million, respectively....................            2.9                --                --
VOBA, net of tax of $31.4 million, $3.1 million and $0.9
million, respectively.................................................           58.2             $ 5.7             $ 1.7
                                                                         ---------------------------------------------------------
Total amortization expense, net of tax of $33.4 million, $3.1
million and $0.9 million, respectively................................         $ 62.1             $ 5.7             $ 1.7
                                                                         =========================================================

                                                                                             Tax Effect     Net Expense
                                                                                             ----------     -----------
                                                                                                    (in millions)
Estimated future amortization expense for the years ended December 31,
      2004..................................................................................  $ 23.6         $ 43.8
      2005..................................................................................    79.1          146.9
      2006..................................................................................    71.7          133.1
      2007..................................................................................    64.5          119.8
      2008..................................................................................    57.9          107.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

The following tables present the continuity of each of the Company's unamortizable and amortizable intangible assets for the periods presented.

Unamortizable intangible assets:

                                                                                         Corporate
                                                      Wealth                                and
                                      Protection    Management     G&SFP      Canada       Other     Consolidated
                                      ----------    ----------     -----      ------       -----     ------------
                                                                     (in millions)
Goodwill:
---------

Balance at January 1, 2004 ........    $   66.1     $   42.1           --    $  236.4     $    0.4     $  345.0
Foreign currency translation
   adjustment (1) .................          --           --           --       (13.0)          --        (13.0)
Goodwill derecognized (2) .........       (66.1)       (42.1)          --      (223.4)        (0.4)      (332.0)
Goodwill recognized (3) ...........     1,842.3      1,040.0           --     1,318.9        216.0      4,417.2
                                      -------------------------------------------------------------------------
Balance at September 30, 2004 .....    $1,842.3     $1,040.0           --    $1,318.9     $  216.0     $4,417.2
                                      =========================================================================

(1) Goodwill in the Canadian segment is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(2)   Goodwill derecognized in the purchase transaction with Manulife.
(3)   Goodwill recognized in the purchase transaction with Manulife.

                                                                                         Corporate
                                                      Wealth                                and
                                      Protection    Management     G&SFP      Canada       Other     Consolidated
                                      ----------    ----------     -----      ------       -----     ------------
                                                                     (in millions)
Goodwill:
---------
Balance at January 1, 2003 ........    $   66.1     $   42.1           --    $  146.0     $    0.4     $  254.6
Acquisitions(1) ...................          --           --           --        57.1           --         57.1
Foreign currency translation
   adjustment(2) ..................          --           --           --        33.3           --         33.3
                                      -------------------------------------------------------------------------
Balance at December 31, 2003 ......    $   66.1     $   42.1           --    $  236.4     $    0.4     $  345.0
                                      =========================================================================

(1)   Goodwill recognized in the Canadian segment's acquisition of Liberty
      Health.
(2) Goodwill in the Canadian segment was subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

Unamortizable intangible assets (continued):

                                                                                         Corporate
                                                      Wealth                                and
                                      Protection    Management     G&SFP      Canada       Other     Consolidated
                                      ----------    ----------     -----      ------       -----     ------------
                                                                     (in millions)
Brand name:
-----------
Balance at January 1, 2004 ........          --           --           --          --           --           --
Brand name recognized (1) .........    $  364.4     $  209.0           --          --     $   26.6     $  600.0
                                      -------------------------------------------------------------------------
Balance at September 30, 2004 .....    $  364.4     $  209.0           --          --     $   26.6     $  600.0
                                      =========================================================================

(1)   Brand name recognized in the purchase transaction with Manulife.

                                                                                         Corporate
                                                      Wealth                                and
                                      Protection    Management     G&SFP      Canada       Other     Consolidated
                                      ----------    ----------     -----      ------       -----     ------------
                                                                     (in millions)
Investment management contracts:
--------------------------------
Balance at January 1, 2004 ........          --     $    6.3           --          --           --     $    6.3
Investment management
  contracts derecognized (1) ......          --         (6.3)          --          --           --         (6.3)
Investment management
  contracts recognized (2) ........          --        292.9           --          --           --        292.9
                                     --------------------------------------------------------------------------
Balance at September 30, 2004 .....          --     $  292.9           --          --           --     $  292.9
                                     ==========================================================================

(1) Investment management contracts derecognized in the purchase transaction with Manulife.
(2) Investment management contracts recognized in the purchase transaction with Manulife.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

Unamortizable intangible assets (continued):

                                                                                         Corporate
                                                      Wealth                                and
                                      Protection    Management     G&SFP      Canada       Other     Consolidated
                                      ----------    ----------     -----      ------       -----     ------------
                                                                     (in millions)
Investment management contracts:
--------------------------------
Balance at January 1, 2003 ........          --     $    5.2           --          --           --     $    5.2
Acquisitions(1) ...................          --          1.1           --          --           --          1.1
                                       ------------------------------------------------------------------------
Balance at December 31, 2003 ......          --     $    6.3           --          --           --     $    6.3
                                       ========================================================================

(1) This increase results from JH Fund's purchases of the mutual fund investment management contracts for the US Global Leaders Fund, Classic Value Fund, and Large Cap Select Fund in 2003.

Amortizable intangible assets:

                                                                                          Corporate
                                                      Wealth                                and
                                      Protection    Management     G&SFP      Canada       Other     Consolidated
                                      ----------    ----------     -----      ------       -----     ------------
                                                                     (in millions)
Distribution networks:
----------------------
Balance at January 1, 2004 ........          --           --           --          --           --           --
Distribution networks
  recognized (1) ..................    $  308.6     $   88.6           --    $   59.9           --     $  457.1
Amortization ......................        (0.5)          --           --        (1.0)          --         (1.5)
Foreign currency translation
  adjustment ......................          --           --           --         5.0           --          5.0
                                     --------------------------------------------------------------------------
Balance at September 30, 2004 .....    $  308.1     $   88.6           --    $   63.9           --     $  460.6
                                     ==========================================================================

(1) Distribution networks recognized in the purchase transaction with Manulife.

                                                                                              Corporate
                                                            Wealth                                and
                                            Protection    Management     G&SFP      Canada       Other     Consolidated
                                            ----------    ----------     -----      ------       -----     ------------
                                                                           (in millions)
Other investment management contracts:
--------------------------------------
Balance at January 1, 2004 ...............          --          --           --          --           --           --
Other investment management contracts
  recognized (1) .........................          --    $   20.3           --    $   77.2     $   41.4     $  138.9
Amortization .............................          --        (0.5)          --        (2.7)        (1.2)        (4.4)
Foreign currency translation
  adjustment .............................          --          --           --         6.4           --          6.4
                                           --------------------------------------------------------------------------
Balance at September 30, 2004 ............          --    $   19.8           --    $   80.9     $   40.2     $  140.9
                                           ==========================================================================

(1) Other investment management contracts recognized in the purchase transaction with Manulife.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

Amortizable intangible assets (continued):

                                                                                         Corporate
                                                      Wealth                                and
                                      Protection    Management     G&SFP      Canada       Other     Consolidated
                                      ----------    ----------     -----      ------       -----     ------------
                                                                     (in millions)
VOBA:
-----
Balance at January 1, 2004 ........    $  232.8           --           --    $  317.7           --     $  550.5
Amortization ......................        (6.2)          --           --        (2.6)          --         (8.8)
Adjustment to unrealized gains on
  securities available for sale ...         5.5           --           --         4.8           --         10.3
Foreign currency translation
  adjustment (1) ..................          --           --           --       (15.6)          --        (15.6)
Other adjustments(2)(3) ...........        (1.4)          --           --       (60.7)          --        (62.1)
                                     --------------------------------------------------------------------------
Balance at April 28, 2004 .........    $  230.7           --           --    $  243.6           --     $  474.3
                                     ==========================================================================

(1) VOBA in the Canadian segment is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(2) VOBA related to the acquisition of the fixed universal life insurance business of Allmerica was adjusted to reflect adjustments to the purchase price accounting for the acquisition of that block of business.
(3) VOBA in the Canadian segment was reduced as a result of the adoption of AICPA SOP 03-1.

                                                                                         Corporate
                                                      Wealth                                and
                                      Protection    Management     G&SFP      Canada       Other     Consolidated
                                      ----------    ----------     -----      ------       -----     ------------
                                                                     (in millions)
VOBA:
-----
Balance at April 29, 2004 .........    $  230.7           --           --    $  243.6           --     $  474.3
VOBA derecognized (1) .............      (230.7)          --           --      (243.6)          --       (474.3)
VOBA recognized (2) ...............     2,402.2     $  474.9     $  247.8       756.3     $    4.8      3,886.0
Amortization ......................       (23.9)       (27.3)       (23.7)      (14.5)        (0.2)       (89.6)
Adjustment to unrealized gains on
  securities available for sale ...       (20.3)       (21.2)          --          --           --        (41.5)
Foreign currency translation
  adjustment (3) ..................          --           --           --        63.8           --         63.8
Other adjustments (4) .............          --           --           --          --         (4.6)        (4.6)
                                    ---------------------------------------------------------------------------
Balance at September 30, 2004 .....    $2,358.0     $  426.4     $  224.1    $  805.6           --     $3,814.1
                                    ===========================================================================

(1)   VOBA derecognized in the purchase transaction with Manulife.
(2)   VOBA recognized in the purchase transaction with Manulife.
(3) VOBA in the Canadian segment is subject to fluctuations in the value of the Canadian Dollar relative to the US Dollar.
(4) JHFS' Singapore insurance operations (JHLAC) were acquired from JHFS by Man/Singapore on September 30, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

Amortizable intangible assets (continued):

                                                                                         Corporate
                                                      Wealth                                and
                                      Protection    Management     G&SFP      Canada       Other     Consolidated
                                      ----------    ----------     -----      ------       -----     ------------
                                                                     (in millions)
VOBA:
-----
Balance at January 1, 2003 ........    $  244.1           --           --    $  237.6           --     $  481.7
Amortization ......................       (12.7)          --           --         8.3           --         (4.4)
Acquisitions (1) ..................          --           --           --        25.4           --         25.4
Adjustment to unrealized gains on
  securities available for sale ...        (2.8)          --           --        (9.3)          --        (12.1)
Foreign currency translation
  adjustment (2) ..................          --           --           --        55.7           --         55.7
Other adjustments(3) ..............         4.2           --           --          --           --          4.2
                                       ------------------------------------------------------------------------
Balance at December 31, 2003 ......    $  232.8           --           --    $  317.7           --     $  550.5
                                       ========================================================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Pension and Other Postretirement Benefit Plans

The Company maintains a number of pension and benefit plans for its eligible employees and agents. The following table demonstrates the components of the Company's net periodic benefit cost for the periods indicated. Through September 30, 2004, there is no significant difference to the pre-merger and post-merger net periodic pension cost values so the following information is presented without such distinction:

Net Periodic Benefit Cost

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                         2004      2003       2004       2003         2004      2003       2004       2003
                                       ----------------------------------------------------------------------------------------
                                                             Other Postretirement                         Other Postretirement
                                        Pension Benefits           Benefits          Pension Benefits           Benefits
                                       ----------------------------------------------------------------------------------------
                                                                             (in millions)

Service cost ........................   $ 6.2     $ 7.3       $0.4      $0.4        $ 18.8    $ 21.9      $ 1.1      $ 1.2
Interest cost .......................    33.5      34.2        9.3       8.9         101.1     102.6       27.4       26.8
Expected return on plan assets ......   (45.0)    (40.7)      (5.2)     (4.4)       (136.1)   (122.2)     (15.7)     (13.1)
Amortization of transition asset ....      --      (0.3)        --        --          (0.2)     (0.8)        --         --
Amortization of prior service cost ..      --       1.9         --      (1.6)          2.2       5.7       (2.5)      (4.9)
Recognized actuarial gain ...........      --       7.9         --       1.7           9.0      23.6        4.2        5.0
Other ...............................      --       0.1         --        --            --       0.4         --         --
                                       ----------------------------------------------------------------------------------------
       Net periodic benefit cost ....   $(5.3)    $10.4       $4.5      $5.0        $ (5.2)   $ 31.2      $14.5      $15.0
                                       ========================================================================================

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $2 million to its US qualified pension plan in 2004 and approximately $43 million to its US non-qualified pension plans in 2004. As of September 30, 2004, $2.4 million of contributions have been made to the US qualified plans, reaching the Company's anticipated contribution level for the year ending December 31, 2004. As of September 30, 2004, $35.9 million of the contributions have been made to the US non-qualified plans, and the Company anticipates contributing another $7.1 million to reach a total of $43.0 million for the year ended December 31, 2004.

The Company's funding policy for its non-US qualified pension plans is to contribute an amount at least equal to the minimum annual contribution required under Canadian law. The funding policy for its non-qualified pension plans is to contribute the amount of the benefit payments made during the year. As of September 30, 2004, $1.6 million was contributed to non-US qualified pension plans and $1.9 million was contributed to non-US non-qualified pension plans.

The Company's policy is to fund its US other postretirement benefits in amounts at or below the annual tax qualified limits. As of September 30, 2004, $38.3 million was contributed to its US other post retirement benefit plans. The Company expects to contribute approximately $50 million to its US other post retirement benefit plans in 2004.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverage beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $1.0 million for the period from April 29 through

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Pension and Other Postretirement Benefit Plans - (Continued)

September 30, 2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company

The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the United States Securities and Exchange Commission (the "Commission") and in accordance with Rule 12h-5 of the Commission. John Hancock Variable Life Insurance Company (the Variable Company) is an indirect wholly-owned subsidiary of JHFS. The Variable Company sells deferred annuity contracts, which feature a market value adjustment and are registered with the Commission. At September 30, 2004, JHFS provides a full and unconditional guarantee of the Variable Company's obligation to pay amounts due to contractholders on surrender, withdrawal or annuitization of the Variable Company's deferred annuity contracts' market value adjustment interest. In addition, JHFS guarantees the Variable Company's future issues of deferred annuity contracts with such market value adjustments.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                      Condensed Consolidating Balance Sheet

                                                     John Hancock
                                     John Hancock   Variable Life                                    Consolidated
                                       Financial      Insurance                                      John Hancock
                                       Services        Company           Other                         Financial
September  30, 2004                   (Guarantor)      (Issuer)      Subsidiaries    Eliminations   Services, Inc.
---------------------------------------------------------------------------------------------------------------------
                                                                     (in millions)

Assets:
  Invested assets ..................   $    18.6      $ 5,233.5       $ 69,551.8     $    543.7        $ 75,347.6
  Cash and cash equivalents ........        (4.5)          71.7          1,423.2            7.2           1,497.6
  Investment in unconsolidated
    subsidiaries ...................    12,302.1          133.6               --      (12,435.7)               --
  Other assets .....................       110.5        2,171.8         14,086.2          (81.5)         16,287.0
  Separate account assets ..........          --        6,835.9         16,138.9             --          22,974.8
                                     ----------------------------------------------------------------------------
Total Assets .......................    12,426.7       14,446.5        101,200.1      (11,966.3)        116,107.0
                                     ============================================================================

Liabilities:
  Insurance liabilities and
     consumer notes ................          --        5,206.9         70,638.7          429.0          76,274.6
  Debt .............................     1,203.9             --          1,076.7          (95.0)          2,185.6
  Other liabilities ................       179.2          411.2          2,875.8            1.8           3,468.0
  Separate account liabilities .....          --        6,835.9         16,138.9             --          22,974.8
                                     ----------------------------------------------------------------------------
Total Liabilities ..................     1,383.1       12,454.0         90,730.1          335.8         104,903.0

Preferred shareholders's equity
   in subsidiary companies .........          --             --            160.4             --             160.4
Shareholder's equity (1) ...........    11,043.6        1,992.5         10,309.6      (12,302.1)         11,043.6
                                     ----------------------------------------------------------------------------
Total Liabilities, Preferred
Shareholder's Equity in
Subsidiary Companies and
Shareholder's Equity (1) ...........   $12,426.7      $14,446.5       $101,200.1     $(11,966.3)       $116,107.0
                                     ============================================================================

(1) Shareholder's equity includes preferred stock at $0.01 par value per share, 1 share authorized, issued and outstanding at September 30, 2004 and common stock of JHFS at $.01 par value per share, 1,000 shares and 2.0 billion shares authorized, 1,000 and 319.8 million shares issued as of September 30, 2004 and December 31, 2003, respectively, and JHFS treasury stock at cost $1,069.0 million, or 30.0 million shares, at December 31, 2003. JHFS had no treasury stock at September 30, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                      Condensed Consolidating Balance Sheet

                                                     John Hancock
                                     John Hancock   Variable Life                                    Consolidated
                                       Financial      Insurance                                      John Hancock
                                       Services        Company           Other                         Financial
December 31, 2003                     (Guarantor)      (Issuer)      Subsidiaries    Eliminations   Services, Inc.
--------------------------------------------------------------------------------------------------------------------
                                                                     (in millions)

Assets:
  Invested assets ..................   $      5.0     $  4,810.2       $ 67,704.9     $    533.0        $ 73,053.1
  Cash and cash equivalents ........         17.6           49.4          3,036.3           18.3           3,121.6
  Investment in unconsolidated
    subsidiaries ...................      9,045.1          124.6               --       (9,169.7)               --
  Other assets .....................        161.5        1,581.7          9,875.6         (209.2)         11,409.6
  Separate account assets ..........           --        6,881.9         17,240.0             --          24,121.9
                                    ------------------------------------------------------------------------------
Total Assets .......................   $  9,229.2     $ 13,447.8       $ 97,856.8     $ (8,827.6)       $111,706.2
                                    ==============================================================================
Liabilities:
  Insurance liabilities and
    consumer notes .................           --     $  4,715.0       $ 66,822.2     $    438.1        $ 71,975.3
  Debt .............................   $    975.3             --          1,015.0          (95.0)          1,895.3
  Other liabilities ................         38.2          598.1          4,826.9         (125.6)          5,337.6
  Separate account liabilities .....           --        6,881.9         17,240.0             --          24,121.9
                                    ------------------------------------------------------------------------------
Total Liabilities ..................      1,013.5       12,195.0         89,904.1          217.5         103,330.1

Preferred shareholders' equity
  in subsidiary companies ..........           --             --            160.4             --             160.4
Shareholders' equity (1) ...........      8,215.7        1,252.8          7,792.3       (9,045.1)          8,215.7
                                    ------------------------------------------------------------------------------
Total Liabilities, Preferred
Shareholders' Equity in
Subsidiary Companies and
Shareholders' Equity (1) ...........   $  9,229.2     $ 13,447.8       $ 97,856.8     $ (8,827.6)       $111,706.2
                                    ==============================================================================

(1) Shareholder's equity includes preferred stock at $0.01 par value per share, 1 share authorized, issued and outstanding at September 30, 2004 and common stock of JHFS at $.01 par value per share, 1,000 shares and 2.0 billion shares authorized, 1,000 and 319.8 million shares issued as of September 30, 2004 and December 31, 2003, respectively, and JHFS treasury stock at cost $1,069.0 million, or 30.0 million shares, at December 31, 2003. JHFS had no treasury stock at September 30, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                       John Hancock
                                       John Hancock   Variable Life                                    Consolidated
                                         Financial      Insurance                                      John Hancock
For the Three Month Period Ended         Services        Company           Other                         Financial
September 30, 2004                      (Guarantor)      (Issuer)      Subsidiaries    Eliminations   Services, Inc.
---------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)

Revenues
  Premiums .........................           --     $     14.7       $  1,101.8      $     0.2        $  1,116.7
  Universal life and investment-
    type product fees ..............           --           91.3            136.3            0.2             227.8
  Net investment income ............   $      0.3           56.7            888.5            6.7             952.2
  Net realized investment and
    other gains (losses) ...........           --           (9.7)           (42.2)          (1.2)            (53.1)
  Investment management
    revenues, commissions
    and other fees .................           --             --            143.8             --             143.8
  Other revenue ....................           --             --             62.9             --              62.9
                                    ------------------------------------------------------------------------------
Total revenues .....................          0.3          153.0          2,291.1            5.9           2,450.3

Benefits and expenses
  Benefits to policyholders ........           --           65.1          1,429.0            5.1           1,499.2
  Other operating costs and
    expenses .......................         13.7           25.3            399.7           (0.3)            438.4
  Amortization of deferred policy
    acquisition costs and value
    of business acquired............           --           14.8             54.8            0.4              70.0
  Dividends to policyholders .......           --            4.9            121.1             --             126.0
                                    ------------------------------------------------------------------------------
Total benefits and expenses ........         13.7          110.1          2,004.6            5.2           2,133.6

  Income (loss) before income
    taxes ..........................        (13.4)          42.9            286.5            0.7             316.7
  Income taxes .....................         (3.9)          15.3            137.9            0.1             149.4
                                    ------------------------------------------------------------------------------
  Net income (loss) after
    income taxes ...................         (9.5)          27.6            148.6            0.6             167.3

  Equity in the net income of
    unconsolidated subsidiaries ....        176.8            0.6               --         (177.4)               --
                                    ------------------------------------------------------------------------------

Net income .........................   $    167.3     $     28.2       $    148.6      $  (176.8)       $    167.3
                                    ==============================================================================

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
--------------------------------------------------------------------------------------------------------------------
                                                                     (in millions)

Revenues
  Premiums .........................           --     $     14.6       $  1,019.4     $      0.3        $  1,034.3
  Universal life and investment-
    type product fees ..............           --           86.4            123.0            0.1             209.5
  Net investment income ............           --           71.0            959.1            8.4           1,038.5
  Net realized investment and
    other gains (losses) ...........           --          (10.5)           (40.6)          (7.2)            (58.3)
  Investment management
    revenues, commissions and
    other fees .....................           --             --            138.9             --             138.9
  Other revenue ....................           --            0.1             67.2           (0.1)             67.2
                                    ------------------------------------------------------------------------------
Total revenues .....................           --          161.6          2,267.0            1.5           2,430.1

Benefits and expenses
  Benefits to policyholders ........           --           86.8          1,430.9            5.2           1,522.9
  Other operating costs and
    expenses .......................   $     (1.1)          21.1            416.5            0.5             437.0
  Amortization of deferred policy
    acquisition costs and value
    of business acquired ...........           --            2.8             64.2             --              67.0
  Dividends to policyholders .......           --            4.3            156.6            0.1             161.0
                                    ------------------------------------------------------------------------------
Total benefits and expenses ........         (1.1)         115.0          2,068.2            5.8           2,187.9

  Income before income taxes .......          1.1           46.6            198.8           (4.3)            242.2
  Income taxes .....................         (1.3)          15.7             38.7           (1.7)             51.4
                                    ------------------------------------------------------------------------------
    Net income (loss) after
      income taxes .................          2.4           30.9            160.1           (2.6)            190.8

  Equity in the net income of
    unconsolidated subsidiaries ....        188.4           (2.6)              --         (185.8)               --
                                    ------------------------------------------------------------------------------

Net income .........................   $    190.8     $     28.3       $    160.1     $   (188.4)       $    190.8
                                    ==============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                      John Hancock
                                       John Hancock   Variable Life                                   Consolidated
                                        Financial       Insurance                                     John Hancock
For the Period From April 29, 2004       Services        Company         Other                         Financial
Through September 30, 2004             (Guarantor)      (Issuer)      Subsidiaries    Eliminations   Services, Inc.
---------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)

Revenues
  Premiums .........................           --     $     27.9       $  1,815.7     $      0.5        $  1,844.1
  Universal life and investment-
    type product fees ..............           --          150.5            236.4            0.4             387.3
  Net investment income ............   $      0.2          101.9          1,483.8           11.1           1,597.0
  Net realized investment and
    other gains (losses) ...........           --           (8.7)           (56.4)          (2.1)            (67.2)
  Investment management
    revenues, commissions and
    other fees .....................           --             --            236.3             --             236.3
  Other revenue ....................           --             --            102.1             --             102.1
                                    ------------------------------------------------------------------------------
Total revenues .....................          0.2          271.6          3,817.9            9.9           4,099.6

Benefits and expenses
  Benefits to policyholders ........           --          117.6          2,360.2            8.4           2,486.2
  Other operating costs and
    expenses .......................         29.8           47.7            644.5           (0.1)            721.9
  Amortization of deferred policy
    acquisition costs and value
    of business acquired ...........           --           15.0            110.5            0.5             126.0
  Dividends to policyholders .......           --            7.8            205.2             --             213.0
                                    ------------------------------------------------------------------------------
Total benefits and expenses ........         29.8          188.1          3,320.4            8.8           3,547.1

  Income (loss) before income
    taxes ..........................        (29.6)          83.5            497.5            1.1             552.5
  Income taxes .....................         (8.4)          27.3            232.1            0.3             251.3
                                    ------------------------------------------------------------------------------
  Net income (loss) after
    income taxes ...................        (21.2)          56.2            265.4            0.8             301.2

  Equity in the net income of
    unconsolidated subsidiaries ....        322.4            0.8               --         (323.2)               --
                                    ------------------------------------------------------------------------------

Net income .........................   $    301.2     $     57.0       $    265.4     $   (322.4)       $    301.2
                                    ==============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                        John Hancock
                                        John Hancock   Variable Life                                   Consolidated
                                         Financial       Insurance                                     John Hancock
For the Period From January 1, 2004       Services        Company          Other                        Financial
Through April 28, 2004                  (Guarantor)       (Issuer)      Subsidiaries   Eliminations   Services, Inc.
--------------------------------------------------------------------------------------------------------------------
                                                                         (in millions)

Revenues
  Premiums .........................           --     $     26.4       $  1,364.0     $     (1.0)       $  1,389.4
  Universal life and investment-
    type product fees ..............           --          132.2            206.2            0.2             338.6
  Net investment income ............   $      0.1          101.9          1,339.2           11.0           1,452.2
  Net realized investment and
    other gains (losses) ...........           --           (1.4)            86.7            0.3              85.6
  Investment management
    revenues, commissions and
    other fees .....................           --             --            195.3             --             195.3
  Other revenue ....................           --            0.1             94.3             --              94.4
                                    ------------------------------------------------------------------------------
Total revenues .....................          0.1          259.2          3,285.7           10.5           3,555.5

Benefits and expenses
  Benefits to policyholders ........           --          121.2          2,015.3            6.5           2,143.0
  Other operating costs and
    expenses .......................         65.8           36.1            551.7            0.3             653.9
  Amortization of deferred policy
    acquisition costs and value
    of business aquired ............           --           33.0            134.6             --             167.6
  Dividends to policyholders .......           --            6.2            156.9             --             163.1
                                    ------------------------------------------------------------------------------
Total benefits and expenses ........         65.8          196.5          2,858.5            6.8           3,127.6

  Income (loss) before income
    taxes  and cumulative effect
    of accounting change ...........        (65.7)          62.7            427.2            3.7             427.9
  Income taxes .....................        (17.1)          20.6            123.1            1.2             127.8
                                    ------------------------------------------------------------------------------
    Net income (loss) before
      cumulative effect of
      accounting change ............        (48.6)          42.1            304.1            2.5             300.1

Cumulative effect of accounting
    change, net of tax .............           --           (3.0)            40.0             --              37.0

  Equity in the net income of
    unconsolidated subsidiaries ....        385.7            2.5               --         (388.2)               --
                                    ------------------------------------------------------------------------------

Net income .........................   $    337.1     $     41.6       $    344.1     $   (385.7)       $    337.1
                                    ==============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                   Condensed Consolidating Statement of Income

                                                        John Hancock
                                        John Hancock   Variable Life                                   Consolidated
                                         Financial       Insurance                                     John Hancock
For the Nine Month Period Ended           Services        Company          Other                        Financial
September  30, 2003                     (Guarantor)       (Issuer)      Subsidiaries   Eliminations   Services, Inc.
----------------------------------------------------------------------------------------------------------------------

Revenues
  Premiums .........................           --     $     45.4       $  2,737.3     $     (0.3)       $  2,782.4
  Universal life and investment-
    type product fees ..............           --          259.2            358.1            0.5             617.8
  Net investment income ............   $      0.1          203.5          2,887.6           25.9           3,117.1
  Net realized investment and
    other gains (losses) ...........           --          (14.3)           112.5           (4.1)             94.1
  Investment management
    revenues, commissions and
    other fees .....................           --             --            393.0             --             393.0
  Other revenue ....................           --            0.1            199.7             --             199.8
                                    ------------------------------------------------------------------------------
Total revenues .....................          0.1          493.9          6,688.2           22.0           7,204.2

Benefits and expenses
  Benefits to policyholders ........           --          253.5          4,005.0           15.8           4,274.3
  Other operating costs and
    expenses .......................         32.5           66.2          1,146.3            1.3           1,246.3
  Amortization of deferred policy
    acquisition costs and value
    of business acquired ...........           --           46.3            179.4            0.1             225.8
  Dividends to policyholders .......           --           12.8            430.8             --             443.6
                                    ------------------------------------------------------------------------------
Total benefits and expenses ........         32.5          378.8          5,761.5           17.2           6,190.0

  Income (loss) before income taxes         (32.4)         115.1            926.7            4.8           1,014.2
  Income taxes .....................        (15.0)          38.8            255.1            1.4             280.3
                                    ------------------------------------------------------------------------------
    Net income (loss) after
      income taxes .................        (17.4)          76.3            671.6            3.4             733.9

  Equity in the net income of
    unconsolidated subsidiaries ....        751.3            3.4               --         (754.7)               --
                                    ------------------------------------------------------------------------------

Net income .........................   $    733.9     $     79.7       $    671.6     $   (751.3)       $    733.9
                                    ==============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                                            John Hancock
                                             John Hancock  Variable Life                                   Consolidated
                                              Financial      Insurance                                     John Hancock
For the Period From April 29, 2004             Services       Company          Other                        Financial
Through September 30, 2004                   (Guarantor)      (Issuer)      Subsidiaries   Eliminations   Services, Inc.
------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)

Net income ...............................      $ 301.2         $ 57.0         $  265.4        $(322.4)         $  301.2
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Amortization of discount-fixed
      maturities .........................           --           34.5            248.6           (2.1)            281.0
    Equity in net income of
      unconsolidated subsidiaries ........       (322.4)          (0.8)              --          323.2                --
    Net realized investment and
      other losses .......................           --            8.7             56.4            2.1              67.2
    Change in  value of business
      acquired and deferred policy
      acquisition costs ..................           --          (61.6)          (135.7)            --            (197.3)
    Depreciation and amortization ........          1.1           14.8            111.0            0.2             127.1
    Net cash flows from trading
      securities .........................           --             --            (60.7)            --             (60.7)
    Increase in accrued investment
      income .............................           --            0.7           (228.2)           0.7            (226.8)
    Decrease (increase) in premiums
      and accounts receivable ............         (0.5)           0.3             (7.3)            --              (7.5)
    (Increase)decrease in other assets
      and other liabilities, net .........       (170.1)          11.5            (24.3)          (3.9)           (186.8)
    Increase in policy liabilities
      and accruals, net ..................           --           71.7            631.8           (6.0)            697.5
    Increase(decrease) in income taxes ...        (51.1)          (2.3)           286.4           (1.5)            231.5
                                          ------------------------------------------------------------------------------
    Net cash (used in) provided by
      operating activities ...............       (241.8)         134.5          1,143.4           (9.7)          1,026.4

Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ..           --          112.5          1,063.6           10.3           1,186.4
    Equity securities available-for-sale .           --           15.0            185.5            1.1             201.6
    Real estate ..........................           --             --              4.8             --               4.8
    Short term investments and other
      invested assets ....................          3.5            9.4            145.4            0.5             158.8
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities
      available-for-sale .................           --           90.7          2,118.0           13.4           2,222.1
    Short term investments and other
      invested assets ....................           --          (22.5)           103.8             --              81.3
    Mortgage loans on real estate ........           --           52.7            573.7            2.8             629.2

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                             John Hancock
                                              John Hancock   Variable Life                                   Consolidated
                                               Financial       Insurance                                     John Hancock
For the Period From April 29, 2004              Services        Company          Other                        Financial
Through September 30, 2004                    (Guarantor)       (Issuer)      Subsidiaries   Eliminations   Services, Inc.
--------------------------------------------------------------------------------------------------------------------------
                                                                         (in millions)
Purchases of:
  Fixed maturities available-for-sale ....      $   0.4        $(303.6)       $(3,065.2)       $ (18.9)        $(3,387.3)
  Equity securities available-for-sale ...           --          (14.0)           (35.1)            --             (49.1)
  Real estate ............................           --             --           (111.2)            --            (111.2)
  Short term investments and
    other invested assets ................           --          (11.7)          (176.1)          (1.2)           (189.0)
  Mortgage loans on real estate
    issued ...............................           --          (94.8)        (1,036.7)         (11.6)         (1,143.1)
  Other, net .............................           --           (3.6)           (39.8)           4.9             (38.5)
  Capital contributed to
    unconsolidated subsidiaries ..........         (9.5)            --               --            9.5                --
  Dividends received from
    unconsolidated subsidiaries ..........         19.8             --               --          (19.8)               --
  Net cash received related to sale
    of business ..........................         35.0             --               --             --              35.0
                                          ------------------------------------------------------------------------------
  Net cash provided by (used in)
    investing activities .................         49.2         (169.9)          (269.3)          (9.0)           (399.0)

  Cash flows from financing activities:
  Capital contributions paid by
    parent ...............................           --             --              9.5           (9.5)               --
  Dividends paid to parent ...............           --             --            (19.8)          19.8                --
  Universal life and investment-
    type contract deposits ...............           --          400.3          1,346.6             --           1,746.9
  Universal life and investment-
    type contract maturities and
    withdrawals ..........................           --         (214.0)        (3,303.0)           0.3          (3,516.7)
  Issuance of consumer notes .............           --             --            317.3             --             317.3
  Increase in bank deposits ..............           --             --             67.8             --              67.8
  Issuance of short-term debt ............           --             --             88.7             --              88.7
  Repayment of short-term debt ...........           --          (80.0)           (30.4)          80.0             (30.4)
  Issuance of long-term debt .............           --             --              2.1             --               2.1
  Repayment of long-term debt ............           --             --             (2.4)            --              (2.4)
  Net increase in commercial
    paper ................................        187.2             --               --             --             187.2
                                          ------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities .................        187.2          106.3         (1,523.6)          90.6          (1,139.5)

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                             John Hancock
                                            John Hancock    Variable Life                                   Consolidated
                                              Financial       Insurance                                     John Hancock
For the Period From April 29, 2004            Services         Company          Other                        Financial
Through September 30, 2004                   (Guarantor)       (Issuer)     Subsidiaries    Eliminations   Services, Inc.
-------------------------------------------------------------------------------------------------------------------------
                                                                       (in millions)
Net (decrease) increase in cash and
  cash equivalents .......................   $     (5.4)    $     70.9       $   (649.5)    $     71.9        $   (512.1)

Cash and cash equivalents at
  beginning of period ....................          0.9            0.8          2,072.7          (64.7)          2,009.7
                                          ------------------------------------------------------------------------------

Cash and cash equivalents at end of
  period .................................   $     (4.5)    $     71.7       $  1,423.2     $      7.2        $  1,497.6
                                          ==============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                                            John Hancock
                                             John Hancock  Variable Life                                   Consolidated
                                              Financial      Insurance                                     John Hancock
For the Period From January 1, 2004            Services       Company          Other                        Financial
Through April 28, 2004                       (Guarantor)      (Issuer)      Subsidiaries   Eliminations   Services, Inc.
------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)

Net income ...............................   $    337.1     $     41.6       $    344.1     $   (385.7)       $    337.1
  Adjustments to reconcile net
    income to net cash provided by (used
    in) operating activities:
    Amortization of discount-fixed
      maturities .........................           --           (4.3)             5.2           (0.2)              0.7
    Equity in net income of
      unconsolidated subsidiaries ........       (385.7)          (2.5)              --          388.2                --
    Net realized investment and other
      losses .............................           --            1.1            (86.6)          (0.1)            (85.6)

    Change in accounting principle .......           --            3.0            (40.0)            --             (37.0)
    Change in deferred policy
      acquisition costs and value of
      business acquired ..................           --           (9.6)           (48.8)            --             (58.4)
    Depreciation and amortization ........          0.4            0.5             22.5            0.3              23.7
    Net cash flows from trading
      securities .........................           --             --             (6.7)            --              (6.7)
    Increase in accrued investment
      income .............................           --          (13.1)           (53.1)          (0.4)            (66.6)
    Decrease (increase) in premiums
      and accounts receivable ............           --            0.4             20.3            0.4              21.1
    (Increase)decrease in other assets
      and other liabilities, net .........        264.3          (58.6)          (184.2)          11.2              32.7
    Increase in policy liabilities and
      accruals, net ......................           --           42.8            532.6            6.0             581.4
    Increase(decrease) in income taxes ...         (7.3)           4.2            130.6            4.8             132.3
                                          ------------------------------------------------------------------------------
      Net cash provided by
        operating activities .............        208.8            5.5            635.9           24.5             874.7

Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ..           --           83.3          2,760.4            5.5           2,849.2
    Equity securities available-for-sale .           --           14.9            214.9             --             229.8
    Real estate ..........................           --            2.1             95.6             --              97.7
    Short term investments and other
      invested assets ....................          5.0            6.0            121.4            1.0             133.4
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity ....           --            0.3             40.7            0.2              41.2
    Fixed maturities available for sale ..           --           81.9          1,487.9           23.7           1,593.5
    Short term investments and other
      invested assets ....................           --           26.2             98.5                            124.7
    Mortgage loans on real estate ........           --            6.5            674.6            3.6             684.7

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                           John Hancock
                                           John Hancock   Variable Life                                    Consolidated
                                             Financial      Insurance                                      John Hancock
For the Period From January 1, 2004          Services        Company          Other                         Financial
Through April 28, 2004                      (Guarantor)      (Issuer)      Subsidiaries    Eliminations   Services, Inc.
-----------------------------------------------------------------------------------------------------------------------
                                                                     (in millions)
Purchases of:
    Fixed maturities held to maturity ....           --             --       $     (0.5)            --        $     (0.5)
    Fixed maturities available-for-sale ..   $    (19.0)    $   (213.5)        (6,190.2)    $    (42.5)         (6,465.2)
    Equity securities
      available-for-sale .................           --          (17.9)          (116.3)            --            (134.2)
    Real estate ..........................           --           (0.1)            (6.8)            --              (6.9)
    Short term investments and
      other invested assets ..............           --         (198.7)          (459.2)          (0.9)           (658.8)
    Mortgage loans on real estate
      issued .............................           --          (54.4)          (620.5)          (5.6)           (680.5)
    Other, net ...........................           --          (72.1)           223.2           (3.1)            148.0
    Capital contributed to
      unconsolidated subsidiaries ........         (7.0)            --               --            7.0                --
    Dividends received from
      unconsolidated subsidiaries ........        100.0             --               --         (100.0)               --
                                          ------------------------------------------------------------------------------
      Net cash provided by (used in)
        investing activities .............         79.0         (335.5)        (1,676.3)        (111.1)         (2,043.9)

    Cash flows from financing activities:
    Capital contributions paid by
      parent .............................           --             --              7.0           (7.0)               --
    Acquisition of treasury stock ........        (33.1)            --               --             --             (33.1)
    Dividends paid to parent .............           --             --           (100.0)         100.0                --
    Universal life and
      investment-type contract
      deposits ...........................           --          400.4          2,059.4             --           2,459.8
    Universal life and
      investment-type contract
      maturities and withdrawals .........           --         (199.0)        (2,312.7)          (9.4)         (2,521.1)
    Issuance of consumer notes ...........           --             --            372.2             --             372.2
    Increase in bank deposits ............           --             --             93.6             --              93.6
    Issuance of short-term debt ..........           --           88.0               --          (88.0)               --
    Repayment of short-term debt .........           --           (8.0)           (41.8)           8.0             (41.8)
    Issuance of long-term debt ...........           --             --              0.3             --               0.3
    Repayment of long-term debt ..........           --             --             (1.2)            --              (1.2)
    Net decrease in commercial paper .....       (271.4)            --               --             --            (271.4)
                                          ------------------------------------------------------------------------------
    Net cash (used in) provided by
      financing activities ...............   $   (304.5)    $    281.4       $     76.8     $      3.6        $     57.3

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                             John Hancock
                                             John Hancock   Variable Life                                    Consolidated
                                              Financial       Insurance                                      John Hancock
For the Period From January 1, 2004            Services        Company          Other                         Financial
Through April 28, 2004                       (Guarantor)       (Issuer)      Subsidiaries    Eliminations   Services, Inc.
--------------------------------------------------------------------------------------------------------------------------
                                                                    (in millions)

Net decrease in cash and cash
  equivalents ............................   $    (16.7)    $    (48.6)      $   (963.6)    $    (83.0)       $ (1,111.9)

Cash and cash equivalents at
  beginning of period ....................         17.6           49.4          3,036.3           18.3           3,121.6
                                          ------------------------------------------------------------------------------

Cash and cash equivalents at end
  of period ..............................   $      0.9     $      0.8       $  2,072.7     $    (64.7)       $  2,009.7
                                          ==============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Information Provided in Connection with Market Value Annuity of John
           Hancock Variable Life Insurance Company - (Continued)

                 Condensed Consolidating Statement of Cash Flows

                                                           John Hancock
                                           John Hancock   Variable Life                                    Consolidated
                                            Financial       Insurance                                      John Hancock
For the Nine Month Period Ended              Services        Company          Other                         Financial
September 30, 2003                         (Guarantor)       (Issuer)      Subsidiaries    Eliminations   Services, Inc.
------------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)

Net income ...............................   $    733.9     $     79.7       $    671.6     $   (751.3)       $    733.9
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Amortization of discount-fixed
      maturities .........................           --           (7.7)           (16.7)            --             (24.4)
    Equity in net income of
      unconsolidated subsidiaries ........       (751.3)          (3.4)              --          754.7                --
    Net realized investment and other
      (gains) losses .....................           --           14.3           (112.5)           4.1             (94.1)
    Change in deferred policy
      acquisition costs ..................           --          (64.7)          (255.8)           0.1            (320.4)
    Depreciation and amortization ........          1.2            1.5             41.4             --              44.1
    Net cash flows from trading
      securities .........................           --             --           (101.5)            --            (101.5)
    Increase in accrued investment
      income .............................           --          (20.1)          (136.5)          (0.1)           (156.7)
    Decrease (increase) in premiums and
      accounts receivable ................          3.8            2.2            (59.8)           0.7             (53.1)
    Increase (decrease) in other
      assets and other liabilities, net ..         18.8          (46.6)          (178.4)          39.3            (166.9)
    Increase in policy liabilities
      and accruals, net ..................           --          117.2          1,586.2           12.8           1,716.2
    Increase(decrease) in income taxes ...          5.3           44.6            122.6           (6.5)            166.0
                                              --------------------------------------------------------------------------
      Net cash provided by
        operating activities .............         11.7          117.0          1,560.6           53.8           1,743.1

Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ..           --          494.4          8,965.6           21.7           9,481.7
    Equity securities available-for-sale .           --           33.3            223.9             --             257.2
    Real estate ..........................           --             --             97.5             --              97.5
    Short term investments and other
      invested assets ....................           --            7.4            155.2             --             162.6
    Home Office properties ...............           --             --            887.6             --             887.6
Maturities, prepayments, and scheduled
redemptions of:
    Fixed maturities held-to-maturity ....           --            1.2            189.1            0.6             190.9
    Fixed maturities
    available-for-sale ...................           --          152.4          2,713.4           36.7           2,902.5
    Short term investments and other
      invested assets ....................           --             --            816.3            0.6             816.9
    Mortgage loans on real estate ........           --           50.5            916.3            9.8             976.6

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
------------------------------------------------------------------------------------------------------------------------
                                                                     (in millions)
Purchases of:
   Fixed maturities held-to-maturity .....           --             --       $    (77.3)            --        $    (77.3)
   Fixed maturities available-for-sale ...           --     $ (1,363.2)       (14,823.8)    $    (48.3)        (16,235.3)
   Equity securities
    available-for-sale ...................           --          (61.7)          (198.5)          (0.4)           (260.6)
   Real estate ...........................           --           (0.1)           (32.6)            --             (32.7)
   Short term investments and
     other invested assets ...............           --          (44.6)        (1,259.3)          (2.0)         (1,305.9)
   Mortgage loans on real estate
     issued ..............................           --         (171.2)        (1,344.9)          (6.1)         (1,522.2)
   Net cash paid related to
     acquisition of business .............           --             --             (3.8)            --              (3.8)
   Other, net ............................           --           (8.9)          (158.2)          (0.2)           (167.3)
   Capital contributed to
     unconsolidated subsidiaries .........   $    (39.4)            --               --           39.4                --
   Dividends received from
     unconsolidated subsidiaries .........        100.0             --               --         (100.0)               --
                                          ------------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities ..............         60.6         (910.5)        (2,933.5)         (48.2)         (3,831.6)

   Cash flows from financing activities:
   Capital contributions paid by
     parent ..............................           --             --             39.4          (39.4)               --
   Acquisition of treasury stock .........        (11.8)            --               --             --             (11.8)
   Dividends paid on common stock ........           --             --           (100.0)         100.0                --
   Universal life and investment-type
     contract deposits ...................           --          858.4          6,219.5             --           7,077.9
   Universal life and investment-type
     contract maturities and
     withdrawals .........................           --         (294.6)        (4,985.5)         (23.9)         (5,304.0)
   Issuance of consumer notes ............           --             --            769.4             --             769.4
   Issuance of short-term debt ...........           --          113.0            148.4         (113.0)            148.4
   Repayment of short-term debt ..........           --          (77.0)          (127.9)          77.0            (127.9)
   Repayment of long-term debt ...........           --             --             (4.6)            --              (4.6)
   Net decrease in commercial paper ......        (59.5)            --               --             --             (59.5)
                                          ------------------------------------------------------------------------------
   Net cash (used in) provided by
     financing activities ................        (71.3)         599.8          1,958.7            0.7           2,487.9

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
-------------------------------------------------------------------------------------------------------------------------
                                                                    (in millions)

   Net increase (decrease) in cash
    and cash equivalents .................   $      1.0     $   (193.7)      $    585.8     $      6.3        $    399.4

Cash and cash equivalents at
  beginning of period ....................         14.6          200.7            973.1            2.2           1,190.6
                                          ------------------------------------------------------------------------------

Cash and cash equivalents at end
  of period ..............................   $     15.6     $      7.0       $  1,558.9     $      8.5        $  1,590.0
                                          ==============================================================================

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

At September 30, 2004 and December 31, 2003, the Company had the following variable life contracts with guarantees. For guarantees of amounts in the event of death, the net amount at risk is defined as the excess of the initial sum insured over the current sum insured for fixed premium variable life contracts, and, for other variable life contracts, is equal to the sum insured when the account value is assumed to be zero and the policy is still in force.

                                                   September 30,    December 31,
                                                        2004            2003
                                                   -----------------------------
                                                   (in millions, except for age)
Life contracts with guaranteed benefits
In the event of death
Account value..................................       $6,381.3      $6,249.4
Net amount at risk related to deposits ........         $130.2        $106.2
Average attained age of contractholders .......             44            46

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

At September 30, 2004 and December 31, 2003, the Company had the following variable contracts with guarantees. (Note that the Company's variable annuity contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) For guarantees of amounts in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is defined as the guaranteed minimum accumulation balance minus the current account balance.

                                                          September 30,   December 31,
                                                              2004           2003
                                                      -----------------------------------------
                                                      (in millions, except for age and percent)
Return of net deposits
In the event of death
 Account value .....................................       $7,001.1         $6,776.9
 Net amount at risk ...............................          $485.1           $359.9
 Average attained age of contractholders ..........              58               58

Return of net deposits plus a minimum return
In the event of death
 Account value ....................................          $955.1         $1,051.7
 Net amount at risk ...............................          $246.3           $230.7
 Average attained age of contractholders ..........              64               63
 Guaranteed minimum return rate ...................              5%               5%
Accumulation at specified date
 Account value.....................................          $657.9           $636.0
 Net amount at risk................................           $22.3            $20.3
 Average attained age of contractholders...........              58               55
 Range of guaranteed minimum return rates..........              --                -
At annuitization
 Account value ....................................           200.3           $169.4
 Net amount at risk ...............................              --                -
 Average attained age of contractholders...........              57               57
 Range of guaranteed minimum return rates .........            4-5%             4-5%

Highest specified anniversary account value
minus withdrawals post anniversary
In the event of death
 Account value ....................................        $4,300.5         $3,959.3
 Net amount at risk ...............................          $545.8           $566.2
 Average attained age of contractholders ..........              57               56

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 12 -- Certain Separate Accounts - (Continued)

Account balances of variable contracts with guarantees were invested in variable separate accounts in various mutual funds which included foreign and domestic equities and bonds as shown below:

                                                              September 30, 2004   December 31, 2003
                                                              --------------------------------------
Type of Fund                                                        Amount              Amount
                                                                    ------              ------
                                                                         (in millions)

Domestic Equity - Growth Funds.......................             $ 3,358.1            $ 3,409.0
Domestic Bond Funds..................................               2,634.4              2,737.9
Domestic Equity - Growth & Income Funds..............               2,261.0              2,341.2
Balanced Investment Funds............................               2,869.8              2,840.5
Domestic Equity - Value Funds........................                 978.2                865.0
Canadian Equity Funds................................               1,863.4              1,555.3
International Equity Funds...........................                 873.7                853.2
International Bond Funds.............................                 106.7                107.3
Hedge Funds..........................................                  37.9                 22.7
                                                                ------------         -----------
 Total ..............................................             $14,983.2            $14,732.1
                                                                ============         ===========

The following summarizes the liabilities for guarantees on variable contracts reflected in the general account:

                                                      Guaranteed    Guaranteed    Guaranteed
                                                        Minimum      Minimum       Minimum
                                                         Death     Accumulation     Income
                                                        Benefit      Benefit       Benefit
                                                        (GMDB)        (GMAB)        (GMIB)      Totals
                                                      -------------------------------------------------
                                                                          (in millions)

Balance at January 1, 2004 .....................        $32.9         $45.9         $ 1.0        $79.8
Incurred guarantee benefits ....................          5.3           7.6           0.5         13.4
Fair value adjustment at Manulife acquisition ..          4.0            --            --          4.0
Paid guarantee benefits ........................         (7.2)           --            --         (7.2)
                                                        -----         -----         -----        -----
Balance at September 30, 2004 ..................        $35.0         $53.5         $ 1.5        $90.0
                                                        =====         =====         =====        =====

The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the GMDB liability at September 30, 2004.

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

o Annuity mortality was assumed to be 100% of the Annuity 2000 Table for the Life Company annuities and 100% of the a-83 Basic Table for Maritime annuities.

o Annuity lapse rates vary by contract type and duration and range from 1% to 20%.

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

Note 13 -- Subsequent Event

In October 2004, Manulife restructured its direct ownership of JHFS. As part of the restructuring John Hancock Holdings, LLC, a Delaware LLC, a wholly-owned subsidiary of Manulife, was formed as an intermediate holding company to hold the shares of JHFS. The transaction had no financial impact on the Company.

As a result of integration of operations between the Company and its parent, Manulife, the Company is in negotiations to sell its China operations. The Company is divesting itself of its operations in China to accommodate Chinese law, which allows only one license per Company. Manulife had an operation in China prior to the merger with John Hancock.

Refer to the Related Party footnote to the unaudited consolidated financial statements in this Form 10-Q for discussion of progress of amalgamation of subsidiaries into Manulife subsequent to quarter end.

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

      The determination of the purchase adjustments relating to investments included utilization of independent price quotes where available and management's own estimates and assumptions where independent price quotes were unavailable. Other purchase adjustments also required significant management estimates and assumptions. The purchase adjustments relating to intangible assets, including goodwill, value of business acquired (VOBA), brand name and others, and to liabilities, including policyholder reserves, and others, required management to exercise significant judgment in assessing fair values.

      The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus the allocation of the purchase price is subject to refinement.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      Intangible Assets

      The Company recognizes several intangible assets, all of which resulted from business combinations. Valuation, and where applicable, amortization of these assets require significant management estimates and judgment.

      Unamortizable assets include goodwill, brand name and investment management contracts. Goodwill is the excess of the cost to Manulife over the fair value of the Company's identifiable assets acquired by Manulife in the recent merger. Brand name is the fair value assigned to the Company's trademark and trade name. Investment management contracts are fair values of the investment management relationships between the Company and each of the mutual funds managed by the Company.

      Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to the Company's businesses acquired by Manulife in the recent merger. VOBA has weighted average lives ranging from 6 to 17 years for various insurance businesses. Distribution networks are fair values assigned to the Company's networks of sales agents and producers responsible for procuring business. Distribution networks have weighted average lives of 21 years. Other investment management contracts are the fair values assigned to the Company's individual and group benefit contracts managed by its Canadian subsidiary. Other investment management contracts have weighted average lives of 9 years. Collectively, these amortizable intangible assets have a weighted average life of 14.7 years.

      The Company will test unamortizable intangible assets for impairment on an annual basis, and also in response to any events which both suggest that these assets may be impaired (triggering events). Amortizable intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment testing program set forth in SFAS No. 142 "Goodwill and Other Intangible Assets." VOBA and the Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an asset's fair value is deemed to be less than its carrying value.

      Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA) Assets

Costs that vary with, and are related primarily to, the production of new business are deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company has also recorded intangible assets representing the present value of estimated future profits of insurance policies inforce related to business acquired. The Company tests the recoverability of its DAC and VOBA assets quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC and VOBA on term life and long-term care insurance ratably with premiums. We amortize DAC and VOBA on our annuity products and retail life insurance, other than term life insurance policies, based on a percentage of the estimated gross profits over the lives of the policies. These policy lives are, generally, up to thirty years for products supporting DAC and VOBA. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC, VOBA and unearned revenue on these policies such that the percentage of gross profits realized compared to the amount of DAC, VOBA and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC and VOBA to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. As actual results for market experience or asset growth fluctuate significantly from historical trends and the long-term assumptions made in calculating expected gross profits, management changes these assumptions periodically, as necessary.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in our consolidated balance sheets, equal to $51,569.5 million, or 49.2%, of total liabilities as of September 30, 2004. Changes in this liability are generally reflected in the benefits to policyholders in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business, or the Company is acquired. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

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

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an other than temporary impairment. To assist in identifying these impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value has been less than ninety percent of amortized cost for three months or more to determine whether other than temporary impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer Chief Credit Officer, and other senior management. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

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

      The assumed discount rate is set based on the published December 31st Moody's Investor Services long-term corporate bond yield for rating category Aa. The discount rate used in the April 28, 2004 mark to market of 2004's net periodic pension cost was 6.0%. The discount rate originally in effect for 2004 was 6.25%. A 0.25% increase in the discount rate would decrease pension benefits Projected Benefit Obligation (PBO) and 2004 Net Periodic Pension Cost (NPPC) by approximately $57.6 million and $1.2 million respectively. A 0.25% increase in the discount rate would decrease other post- employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2004 Net Periodic Benefit Cost
(NPBC) by approximately $15.9 million and $1.2 million, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $1.0 million for the period from April 29 through September 30, 2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

      Income Taxes

      Our reported effective tax rate on net income was 47.2% and 21.2% for the three month periods ended September 30, 2004 and 2003 and 38.7% and 27.6% for the nine month periods ended September 30, 2004 and 2003, respectively. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions, changes to reserves that we consider appropriate and related interest. This rate is then applied to our year-to-date operating results.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      A number of years may elapse before a particular matter, for which we have established an accrued liability, is audited and finally resolved. The Internal Revenue Service is currently examining our tax returns for 1999 through 2001.

      While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Our tax reserves are presented in the balance sheet net in the deferred tax asset or in the deferred tax liability for the respective period ends.

Reinsurance

      We reinsure portions of the risks we assume for our protection insurance products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders. The Company's Canadian operation has a maximum individual ordinary life insurance retention of mortality risk of $2.25 million. Group long term disability (LTD) coverage is reinsured for any amounts over $5,250 per month. Lapse reinsurance is also used extensively wherever significant lapse risk exists, e.g. Term to 100 products. A further special war risk reinsurance arrangement applies to a large group client, providing coverage for life and LTD losses in excess of $7.5 million arising from war losses. In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2004, the Company and its Canadian operations are covered by its parent's catastrophic reinsurance under its global catastrophe reinsurance program which covers the entire Manulife group of companies for losses in excess of $50 million up to $150 million. This global catastrophe reinsurance covers all terrorist acts in Canada; in the United States and elsewhere nuclear, biological and chemical terrorist acts are not covered. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

                                          Three Months Ended               Three Months Ended
                                             September 30,                    September 30,
                                         2004                             2003
                                       Proforma          2004           Proforma          2003
                                       ---------------------------------------------------------
                                                             (in millions)

Revenue.........................       $ 2,450.3        $ 2,450.3       $ 2,430.1      $ 2,430.1

Net income......................       $   167.3        $   167.3       $   190.8      $   190.8

                                       Period from April 29,         Period from January 1             Nine Months Ended
                                       through September 30,            through April 28,                 September 30,
                                        2004                          2004                            2003
                                      Proforma         2004         Proforma          2004          Proforma          2003
                                   -----------------------------------------------------------------------------------------------
                                                                           (in millions)

Revenue.........................       $ 4,099.6     $ 4,099.6       $ 3,555.5      $ 3,555.5      $ 7,237.6        $ 7,204.2

Net income......................       $   301.2     $   301.2       $   337.1      $   337.1      $   735.6        $   733.9

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

Subsequent Events

In October 2004, Manulife restructured its direct ownership of JHFS. As part of the restructuring John Hancock Holdings, LLC, a Delaware LLC, a wholly-owned subsidiary of Manulife, was formed as an intermediate holding company to hold the shares of JHFS. The transaction had no financial impact on the Company.

As a result of integration of operations between the Company and its parent, Manulife, the Company is in negotiations to sell its China operations. The Company is divesting itself of its operations in China to accommodate Chinese law, which allows only one license per Company. Manulife had an operation in China prior to the merger with John Hancock.

Refer to the Note 8 - Related Party Transactions in the unaudited consolidated financial statements in this Form 10-Q for a discussion of progress of amalgamation of subsidiaries into Manulife subsequent to September 30, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Results of Operations

      To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the following discussion combines the predecessor period (January 1 through April 28, 2004) with the successor period (April 29 through September 30, 2004) to present combined results for the nine months ended September 30, 2004. The mixture of financial results in this fashion combines historic GAAP and purchase GAAP financial results.

      The tables below present the consolidated results of operations for the periods presented:

                                                                       Three Months Ended      Nine Months Ended
                                                                          September 30,           September 30,
                                                                        2004        2003        2004        2003
                                                                      -------------------------------------------
                                                                                     (in millions)
Revenues
Premiums ..........................................................   $1,116.7    $1,034.3    $3,233.5   $2,782.4
Universal life and investment-type product fees ...................      227.8       209.5       725.9      617.8
Net investment income .............................................      952.2     1,038.5     3,049.2    3,117.1
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and
   value of business acquired, amounts credited to participating pensions contractholders and the policyholder dividend
   obligation (1) .................................................      (53.1)      (58.3)       18.4       94.1
Investment management revenues, commissions, and other fees .......      143.8       138.9       431.6      393.0
Other revenue .....................................................       62.9        67.2       196.5      199.8
                                                                      --------------------    -------------------
      Total revenues ..............................................    2,450.3     2,430.1     7,655.1    7,204.2

Benefits and expenses
Benefits to policyholders, excluding amounts related to net
   realized investment and other gains (losses) credited to
   participating pension contractholders and the policyholder
   dividend obligation (2) ........................................    1,499.2     1,522.9     4,629.2    4,274.3
Other operating costs and expenses ................................      438.4       437.0     1,375.8    1,246.3
Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net
   realized investment and other gains (losses) (3) ...............       70.0        67.0       293.6      225.8
Dividends to policyholders ........................................      126.0       161.0       376.1      443.6
                                                                      --------------------    -------------------
      Total benefits and expenses .................................    2,133.6     2,187.9     6,674.7    6,190.0

Income before income taxes ........................................      316.7       242.2       980.4    1,014.2
Income taxes ......................................................      149.4        51.4       379.1      280.3
                                                                      --------------------    -------------------

Net income before cumulative effect of accounting change ..........      167.3       190.8       601.3      733.9

Cumulative effect of accounting change, net of income tax .........         --          --        37.0         --
                                                                      --------------------    -------------------

      Net income ..................................................   $  167.3    $  190.8    $  638.3   $  733.9
                                                                      ====================    ===================

(1) Net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contractholders and the policyholder dividend obligation of $0.7 million and $(35.5) million for the three months ended September 30, 2004 and 2003, respectively, and $13.3 million and $(33.5) million for the nine months ended September 30, 2004 and 2003, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $9.9 million and $(29.8) million for the three months ended September 30, 2004 and 2003, respectively, and $39.1 million and $(43.0) million for the nine months ended September
      30, 2004 and 2003, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $(9.2) million and $(5.7) million for the three months ended September 30, 2004 and 2003, respectively, and $(25.8) million and $9.5 million for the nine months ended September 30, 2004 and 2003, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

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

      Consolidated income before income taxes increased 30.8%, or $74.5 million, for the three month period ended September 30, 2004 from the prior year. The increase was driven by the impact of purchase accounting on tax preferenced investments held in the Corporate and Other Segment, where income before taxes increased $105.7 million. The benefit to income before income taxes of the application of purchase accounting to tax preferenced investments does not flow through to net income, or income after taxes. The application of purchase accounting to the Company's tax preferenced investments in leveraged leases and service contracts created discounts to cost which are being amortized to net investment income over the term of the contract while provision for income taxes increased for the higher earnings. A second driver of consolidated income before income taxes was the long-term care insurance business which increased $13.9 million on improved investment income and lower amortization of DAC and VOBA driven by purchase accounting (see further discussion in the amortization of DAC and VOBA paragraph below). Partially offsetting these increases to income before income taxes was a decrease in the G&SFP Segment of 80.8%, or $47.7 million. The lower earnings in G&SFP were driven by lower investment income due to the impact of purchase accounting and lower spreads driven by the interest rate environment. In addition, the G&SFP Segment was subjected to increased amortization of VOBA from prior years driven by the impact of purchase accounting. The change in net realized investment and other gains (losses) is the result of $9.9 million fewer impairments of securities. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in the MD&A.

      Premiums increased 8.0%, or $82.4 million, from the prior year. The increase in premiums was due largely to a $77.2 million increase in our Canadian operations driven by the retail protection business. In addition, premiums in the long-term care insurance business increased by $22.3 million, or 8.9%, primarily due to business growth resulting from strong renewal premiums. Premiums also increased in the Corporate and Other Segment by $38.6 million driven by the international group business. The change in Corporate and Other Segment premiums from the prior year includes the impact of fluctuations in currency exchange rates between the Canadian and U.S. dollar for our Canadian operations of $25.9 million. Partially offsetting premium growth was a decrease in the G&SFP Segment of 36.9%, or $40.4 million driven by a decline in sales of structured settlements. Premiums in the traditional life insurance business decreased $15.2 million due to lower single premiums from a lower dividend scale and lower renewal premiums from run off of the closed block. In the Wealth Management Segment premiums decreased $1.3 million on lower sales of single premium immediate annuities.

      Universal life and investment-type product fees increased 8.7%, or $18.3 million, from the prior year. The increase in product fees was driven by a $12.0 million increase in our Canadian operations due primarily to the adoption of SOP 03-1. The adoption of this new accounting standard for long duration contracts requires the reporting of universal life product fees on a received basis, by replacing an "unearned revenue" reserve with a reserve for future policyholder benefits. In addition, product fees on universal life insurance products increased 25.9%, or $9.1 million, due primarily to a $6.7 million increase in cost of insurance fees. Partially offsetting these increases in product fees was a decrease in fees in the retail annuities business of $2.0 million due to lower average account balances for variable annuities.

      Net investment income decreased 8.3%, or $86.3 million, from the prior year. The yield, net of investment expenses, on the general account portfolio decreased to 5.00% from 5.54% from the prior year. The decrease in yields were driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting guidelines, for Manulife's acquisition of JHFS; lower performance in the period on hedge fund of fund investments; at period end the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR) compared to $13 billion at September

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2004, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan; certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) decreased the Company's net portfolio pre-tax yield; the inflow of new cash and reinvestments within the portfolio for the period were invested at rates that were below the portfolio rate. Partially offsetting the decreased yield was an increase in weighted-average invested assets of $1,241.9 million, or 1.66%, from the prior year. For additional analysis regarding net investment income, see below and the discussion under General Account Investments in the MD&A herein.

      Net realized investment and other gains (losses) improved 8.9%, or $5.2 million. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other gains (losses) is the result of $9.9 million fewer impairments of securities. The Company recorded $45.2 million in impairments of fixed maturity securities compared to $71.2 million in the prior year. The largest impairments of fixed maturity securities were $30.4 million on major U.S. airlines, and $14.0 million relating to a manufacturer of parcel delivery vans. For additional analysis regarding net realized investment and other gains(losses), see below and General Account Investments in the MD&A.

                                                Impairments
                                                    and      Gross Gain   Gross Loss      Hedging    Net Realized Investment
For the Three Months Ended September 30, 2004    Reserves    On Disposal  on Disposal   Adjustments   and Other Gain/(Loss)
                                               -----------------------------------------------------------------------------
                                                                             (in millions)
Fixed maturity securities ................       $(45.2)       $58.0       $(20.9)       $  6.4               $ (1.7)
Equity securities ........................           --         13.2         (1.6)           --                 11.6
Mortgage loans on real estate ............        (11.6)         4.5         (7.6)          1.9                (12.8)
Real estate ..............................           --          2.4           --            --                  2.4
Other invested assets ....................         (6.7)         9.2         (2.3)           --                  0.2
Derivatives ..............................           --           --           --         (52.1)               (52.1)
                                               -----------------------------------------------------------------------------
               Subtotal ..................       $(63.5)       $87.3       $(32.4)       $(43.8)              $(52.4)
                                               -----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs
             and value of business acquired..................................................                    9.2
          Amounts credited to participating pension contractholders..........................                    2.1
          Amounts credited to the policyholder dividend obligation...........................                  (12.0)
                                                                                                   -------------------------
               Total.........................................................................                 $(53.1)
                                                                                                   =========================

(1) Fixed maturity securities gain on disposals includes $28.6 million of pre-payment gains.

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

     Investment management revenues, commissions and other fees (advisory fees) increased 3.5%, or $4.9 million, from the prior year. The increase in advisory fees was driven by the Signator Financial Network's sales of Manulife product during the period. Signator Financial Network's advisory fee increased $6.5 million, or 19.7%. Since the merger with Manulife, sales agents of the Company have had a broader product group from which to sell, and have leveraged this more diverse product base to increase their production, resulting in higher advisory fee income for the Company. In the mutual fund business fees grew by 0.54%, or $0.4 million, over the prior year due to higher assets under management on higher sales and market appreciation. In addition, advisory fees in our Canadian operations increased $0.8 million, driven by new administrative service only business. Advisory fees in our institutional asset management business decreased 4.0% driven by lower advisory fees resulting from lower assets under management.

      Other revenue decreased 6.4%, or $4.3 million, from the prior year. The Company experienced decreases in other revenues in the Canadian operations of $1.3 million, international operations of $1.6 million for the period, and $1.0 million due to the sale of the group life insurance business. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit revenue increased $2.6 million, to $58.3 million for the three months ended September 30, 2004 due to higher product sales. In addition, other revenue includes Federal long-term care business fee revenue of

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

$1.9 million for the three months ended September 30, 2004, a decrease of $0.3 million from the prior year.

      Benefits to policyholders decreased 1.6%, or $23.7 million, from the prior year. The decrease in benefits to policyholders was driven by a decrease in spread-based products of 23.0% or $80.6 million primarily due to lower annuities and structured settlement sales and lower interest credited. Lower interest credited was driven by the repricing of liability products at the date of the merger with Manulife for purchase accounting which resulted in resetting the crediting rates to a lower market rate. Despite the 6.5%, or $1.6 billion, growth in the weighted average reserves for spread-based products, interest credited on these products decreased $39.9 million driven by the repricing of our liabilities at purchase date and resetting the crediting rates to current market rates. Benefits to policyholders declined $34.4 million in the traditional life insurance business driven by lower surrender benefits and a decrease in the policyholder dividend obligation. The decrease in the policyholder dividend obligation is the result of lower than expected investment income partially offset by lower dividends. In addition, benefits to policyholders decreased $37.8 million in the fixed annuities business driven by lower interest credited. Partially offsetting these decreases was the group life business increase of $20.1 million in benefits to policyholders compared to the prior year due to a return of claim stabilization reserves to a single customer in the prior year. The result of this transaction in the prior year was a reduction in benefits to policyholder and an increase in dividends resulting in no income impact. The group life business was sold effective May 1, 2003. In addition, increases in benefits to policyholders in our Canadian operations of $76.3 million was driven by the universal life insurance business and lower sales of immediate annuities. In addition, benefits to policyholders increased in the long-term care insurance business by $20.7 million, driven by growth in the business. Demonstrating growth in the business was an increase in long-term care insurance premiums of $22.3 million.

      Operating costs and expenses increased 0.3%, or $1.4 million. Total operating costs and expenses were driven by increases of $8.1 million in the universal life insurance business and $4.8 million in the long-term care insurance business driven by growth in those businesses. The operating costs of Signature Fruit increased $1.2 million to $59.1 million from the prior year. Canadian operations operating costs and expenses decreased $9.6 million, primarily due to synergies achieved through the Manulife acquisition. In addition, operating costs and expenses decreased 26.1%, or $6.1 million, in the G&SFP Segment driven by lower commissions and taxes, licenses and fees.

      Amortization of deferred policy acquisition costs and value of business acquired increased 4.5%, or $3.0 million, from the prior year. The increase in amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) was driven by an increase of $56.6 million of VOBA amortization, partially offset by a $53.6 million decrease in DAC amortization. The change in amortization of these assets was driven by the impact of purchase accounting in the merger with Manulife. Purchase accounting adjusted the historical deferred policy acquisition asset to zero and created a new VOBA asset. The purchase accounting changes in the DAC and VOBA assets and related amortization impacted certain businesses more significantly than others. The G&SFP Segment historically had an immaterial DAC asset and low levels of DAC amortization. The purchase accounting applied to the merger with Manulife created a significant VOBA asset in the G&SFP Segment, which did not exist previously. As a result VOBA amortization in the G&SFP Segment increased $14.3 million.

      Dividends to policyholders decreased 21.7%, or $35.0 million from the prior year. The decrease in dividends to policyholders was driven by dividends in the traditional life insurance products which decreased 12.0%, or $13.7 million, due to a reduction in the dividend scale and a $22.4 million decrease in dividends in the group life insurance business due to a return of claim stabilization reserves to a single customer in the prior year. The result of this transaction in the prior year was a reduction in benefits to policyholder and an increase in dividends resulting in no income impact. Group life was sold effective May 1, 2003.

      Income taxes were $149.4 million in the third quarter of 2004, compared to $51.4 million for the third quarter of 2003. Our effective tax rate was 47.2% in the third quarter of 2004, compared to 21.2% in the third quarter of 2003. The higher effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

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

      Consolidated income before income taxes decreased 3.3%, or $33.8 million, for the nine month period ended September 30, 2004 from the prior year. The decrease was driven by lower net realized investment and other gains. In the first quarter of 2003 the Company recognized a gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties. In addition, operating expenses increased 10.4%, or $129.5 million, driven by $73.3 million in integration and transaction costs relating to the recent merger with Manulife. Partially offsetting these items was growth in universal life and investment product fees of 17.5%, or $108.1 million, and 9.8%, or $38.6 million, growth in advisory fees from the prior year. The increase in product fees was driven by a 13.0% increase in average account balance on universal life insurance products. The increase in advisory fees is driven by 11.3% growth in average assets under management in the mutual fund business compared to the prior year. The Company recorded an increase to net income of $37.0 million (net of tax of $19.3 million) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (SOP 03-1).

      Premiums increased 16.2%, or $451.1 million, from the prior year. The increase in premiums was due largely to a $278.9 million increase in the Canadian operations. The Canadian operations acquisition of the insurance business of Liberty Health, a Canadian division of U.S.-based Liberty Mutual Insurance Company and retention of in force business in the group life and health products, as well as increased consumer product and structured settlement sales drive the increase in premiums. In addition, premiums in the long-term care insurance business increased by $110.6 million, or 15.8%, primarily due to business growth resulting from strong renewal premiums. International operations contributed to the increase in premiums with growth of $55.0 million compared to the prior year. These increases in premiums were partially offset by a decrease in the group life insurance business of $28.1 million due to the sale of the group life insurance business, a decrease in the sales of single premium annuities of $27.0 million, or 83.3%, driven by the interest rate environment and a $38.0 million decrease in premiums in the traditional life insurance business driven by lower single premiums from a lower dividend scale and lower renewal premiums from run off of the closed block.

      Universal life and investment-type product fees increased 17.5%, or $108.1 million, over the prior year. The increase in product fees was driven by a $56.7 million increase in our Canadian operations due primarily to the adoption of SOP 03-1. In addition, product fees on universal life products increased 31.3%, or $29.7 million, due primarily to a $19.3 million increase in cost of insurance fees. Investment-type product fees increased 6.3%, or $15.4 million, in the variable life business due primarily to the higher amortization of unearned revenue which increased $8.1 million driven by unlocking for higher future death claims in the first quarter of 2004. Partially offsetting these increases in product fees was a decrease of 6.5%, or $5.7 million, in fees in the retail annuities business.

      Net investment income decreased 2.2%, or $67.9 million, from the prior year. The yield, net of investment expenses, on the general account portfolio decreased to 5.30% from 5.84% in the prior year. The decrease in yields was driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting guidelines, for Manulife's acquisition of JHFS; lower performance in the period on hedge fund of fund investments; at period end the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR) compared to $13 billion at September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2004, approximately 88%

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan; certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) decreased the Company's net portfolio pre-tax yield; the inflow of new cash and reinvestments within the portfolio for the period were invested at rates that were below the portfolio rate. Partially offsetting the decreased yield was an increase in weighted-average invested assets which grew $5,366.5 million, or 7.54%, from the prior year. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Net realized investment and other gains (losses) decreased 80.4%, or $75.7 million, due to the sale of the Home Office properties in the first quarter of 2003. The Company recognized a realized gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties in the first quarter of 2003. See detail of current period net realized investment and other gains (losses) in table below. The reduction in realized gains due to the prior year sale of the Home Office was offset by a $242.9 million decrease in impairments of fixed maturity securities, a decrease in impairments of equity securities of $23.1 million partially offset by an increase of $33.6 million in impairments of other invested assets. The largest impairments were $54.1 million on fixed maturities of major U.S. airlines and $22.8 million related to other investments in major U.S. airlines, $21.9 million on private placement securities related to secured lease obligations of a regional retail food chain, $27.9 million relating to a manufacturer of parcel delivery vans, $17.5 million relating to one of the world's largest dairy companies, and $9.1 million on an Argentinean water utility. For additional analysis regarding net realized investment and other gains(losses), see below and General Account Investments in the MD&A.

                                                Impairments
                                                    and      Gross Gain   Gross Loss      Hedging    Net Realized Investment
For the Nine Months Ended September 30, 2004     Reserves    On Disposal  on Disposal   Adjustments   and Other Gain/(Loss)
                                               -----------------------------------------------------------------------------
                                                                             (in millions)
Fixed maturity securities ..............         $(144.0)      $217.5      $(53.2)       $ (70.7)           $(50.4)
Equity securities ......................            (6.2)       106.2        (3.5)            --              96.5
Mortgage loans on real estate ..........           (37.6)        21.7        (9.1)         (17.7)            (42.7)
Real estate ............................              --         80.4        (2.3)            --              78.1
Other invested assets ..................           (43.9)        18.4       (10.9)            --             (36.4)
Derivatives ............................              --           --          --          (13.4)            (13.4)
                                               -----------------------------------------------------------------------------
               Subtotal ................         $(231.7)      $444.2      $(79.0)       $(101.8)           $ 31.7
                                               -----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs
             and value of business acquired..................................................                 25.8
          Amounts credited to participating pension contractholders..........................                 (3.8)
          Amounts credited to the policyholder dividend obligation...........................                (35.3)
                                                                                                    ------------------------
               Total.........................................................................               $ 18.4
                                                                                                    ========================

(1) Fixed maturity securities gain on disposals includes $42.5 million of gains from previously impaired securities and $85.8 million of pre-payment gains.
(2) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

     Investment management revenues commissions, and other fees (advisory fees) increased 9.8%, or $38.6 million, from the prior year. Advisory fees increased in the mutual fund business by 8.4%, or $17.5 million, over the prior year due to 11.3% higher assets under management. In addition, advisory fees increased $11.4 million in the Canadian operations driven by the administrative service only business acquired from Liberty Health. Advisory fees in our institutional asset management business increased 5.8% despite a 4.1% decrease in weighted average assets under management. The institutional asset management business generated a 12.0% increase in deposits during the nine months ended September 30, 2004 from the prior year. In addition, advisory fees earned in the Signator Financial Network increased due to sales of the Manulife product since the merger.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Other revenue decreased 1.7%, or $3.3 million, from the prior year. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit generated $172.6 million in revenue for the nine months ended September 30, 2004, a decrease of $5.6 million from the prior year. In addition, other revenue includes Federal long-term care business fee revenue of $5.5 million for the nine months ended September 30, 2004, a decrease of $0.6 million from the prior year. In addition, the sale of the group life insurance business in the prior year decreased other revenue by $2.0 million. Partially offsetting these decreases was the sale of a run-off business which generated $5.5 million in other revenue for the nine months ended September 30, 2004.

      Benefits to policyholders increased 8.3%, or $354.9 million, from the prior year. The increase in benefits to policyholders was driven by a $277.7 million increase in our Canadian operations where we had acquired Liberty Health and executed a reinsurance recapture transaction. In addition, benefits to policyholders increased in the long-term care insurance business by $109.6 million, driven by growth in the business. Demonstrating growth in the business was an increase in long-term care insurance premiums of $110.6 million. Benefits to policyholders increased $50.3 million in the international business driven by business growth, international business premiums increased $55.0 million. The non-traditional life insurance business increased $25.1 million from the prior year on higher interest credited driven by 13% growth in account values. Partially offsetting these increases in benefits to policyholders was a $66.5 million decrease in spread-based products primarily due to lower interest credited on the liabilities. Despite the 6.8%, or $1.6 billion, growth in the weighted average reserves for spread-based products, interest credited on these products decreased $73.8 million to $691.0 million driven by the repricing of our liability portfolio at purchase date and resetting the crediting rates at current market rates. The average crediting rate on spread-based products decreased to 3.66%. Benefits to policyholders decreased $57.6 million in the traditional life insurance business driven by a decrease in the closed block policyholder dividend obligation due to lower net investment income. Also partially offsetting the increase in benefits to policyholders was an $81.2 million decrease in the fixed annuity business primarily driven by the amortization of the fixed annuity fair value reserve of $28.1 million, a reserve established for purchase accounting resulting from Manulife's acquisition of the Company, and a $41.4 million lower reserve provision for life-contingent immediate annuities due to lower sales.

      Other operating costs and expenses increased 10.4%, or $129.5 million. The increase was driven by a $53.5 million increase in corporate operations driven by integration and transaction costs relating to the recent merger with Manulife. In addition, operating costs and expenses increased $27.6 million, in the Canadian operations due to Liberty Health's group life, group disability and group health business acquired in the third quarter of 2003. Operating costs and expense increased $17.5 million in the long-term care insurance business and $11.1 million in the non-traditional life insurance business due to growth in these product lines. Partially offsetting these increases was a decrease at Signature Fruit of $7.6 million to $174.4 million from the prior year and a decrease of $7.0 million due to the sale of the group life business.

      Amortization of deferred policy acquisition costs and value of business acquired increased 30.0%, or $67.8 million, from the prior year. The increase in amortization of deferred policy acquisition costs and value of business acquired was driven by a $40.3 million increase in the Canadian operations due to the impact of changes in assumed future premium levels, implementation of SOP 03-1 in the first quarter of 2004 and amortization of the VOBA asset created in the merger with Manulife. In addition, amortization of deferred policy acquisition costs and value of business acquired increased $22.8 million in the G&SFP Segment driven by the VOBA asset established in this business due to purchase accounting resulting from the merger with Manulife.

      Dividends to policyholders decreased 15.2%, or $67.5 million from the prior year. The decrease in dividends to policyholders was driven by dividends in the traditional life insurance products which decreased 11.5%, or $40.7 million, due to a reduction in the dividend scale and a $27.8 million decrease in dividends due to a return of a claim stabilization reserve to a single customer in the group life business in the prior year. The result of this transaction in the prior year was a reduction in benefits to policyholders and an increase in dividends resulting in no income impact. Group life was sold effective May 1, 2003.

      Income taxes were $379.1 million in the first nine months of 2004, compared to $280.3 million for the first nine months of 2003. Our effective tax rate was 38.7% in the first nine months of 2004, compared to 27.6% in the first nine months of 2003. The higher effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

      Cumulative effect of accounting change, net of tax, was $37.0 million. During the nine months ended September 30, 2004, the Company adopted SOP 03-1 which requires specialized accounting for insurance companies related to separate accounts, transfers of assets, liability valuations, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contractholders.

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

      Insurance product prices are impacted by investment results as well as other results (e.g. mortality, lapse). Accordingly, incorporated in insurance products prices are assumptions of expected default losses over the long-term. Actual losses therefore vary above and below this average, and the market value of the portfolio as a whole also changes as market credit spreads move up and down during an economic cycle.

      John Hancock is able to hold to this investment strategy over the long term, both because of its strong capital position, the fixed nature of its liabilities and the matching of those liabilities with assets and because of the experience gained through many decades of a consistent investment philosophy. We generally intend to hold all of our fixed maturity investments to maturity to meet liability payments, and to hold securities with any unrealized gains and losses over the long term. However, we do sell bonds under certain circumstances, such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Overall Composition of the General Account

      Invested assets, excluding separate accounts totaled $76.8 billion and $76.2 billion as of September 30, 2004 and December 31, 2003, respectively. On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market, which became the new cost basis of those assets, in accordance with purchase accounting guidelines. Also, the January 1, 2004 adoption of the new accounting pronouncement SOP 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts, increased fixed maturity securities by $0.6 billion as of September 30, 2004. The following table shows the composition of investments in the general account portfolio.

                                                     As of September 30,            As of December 31,
                                                             2004                          2003
                                                --------------------------------------------------------------
                                                    Carrying         % of         Carrying          % of
                                                      Value          Total          Value          Total
                                                --------------------------------------------------------------
                                                                        (in millions)
Fixed maturity securities (1)............           $54,129.6          70.4%      $53,427.8          70.1%
Mortgage loans (2).......................            14,324.0          18.6        12,936.0          17.0
Real estate..............................               353.8           0.5           195.0           0.3
Policy loans (3).........................             2,103.5           2.7         2,117.9           2.8
Equity securities........................             1,054.8           1.4         1,243.5           1.6
Other invested assets ...................             3,381.9           4.4         3,011.3           4.0
Short-term investments...................                  --            --           121.6           0.2
Cash and cash equivalents (4)............             1,497.6           2.0         3,121.6           4.0
                                                --------------------------------------------------------------
       Total invested assets.............           $76,845.2         100.0%      $76,174.7         100.0%
                                                ==============================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $882.8 million and $606.3 million as of September 30, 2004 and December 31, 2003, respectively. The total fair value of the fixed maturity security portfolio was $54,129.6 million and $53,452.2 million, at September 30, 2004 and December 31, 2003 respectively.
(2) The fair value for the mortgage loan portfolio was $14,368.3 million and $13,979.5 million as of September 30, 2004 and December 31, 2003, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2004, fixed maturity securities represented 70.4% of general account invested assets with a carrying value of $54.1 billion, comprised of 56.4% public securities and 43.6% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. As of September 30, 2004, the below investment grade bonds were 6.5 % of invested assets, and 9.3% of total rated fixed maturities. Rated fixed maturity securities exclude redeemable preferred stock. The Company has established a long-term target of limiting investments in below investment grade bonds to 9% and 8% of invested assets by year end 2004 and 2005, respectively, for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                                        As of September 30,             As of December 31,
                                                                2004                           2003
                                                  ----------------------------------------------------------------
    SVO                 S&P Equivalent                 Carrying          % of         Carrying          % of
 Rating (1)            Designation (2)             Value (3)(4)(5)      Total      Value (3)(4)(5)     Total
------------------------------------------------------------------------------------------------------------------
                                                    (in millions)                   (in millions)
     1          AAA/AA/A.......................        $25,394.1           47.7%       $24,132.3          45.7%
     2          BBB............................         22,844.0           43.0         22,503.1          42.6
     3          BB.............................          2,405.3            4.5          2,999.3           5.7
     4          B..............................          1,712.0            3.2          1,922.4           3.6
     5          CCC and lower..................            764.1            1.4            853.5           1.6
     6          In or near default.............            127.3            0.2            410.9           0.8
                                                  ----------------------------------------------------------------
                     Subtotal..................         53,246.8          100.0%        52,821.5         100.0%
                Redeemable preferred
                    stock......................            882.8                           606.3
                                                  ----------------------------------------------------------------
                    Total fixed maturities.....        $54,129.6                       $53,427.8
                                                  ================================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 78 securities that are awaiting an SVO rating, with a carrying value of $1,448.4 million as of September 30, 2004 and 175 securities that are awaiting an SVO rating, with a carrying value of $4,066.9 million at December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $185.0 million notional invested in the Company's credit-linked note program, $165.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2003 the Company had $130.0 million notional invested in the Company's credit linked note program, $110.0 million notional written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $37.2 million of SVO Rating 2, $259.3 million of SVO Rating 3, $110.1 million of SVO Rating 4, and $7.3 million of SVO Rating 5 underlying securities are included as $213.9 million of SVO Rating 1, $150.0 million of SVO Rating 2 and $50.0 million of SVO Rating 3 as of September 30, 2004 and $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2 and $54.1 million of SVO Rating 3 as of December 31, 2003. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of September 30, 2004 and December 31, 2003, the maximum amount that can be recovered under this provision was $125.0 million and $112.8 million, respectively.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the rated fixed maturity investments are investment grade, with 90.7% and 88.3% of rated fixed maturity investments invested in Category 1 and 2 securities as of September 30, 2004 and December 31, 2003, respectively. Below investment grade bonds were 9.3% and 11.7% of fixed maturity investments rated by the SVO and 6.5% and 8.1% of total invested assets at September 30, 2004 and December 31, 2003, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread, which is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every quarter, there is a comprehensive review of all impaired securities and problem loans by Manulife's Credit Committee, a group consisting of Manulife's Chief Investment Officer, Chief Financial Officer, Chief Risk Officer, Chief Credit Officer, and other senior management. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of September 30, 2004 and December 31, 2003, 48.0% and 48.5% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $127.3 million and $410.9 million as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004 and December 31, 2003, $0.3 million and $4.1 million, of interest on bonds near default was included in accrued investment income, respectively. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of September 30, 2004 and December 31, 2003 was limited to approximately 23.9% and 23.3% of our total MBS/ABS portfolio and 4.5% and 3.5% of our total fixed maturity securities holdings, respectively.

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

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                 Investment Grade As of September 30, 2004
                                           ------------------------------------------------------------------------------------
                                                                         Carrying                     Carrying
                                                                         Value of                     Value of
                                                                      Securities with              Securities with
                                               Total         Net           Gross         Gross          Gross          Gross
                                              Carrying    Unrealized    Unrealized     Unrealized    Unrealized     Unrealized
                                               Value     Gain (Loss)       Gains         Gains         Losses         Losses
                                           ------------------------------------------------------------------------------------
                                                                               (in millions)
Corporate securities:
     Banking and finance...............      $ 6,742.0       $ 78.1     $ 5,309.3        $ 92.6       $1,432.7        $ (14.5)
     Communications....................        2,940.4         30.9       2,498.4          35.7          442.0           (4.8)
     Government........................        2,714.6         44.6       2,235.9          45.4          478.7           (0.8)
     Manufacturing.....................        6,290.6         77.2       5,636.2          92.2          654.4          (15.0)
     Oil & gas.........................        3,984.5         63.3       3,554.0          68.2          430.5           (4.9)
     Services / trade..................        2,742.9         22.5       2,228.3          27.8          514.6           (5.3)
     Transportation....................        2,346.1         30.9       1,995.2          33.7          350.9           (2.8)
     Utilities.........................        7,810.5        113.3       6,881.5         120.0          929.0           (6.7)
     Other.............................          197.8         (1.7)       106.2            0.1           91.6           (1.8)
                                           ------------------------------------------------------------------------------------
   Total corporate securities..........       35,769.4        459.1      30,445.0         515.7        5,324.4          (56.6)

Asset-backed and mortgage-
    backed securities..................       10,282.6        102.6       7,174.4         146.3        3,108.2          (43.7)
U.S. Treasury securities and
    obligations of U.S. government
    agencies...........................          350.6          3.1         217.5           3.2          133.1           (0.1)
Debt securities issued by foreign
    governments (1) ...................        2,249.4         48.8       1,919.6          51.7          329.8           (2.9)
Obligations of states and political
    Subdivisions.......................          307.3         (0.1)         87.5           1.0          219.8           (1.1)
                                           ------------------------------------------------------------------------------------
     Total.............................      $48,959.3       $613.5     $39,844.0        $717.9       $9,115.3        $(104.4)
                                           ====================================================================================

(1) Includes $2,087.6 million in debt securities held by our Canadian insurance subsidiary and issued and fully supported by the Canadian federal, provincial or municipal governments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                           Below Investment Grade As of September 30, 2004
                                         -----------------------------------------------------------------------------------
                                                                      Carrying                    Carrying
                                                                      Value of                    Value of
                                                                   Securities with             Securities with
                                             Total         Net          Gross        Gross          Gross          Gross
                                            Carrying    Unrealized   Unrealized    Unrealized    Unrealized      Unrealized
                                             Value     Gain (Loss)      Gains        Gains         Losses          Losses
                                         -----------------------------------------------------------------------------------
                                                                            (in millions)
Corporate securities:
     Banking and finance..............      $   68.7       $  0.5      $   54.0      $  0.6       $   14.7        $  (0.1)
     Communications...................         235.9          2.3         128.9         8.3          107.0           (6.0)
     Government.......................          10.3           --           8.5          --            1.8             --
     Manufacturing....................       1,208.4         20.6         750.7        25.5          457.7           (4.9)
     Oil & gas........................         481.5         19.9         474.3        20.0            7.2           (0.1)
     Services / trade.................         306.2        (14.1)        148.2         2.5          158.0          (16.6)
     Transportation...................         335.9          2.0         154.3        14.8          181.6          (12.8)
     Utilities........................       2,091.6         28.0       1,464.6        36.4          627.0           (8.4)
     Other............................           3.8           --           --           --            3.8             --
                                         -----------------------------------------------------------------------------------
   Total corporate securities.........       4,742.3         59.2       3,183.5       108.1        1,558.8          (48.9)

Asset-backed and mortgage-
    backed securities.................         412.6         12.2         175.6        20.2          237.0           (8.0)
U.S. Treasury securities and
    obligations of U.S. government
    agencies..........................            --           --            --          --             --             --
Debt securities issued by foreign
    governments ......................          15.4          1.0          15.4         1.0             --             --
Obligations of states and political
    Subdivisions......................            --           --            --          --             --             --
                                         -----------------------------------------------------------------------------------
     Total............................      $5,170.3       $ 72.4      $3,374.5      $129.3       $1,795.8        $ (56.9)
                                         ===================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                               Investment Grade as of December 31, 2003
                                         -----------------------------------------------------------------------------------
                                                                       Carrying                    Carrying
                                                                       Value of                    Value of
                                                                   Securities with              Securities with
                                             Total         Net          Gross         Gross          Gross          Gross
                                            Carrying    Unrealized    Unrealized    Unrealized    Unrealized     Unrealized
                                             Value     Gain (Loss)      Gains         Gains         Losses         Losses
                                         -----------------------------------------------------------------------------------
                                                                            (in millions)
Corporate securities:
     Banking and finance..............     $ 6,949.0     $  393.6     $ 6,083.4     $  406.6       $  865.6        $ (13.0)
     Communications...................       2,917.7        236.8       2,504.3        245.9          413.4           (9.1)
     Government.......................       3,180.5        133.6       2,134.8        140.9        1,045.7           (7.3)
     Manufacturing....................       6,405.7        394.6       5,382.6        426.1        1,023.1          (31.5)
     Oil & gas........................       3,975.1        349.4       3,804.6        355.0          170.5           (5.6)
     Services / trade.................       2,511.4        186.1       2,352.3        190.7          159.1           (4.6)
     Transportation...................       2,457.1        118.8       1,899.3        153.3          557.8          (34.5)
     Utilities........................       7,733.4        577.9       6,939.4        603.2          794.0          (25.3)

     Other............................         217.1         17.7         197.3         18.0           19.8           (0.3)
                                         -----------------------------------------------------------------------------------
   Total corporate securities.........      36,347.0      2,408.5      31,298.0      2,539.7        5,049.0         (131.2)

Asset-backed and mortgage-
    backed securities.................       7,746.9        231.4       5,868.0        312.8        1,878.9          (81.4)
U.S. Treasury securities and
    obligations of U.S. government
    agencies..........................         300.4          3.4         120.9          4.9          179.5           (1.5)
Debt securities issued by foreign
    governments (1)...................       2,183.8        240.6       2,049.2        242.8          134.6           (2.2)
Obligations of states and political
    Subdivisions......................         446.0         16.5         349.6         17.8           96.4           (1.3)
                                         -----------------------------------------------------------------------------------
     Total............................     $47,024.1     $2,900.4     $39,685.7     $3,118.0       $7,338.4        $(217.6)
                                         ===================================================================================

(1) Includes $1,905.2 million in debt securities held by our Canadian insurance subsidiary and issued and fully supported by the Canadian federal, provincial or municipal governments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                          Below Investment Grade as of December 31, 2003
                                       ------------------------------------------------------------------------------------
                                                                      Carrying                    Carrying
                                                                      Value of                    Value of
                                                                  Securities with              Securities with
                                            Total         Net          Gross         Gross          Gross          Gross
                                          Carrying     Unrealized    Unrealized    Unrealized    Unrealized     Unrealized
                                            Value     Gain (Loss)      Gains         Gains         Losses         Losses
                                       ------------------------------------------------------------------------------------
                                                                           (in millions)
Corporate securities:
     Banking and finance.............      $  113.4       $ (3.6)     $   84.3       $  2.7       $   29.1       $  (6.3)
     Communications..................         209.3          8.4         110.9         17.7           98.4          (9.3)
     Government......................          11.0         (0.4)          1.5          0.2            9.5          (0.6)
     Manufacturing...................       1,433.7         62.7       1,008.0         94.0          425.7         (31.3)
     Oil & gas.......................         674.8        (31.5)        415.3         21.5          259.5         (53.0)
     Services / trade................         438.7         45.9         331.8         51.4          106.9          (5.5)
     Transportation..................         508.6        (14.3)        183.3         30.0          325.3         (44.3)
     Utilities.......................       2,615.7        107.2       1,846.0        154.4          769.7         (47.2)
     Other...........................           4.4          0.4           4.4          0.4             --            --
                                       -----------------------------------------------------------------------------------
   Total corporate securities........       6,009.6        174.8       3,985.5        372.3        2,024.1        (197.5)

Asset-backed and mortgage-
    backed securities................         381.1        (61.2)         47.7          2.3          333.4         (63.5)
Debt securities issued by foreign
    governments  ....................          13.0          0.6           8.9          0.7            4.1          (0.1)
                                       -----------------------------------------------------------------------------------
     Total...........................      $6,403.7       $114.2      $4,042.1       $375.3       $2,361.6       $(261.1)
                                       ===================================================================================

      As of September 30, 2004 and December 31, 2003, there were gross unrealized gains of $847.2 million and $3,493.3 million, and gross unrealized losses of $161.3 million and $478.7 million on the fixed maturities portfolio. As of September 30, 2004 gross unrealized losses of $161.3 million was fairly evenly distributed across the portfolio. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $161.3 million of gross unrealized losses in the portfolio at September 30, 2004, $17.5 million was in the closed block and $10.0 million has been allocated to participating pension contractholders, leaving $133.8 million of gross unrealized losses after such allocations. The 2003 gross unrealized losses of $478.7 million included $417.6 million, or 87.2%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $478.7 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million was in the closed block and $20.2 million was allocated to participating pension contractholders, leaving $396.7 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $261.1 million at December 31, 2003 to $56.9 million at September 30, 2004 primarily due to the marking to market of the portfolio at April 28, 2004. The gross unrealized loss on September 30, 2004 was largely due to interest rate changes since April 28, 2004 and is fairly evenly distributed across the portfolio.

      We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (all of our current holdings are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We have been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover through these cycles. EETC's are classified as asset-backed securities and they account for $11.4 million and $58.6 million of

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

the $51.7 million and $144.9 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of September 30, 2004 and December 31, 2003, respectively. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending September 30, 2004, U.S. carriers have reported disappointing results as continued increases in fuel prices have offset increases in traffic. We do expect the airline sector to improve barring any new terrorist events or a reversal of the course of the U.S. economy. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) decreased by $103.0 million in the nine month period ending September 30, 2004 to $104.1 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3, 4, 5 and 6 by the SVO) declined over this period, dropping by $204.5 million to a total of $56.0 million as of September 30, 2004 which was driven by the mark to market offset by a subsequent increase in interest rates.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                     As of September 30, 2004
                                                  ----------------------------------------------------------------
                                                   Carrying Value of
                                                    Securities with
                                                         Gross
   SVO                 S&P Equivalent                  Unrealized         % of      Gross Unrealized     % of
Rating (1)            Designation (2)                  Losses (3)         Total        Losses (3)        Total
------------------------------------------------------------------------------------------------------------------
                                                     (in millions)                  (in millions)
    1          AAA/AA/A.......................           $ 5,858.1         54.7%        $ (63.9)         39.9%
    2          BBB............................             3,174.8         29.6           (40.2)         25.2
    3          BB.............................               814.5          7.6           (27.2)         17.0
    4          B..............................               528.4          4.9            (9.8)          6.1
    5          CCC and lower..................               332.7          3.1           (17.3)         10.8
    6          In or near default.............                11.4          0.1            (1.7)          1.0
                                                  ----------------------------------------------------------------
                    Subtotal..................            10,719.9        100.0%         (160.1)        100.0%
               Redeemable preferred stock.....               191.2                         (1.2)
                                                  ----------------------------------------------------------------
                    Total.....................           $10,911.1                      $(161.3)
                                                  ================================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 12 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $109.9 million and unrealized losses of $1.7 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 1.0% and 1.05% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                     As of December 31, 2003
                                                 -----------------------------------------------------------------
                                                   Carrying Value of
                                                    Securities with
  SVO                                                    Gross
Rating               S&P Equivalent                   Unrealized            % of     Gross Unrealized    % of
  (1)                Designation (2)                  Losses (3)            Total        Losses (3)      Total
------------------------------------------------------------------------------------------------------------------
                                                     (in millions)                  (in millions)

   1         AAA/AA/A..........................          $4,860.6          51.3%           $ (99.2)      21.2%
   2         BBB...............................           2,247.6          23.7             (107.9)      23.1
   3         BB................................             673.2           7.1              (74.2)      15.9
   4         B.................................           1,069.7          11.3              (90.6)      19.4
   5         CCC and lower.....................             465.0           4.9              (84.8)      18.1
   6         In or near default................             151.3           1.7              (10.9)       2.3
                                                 -----------------------------------------------------------------
                     Subtotal..................           9,467.4         100.0%            (467.6)     100.0%
             Redeemable preferred stock........             232.6                            (11.1)
                                                 -----------------------------------------------------------------
                    Total......................          $9,700.0                          $(478.7)
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

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                            As of September 30, 2004
                                            ----------------------------------------------------------------------------------------
                                                         Investment Grade                           Below Investment Grade
                                            --------------------------------------------  ------------------------------------------
                                            Carrying Value of                             Carrying Value of
                                             Securities with                               Securities with
                                             Gross Unrealized    Hedging       Market      Gross Unrealized   Hedging     Market
                                                  Losses       Adjustments  Depreciation        Losses      Adjustments Depreciation
                                            --------------------------------------------  ------------------------------------------
                                                              (in millions)                                (in millions)
Three months or less ......................    $1,332.5        $   (2.2)     $  (28.4)         $  431.6     $   (2.4)     $   (9.8)
Greater than three months to six months ...     7,700.4            (9.4)        (64.1)          1,255.4         (5.4)        (38.4)
Greater than six months to nine months ....          --              --            --                --           --            --
Greater than nine months to twelve months .          --              --            --                --           --            --
Greater than twelve months ................          --              --            --                --           --            --
                                            --------------------------------------------  ------------------------------------------
     Subtotal .............................     9,032.9           (11.6)        (92.5)          1,687.0         (7.8)        (48.2)
Redeemable preferred stock ................        82.4              --          (0.3)            108.8           --          (0.9)
                                            --------------------------------------------  ------------------------------------------
     Total ................................    $9,115.3        $  (11.6)     $  (92.8)         $1,795.8     $   (7.8)     $  (49.1)
                                            ============================================  ==========================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                          As of December 31, 2003
                                              --------------------------------------------------------------------------------
                                                         Investment Grade                      Below Investment Grade
                                              -------------------------------------  -----------------------------------------
                                               Carrying                               Carrying
                                               Value of                               Value of
                                              Securities                             Securities
                                              with Gross                             with Gross
                                              Unrealized    Hedging       Market     Unrealized      Hedging         Market
                                                Losses    Adjustments  Depreciation    Losses      Adjustments    Depreciation
                                              -------------------------------------  -----------------------------------------
                                                         (in millions)                           (in millions)
Three months or less .....................     $2,006.9   $  (12.3)   $  (19.2)       $  248.4     $   (3.8)       $   (7.5)
Greater than three months to six months ..      1,422.8       (5.6)      (28.3)          123.2         (1.8)           (1.1)
Greater than six months to nine months ...        947.3       (1.0)      (33.2)          125.2         (2.5)          (10.9)
Greater than nine months to twelve months         208.3      (14.0)       (7.8)          196.2         (1.2)           (2.8)
Greater than twelve months ...............      2,522.9      (43.7)      (42.0)        1,666.2        (61.7)         (167.2)
                                              -------------------------------------  -----------------------------------------
         Subtotal ........................      7,108.2      (76.6)     (130.5)        2,359.2        (71.0)         (189.5)
Redeemable preferred stock ...............        230.2       (0.1)      (10.4)            2.4           --            (0.6)
                                              -------------------------------------  -----------------------------------------
        Total ............................     $7,338.4   $  (76.7)   $ (140.9)       $2,361.6     $  (71.0)       $ (190.1)
                                              =====================================  =========================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at September 30, 2004 and December 31, 2003 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of September 30, 2004 and December 31, 2003, respectively, the fixed maturity securities had a total gross unrealized loss of $141.9 million and $331.0 million, excluding basis adjustments related to hedging relationships. As of September 30, 2004, the aging of securities reflects the mark to market on April 28, 2004. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

      The scheduled maturity dates for securities in an unrealized loss position at September 30, 2004 and December 31, 2003 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                  September 30, 2004             December 31, 2003
                                                             ----------------------------  ------------------------------
                                                              Carrying Value                Carrying Value
                                                              of Securities     Gross       of Securities      Gross
                                                                with Gross    Unrealized      with Gross    Unrealized
                                                             Unrealized Loss     Loss      Unrealized Loss     Loss
                                                             ----------------------------  ------------------------------
                                                                    (in millions)                  (in millions)

Due in one year or less...................................      $ 1,021.9       $   (7.5)        $  403.3      $ (11.8)
Due after one year through five years.....................        2,932.8          (35.9)         1,538.5        (75.5)
Due after five years through ten years....................        1,720.9          (33.9)         2,042.9       (105.0)
Due after ten years.......................................        1,890.3          (32.3)         3,503.0       (141.5)
                                                             ----------------------------  ------------------------------
                                                                  7,565.9         (109.6)         7,487.7       (333.8)
Asset-backed and mortgage-backed securities...............        3,345.2          (51.7)         2,212.3       (144.9)
                                                             ----------------------------  ------------------------------
     Total................................................      $10,911.1       $ (161.3)        $9,700.0      $(478.7)
                                                             ============================  ==============================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      As of September 30, 2004 there were 35 securities, with an unrealized loss totaling $26.9 million, representing 2 credit exposures with unrealized losses of $10 million or more. These credit exposures are in a recreational and real estate-based company and a federally sponsored credit agency whose unrealized loss is interest rate driven.

      As of December 31, 2003 there were 59 securities representing 9 credit exposures with unrealized losses of $10 million or more, with an amortized cost of $1,048.3 million and unrealized losses of $136.3 million. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due. We intend to hold these securities until they either mature or recover in value.

      Mortgage Loans. As of September 30, 2004 and December 31, 2003, the Company held mortgage loans with a carrying value of $14.3 billion and $12.9 billion, including $3.1 billion and $3.0 billion respectively, of agricultural loans and $11.2 billion and $9.9 billion, respectively, of commercial loans. Impaired loans comprised 0.6% and 1.0% of the mortgage portfolio as of September 30, 2004 and December 31, 2003, respectively. Maritime Life managed $2.4 billion and $2.0 billion, respectively, of which $1.3 billion and $1.1 billion, respectively, were government-insured by the Canada Mortgage and Housing Corporation.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                       As of September 30, 2004                   As of December 31, 2003
                              ------------------------------------------  -----------------------------------------
                                Amortized     Carrying      % of Total      Amortized    Carrying     % of Total
                                   Cost         Value     Carrying Value       Cost        Value    Carrying Value
                              ------------------------------------------  -----------------------------------------
                                     (in millions)                              (in millions)
Agri-business..............      $1,812.1     $1,799.2        58.8%         $1,864.4     $1,864.0        61.5%
Timber.....................       1,245.4      1,245.1        40.7%          1,174.6      1,146.5        37.8
Production agriculture.....          15.3         15.3         0.5%             19.0         19.0         0.7
                              ------------------------------------------  -----------------------------------------
    Total                        $3,072.8     $3,059.6       100.0%         $3,058.0     $3,029.5       100.0%
                              ==========================================  =========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                                  Mortgage Loans - By Property Type

                       As of September 30, 2004        As of December 31, 2003
                    ------------------------------------------------------------
                        Carrying         % of          Carrying         % of
                         Value           Total          Value           Total
                    ------------------------------------------------------------
                     (in millions)                  (in millions)
Apartment.........      $ 2,732.5         19.1%         $ 2,365.0         18.3%
Office Buildings..        2,765.4         19.3            2,711.5         21.0
Retail............        2,945.8         20.6            2,329.6         18.0
Agricultural......        3,059.6         21.3            3,029.5         23.4
Industrial........        1,234.0          8.6            1,180.4          9.1
Hotels............          466.9          3.3              473.2          3.7
Multi-Family......           15.3          0.1               27.2          0.2
Mixed Use.........          404.2          2.8              284.9          2.2
Other.............          700.3          4.9              534.7          4.1
                    ------------------------------------------------------------
     Total........      $14,324.0        100.0%         $12,936.0        100.0%
                    ============================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                                   Mortgage Loans -- By ACLI Region

                         As of September 30, 2004       As of December 31, 2003
                       --------------------------------------------------------
                        Number    Carrying     % of        Carrying     % of
                       Of Loans     Value     Total         Value       Total
                       --------------------------------------------------------
                                (in millions)           (in millions)
East North Central...      141     $1,249.5      8.7%       $1,118.4       8.6%
East South Central...       40        447.8      3.1           412.2       3.2
Middle Atlantic......      119      1,669.3     11.7         1,449.5      11.2
Mountain.............       96        735.4      5.1           511.3       4.0
New England..........       93        935.0      6.5           869.6       6.7
Pacific..............      272      2,603.3     18.2         2,378.2      18.4
South Atlantic.......      209      2,526.0     17.6         2,378.3      18.4
West North Central...       69        450.1      3.1           434.5       3.4
West South Central...      118      1,071.1      7.5         1,024.1       7.9
Canada/Other.........      846      2,636.5     18.5         2,359.9      18.2
                       --------------------------------------------------------
     Total...........    2,003    $14,324.0    100.0%      $12,936.0     100.0%
                       ========================================================

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

                            Mortgage Loan Comparisons

                                                           As of September 30,                    As of December 31,
                                                                   2004                                  2003
                                                   ------------------------------------  -------------------------------------
                                                      Carrying         % of Total            Carrying         % of Total
                                                        Value      Mortgage Loans (1)         Value       Mortgage Loans (1)
                                                   ------------------------------------  -------------------------------------
                                                    (in millions)                         (in millions)
Delinquent, not in foreclosure ..................     $  4.5              --                 $  2.6                 --
Delinquent, in foreclosure ......................       58.5             0.4%                  92.7                0.7%
Restructured ....................................       67.3             0.5                   87.8                0.7
Loans foreclosed during period ..................         --              --                   23.9                0.2
                                                   ------------------------------------  -------------------------------------
   Subtotal .....................................      130.3             0.9%                 207.0                1.6%
All other loans with valuation allowance ........       63.0             0.5%                   8.4                0.1%
                                                   ------------------------------------  -------------------------------------
   Total ........................................     $193.3             1.4%                $215.4                1.7%
                                                   ------------------------------------  -------------------------------------
Valuation allowance .............................     $ 20.0                                 $ 66.2
                                                   ===========                           ============

(1) As of September 30, 2004 and December 31, 2003 the Company held mortgage loans with a carrying value of $14.3 billion and $12.9 billion, respectively.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $20.0 million, or no appreciable percent of the carrying value of the portfolio as of September 30, 2004. The decrease in the valuation allowance from December 31, 2003 was driven by the purchase accounting mark to market on April 28, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                             Three Months Ended                       Nine Months Ended
                                                  September 30, 2004   September 30, 2003   September 30, 2004   September 30, 2003
                                                 -----------------------------------------------------------------------------------
                                                  Yield     Amount     Yield     Amount    Yield     Amount    Yield      Amount
                                                 -----------------------------------------------------------------------------------
                                                        (in millions)       (in millions)        (in millions)       (in millions)
General account assets-excluding
Policy loans
   Gross income ...............................  5.16%   $   956.4    5.77%   $ 1,050.2    5.50%   $ 3,076.2    6.10%   $ 3,160.9
   Ending assets-excluding policy Loans (1) ...           74,741.7             73,044.8             74,741.7             73,044.8
Policy loans
   Gross income ...............................  5.66%        29.9    6.18%        32.5    5.76%        91.4    6.11%        96.2
   Ending assets ..............................            2,103.5              2,107.8              2,103.5              2,107.8
                                                                              ---------                                 ---------

      Total gross income ......................  5.18%   $   986.3    5.78%   $ 1,082.7    5.51%   $ 3,167.6    6.10%   $ 3,257.1
      Less: investment expenses ...............              (34.1)               (44.2)              (118.4)              (140.0)
                                                         ---------            ---------            ---------            ---------
        Net investment income .................  5.00%   $   952.2    5.54%   $ 1,038.5    5.30%   $ 3,049.2    5.84%   $ 3,117.1
                                                         =========            =========            =========            =========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Net investment income decreased $86.3 million from comparable prior year period. The yield for the three months ended September 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.00% from 5.54% for the three months ended September 30, 2003. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 37 basis points for the third quarter of 2004 compared to the third quarter of 2003.

      o Lower performance in the quarter on hedge fund of fund investments had a dilutive effect on the net portfolio yield on a pre-tax basis. The impact was approximately a 13 basis point reduction in portfolio yield in the third quarter of 2004 compared to the third quarter of 2003.

      o As of September 30, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to a $13 billion level of exposure as of September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2004, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was a reduction of 37 basis points this quarter compared to 50 basis points a year ago.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended September 30, 2004, this dilutive effect was 7 basis points, compared to 9 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $0.5 million in the third quarter of 2004 compared to the third quarter of 2003.

      o Investment expenses were reduced $10.1 million in the three month period ended September 30, 2004 compared to the prior year. Included are reductions in state income tax, home office real estate expenses (the majority of the home office real estate was sold in March
            2003), and miscellaneous expenses.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      o The inflow of new cash for the three month period ending September 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets were rolling over into new investments at rates below the portfolio rate. In the three month period ended September 30, 2004, weighted-average invested assets grew $1,241.9 million, or 1.66%, from the prior year.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Net investment income decreased $67.9 million from comparable prior year period. The yield for the nine months ended September 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.30% from 5.84% for the nine months ended September 30, 2003. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 30 basis points for the nine months ended September 30, 2004 compared to the same period last year.

      o Lower performance in the quarter on hedge fund of fund investments had a dilutive effect on the net portfolio yield on a pre-tax basis. The impact was approximately a 4 basis point reduction in portfolio yield for the nine months ended September 30, 2004 compared to the same period last year.

      o As of September 30, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to a $13 billion level of exposure as of September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2004, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was 55 basis points this quarter compared to 63 basis points a year ago.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the nine month period ended September 30, 2004, this dilutive effect was 8 basis points, compared to 8 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.6 million for the nine months ended September 20, 2004 compared to the same period last year.

      o Investment expenses were reduced $21.6 million in the nine month period ended September 30, 2004 compared to the prior year. Included are reductions in state income tax, home office real estate expenses (the majority of the home office real estate was sold in March
            2003), and miscellaneous expenses.

      o The inflow of new cash for the nine month period ending September 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets were rolling over into new investments at rates below the portfolio rate. In the nine month period ended September 30, 2004, weighted-average invested assets grew $5,366.5 million, or 7.54%, from the prior year

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Net Realized Investment and Other Gain/(Loss)

      The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                              Impairments
                                                  and       Gross Gain    Gross Loss       Hedging     Net Realized Investment
For the Three Months Ended September 30, 2004   Reserves   On Disposal   on Disposal     Adjustments    and Other Gain/(Loss)
                                              --------------------------------------------------------------------------------
                                                                              (in millions)
Fixed maturity securities (1) ...............   $(45.2)       $ 58.0       $(20.9)         $  6.4                $ (1.7)
Equity securities ...........................       --          13.2         (1.6)             --                  11.6
Mortgage loans on real estate ...............    (11.6)          4.5         (7.6)            1.9                 (12.8)
Real estate .................................       --           2.4           --              --                   2.4
Other invested assets .......................     (6.7)          9.2         (2.3)             --                   0.2
Derivatives .................................       --            --           --           (52.1)                (52.1)
                                              --------------------------------------------------------------------------------
               Subtotal .....................   $(63.5)       $ 87.3       $(32.4)         $(43.8)                (52.4)
                                              --------------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs
             and value of business acquired..................................................                       9.2
          Amounts credited to participating pension contractholders..........................                       2.1
          Amounts credited to the policyholder dividend obligation...........................                     (12.0)
                                                                                                      ------------------------
               Total.........................................................................                    $(53.1)
                                                                                                      ========================

      (1) Fixed maturity securities gain on disposals includes $28.6 million of pre-payment gains.

                                             Impairments
                                                 and       Gross Gain   Gross Loss      Hedging    Net Realized Investment
For the Nine Months Ended September 30, 2004  Reserves    On Disposal   on Disposal   Adjustments   and Other Gain/(Loss)
                                             -----------------------------------------------------------------------------
                                                                            (in millions)
Fixed maturity securities (1) ............    $(144.0)      $217.5       $(53.2)       $(70.7)               $(50.4)
Equity securities (2) ....................      (6.2)        106.2         (3.5)           --                  96.5
Mortgage loans on real estate ............     (37.6)         21.7         (9.1)        (17.7)                (42.7)
Real estate ..............................        --          80.4         (2.3)           --                  78.1
Other invested assets ....................     (43.9)         18.4        (10.9)           --                 (36.4)
Derivatives ..............................        --            --           --         (13.4)                (13.4)
                                             -----------------------------------------------------------------------------
               Subtotal ..................    $(231.7)      $444.2       $(79.0)       $(101.8)                31.7
                                             -----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs
             and value of business acquired..................................................                  25.8
          Amounts credited to participating pension contractholders..........................                  (3.8)
          Amounts credited to the policyholder dividend obligation...........................                 (35.3)
                                                                                                    ----------------------
               Total.........................................................................                $ 18.4
                                                                                                    ======================

      (1) Fixed maturity securities gain on disposals includes $42.5 million of gains from previously impaired securities and $85.8 million of pre-payment gains.
      (2) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

      For the three and nine month periods ended September 30, 2004 net realized investment and other gains/(losses) was a loss of $53.1 million and a gain of $18.4 million, respectively. For the same time period, gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $95.9 million and $310.7 million, respectively, excluding hedging adjustments. For the three and nine month periods ended September 30, 2003, net realized investment and other

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

gains/(losses) were a loss of $58.3 million and a gain of $94.1 million, respectively. Gross losses on impairments and disposals of investments, excluding hedging adjustments, were $124.9 million and $548.6 million, for the three and nine month periods ended September 30, 2003, respectively.

      For the three and nine month periods ended September 30, 2004, respectively, realized gains on disposal of fixed maturities, excluding hedging adjustments, were $58.0 million and $217.5 million, respectively. These gains resulted from managing the portfolios for tax optimization and ongoing portfolio positioning, as well as $28.6 million and $85.8 million of prepayments for the three and nine month periods ended September 30, 2004, respectively. There were no recoveries on sales of previously impaired securities and $42.5 million of recoveries on sales of previously impaired securities, for the three and nine month periods ended September 30, 2004, respectively.

      For the three and nine month period ended September 30, 2004, realized losses on the disposal of fixed maturities, excluding hedging adjustments, were $20.9 million and $53.2 million, respectively. The Company generally intends to hold securities in unrealized loss positions until they mature or recover. However, fixed maturities are sold under certain circumstances such as when new information causes a change in the assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer, and other senior management. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for three and nine month period ended September 30, 2004 of $45.1 million and $158.3 million, respectively, (including impairment losses of $45.2 million and $144.0 million, and a gain of $0.1 million and a loss of $14.3 million of previously recognized gains where the bond was part of a hedging relationship, for three and nine month period ended September 30, 2004, respectively).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Impairments and Losses on Disposals - Three Months Ended September 30, 2004

      Of the $20.9 million of realized losses on sales of fixed maturity securities for the three months ended September 30, 2004, there were no significant credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the quarter.

      The Company recorded $45.2 million of other than temporary impairments on fixed maturity securities for the three months ended September 30, 2004. These impairments primarily relate to securities in the airline industry ($30.6 million) and manufacturer of parcel delivery vans ($14.0 million).

      The Company recorded losses due to other than temporary impairments of lease investments and CDO and CBO equity investments of $6.7 million for three month period ended September 30, 2004. Equity investments in CDOs and CBOs take the first loss risk in a pool of high yield debt. We have a total remaining carrying value of $39.3 million and $60.0 million of CDO equity as of September 30, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company did not recognize any losses on other than temporary impairments of common stock for the three month period ended September 30, 2004.

      The Company recorded a net loss of $12.8 million on mortgage loans for the three month period ended September 30, 2004 (of which $1.9 million was gains on hedging adjustments). Included in this loss is an $11.6 million increase to reserves for a retailer and an agricultural products company, for the three months ended September 30, 2004.

      There were also gains of $13.2 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long term, gains of $9.2 million from the sale of other invested assets, and gains of $2.4 million resulting from the sale of real estate for the three month period ended September 30, 2004. Net derivative activity resulted in a loss of $52.1 million for the three months ended September 30, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives that do not qualify for hedge accounting.

Impairments and Losses on Disposals - Nine Months Ended September 30, 2004

      Of the $53.2 million of realized losses on sales of fixed maturity securities for the nine months ended September 30, 2004, there was a total of $0.6 million in credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the period.

      The Company recorded $144.0 million of other than temporary impairments of fixed maturity securities for the nine months ended September 30, 2004. These impairments relate primarily to securities: in the airline industry ($54.1 million), of a manufacturer of parcel delivery vans ($27.9 million), of a private placement related to secured lease obligations of a regional retail food chain ($21.9 million) and of one of the world's largest dairy companies ($17.5 million).

      The Company recorded losses due to other than temporary impairments of lease investments and CDO and CBO equity investments of $43.9 million for nine month period ended September 30, 2004. The impairments on lease investments of $37.0 million, primarily in the US airline industry, drove the total impairments on other invested assets. There were $6.9 million in impairments on CDO and CBO equity investments for the period. Equity investments in CDOs and CBOs take the first loss risk in a pool of high yield debt. We have a total remaining carrying value of $39.3 million and $60.0 million of CDO and CBO equity investments as of September 30, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $6.2 million for the nine month period ended September 30, 2004 as the result of market values falling below cost for more than nine months.

      The Company recorded a loss of $42.7 million on mortgage loans for the nine month period ended September 30, 2004 (of which $17.7 million was losses on hedging adjustments). Included in this loss is a $37.6 million increase to reserves for a refrigeration warehouse company, a milling company, a retailer and an agricultural products company, for the nine months ended September 30, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      There were also gains of $106.2 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long term, gains of $18.4 million from the sale of other invested assets, and gains of $80.4 million resulting from the sale of real estate for the nine month period ended September 30, 2004. Net derivative activity resulted in a loss of $13.4 million for the nine months ended September 30, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged a items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives that do not qualify for hedge accounting.

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate needs to facilitate business operations. John Hancock Financial Services, Inc. (the Company) is an insurance holding company. The assets of the Company consist primarily of the outstanding capital stock of the Life Company, John Hancock Canadian Holdings Limited (Maritime Life's parent) and investments in other subsidiaries both domestic and international. The Company's cash flow primarily consists of dividends from its operating subsidiaries and proceeds from the Company's debt offerings offset by expenses or dividend payments to its parent Manulife. See the Merger with Manulife Financial Corporation section of this MD&A. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, and paying dividends to its parent substantially depends upon dividends from its operating subsidiaries.

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

      As noted above on April 28, 2004, JHFS completed its merger agreement with Manulife and as of the close of business, JHFS stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Since April 28, 2004, the Company operates as a subsidiary of Manulife and the John Hancock name is

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Manulife's primary U.S. brand. Following the completion of the merger, Standard and Poor's, Moody's, A.M. Best and Fitch affirmed all ratings. In addition, Standard & Poor's upgraded the long-term counterparty credit and senior debt ratings on John Hancock Financial Services, Inc. and the debt ratings John Hancock Canadian Corp. to A+ from A. Dominion Bond Rating Service upgraded John Hancock Financial Services' counter party credit rating rating to AA (low) from A (high), upgraded John Hancock Canadian Corp.'s senior debt rating to AA (low) from A (high) and upgraded Maritime Life Assurance Company's claims paying ability rating to IC-1 from IC-2. In addition, Maritime Life's financial strength ratings were upgraded to Aa3 from A1 by Moody's and to A++ from A+ by A.M. Best. Maritime Life's A+ long term issuer rating remains on positive outlook with Fitch.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of September 30, 2004, $48,238.1 million, or 90.7% of the consolidated fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $5,008.7 million, or 9.3% of rated fixed maturity investments, were rated non-investment grade. $42,698.7 million, or 89.6% of the Life Company fixed maturity securities held by us and rated by S&P or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,954.4 million, or 10.4% of the Life Company's rated fixed maturity investments, were rated non-investment grade. In addition, $4,679.8 million, or 99.4% of the Maritime Life fixed maturity securities held by us and rated by S&P or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $26.6 million, or 0.5% of the Maritime Life fixed maturity investments, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Analysis of Consolidated Statements of Cash Flows

      Net cash provided by operating activities was $1,901.1 million and $1,743.1 million for the nine months ended September 30, 2004 and 2003, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income and the payment of policy related costs. The $158.0 million increase in the first nine months of 2004 compared to the same period in 2003 resulted primarily from a $796.8 million increase in premiums, product fees and investment income received. These increases were partially offset by increases in payments of policy related costs of $724.7 million.

      Net cash used in investing activities was $2,442.9 million and $3,831.6 million for the nine months ended September 30, 2004 and 2003, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities include those from the purchase or sales of product lines and asset management such as the sale of the Home Office properties in 2003. In addition to a comprehensive asset-liability management program that seeks to align the financial and risk attributes of the Company's investment portfolio (including cash and short term investments) with those of its liability contracts, we also maintain a minimum cash balance and monitor available liquidity against estimated liability needs under stressed market conditions. All of this leads to

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

a liquidity policy we think is prudent and is expected to amply support liability needs even in these most stressed environments. The $1,388.7 million decrease in cash used in the first nine months of 2004 as compared to the same period in 2003 resulted primarily from a $2,028.4 million net reduction in cash used from acquisitions, sales and maturities of fixed maturities and equity securities available for sale, and $35.9 million in net cash provided from mortgage maturities and issuance transactions. These decreased in cash used in investing activities was partially offset by lower cash flows compared to the prior year from the prior year sale of the Home Office properties for $887.6 million.

      Net cash used by financing activities was $1,082.2 million for the nine months ended September 30, 2004, and the net cash provided by financing activities was $2,487.9 million for the nine months ended September 30, 2003. Changes in cash provided by financing activities primarily relate to the execution of transactions with our customers demonstrated by deposits and withdrawals under investment-type contracts and the payment of the Company's annual dividend to shareholders. In addition, where advantageous or otherwise necessary, the Company may issue equity securities or debt, borrowing or re-pay corporate debt, or pay dividends to our parent, Manulife. The $3,570.1 million decrease in the nine months of 2004 as compared to same period in 2003 resulted from a $2,871.2 million decrease in deposits and a $733.8 million increase in cash payments made on withdrawals of universal life insurance and investment-type contracts offset partially by a $161.4 million increase in bank deposits. The Company's ability to generate customer deposits in excess of withdrawals is critical to our long-term growth.

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

As of September 30, 2004, we had $2,185.6 million of principal and interest amounts of debt outstanding consisting of $530.6 million of medium-term bonds, $517.1 million of surplus notes, $339.6 million of Canadian debt, $33.0 million of other notes payable (excluding $163.4 million in non-recourse debt for Signature Fruit and an Australian farm management subsidiary), a $281.1 million note payable to MLI Resources, Inc., a related party, and $297.2 million in commercial paper. Also not included in these amounts is the $23.6 million SFAS No. 133 fair value adjustment to interest rate swaps held for the Surplus Notes. During the nine months ended September 30, 2004, the Company issued in aggregate $2,073.5 million in commercial paper, of which $297.2 million was outstanding at September 30, 2004. In addition, the Company has outstanding $2,288.8 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $200,000 of aggregate principal, and mature at a various dates in the future. Covenants in this program include, among others, limitations on liens. Coincident with the acquisition of the Company's shares by Manulife, the Company merged with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources, Inc., an affiliated Manulife entity, in the amount of $260.7 and held previously purchased shares of the Company, which were cancelled upon merger. The value of this note payable on the JHFS balance sheet will fluctuate with changes in the USD to CDN exchange rates. The Company paid $3.4 million to Manulife under the terms of the promissory note during the three month ended September 30, 2004. The $3.4 million payment represents the May 2004 and August 2004 payments due under the promissory note.

      One hundred fifty million dollars in letters of credit for JH Reassurance Company, guaranteed by the Company, are subject to rating triggers that require the posting of deposits (within three business days) as additional collateral if the ratings of JHFS or the Life Company fall below designated rating levels. Currently, JHFS and the Life Company's ratings are several levels away from a triggering event

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

for the guaranteed letters of credit. Failure to make such deposit under one or more of the guaranteed letters of credit could trigger the cross-acceleration provisions in other financing agreements, including the line of credit referenced above. Certain of these guaranteed letters of credit incorporate the financial covenants from the line of credit as well as contain cross-default and cross-acceleration provisions.

      The Life Company guarantees certain mortgage securitizations transactions the Company entered into with FNMA and FHLMC. This guarantee will persist until the pool of mortgages is paid off in full by the mortgagees. The Life Company must perform under this guarantee where the mortgagees fail to repay their mortgages. The maximum amount of future payments the Life Company may be required to make pursuant to the guarantee is up to 12.25% of the total principal and interest for the FNMA securitization, or $7.6 million, and up to 10.5% of total principal and interest for the FHLMC securitization, or $10.0 million, at September 30, 2004.

      The Company has additional guarantees outstanding with affiliates, related to market value annuity products in the Life Company and it subsidiary John Hancock Variable Life Insurance Company (see Note 11-Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company) covering contracts with account values of $383.5 million, and $339.6 million in senior unsecured notes payable issued by John Hancock Canadian Corporation, guaranteed by the Company at September 30, 2004.

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations (including, but not limited to, those relating to the Federal Estate Tax Laws and proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries; Massachusetts insurance law and similar Canadian laws may restrict the ability of John Hancock Life Insurance Company (the Life Company) and The Maritime Life Assurance Company (Maritime Life) to pay dividends within the consolidated group; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio including without limitation, the risks associated with the evaluation and determination by our investment professionals of the fair value of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (17) we may be unable to retain personnel who are key to our business; (18) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (19) litigation and proceedings by regulatory or governmental authorities may result in financial losses, harm our reputation and divert management resources, (20) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position, and (21) in connection with the merger between the Company and Manulife Financial
Corporation: we may not achieve the revenue synergies, cost savings and other synergies contemplated by the merger; we may experience litigation related to the merger; John Hancock's (including Maritime Life) and Manulife's distributors, customers and policyholders may react negatively to the transaction; we may encounter difficulties in promptly and effectively integrating the businesses of John Hancock including Maritime Life, and Manulife; we may not be able to retain the professional and management talent necessary to operate the business; the transaction may result in diversion of management time on merger and integration-related issues; and we may experience increased exposure to exchange rate fluctuations and other unknown risks associated with the merger.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number      Description
------      -----------

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

----------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JOHN HANCOCK FINANCIAL SERVICES, INC.

Date: November 8, 2004                    By: /s/ THOMAS E. MOLONEY
                                              ----------------------
                                              Thomas E. Moloney
                                              Senior Executive Vice
                                              President and Chief Financial
                                              Officer