Form 10-Q/A
period 2004-09-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2005-02-10
CIK 736260

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

EXPLANATORY NOTE

Item 1 and Item 2 of John Hancock Financial Services, Inc.'s quarterly report for the period ended September 30, 2004 are being amended to revise net investment income and income tax expenses for the period subsequent to the change in control described in Note 1. This revision has no impact on the total company after-tax earnings. As part of the opening balance sheet prepared due to the change in control, an estimate of the fair value of leveraged lease assets was included in the purchase equation. Subsequent to that period, the Company has continued to refine the value of the assets and liabilities acquired in the change of control through detailed modeling of each of the leveraged leases. Valuation work performed in that time period on these investments indicated that previously recorded net investment income and income tax expense for the time period after the change in control should be reduced by approximately $139 million. These changes are being made in this amended filing so that these financial statements are consistent with the financial results of the Company that are included in the financial statements of the Company's parent, Manulife Financial Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                 September 30,
                                                                     2004        December 31,
                                                                  (Unaudited)        2003
                                                                 ----------------------------
                                                                         (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: December 31--$1,523.0) .......................             --     $  1,498.6
   Available-for-sale--at fair value
   (cost: September 30 --$53,400.2; December 31--$48,896.8) ..     $ 54,087.4       51,887.0
   Trading securities--at fair value
   (cost: September 30 --$43.5; December 31-- $40.7) .........           42.2           42.2
Equity securities:
   Available-for-sale--at fair value
   (cost: September 30--$530.7; December 31 --$665.8) ........          539.0          795.1
   Trading securities--at fair value
   (cost: September 30--$520.0; December 31--$435.3) .........          515.8          448.4
Mortgage loans on real estate ................................       14,324.0       12,936.0
Real estate ..................................................          353.8          195.0
Policy loans .................................................        2,103.5        2,117.9
Short-term investments .......................................             --          121.6
Other invested assets ........................................        3,381.9        3,011.3
                                                                   ----------     ----------

   Total Investments .........................................       75,347.6       73,053.1

Cash and cash equivalents ....................................        1,497.6        3,121.6
Accrued investment income ....................................          910.4          756.0
Premiums and accounts receivable .............................          260.0          273.6
Goodwill .....................................................        4,417.2          345.0
Value of business acquired ...................................        3,814.1          550.5
Intangible assets ............................................        1,494.4            6.3
Deferred policy acquisition costs ............................          194.4        4,301.0
Reinsurance recoverable ......................................        2,178.3        2,095.5
Deferred tax asset ...........................................          170.2             --
Other assets .................................................        2,848.0        3,081.7
Separate account assets ......................................       22,974.8       24,121.9
                                                                   ----------     ----------

   Total Assets ..............................................     $116,107.0     $111,706.2
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                      Three Months Ended
                                                                                         September 30,
                                                                                       2004        2003
                                                                                     --------------------
                                                                                         (in millions)
Revenues
   Premiums ......................................................................   $1,116.7    $1,034.3
   Universal life and investment-type product fees ...............................      227.8       209.5
   Net investment income .........................................................      876.2     1,038.5
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contractholders and the policyholder dividend obligation
     ($0.7 and $(35.5) three months ended September 30, 2004 and
     2003, respectively) .........................................................      (53.1)      (58.3)
   Investment management revenues, commissions and other fees ....................      143.8       138.9
   Other revenue .................................................................       62.9        67.2
                                                                                     --------    --------

Total revenues ...................................................................    2,374.3     2,430.1

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation
     ($9.9 and $(29.8) for the three months ended September 30, 2004
     and 2003, respectively) .....................................................    1,499.2     1,522.9
   Other operating costs and expenses ............................................      438.4       437.0
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(9.2) and $(5.7) for the three months ended September 30,
     2004 and 2003, respectively) ................................................       70.0        67.0
   Dividends to policyholders ....................................................      126.0       161.0
                                                                                     --------    --------

   Total benefits and expenses ...................................................    2,133.6     2,187.9
                                                                                     --------    --------

Income before income taxes .......................................................      240.7       242.2

Income taxes .....................................................................       73.4        51.4
                                                                                     --------    --------

Net income .......................................................................   $  167.3    $  190.8
                                                                                     ========    ========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                   Period from        Period from      Nine Months
                                                                                  April 29, 2004    January 1, 2004       Ended
                                                                                     through            through       September 30,
                                                                                September 30, 2004   April 28, 2004       2003
                                                                                ----------------------------------------------------
                                                                                                   (in millions)
Revenues
   Premiums .......................................................................   $1,844.1        $1,389.4         $2,782.4
   Universal life and investment-type product fees ................................      387.3           338.6            617.8
   Net investment income ..........................................................    1,458.0         1,452.2          3,117.1
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contract holders and the policyholder dividend obligation ($(15.4), $28.7
     and $(33.5), respectively) ...................................................      (67.2)           85.6             94.1
   Investment management revenues, commissions and other fees .....................      236.3           195.3            393.0
   Other revenue ..................................................................      102.1            94.4            199.8
                                                                                      --------        --------         --------

   Total revenues .................................................................    3,960.6         3,555.5          7,204.2

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation
     ($(0.8), $39.9 and $(43.0), respectively) ....................................    2,486.2         2,143.0          4,274.3
   Other operating costs and expenses .............................................      721.9           653.9          1,246.3
   Amortization of  deferred policy acquisition costs
     and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(14.6), $(11.2)
     and $9.5, respectively) ......................................................      126.0           167.6            225.8
   Dividends to policyholders .....................................................      213.0           163.1            443.6
                                                                                      --------        --------         --------

   Total benefits and expenses ....................................................    3,547.1         3,127.6          6,190.0
                                                                                      --------        --------         --------

Income before income taxes and cumulative effect of accounting change .............      413.5           427.9          1,014.2
Income taxes ......................................................................      112.3           127.8            280.3
                                                                                      --------        --------         --------

Net income before cumulative effect of accounting change ..........................      301.2           300.1            733.9
Cumulative effect of accounting change, net of tax- Note 2 ........................         --            37.0               --
                                                                                      --------        --------         --------

Net income ........................................................................   $  301.2        $  337.1         $  733.9
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the period  For the period
                                                                                          from            from         For the nine
                                                                                     April 29, 2004  January 1, 2004   month period
                                                                                        through          through          ended
                                                                                     September 30,      April 28,     September 30,
                                                                                          2004            2004             2003
                                                                                     -----------------------------------------------
                                                                                                    (in millions)
Cash flows from operating activities:
   Net income .....................................................................    $  301.2        $   337.1       $   733.9
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of  premium (discount) - fixed maturities .......................       281.0              0.7           (24.4)
     Net realized investment and other (gains) losses .............................        67.2            (85.6)          (94.1)
     Change in accounting principle ...............................................          --            (37.0)             --
     Change in deferred policy acquisition costs ..................................      (197.3)           (58.4)         (320.4)
     Depreciation and amortization ................................................       127.1             23.7            44.1
     Net cash flows from trading securities .......................................       (60.7)            (6.7)         (101.5)
     Increase in accrued investment income ........................................       (87.8)           (66.6)         (156.7)
     (Increase) decrease in premiums and accounts receivable ......................        (7.5)            21.1           (53.1)
     Increase (decrease)  in other assets and other liabilities, net ..............      (186.8)            32.7          (166.9)
     Increase in policy liabilities and accruals, net .............................       697.5            581.4         1,716.2
     Increase in income taxes .....................................................        92.5            132.3           166.0
                                                                                     -----------------------------------------------

       Net cash provided by operating activities ..................................     1,026.4            874.7         1,743.1

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ..........................................     1,186.4          2,849.2         9,481.7
     Equity securities available-for-sale .........................................       201.6            229.8           257.2
     Real estate ..................................................................         4.8             97.7            97.5
     Home office properties .......................................................          --               --           887.6
     Short-term investments and other invested assets .............................       158.8            133.4           162.6
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity ............................................          --             41.2           190.9
     Fixed maturities available-for-sale ..........................................     2,222.1          1,593.5         2,902.5
     Short-term investments and other invested assets .............................        81.3            124.7           816.9
     Mortgage loans on real estate ................................................       629.2            684.7           976.6
   Purchases of:
     Fixed maturities held-to-maturity ............................................          --             (0.5)          (77.3)
     Fixed maturities available-for-sale ..........................................    (3,387.3)        (6,465.2)      (16,235.3)
     Equity securities available-for-sale .........................................       (49.1)          (134.2)         (260.6)
     Real estate ..................................................................      (111.2)            (6.9)          (32.7)
     Short-term investments and other invested assets .............................      (189.0)          (658.8)       (1,305.9)
   Mortgage loans on real estate issued ...........................................    (1,143.1)          (680.5)       (1,522.2)
   Net cash received related to the sale of business ..............................        35.0               --            (3.8)
   Other, net .....................................................................       (38.5)           148.0          (167.3)
                                                                                     -----------------------------------------------

       Net cash used in investing activities ......................................      (399.0)        (2,043.9)       (3,831.6)


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


                                                   Three Months Ended                        Three Months Ended
                                                     September 30,                             September 30,
                                                2004                                    2003
                                              Proforma              2004              Proforma                2003
                                        ------------------------------------------------------------------------------
                                                                           (in millions)

Revenue.........................            $ 2,374.3            $ 2,374.3            $ 2,430.1              $ 2,430.1

Net income......................            $   167.3            $   167.3            $   190.8              $   190.8

                                       Period from April 29,          Period from January 1             Nine Months Ended
                                       through September 30,            through April 28,                 September 30,
                                        2004                          2004                            2003
                                      Proforma         2004         Proforma          2004          Proforma          2003
                                   -------------------------------------------------------------------------------------------
                                                                           (in millions)

Revenue.........................      $ 3,960.6     $ 3,960.6       $ 3,555.5        $ 3,555.5      $ 7,237.6        $ 7,204.2

Net income......................      $   301.2     $   301.2       $   337.1        $   337.1      $   735.6        $   733.9


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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)


                                                                  Wealth                             Corporate
                                                   Protection   Management    G&SFP       Canada     and Other  Consolidated
                                                ----------------------------------------------------------------------------
                                                                               (in millions)
As of or for the three months ended
September 30, 2004
Revenues:
   Revenues from external
     customers.............................        $   589.7    $   166.2   $    82.5   $   466.4    $  246.4    $  1,551.2
   Net investment income...................            311.7        150.4       307.7        94.4        12.0         876.2
   Net realized investment and other
     gains (losses), net...................            (1.9)        (20.4)      (36.1)        5.0         0.3         (53.1)
   Inter-segment revenues..................              --           0.3         0.2          --        (0.5)           --
                                                ----------------------------------------------------------------------------
   Revenues................................        $   899.5    $   296.5   $   354.3   $   565.8    $  258.2    $  2,374.3
                                                ============================================================================
Net Income:
   Net income..............................        $    85.5    $    43.2   $     9.0   $    31.7    $   (2.1)   $    167.3
                                                ============================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method....        $     5.5    $     1.2   $     8.5          --    $   13.5    $     28.7
   Carrying value of investments
     accounted for under the equity
     method................................            721.7        299.7       689.9          --       761.8       2,473.1
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses)..............................             27.2         19.4        14.3   $     8.5         0.6          70.0
   Segment assets..........................         39,926.7     19,249.0    35,695.2    16,755.4     4,480.7     116,107.0

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (Continued)


                                                                Wealth                                Corporate
                                               Protection     Management     G&SFP         Canada     and Other   Consolidated
                                              --------------------------------------------------------------------------------
                                                                               (in millions)
As of or for the period from April 29,
2004 through September 30,
2004 Revenues:
   Revenues from external
     customers ...........................    $ 1,036.9     $   230.2     $   139.1     $   761.0     $  402.6    $  2,569.8
   Net investment income .................        534.9         254.9         512.9         155.4         (0.1)      1,458.0
   Net realized investment and other
     gains (losses), net .................         (7.0)        (29.6)        (32.1)          3.1         (1.6)        (67.2)
   Inter-segment revenues ................           --           0.5           0.3            --         (0.8)           --
                                              ------------------------------------------------------------------------------
   Revenues ..............................    $ 1,564.8     $   456.0     $   620.2     $   919.5     $  400.1    $  3,960.6
                                              ==============================================================================
Net Income:
   Net income ............................    $   159.5     $    74.5     $    40.5     $    47.0     $  (20.3)   $    301.2
                                              ==============================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..    $    10.8     $     2.7     $    13.4            --     $    9.7    $     36.6
   Carrying value of investments
     accounted for under the equity
     method ..............................        721.7         299.7         689.9            --        761.8       2,473.1
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................         49.3          35.1          23.8     $    16.9          0.9         126.0
   Segment assets ........................     39,926.7      19,249.0      35,695.2      16,755.4      4,480.7     116,107.0

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
---------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)

Revenues
  Premiums .........................           --     $     14.7       $  1,101.8      $     0.2        $  1,116.7
  Universal life and investment-
    type product fees ..............           --           91.3            136.3            0.2             227.8
  Net investment income ............   $      0.3           56.7            812.5            6.7             876.2
  Net realized investment and
    other gains (losses) ...........           --           (9.7)           (42.2)          (1.2)            (53.1)
  Investment management
    revenues, commissions
    and other fees .................           --             --            143.8             --             143.8
  Other revenue ....................           --             --             62.9             --              62.9
                                    ------------------------------------------------------------------------------
Total revenues .....................          0.3          153.0          2,215.1            5.9           2,374.3

Benefits and expenses
  Benefits to policyholders ........           --           65.1          1,429.0            5.1           1,499.2
  Other operating costs and
    expenses .......................         13.7           25.3            399.7           (0.3)            438.4
  Amortization of deferred policy
    acquisition costs and value
    of business acquired............           --           14.8             54.8            0.4              70.0
  Dividends to policyholders .......           --            4.9            121.1             --             126.0
                                    ------------------------------------------------------------------------------
Total benefits and expenses ........         13.7          110.1          2,004.6            5.2           2,133.6

  Income (loss) before income
    taxes ..........................        (13.4)          42.9            210.5            0.7             240.7
  Income taxes .....................         (3.9)          15.3             61.9            0.1              73.4
                                    ------------------------------------------------------------------------------
  Net income (loss) after
    income taxes ...................         (9.5)          27.6            148.6            0.6             167.3

  Equity in the net income of
    unconsolidated subsidiaries ....        176.8            0.6               --         (177.4)               --
                                    ------------------------------------------------------------------------------

Net income .........................   $    167.3     $     28.2       $    148.6      $  (176.8)       $    167.3
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
---------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)

Revenues
  Premiums .........................           --     $     27.9       $  1,815.7     $      0.5        $  1,844.1
  Universal life and investment-
    type product fees ..............           --          150.5            236.4            0.4             387.3
  Net investment income ............   $      0.2          101.9          1,344.8           11.1           1,458.0
  Net realized investment and
    other gains (losses) ...........           --           (8.7)           (56.4)          (2.1)            (67.2)
  Investment management
    revenues, commissions and
    other fees .....................           --             --            236.3             --             236.3
  Other revenue ....................           --             --            102.1             --             102.1
                                    ------------------------------------------------------------------------------
Total revenues .....................          0.2          271.6          3,678.9            9.9           3,960.6

Benefits and expenses
  Benefits to policyholders ........           --          117.6          2,360.2            8.4           2,486.2
  Other operating costs and
    expenses .......................         29.8           47.7            644.5           (0.1)            721.9
  Amortization of deferred policy
    acquisition costs and value
    of business acquired ...........           --           15.0            110.5            0.5             126.0
  Dividends to policyholders .......           --            7.8            205.2             --             213.0
                                    ------------------------------------------------------------------------------
Total benefits and expenses ........         29.8          188.1          3,320.4            8.8           3,547.1

  Income (loss) before income
    taxes ..........................        (29.6)          83.5            358.5            1.1             413.5
  Income taxes .....................         (8.4)          27.3             93.1            0.3             112.3
                                    ------------------------------------------------------------------------------
  Net income (loss) after
    income taxes ...................        (21.2)          56.2            265.4            0.8             301.2

  Equity in the net income of
    unconsolidated subsidiaries ....        322.4            0.8               --         (323.2)               --
                                    ------------------------------------------------------------------------------

Net income .........................   $    301.2     $     57.0       $    265.4     $   (322.4)       $    301.2
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
Through September 30, 2004                   (Guarantor)      (Issuer)      Subsidiaries   Eliminations   Services, Inc.
------------------------------------------------------------------------------------------------------------------------
                                                                          (in millions)

Net income ...............................      $ 301.2         $ 57.0         $  265.4        $(322.4)         $  301.2
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Amortization of discount-fixed
      maturities .........................           --           34.5            248.6           (2.1)            281.0
    Equity in net income of
      unconsolidated subsidiaries ........       (322.4)          (0.8)              --          323.2                --
    Net realized investment and
      other losses .......................           --            8.7             56.4            2.1              67.2
    Change in  value of business
      acquired and deferred policy
      acquisition costs ..................           --          (61.6)          (135.7)            --            (197.3)
    Depreciation and amortization ........          1.1           14.8            111.0            0.2             127.1
    Net cash flows from trading
      securities .........................           --             --            (60.7)            --             (60.7)
    Increase in accrued investment
      income .............................           --            0.7            (89.2)           0.7             (87.8)
    Decrease (increase) in premiums
      and accounts receivable ............         (0.5)           0.3             (7.3)            --              (7.5)
    (Increase)decrease in other assets
      and other liabilities, net .........       (170.1)          11.5            (24.3)          (3.9)           (186.8)
    Increase in policy liabilities
      and accruals, net ..................           --           71.7            631.8           (6.0)            697.5
    Increase(decrease) in income taxes ...        (51.1)          (2.3)           147.4           (1.5)             92.5
                                          ------------------------------------------------------------------------------
    Net cash (used in) provided by
      operating activities ...............       (241.8)         134.5          1,143.4           (9.7)          1,026.4

Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ..           --          112.5          1,063.6           10.3           1,186.4
    Equity securities available-for-sale .           --           15.0            185.5            1.1             201.6
    Real estate ..........................           --             --              4.8             --               4.8
    Short term investments and other
      invested assets ....................          3.5            9.4            145.4            0.5             158.8
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities
      available-for-sale .................           --           90.7          2,118.0           13.4           2,222.1
    Short term investments and other
      invested assets ....................           --          (22.5)           103.8             --              81.3
    Mortgage loans on real estate ........           --           52.7            573.7            2.8             629.2

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

      Income Taxes


      Our reported effective tax rate on net income was 30.5% and 21.2% for the three month periods ended September 30, 2004 and 2003 and 28.5% and 27.6% for the nine month periods ended September 30, 2004 and 2003, respectively. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions, changes to reserves that we consider appropriate and related interest. This rate is then applied to our year-to-date operating results.


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


                                          Three Months Ended               Three Months Ended
                                             September 30,                    September 30,
                                         2004                             2003
                                       Proforma          2004           Proforma          2003
                                       ---------------------------------------------------------
                                                             (in millions)

Revenue.........................       $ 2,374.3        $ 2,374.3       $ 2,430.1      $ 2,430.1

Net income......................       $   167.3        $   167.3       $   190.8      $   190.8

                                       Period from April 29,         Period from January 1             Nine Months Ended
                                       through September 30,            through April 28,                 September 30,
                                        2004                          2004                            2003
                                      Proforma         2004         Proforma          2004          Proforma          2003
                                   -----------------------------------------------------------------------------------------------
                                                                           (in millions)

Revenue.........................       $ 3,960.6     $ 3,960.6       $ 3,555.5      $ 3,555.5      $ 7,237.6        $ 7,204.2

Net income......................       $   301.2     $   301.2       $   337.1      $   337.1      $   735.6        $   733.9


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

      The tables below present the consolidated results of operations for the periods presented:


                                                                       Three Months Ended      Nine Months Ended
                                                                          September 30,           September 30,
                                                                        2004        2003        2004        2003
                                                                      -------------------------------------------
                                                                                     (in millions)
Revenues
Premiums ..........................................................   $1,116.7    $1,034.3    $3,233.5   $2,782.4
Universal life and investment-type product fees ...................      227.8       209.5       725.9      617.8
Net investment income .............................................      876.2     1,038.5     2,910.2    3,117.1
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and
   value of business acquired, amounts credited to participating pensions contractholders and the policyholder dividend
   obligation (1) .................................................      (53.1)      (58.3)       18.4       94.1
Investment management revenues, commissions, and other fees .......      143.8       138.9       431.6      393.0
Other revenue .....................................................       62.9        67.2       196.5      199.8
                                                                      --------------------    -------------------
      Total revenues ..............................................    2,374.3     2,430.1     7,516.1    7,204.2

Benefits and expenses
Benefits to policyholders, excluding amounts related to net
   realized investment and other gains (losses) credited to
   participating pension contractholders and the policyholder
   dividend obligation (2) ........................................    1,499.2     1,522.9     4,629.2    4,274.3
Other operating costs and expenses ................................      438.4       437.0     1,375.8    1,246.3
Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net
   realized investment and other gains (losses) (3) ...............       70.0        67.0       293.6      225.8
Dividends to policyholders ........................................      126.0       161.0       376.1      443.6
                                                                      --------------------    -------------------
      Total benefits and expenses .................................    2,133.6     2,187.9     6,674.7    6,190.0

Income before income taxes ........................................      240.7       242.2       841.4    1,014.2
Income taxes ......................................................       73.4        51.4       240.1      280.3
                                                                      --------------------    -------------------

Net income before cumulative effect of accounting change ..........      167.3       190.8       601.3      733.9

Cumulative effect of accounting change, net of income tax .........         --          --        37.0         --
                                                                      --------------------    -------------------

      Net income ..................................................   $  167.3    $  190.8    $  638.3   $  733.9
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


      Consolidated income before income taxes decreased 0.6%, or $1.5 million, for the three month period ended September 30, 2004 from the prior year. The decrease was driven by a decrease in the G&SFP Segment of 80.8%, or $47.7 million. The lower earnings in G&SFP were driven by lower investment income due to the impact of purchase accounting and lower spreads driven by the interest rate environment. In addition, the G&SFP Segment was subjected to increased amortization of VOBA from prior years driven by the impact of purchase accounting. The change in net realized investment and other gains (losses) is the result of $9.9 million fewer impairments of securities. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in the MD&A. Partially offsetting these decreases to income before income taxes was the impact of purchase accounting on tax preferenced investments in leveraged leases held in the Corporate and Other Segment, where income before taxes increased $29.7 million. The benefit to income before income taxes of the application of purchase accounting to tax preferenced investments in leveraged leases does not flow through to net income, or income after taxes. A second driver of consolidated income before income taxes was the long-term care insurance business which increased $13.9 million on improved investment income and lower amortization of DAC and VOBA driven by purchase accounting (see further discussion in the amortization of DAC and VOBA paragraph below).


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


      Net investment income decreased 15.6%, or $162.3 million, from the prior year. The yield, net of investment expenses, on the general account portfolio decreased to 4.60% from 5.54% from the prior year. The decrease in yields were driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting guidelines, for Manulife's acquisition of JHFS; lower performance in the period on hedge fund of fund investments; at period end the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR) compared to $13 billion at September

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2004, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan; certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) decreased the Company's net portfolio pre-tax yield; the inflow of new cash and reinvestments within the portfolio for the period were invested at rates that were below the portfolio rate. Partially offsetting the decreased yield was an increase in weighted-average invested assets of $1,241.9 million, or 1.66%, from the prior year. For additional analysis regarding net investment income, see below and the discussion under General Account Investments in the MD&A herein.

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


      Income taxes were $73.4 million in the third quarter of 2004, compared to $51.4 million for the third quarter of 2003. Our effective tax rate was 30.5% in the third quarter of 2004, compared to 21.2% in the third quarter of 2003. The higher effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

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


      Consolidated income before income taxes decreased 17.0%, or $172.8 million, for the nine month period ended September 30, 2004 from the prior year. The decrease was driven by lower net realized investment and other gains. In the first quarter of 2003 the Company recognized a gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties. In addition, operating expenses increased 10.4%, or $129.5 million, driven by $73.3 million in integration and transaction costs relating to the recent merger with Manulife. Partially offsetting these items was growth in universal life and investment product fees of 17.5%, or $108.1 million, and 9.8%, or $38.6 million, growth in advisory fees from the prior year. The increase in product fees was driven by a 13.0% increase in average account balance on universal life insurance products. The increase in advisory fees is driven by 11.3% growth in average assets under management in the mutual fund business compared to the prior year. The Company recorded an increase to net income of $37.0 million (net of tax of $19.3 million) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (SOP 03-1).


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


      Net investment income decreased 6.6%, or $206.9 million, from the prior year. The yield, net of investment expenses, on the general account portfolio decreased to 5.06% from 5.84% in the prior year. The decrease in yields was driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting guidelines, for Manulife's acquisition of JHFS; lower performance in the period on hedge fund of fund investments; at period end the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR) compared to $13 billion at September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2004, approximately 88%

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan; certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) decreased the Company's net portfolio pre-tax yield; the inflow of new cash and reinvestments within the portfolio for the period were invested at rates that were below the portfolio rate. Partially offsetting the decreased yield was an increase in weighted-average invested assets which grew $5,366.5 million, or 7.54%, from the prior year. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

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


      Income taxes were $240.1 million in the first nine months of 2004, compared to $280.3 million for the first nine months of 2003. Our effective tax rate was 28.5% in the first nine months of 2004, compared to 27.6% in the first nine months of 2003. The higher effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".


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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:


                                                             Three Months Ended                       Nine Months Ended
                                                  September 30, 2004   September 30, 2003   September 30, 2004   September 30, 2003
                                                 -----------------------------------------------------------------------------------
                                                  Yield     Amount     Yield     Amount    Yield     Amount    Yield      Amount
                                                 -----------------------------------------------------------------------------------
                                                        (in millions)       (in millions)        (in millions)       (in millions)
General account assets-excluding
Policy loans
   Gross income ...............................  4.75%   $   880.4    5.77%   $ 1,050.2    5.25%   $ 2,937.2    6.10%   $ 3,160.9
   Ending assets-excluding policy Loans (1) ...           74,741.7             73,044.8             74,741.7             73,044.8
Policy loans
   Gross income ...............................  5.66%        29.9    6.18%        32.5    5.76%        91.4    6.11%        96.2
   Ending assets ..............................            2,103.5              2,107.8              2,103.5              2,107.8
                                                                              ---------                                 ---------

      Total gross income ......................  4.78%   $   910.3    5.78%   $ 1,082.7    5.27%   $ 3,028.6    6.10%   $ 3,257.1
      Less: investment expenses ...............              (34.1)               (44.2)              (118.4)              (140.0)
                                                         ---------            ---------            ---------            ---------
        Net investment income .................  4.60%   $   876.2    5.54%   $ 1,038.5    5.06%   $ 2,910.2    5.84%   $ 3,117.1
                                                         =========            =========            =========            =========


(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003


      Net investment income decreased $162.3 million from comparable prior year period. The yield for the three months ended September 30, 2004, net of investment expenses, on the general account portfolio decreased to 4.60% from 5.54% for the three months ended September 30, 2003. In summary, the change in yields was driven by the following factors:


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


      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended September 30, 2004, this dilutive effect was 47 basis points, compared to 9 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $0.5 million in the third quarter of 2004 compared to the third quarter of 2003.


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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003


      Net investment income decreased $206.9 million from comparable prior year period. The yield for the nine months ended September 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.06% from 5.84% for the nine months ended September 30, 2003. In summary, the change in yields was driven by the following factors:


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


      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the nine month period ended September 30, 2004, this dilutive effect was 32 basis points, compared to 8 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.6 million for the nine months ended September 20, 2004 compared to the same period last year.


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


                                          JOHN HANCOCK FINANCIAL SERVICES, INC.


Date: February 10, 2005                   By: /s/ MARC COSTANTINI
                                              ----------------------
                                              Marc Costantini
                                              Senior Vice President and
                                              Chief Financial Officer