Form 10-Q/A
period 2004-06-30
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2005-02-11
CIK 736260

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

EXPLANATORY NOTE

Item 1 and Item 2 of John Hancock Financial Services, Inc.'s quarterly report for the period ended June 30, 2004 are being amended to revise net investment income and income tax expense for the period subsequent to the change in control described in Note 1. This revision has no impact on the total company after-tax earnings. As part of the opening balance sheet prepared due to the change in control, an estimate of the fair value of leveraged lease assets was included in the purchase equation. Subsequent to that period, the Company has continued to refine the value of the assets and liabilities acquired in the change of control through detailed modeling of each of the leveraged leases. Valuation work performed in that time period on these investments indicated that previously recorded net investment income and income tax expense for the time period after the change in control should be reduced by approximately $63 million. These changes are being made in this amended filing so that these financial statements are consistent with the financial results of the Company that are included in the financial statements of the Company's parent, Manulife Financial Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                           June 30,
                                                             2004         December 31,
                                                          (Unaudited)        2003
                                                          ----------------------------
                                                                 (in millions)
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: December 31--$1,523.0) .................           --     $  1,498.6
   Available-for-sale--at fair value
   (cost: June 30--$53,250.2; December 31--$48,896.8) ..   $ 52,887.2       51,887.0
   Trading securities--at fair value
   (cost: June 30--$40.4; December 31-- $40.7) .........         40.4           42.2
Equity securities:
   Available-for-sale--at fair value
   (cost: June 30--$695.8; December 31--$665.8) ........        695.9          795.1
   Trading securities--at fair value
   (cost: June 30--$489.1; December 31--$435.3) ........        489.1          448.4
Mortgage loans on real estate ..........................     14,017.5       12,936.0
Real estate ............................................        220.8          195.0
Policy loans ...........................................      2,116.7        2,117.9
Short-term investments .................................         74.8          121.6
Other invested assets ..................................      3,380.8        3,011.3
                                                           ----------     ----------

   Total Investments ...................................     73,923.2       73,053.1

Cash and cash equivalents ..............................      1,614.1        3,121.6
Accrued investment income ..............................        885.9          756.0
Premiums and accounts receivable .......................        290.2          273.6
Goodwill ...............................................      4,417.2          345.0
Value of business acquired .............................      3,894.6          550.5
Intangible assets ......................................      1,486.8            6.3
Deferred policy acquisition costs ......................         81.7        4,301.0
Reinsurance recoverable ................................      2,235.7        2,095.5
Deferred tax asset .....................................        630.5             --
Other assets ...........................................      2,481.2        3,081.7
Separate account assets ................................     23,412.0       24,121.9
                                                           ----------     ----------

   Total Assets ........................................   $115,353.1     $111,706.2
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                    Period from       Period from
                                                                                  April 29, 2004     April 1, 2004     Three Months
                                                                                      through           through           Ended
                                                                                   June 30, 2004     April 28, 2004   June 30, 2003
                                                                                ----------------------------------------------------
                                                                                                    (in millions)
Revenues
   Premiums ...................................................................       $  727.4        $  329.6            $  914.4
   Universal life and investment-type product fees ............................          159.5            69.4               205.9
   Net investment income ......................................................          581.8           346.8             1,049.3
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contract holders and the policyholder dividend obligation
     ($(16.3), $27.8 and $51.1, respectively) .................................          (14.1)          126.8                89.8
   Investment management revenues, commissions and other fees .................           92.5            52.1               129.0
   Other revenue ..............................................................           39.2            19.8                59.4
                                                                                --------------------------------------------------

   Total revenues .............................................................        1,586.3           944.5             2,447.8

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation
     ($(10.7), $21.6 and $29.4, respectively) .................................          987.0           535.3             1,394.4
   Other operating costs and expenses .........................................          283.5           192.9               418.7
   Amortization of deferred policy acquisition costs
     and value of business acquired, excluding amounts
     related to net realized investment and other gains
     (losses) ($(5.6), $6.2 and $21.7, respectively) ..........................           56.0            39.2                75.8
   Dividends to policyholders .................................................           87.0            41.9               144.8
                                                                                --------------------------------------------------

   Total benefits and expenses ................................................        1,413.5           809.3             2,033.7
                                                                                --------------------------------------------------

Income before income taxes ....................................................          172.8           135.2               414.1
Income taxes ..................................................................           38.9            52.6               124.2
                                                                                --------------------------------------------------


Net income ....................................................................       $  133.9        $   82.6            $  289.9
                                                                                ==================================================


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                    Period from       Period from
                                                                                  April 29, 2004    January 1, 2004    Six Months
                                                                                      through           through           Ended
                                                                                   June 30, 2004     April 28, 2004   June 30, 2003
                                                                                ----------------------------------------------------
                                                                                                    (in millions)
Revenues
   Premiums ...................................................................       $  727.4        $1,389.4            $1,748.1
   Universal life and investment-type product fees ............................          159.5           338.6               408.3
   Net investment income ......................................................          581.8         1,452.2             2,078.6
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contract holders and the policyholder dividend obligation
     ($(16.3), $28.7 and $1.9, respectively) ..................................          (14.1)           85.6               152.4
   Investment management revenues, commissions and other fees .................           92.5           195.3               254.1
   Other revenue ..............................................................           39.2            94.4               132.6
                                                                                --------------------------------------------------

   Total revenues .............................................................        1,586.3         3,555.5             4,774.1

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation
     ($(10.7), $39.9 and $(13.3), respectively) ...............................          987.0         2,143.0             2,751.4
   Other operating costs and expenses .........................................          283.5           653.9               809.3
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(5.6), $(11.2) and
     $15.2, respectively) .....................................................           56.0           167.6               158.8
   Dividends to policyholders .................................................           87.0           163.1               282.6
                                                                                --------------------------------------------------

   Total benefits and expenses ................................................        1,413.5         3,127.6             4,002.1
                                                                                --------------------------------------------------

Income before income taxes and cumulative effect of accounting change .........          172.8           427.9               772.0
Income taxes ..................................................................           38.9           127.8               228.9
                                                                                --------------------------------------------------

Net income before cumulative effect of accounting change ......................          133.9           300.1               543.1
Cumulative effect of accounting change, net of tax- Note 2 ....................             --            37.0                  --
                                                                                --------------------------------------------------

Net income ....................................................................       $  133.9        $  337.1            $  543.1
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the period    For the period
                                                                             from              from
                                                                        April 29, 2004   January 1, 2004    For the six
                                                                            through          through       month period
                                                                           June 30,         April 28,     ended June 30,
                                                                             2004              2004            2003
                                                                        ------------------------------------------------
                                                                                     (in millions)
Cash flows from operating activities:
   Net income .........................................................   $   133.9        $   337.1        $   543.1
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of  premium (discount) - fixed maturities ...........       115.3              0.7            (19.1)
     Net realized investment and other (gains) losses .................        14.1            (85.6)          (152.4)
     Change in accounting principle ...................................          --            (37.0)              --
     Change in deferred policy acquisition costs ......................       (81.9)           (58.4)          (216.2)
     Depreciation and amortization ....................................        55.5             23.7             30.6
     Net cash flows from trading securities ...........................       (32.2)            (6.7)           (83.4)
     Increase in accrued investment income ............................       (63.3)           (66.6)          (124.2)
     (Increase) decrease in premiums and accounts receivable ..........       (37.7)            21.1            (73.4)
     Increase (decrease)  in other assets and other liabilities, net ..      (210.3)            32.7           (176.8)
     Increase in policy liabilities and accruals, net .................       491.2            581.4          1,456.6
     Increase in income taxes .........................................        33.8            132.3            148.7
                                                                          -------------------------------------------

       Net cash provided by operating activities ......................       418.4            874.7          1,333.5

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ..............................       457.7          2,849.2          7,010.3
     Equity securities available-for-sale .............................        41.6            229.8            195.5
     Real estate ......................................................         1.4             97.7             65.6
     Home office properties ...........................................          --               --            108.8
     Short-term investments and other invested assets .................       107.3            133.4            887.6
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity ................................          --             41.2            136.0
     Fixed maturities available-for-sale ..............................       949.1          1,593.5          1,929.3
     Short-term investments and other invested assets .................         3.4            124.7            400.9
     Mortgage loans on real estate ....................................       278.1            684.7            588.3
   Purchases of:
     Fixed maturities held-to-maturity ................................          --             (0.5)            (2.2)
     Fixed maturities available-for-sale ..............................    (1,368.3)        (6,465.2)       (12,005.1)
     Equity securities available-for-sale .............................       (48.7)          (134.2)          (180.0)
     Real estate ......................................................        (1.5)            (6.9)           (14.6)
     Short-term investments and other invested assets .................       (93.4)          (658.8)          (858.6)
     Mortgage loans on real estate issued .............................      (598.1)          (680.5)          (954.1)
   Net cash received related to acquisition of business ...............          --               --             93.7
   Other, net .........................................................       (11.5)           148.0           (198.4)
                                                                          -------------------------------------------

       Net cash used in investing activities ..........................      (282.9)        (2,043.9)        (2,797.0)



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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (Continued)


                              Period from April 29, through        Period from April 1               Three Months Ended
                                         June 30,                   through April 28,                     June 30,
                                    2004                          2004                              2003
                                  Proforma         2004         Proforma           2004           Proforma          2003
                              -------------------------------------------------------------------------------------------------
                                                                        (in millions)

Revenue....................     $ 1,586.3       $ 1,586.3        $944.5           $944.5          $ 2,512.3        $ 2,447.8

Net income.................     $   133.9       $   133.9        $ 82.6           $ 82.6          $   292.5        $   289.9

                              Period from April 29, through       Period from January 1               Six Months Ended
                                         June 30                     through April 28,                    June 30,
                                    2004                          2004                              2003
                                  Proforma         2004         Proforma           2004           Proforma          2003
                              --------------------------------------------------------------------------------------------------
                                                                        (in millions)

Revenue....................     $ 1,586.3       $ 1,586.3      $ 3,555.5        $ 3,555.5       $ 4,885.7        $ 4,774.1

Net income.................     $   133.9       $   133.9      $   337.1        $   337.1       $   549.3        $   543.1


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
As of or for the period from April 29,
2004 through June 30, 2004
Revenues:
   Revenues from external customers .......    $   447.2    $    64.0    $    56.6   $   294.6    $   156.2      $  1,018.6
   Net investment income ..................        223.2        104.5        205.2        61.0        (12.1)          581.8
   Net realized investment and other
      gains (losses), net .................         (5.1)        (9.2)         4.0        (1.9)        (1.9)          (14.1)
   Inter-segment revenues .................           --          0.2          0.1          --         (0.3)             --
                                               ----------------------------------------------------------------------------
   Revenues ...............................    $   665.3    $   159.5    $   265.9   $   353.7    $   141.9      $  1,586.3
                                               ============================================================================
Net Income:
   Net income .............................    $    74.0    $    31.3    $    31.5   $    15.3    $   (18.2)     $    133.9
                                               ============================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ..    $     5.3    $     1.5    $     4.9          --    $    (3.8)     $      7.9
   Carrying value of investments
      accounted for under the equity
      method ..............................        431.6        221.6        568.9          --        747.3         1,969.4
   Amortization of deferred policy
      acquisition costs and value of
      business acquired, excluding
      amounts related to net realized
      investment and other gains (losses)..         22.1         15.7          9.5         8.4          0.3            56.0
   Segment assets .........................     39,341.3     19,478.9     36,078.4    15,969.8      4,484.7       115,353.1

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
As of or for the period from April 29,
2004 through June 30, 2004
Revenues:
   Revenues from external customers .......    $   447.2     $    64.0    $    56.6   $   294.6    $   156.2     $  1,018.6
   Net investment income ..................        223.2         104.5        205.2        61.0        (12.1)         581.8
   Net realized investment and other
      gains (losses), net .................         (5.1)         (9.2)         4.0        (1.9)        (1.9)         (14.1)
   Inter-segment revenues .................           --           0.2          0.1          --         (0.3)            --
                                               ----------------------------------------------------------------------------
   Revenues ...............................    $   665.3     $   159.5    $   265.9   $   353.7    $   141.9     $  1,586.3
                                               ============================================================================
Net Income:
   Net income .............................    $    74.0     $    31.3    $    31.5   $    15.3    $   (18.2)    $    133.9
                                               ============================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ..    $     5.3     $     1.5    $     4.9          --    $    (3.8)    $      7.9
   Carrying value of investments
      accounted for under the equity
      method ..............................        431.6         221.6        568.9          --        747.3        1,969.4
   Amortization of deferred policy
      acquisition costs and value of
      business acquired, excluding
      amounts related to net realized
      investment and other gains
      (losses) ............................         22.1          15.7          9.5   $     8.4          0.3           56.0
   Segment assets .........................     39,341.3      19,478.9     36,078.4    15,969.8      4,484.7      115,353.1

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
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Revenues
  Premiums ...............................             --      $     13.2     $    713.9      $      0.3      $    727.4
  Universal life and investment-type
     product fees ........................             --            59.2          100.1             0.2           159.5
  Net investment income ..................     $     (0.1)           45.2          532.3             4.4           581.8
  Net realized investment and other
     gains (losses) ......................             --             1.0          (14.2)           (0.9)          (14.1)
  Investment management revenues,
     commissions and other fees ..........             --              --           92.5              --            92.5
  Other revenue ..........................             --              --           39.2              --            39.2
                                               -------------------------------------------------------------------------
Total revenues ...........................           (0.1)          118.6        1,463.8             4.0         1,586.3

Benefits and expenses
  Benefits to policyholders ..............             --            52.5          931.2             3.3           987.0
  Other operating costs and expenses .....           16.1            22.4          244.8             0.2           283.5
  Amortization of value of business
     acquired and deferred policy
     acquisition costs ...................             --             0.2           55.7             0.1            56.0
  Dividends to policyholders .............             --             2.9           84.1              --            87.0
                                               -------------------------------------------------------------------------
Total benefits and expenses ..............           16.1            78.0        1,315.8             3.6         1,413.5

  Income (loss) before income taxes ......          (16.2)           40.6          148.0             0.4           172.8
  Income taxes ...........................           (4.5)           12.0           31.2             0.2            38.9
                                               -------------------------------------------------------------------------
    Net income (loss) before taxes .......          (11.7)           28.6          116.8             0.2           133.9

  Equity in the net income of
     unconsolidated subsidiaries .........          145.6             0.2             --          (145.8)             --
                                               -------------------------------------------------------------------------

Net income ...............................     $    133.9      $     28.8     $    116.8      $   (145.6)     $    133.9
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
--------------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)

Revenues
  Premiums ...............................             --     $     13.2       $    713.9      $      0.3       $    727.4
  Universal life and investment-type
     product fees ........................             --           59.2            100.1             0.2            159.5
  Net investment income ..................     $     (0.1)          45.2            532.3             4.4            581.8
  Net realized investment and other
     gains (losses) ......................             --            1.0            (14.2)           (0.9)           (14.1)
  Investment management revenues,
     commissions and other fees ..........             --             --             92.5              --             92.5
  Other revenue ..........................             --             --             39.2              --             39.2
                                               ---------------------------------------------------------------------------
Total revenues ...........................           (0.1)         118.6          1,463.8             4.0          1,586.3

Benefits and expenses
  Benefits to policyholders ..............             --           52.5            931.2             3.3            987.0
  Other operating costs and expenses .....           16.1           22.4            244.8             0.2            283.5
  Amortization of value of business
     acquired and deferred policy
     acquisition costs ...................             --            0.2             55.7             0.1             56.0
  Dividends to policyholders .............             --            2.9             84.1              --             87.0
                                               ---------------------------------------------------------------------------
Total benefits and expenses ..............           16.1           78.0          1,315.8             3.6          1,413.5

  Income (loss) before income taxes ......          (16.2)          40.6            148.0             0.4            172.8
  Income taxes ...........................           (4.5)          12.0             31.2             0.2             38.9
                                               ---------------------------------------------------------------------------
    Net income (loss) before taxes .......          (11.7)          28.6            116.8             0.2            133.9

  Equity in the net income of
     unconsolidated subsidiaries .........          145.6            0.2               --          (145.8)              --
                                               ---------------------------------------------------------------------------

Net income ...............................     $    133.9     $     28.8       $    116.8      $   (145.6)      $    133.9
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
Through June 30, 2004                                (Guarantor)       (Issuer)      Subsidiaries    Eliminations    Services, Inc.
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)

Net income .....................................     $    133.9      $     28.8      $    116.8      $   (145.6)     $    133.9
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities:
    Amortization of discount-fixed maturities ..             --            19.5            96.7            (0.9)          115.3
    Equity in net income of unconsolidated
      subsidiaries .............................         (145.6)           (0.2)             --           145.8              --
    Net realized investment and other losses ...             --            (1.0)           14.2             0.9            14.1
    Change in  value of business acquired
      and deferred policy acquisition costs ....             --           (24.4)          (57.5)             --           (81.9)
    Depreciation and amortization ..............            0.3             5.5            49.5             0.2            55.5
    Net cash flows from trading securities .....             --              --           (32.2)             --           (32.2)
    Increase in accrued investment income ......             --             1.8           (65.1)             --           (63.3)
    Decrease (increase) in premiums and
      accounts receivable ......................           (0.4)            1.1           (38.4)             --           (37.7)
    (Increase)decrease in other assets
      and other liabilities, net ...............         (218.9)           14.5            (1.5)           (4.4)         (210.3)
    Increase in policy liabilities and
      accruals, net ............................             --           (10.7)          498.8             3.1           491.2
    Increase (decrease) in income taxes ........           64.9            (6.2)          (26.4)           (0.3)           33.8
                                                     --------------------------------------------------------------------------
      Net cash provided by operating
        activities .............................         (165.8)           28.7           556.7            (1.2)          418.4
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ........             --            30.4           421.5             5.8           457.7
    Equity securities available-for-sale .......             --            11.4            30.1             0.1            41.6
    Real estate ................................             --              --             1.4              --             1.4
    Short term investments and other
      invested assets ..........................            3.5             8.2            95.2             0.4           107.3
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity ..........             --              --              --              --              --
    Fixed maturities available-for-sale ........             --            31.7           913.5             3.9           949.1
    Short term investments and other
      invested assets ..........................             --            19.7           (16.3)             --             3.4
    Mortgage loans on real estate ..............             --            (1.2)          278.1             1.2           278.1

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

      Income Taxes


      Our reported effective tax rate on net income was 29.7% and 30.0% for the three month periods ended June 30, 2004 and 2003 and 27.8% and 29.7% for the six month periods ended June 30, 2004 and 2003, respectively. The change in the effective tax rate during the period is due to tax preferenced investments and changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions, changes to reserves that we consider appropriate, and related interest. This rate is then applied to our year-to-date operating results.


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


                    Period from April 29,       Period from April 1          Three Months Ended
                      through June 30,           through April 28,                June 30,
                    2004                        2004                         2003
                  Proforma         2004       Proforma          2004       Proforma          2003
                  -------------------------------------------------------------------------------
                                                    (in millions)

Revenue .......   $1,586.3       $1,586.3     $  944.5       $  944.5     $2,473.2       $2,447.8

Net income ....   $  133.9       $  133.9     $   82.6       $   82.6     $  290.2       $  289.9

                    Period from April 29,        Period from January 1            Six Months Ended
                      through June 30               through April 28,                 June 30,
                     2004                        2004                          2003
                   Proforma         2004       Proforma          2004        Proforma          2003
                   ----------------------------------------------------------------------------------
                                                     (in millions)

Revenue .......    $1,586.3      $1,586.3     $3,555.5         $3,555.5     $4,807.5         $4,774.1

Net income ....    $  133.9      $  133.9     $  337.1         $  337.1     $  544.8         $  543.1


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

      The tables below present the consolidated results of operations for the periods presented:


                                                                        Three Months Ended       Six Months Ended
                                                                             June 30,                June 30,
                                                                        2004         2003       2004          2003
                                                                       --------------------------------------------
                                                                                       (in millions)
Revenues
Premiums ............................................................  $1,057.0   $  914.4      $2,116.8   $1,748.1
Universal life and investment-type product fees .....................     228.9      205.9         498.1      408.3
Net investment income ...............................................     928.6    1,049.3       2,034.0    2,078.6
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pensions contractholders and the
         policyholder dividend obligation (1) .......................     112.7       89.8          71.5      152.4
Investment management revenues, commissions, and other fees .........     144.6      129.0         287.8      254.1
Other revenue .......................................................      59.0       59.4         133.6      132.6
                                                                       --------------------------------------------
                  Total revenues ....................................   2,530.8    2,447.8       5,141.8    4,774.1

Benefits and expenses
Benefits to policyholders, excluding amounts related to net
         realized investment and other gains (losses) credited to
         participating pension contractholders and the policyholder
         dividend obligation (2) ....................................   1,522.3    1,394.4       3,130.0    2,751.4
Other operating costs and expenses ..................................     476.4      418.7         937.4      809.3
Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net
         realized investment and other gains (losses) (3) ...........      95.2       75.8         223.6      158.8
Dividends to policyholders ..........................................     128.9      144.8         250.1      282.6
                                                                       --------------------------------------------
                 Total benefits and expenses ........................   2,222.8    2,033.7       4,541.1    4,002.1

Income before taxes and cumulative effect of accounting change ......     308.0      414.1         600.7      772.0
Income taxes ........................................................      91.5      124.2         166.7      228.9
                                                                       --------------------------------------------

Income before cumulative effect of accounting change ................     216.5      289.9         434.0      543.1
Cumulative effect of accounting change, net of tax ..................        --         --          37.0         --
                                                                       --------------------------------------------

                Net income ..........................................  $  216.5   $  289.9      $  471.0   $  543.1
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


      Consolidated income before income taxes decreased 25.6%, or $106.1 million, for the three month period ended June 30, 2004 from the prior year. The decrease was driven by lower net investment income which declined $57.7 million driven by the impact of purchase accounting and the decision to align our operations closer to Manulife's. In addition, income before income taxes decreased on higher operating expenses driven by $53.4 million in integration expenses due to the merger with Manulife.


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


      Net investment income decreased 11.5%, or $120.7 million, from the prior year. The decrease was driven by lower average yield on invested assets, partially offset by an increase in invested assets. Investment yields decreased to 4.80% driven by the amortization of the purchase accounting mark-to-market adjustments on assets due to the Manulife acquisition. In addition, net investment income varies with market interest rates because the return on approximately $13 billion of the asset portfolio at June 30, 2004, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets. In the three month period ended June 30, 2004, average invested assets grew $4,390.0 million, or 6.0%, from the prior year. The purchase accounting mark-to-market on assets increased the weighted average invested assets by $1,084 million. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.


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


      Income taxes were $91.5 million in the second quarter of 2004, compared to $124.2 million for the second quarter of 2003. Our effective tax rate was 29.7% in the second quarter of 2004, compared to 30.0% in the second quarter of 2003. The change in the effective tax rate was primarily due to tax preferenced investments and changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".


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


      Consolidated income before income taxes decreased 22.2%, or $171.3 million, for the six month period ended June 30, 2004 from the prior year. The decrease was driven by lower net realized investment and other gains. In the first quarter of 2003 the Company recognized a gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties. In addition, operating expenses increased 15.8%, or $128.1 million, driven by $65.2 million in integration and transaction costs relating to the recent merger with Manulife. Partially offsetting these items was growth in universal life and investment product fees of 22.0%, or $89.8 million, and 13.3%, or $33.7 million, growth in advisory fees from the prior year. The increase in product fees was driven by a 12.7% increase in average account balance on universal life insurance products. The increase in advisory fees is driven by 13.9% growth in average assets under management in the mutual fund business compared to the prior year. The Company recorded an increase to net income of $37.0 million (net of tax of $19.3 million) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Untraditional Long Duration Contracts for Separate Accounts (SOP 03-1).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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


      Net investment income decreased 2.1%, or $44.6 million, from the prior year. The decrease was driven by lower average yield on invested assets, partially offset by an increase in invested assets and lower investment expenses. The average yield on invested assets decreased to 5.36%, driven by the impact of purchase accounting mark-to-market adjustments on invested assets. In addition, net investment income also varies with market interest rates as the return on approximately $13 billion of the asset portfolio at June 30, 2004, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Partially offsetting these decreases to yields on investments was an increase in invested assets. Average assets increased $4,922.0 million, or 6.9%, compared to the prior year, which includes approximately $1,084 million of the increase from purchase accounting mark-to-market adjustments. In addition, investment expenses decreased $11.6 million from the prior year, driven by the reduction in depreciation expense from the sale of the home office properties. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.


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


      Income taxes were $166.7 million in the first six months of 2004, compared to $228.9 million for the first six months of 2003. Our effective tax rate was 27.8% in the first six months of 2004, compared to 29.7% in the first six months of 2003. The change in the effective tax rate was primarily due to tax preferenced investments and changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".


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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:


                                                     Three Months Ended                        Six Months Ended
                                            June 30, 2004         June 30, 2003        June 30, 2004       June 30, 2003
                                         -----------------------------------------------------------------------------------
                                          Yield     Amount      Yield     Amount      Yield    Amount     Yield    Amount
                                         -----------------------------------------------------------------------------------
                                                 (in millions)         (in millions)        (in millions)       (in millions)

General account assets-excluding
Policy loans
     Gross income.....................     5.00%   $   940.4     5.99%  $ 1,059.2     5.58%    $ 2,056.8   6.13%   $ 2,110.8
     Ending assets-excluding policy
         loans (1)....................              73,420.6             72,629.9               73,420.6            72,629.9
Policy loans
     Gross income.....................     5.77%        30.5     5.97%       31.5     5.81%         61.5   6.06%        63.7
     Ending assets....................               2,116.7              2,110.1                2,116.7             2,110.1

         Total gross income...........     5.02%   $   970.9     5.99%  $ 1,090.7     5.58%    $ 2,118.3   6.13%   $ 2,174.5
         Less: investment expenses....                 (42.3)               (41.4)                 (84.3)              (95.9)
                                                   ----------           ----------             ----------          ----------
           Net investment income .....     4.80%      $928.6     5.76%  $ 1,049.3     5.36%    $ 2,034.0   5.86%   $ 2,078.6
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003


      Net investment income decreased $120.7 million from comparable prior year period. The decrease was primarily the result of amortization of the mark to market adjustment on assets as a result of the purchase accounting treatment of the Manulife acquisition of John Hancock. Overall, the yield for the three months ended June 30, 2004, net of investment expenses, on the general account portfolio decreased to 4.80% from 5.76% for the three months ended June 30, 2003. In summary, the change in yields was driven by the following factors:


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


      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management ) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended June 30, 2004, this dilutive effect was 42 basis points, compared to 9 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $0.8 million in the second quarter of 2004 compared to the second quarter of 2003.


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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003


      Net investment income decreased $44.6 million from comparable prior year period. The decrease was primarily the result of lower yields partially offset by asset growth and lower investment expenses. Overall, the yield for the six months ended June 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.36% from 5.86% for the six months ended June 30, 2003. In summary, the change in yields was driven by the following factors:


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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.


      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management ) dilute the Company's net portfolio yield on a pre-tax basis. For the six month period ended June 30, 2004, this dilutive effect was 25 basis points, compared to 8 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.2 million for the six months ended June 20, 2004 compared to the same period last year.


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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

a)  Exhibits

Exhibit
Number      Description
------      -----------


3.1 Certificate of Merger, including Restated Certificate of Incorporation of John Hancock Financial Services, Inc.*

3.2 Amended and Restated By-Laws of John Hancock Financial Services, Inc. (As adopted as of July 1, 2004)*


31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002


----------
* Previously filed as an exhibit to John Hancock Financial Services, Inc. quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated by reference herein.

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


                                           JOHN HANCOCK FINANCIAL SERVICES, INC.


Date: February 11, 2005                    By: /s/ MARC CONSTANTINI
                                               ----------------------
                                               Marc Constantini
                                               Senior Vice President and
                                               Chief Financial Officer