Form 10-K
period 2004-12-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2005-03-16
CIK 736260

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2004
                           COMMISSION FILE NO. 1-15607

                               -------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                               -------------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

                               -------------------
                                (Title of class)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                               -------------------
                                (Title of class)

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

      The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

      As of March 11, 2005, there were outstanding 1,000 shares of common stock and 1 share of redeemable preferred stock, both $0.01 par value per share, of the registrant, all of which were owned by a subsidiary of Manulife Financial Corporation.

                       Documents Incorporated by Reference
                                      None

================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

CONTENTS

PART I ..................................................................      3

    ITEM 1.   BUSINESS OF JOHN HANCOCK FINANCIAL SERVICES, INC...........      3
    ITEM 2.   PROPERTIES.................................................     26
    ITEM 3.   LEGAL PROCEEDINGS..........................................     27
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........     27

PART II..................................................................     27

    ITEM 5.   MARKET FOR JOHN HANCOCK FINANCIAL SERVICES, INC.
              COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND
              ISSUER PURCHASES OF EQUITY SECURITIES......................     27
    ITEM 6.   SELECTED FINANCIAL DATA....................................     27
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................     28
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK.....................................................     68
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................     73
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE......................    169
    ITEM 9A.  CONTROLS AND PROCEDURES....................................    169
    ITEM 9B.  OTHER INFORMATION..........................................    169

PART III.................................................................    169

    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK
                 FINANCIAL SERVICES, INC.................................    169
    ITEM 11.   EXECUTIVE COMPENSATION....................................    169
    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT..............................................    169
    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............    169
    ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES....................    170

PART IV .................................................................    170

    ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................    170

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

PART I

Item 1. Business of John Hancock Financial Services, Inc.

      John Hancock Financial Services, Inc. (John Hancock, JHFS or the Company) is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. Our principal executive offices are located at John Hancock Place, Boston, Massachusetts 02117. Our corporate internet address is www.jhancock.com. Since April 28, 2004, the Company operates as a subsidiary of Manulife Financial Corporation (Manulife), see further discussion below. The "John Hancock" name is Manulife's primary U.S. brand.

       Effective April 28, 2004, Manulife Financial Corporation (Manulife) acquired all of the outstanding common shares of JHFS that were not already beneficially owned by Manulife as general fund assets and JHFS became a wholly owned subsidiary of Manulife. The combined entity has a more diversified product line and distribution capabilities and expects to have improved operating efficiencies and a leading position across all its core business lines. Pursuant to the terms of the acquisition, the holders of JHFS common shares received
1.1853 shares of Manulife stock for each JHFS common share. Approximately 342 million Manulife common shares were issued at an ascribed price of CDN $39.61 per share based on the volume weighted average closing stock price of the common shares for the period from September 25, 2003 to September 30, 2003. In addition, all of the JHFS unvested stock options as of the date of announcement of the acquisition on September 28, 2003, vested immediately prior to the closing date and were exchanged for options exercisable for approximately 23 million Manulife common shares. For additional information, refer to relevant John Hancock and other related public filings with the U.S. SEC relating to the merger.

      The merger was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair value at the date of merger. The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to refinement, refer to Note 1 - Change of Control and Note 2 - Summary of Significant Accounting Policy.

      As a result of Manulife's merger with JHFS the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new ultimate parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment and the Maritime Life Segment was renamed the Canada Segment. On December 29, 2004, the Canada Segment, whose primary business was the operations of Maritime Life, was transferred to The Manufacturers Life Insurance Company (MLI), Manulife's primary Canadian insurance subsidiary. See Note 2 - Summary of Significant Accounting Policy. Canada Segment's net income is reflected in the Company's Consolidated Statements of Income as income from discontinued operations for all periods presented. No gain or loss was recorded in the Company's Consolidated Statements of Income on this transfer of a business between entities under common control. The remaining Canada Segment notes receivable, equity and interest earned on the notes receivable are reported in the Corporate and Other Segment. Further aspects of the reorganization of JHFS included moving the Institutional Investment Management Segment to the Corporate and Other Segment and moving Signator Investors, Inc. our agent sales organization, from the Wealth Management Segment to the Protection Segment, and moving group life, retail discontinued operations, discontinued health insurance operations and creditor from the Corporate and Other Segment to the Protection Segment. Direct Foreign Operations (DFO) and International Group Plans (IGP) remain in international operations and John Hancock Accident remains in our non-core business in our Corporate and Other Segment while in Manulife's segment results DFO will be reported in Asia, and IGP and John Hancock Accident will be reported in Reinsurance. On September 30, 2004, the Company's Singapore subsidiary, the John Hancock Life Assurance Limited in Singapore (JHLAC), a DFO subsidiary, was transferred from the Company to Manulife (Singapore) Private Limited, a wholly owned subsidiary of Manulife. See Note 2 - Summary of Significant Accounting Policy. No gain or loss was recorded in the Company's Consolidated Statements of Income on this transfer of a business between entities under common control. The financial statements for all periods have been reclassified to conform to the current period presentation.

      During most of 2004, the Company operated in five business segments: two segments primarily served retail customers, one segment served institutional customers, one segment served primarily Canadian retail and group customers and our fifth segment was the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. As of December 31, 2004, our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering Segment. Our segment serving both retail and institutional customers is the Guaranteed and Structured Financial Products Segment (G&SFP). As previously discussed, the Canada Segment was transferred to an affiliated entity on December 29, 2004 and is presented in the discussion below as a disposed operation. In addition, in January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment. This organizational change reflects G&SFP's increasing focus on retail-oriented products and will enable the company to better leverage the strong distribution channels of the Wealth Management Segment with G&SFP's strong product development, risk management, and immediate annuity servicing capabilities. G&SFP is presented as its own operating segment for the discussion of 2004 results below.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Prior to the merger, the Company operated in the following six business segments: two segments served primarily domestic retail customers, two segments served primarily domestic institutional customers, one segment served primarily Canadian retail and group customers and our sixth segment was the Corporate and Other Segment, which included our remaining international operations, the corporate account and run-off from several discontinued business lines. Our retail segments were the Protection Segment and the Asset Gathering Segment. Our institutional segments were the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. Our Maritime Life Segment consisted primarily of the financial results of our Canadian operating subsidiary, Maritime Life. For additional information about the Company's pre-merger business segments, please refer to the Company's 2003 Form 10-K.

      Based on LIMRA sales data, which ranks participants within the United States, as of September 30, 2004, John Hancock is the fifteenth largest writer of individual life insurance; the tenth largest writer of individual variable universal life insurance, the tenth largest writer of individual universal life insurance; the second largest writer of individual long-term care insurance and the largest provider of long-term care insurance in the employer sponsored group market based on inforce premium; and the thirty first largest writer of individual annuity contracts.

      Our mutual fund subsidiary ranked 19th among non-proprietary broker-sold U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2004.

      The Guaranteed and Structured Financial Products Segment offers a wide variety of spread-based and fee-based investment products and services. The spread-based products provide the customer with some form of guaranteed return. The G&SFP Segment has begun targeting retail investors with new products such as structured settlements, immediate fixed annuities and retail notes - sold through a retail broker network. As previously discussed, in January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment. As a result of the transfer, going forward, the company will operate in three segments.

      Our Corporate and Other Segment consists of our remaining international operations, our corporate operations and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested.

      As of December 31, 2004 and 2003, respectively, our total assets under management were $128.2 billion and $142.5 billion, which include $31.3 billion and $29.3 billion, respectively, of assets invested in the Company's retail mutual funds. Total shareholders' equity was $11.3 billion and $8.2 billion as of December 31, 2004 and 2003, respectively. In addition, John Hancock generated $7.8 billion and $8.3 billion in revenues and $805.0 million and $806.0 million in income from continuing operations in 2004 and 2003, respectively. The Company recognized $159.7 million and $133.5 million in income from discontinued operations, related to the transfer of the Company's Canada Segment discussed previously, for the years ended December 31, 2004 and 2003, respectively. In 2004, the Company adopted a new accounting pronouncement which resulted in a charge to earnings of $4.3 million. In 2003, the Company adopted a new accounting pronouncement which resulted in a charge to earnings of $166.2 million. For further explanation of the Company's adoption of new accounting pronouncements refer to Note 2--Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Protection Segment

   Overview

      The Protection segment provides life and long term care insurance products and services to select markets. The Individual Insurance operation focuses on high net-worth and emerging affluent markets by providing estate and business planning solutions with an array of life insurance products. The Long Term Care business provides insurance to individuals and groups to cover the costs of long term care services including nursing homes, assisted living care facilities, adult day care, and at home care. The Segment uses a multi-channel distribution network, which includes The John Hancock Financial Network, a career agency system that offers innovative financial solutions to individuals, families and businesses.

      The Protection Segment has traditionally been our largest business segment, contributing 58.9%, 56.8% and 59.3% of revenues generated by the three primary operating segments and 47.3%, 64.1% and 58.7% of net income generated from the three primary operating segments in the years ended December 31, 2004, 2003 and 2002, respectively. The Protection Segment generated revenues of $3,995.3 million, $4,027.7 million and $3,888.4 million and segment net income of $356.9 million, $335.4 million and $255.6 million in 2004, 2003, and 2002, respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                      As of or for the Years
                                                        Ended December 31,
                                               ---------------------------------
                                                  2004        2003       2002
                                               ---------------------------------
                                                        (in millions)
Sales (new premiums and deposits)(1):
  Individual insurance (2):
     Core ..................................   $   198.3   $   189.5   $   238.8
     Coli/Boli .............................        40.6        85.4       106.0
  Long-term care ...........................       145.2       299.4       201.9
                                               ---------------------------------
            Total ..........................   $   384.1   $   574.3   $   546.7
                                               =================================
Assets:
  Individual insurance .....................   $33,395.3   $30,430.5   $27,973.6
  Long-term care ...........................     7,656.2     6,097.5     4,288.4
                                               ---------------------------------
            Total ..........................   $41,051.5   $36,528.0   $32,262.0
                                               =================================

---------------
(1) Sales represent a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.
(2) Individual life insurance sales exclude (a) excess premiums, which are premiums that build cash value but do not purchase face amounts of insurance on variable life and universal life insurance products and (b) premiums on corporate owned life insurance (COLI) and bank owned life insurance (BOLI) policies covering more than 200 lives. Sales include 10% of single premium payments on universal and whole life insurance products.

Products and Markets

      The attractive demographics of an aging population are a key growth driver for our industry. John Hancock provides an array of insurance solutions to meet consumer's needs, from pure protection to retirement and estate planning.

Our products are marketed through a variety of distribution channels. The success of product marketing is contingent upon the successful selling efforts of career agents, insurance brokers, financial consultants and other distributors of our products, who providing outstanding service to our producers is a primary focus. We continually develop tools and processes to make it "easy to do business with John Hancock". With a diversified and competitive portfolio of both fixed and variable individual insurance and long-term care products, in addition to comprehensive sales support tools for producers, we have been able to serve our customers in all market conditions, and generate strong business and earnings growth.

Individual Life Insurance

The Individual Insurance business offers traditional products such as term and whole life, non-traditional products such as universal life and variable universal life, as well as specialized Corporate Owned Life Insurance products.

Traditional Life Insurance Products: Our traditional life insurance products include single life and survivorship whole life and term life insurance. Survivorship products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals. Participating whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years, and typically pays a policy dividend. Term life insurance provides only a death benefit, but does not build up cash value, or pay a dividend.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Variable Life Insurance Products: Variable life provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder. Our variable life insurance product portfolio includes single life, survivorship, and corporate owned life insurance products. Corporate owned life insurance products are sold to corporations for a variety of reasons, including, funding deferred compensation plans and benefit programs for key employees.

Universal Life Insurance Products: Our universal life insurance products meet a range of needs, from providing pure, low cost life insurance coverage to products with strong accumulation and income options. The life insurance coverage and cash value increases based on a credited interest rate that is periodically reset. These policies generally permit policyholders to use the increase in cash value to vary the amount of insurance coverage as well as the timing and amount of premium payments. Ideal for an unstable market environment, universal products offer clients insurance protection and cash accumulation without exposure to market volatility. Our universal life insurance product portfolio also includes corporate owned life insurance products that are sold to corporations including banks to fund post-retirement employee benefit plan liabilities. We participate in both the corporate and bank owned life insurance markets selectively, as profitable sales opportunities arise.

Overall, the Individual Insurance business has a track record of being able to rapidly develop and launch innovative products and features. Product development in 2004 was focused on streamlining the product portfolio to a competitively positioned, merged company platform. In 2005, all products (Manulife and John Hancock) will be promoted under the John Hancock name to leverage the brand, and a common set of underwriting guidelines will be implemented to improve the selling experience.

      Long-Term Care Insurance

Long term care insurance reimburses the costs of care needed when an insured is no longer able to perform the ordinary activities of daily living or is cognitively impaired. The Long Term Care business manufactures and sells individual and group insurance products. Individual policies are available for sale to people between the ages of 18 and 84. Group products are designed for employees of small to large employers or other affinity plan sponsors. Currently John Hancock is the number two provider in the market overall, having expertise in all aspects of the business from marketing and sales to claim processing. Products meet "tax-qualified" regulatory requirements so that premiums may be deductible when filing an itemized U.S. Tax Return, and the benefits are not taxable. Our long-term care insurance products are reimbursement products, which provide benefits only for documented nursing home, assisted living or home or health care expenses. These products are sold on a guaranteed renewable basis, meaning that we are required to renew the policies each year as long as the premium is paid. However, this also gives us the ability to reset the price of the product prospectively, if needed.


      o Individual Long-Term Care Insurance: Our individual long-term care insurance products are sold mainly to pre-retired and retired individuals and couples. The insured typically pays the premium for this product.

      o Group Long-Term Care Insurance: Our group long-term care insurance products are sold through employer-sponsored plans to employees and retirees, and their eligible relatives. The insured, not the employer, generally pays the premium for this insurance although there is a growing trend among employers to purchase a "core" plan on behalf of their employees, with the option for those employees to "buy up" for additional amounts of coverage. Following selection of one of our plans by an employer, we market our products directly to the employee base. The principal market for our group long-term care insurance products is companies with over 4,000 employees and retirees. We also pursue smaller employers with 1,000 or more employees and retirees in selected industries.

      o Federal Long-Term Care Insurance: In 2002, we completed the rollout of the new Federal Long-term Care Insurance Program (the program) which John Hancock and MetLife were jointly awarded at the end of 2001. The program is expected to be the largest long-term care insurance program in the country and the government's decision to provide access to long-term care insurance to Federal government employees is expected to increase awareness of the product among consumers and employers. John Hancock and MetLife joined together to form Long-Term Care Partners, LLC to administer the plan and support a successful enrollment program.

      In 2005, Long Term Care will focus on enhancing existing product features and flexibility in its next generation of individual and group products. In the small business market (businesses with less than 500 employees), a new Long Term Care product, will combine the advantages of a diverse individual distribution network and a large group administration platform.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      John Hancock Financial Network

      John Hancock Financial Network is a nationally recognized career agency distribution system that offers innovative financial solutions to individuals, families and businesses. The network provides access to a broad variety of proprietary and non-proprietary products and services to facilitate the sale of wealth accumulation and protection oriented products. (For 2005 initiatives, please refer to Distribution section.)

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

                             Selected Financial Data

                  Individual Life and Long-Term Care Insurance

                                       As of or for the Years Ended December 31,
                                       -----------------------------------------
                                             2004          2003          2002
                                       -----------------------------------------
                                                      (in millions)
Total statutory premiums and deposits:

Individual Insurance ...............     $  2,232.0    $  2,328.5    $  3,249.7
  Long-term care ...................        1,230.9       1,074.3         786.4
                                       -----------------------------------------
      Total ........................     $  3,462.9    $  3,402.8    $  4,036.1
                                       =========================================
Life insurance in force:
  Individual Insurance .............     $142,122.1    $142,986.7    $144,593.6
                                       =========================================
GAAP reserves:
  Individual Insurance .............     $ 26,011.8    $ 24,374.6    $ 22,285.5
  Long-term care ...................        5,443.5       3,606.3       2,770.9
                                       -----------------------------------------
      Total ........................     $ 31,455.3    $ 27,980.9    $ 25,056.4
                                       =========================================

Distribution

      Individual insurance and long term care products are sold through a multi-channel strategy that includes the company owned John Hancock Financial Network as well as third-party distributors. The third-party channels utilized are independent agents, brokerage general agents, producer groups, broker-dealers, banks, and wire houses. The Protection Segment actively develops and maintains its relationships with these distributors by providing technical support, delivery of competitive products, and advance marketing and sales support. Distribution and service initiatives in 2004 were principally focused on ensuring no disruption to customers as the business integrated operations subsequent to the merger.

      In 2005, Individual Insurance business distribution efforts will focus on positioning the combined Manulife and John Hancock businesses as One Company by promoting the John Hancock brand and by solidifying our strong shelf-space position with key distribution partners. Service improvements will be implemented through the continued integration of sales, marketing, and administrative processes.

      Long Term Care distribution initiatives include expanding and deepening relations with wire houses, broker-dealers, and under-serviced market niches. Service enhancements include augmented distributor service capabilities, a simplified sales process, and upgrades to the claims and care coordination services.

      Another key initiative for the Protection Segment will be to grow the newly re-branded John Hancock Financial Network agency system. This includes increasing the number of agents, expanding into new and under-served markets, and growing its distribution across the range of Protection and Wealth Management products. Initiatives to facilitate this growth include the implementation of enhanced agent training and support programs, and the development of innovative compensation structures to continually promote sales activity.

Underwriting

      Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the premium to be charged. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and, at times, improve product pricing.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The Individual Insurance business has developed a reputation for expertise in underwriting mortality risk, particularly for the older age market. The underwriting area continually updates standards based on emerging trends and medical developments in risk assessment, while producing experience consistent with pricing assumptions. The business is also able to place large individual insurance policies due to large retention limits of U.S. $20 million for single lives and U.S. $25 million on survivorship cases.

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

      For individual long-term care insurance products, our underwriting is based on historical morbidity experience, experience of the industry and general population, and our underwriting criteria are appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions.

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

Reserves

      We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our insurance policies and contracts. Our liability for variable life insurance and universal life insurance policies and contracts is equal to the cumulative account balances before surrender charges, plus additional reserves established the merger related purchase accounting (PGAAP). Cumulative account balances include deposits plus credited interest less expense and mortality fees and withdrawals. Future policy benefits for our traditional life, individual long-term care and group long-term care insurance policies are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the policies. Our assumptions include investment yields, mortality, morbidity and expenses. The reserves for the traditional life, individual long-term care and group long-term care insurance policies were also fair valued in the merger related purchase accounting (PGAAP).

Competition

      Each of the U.S. markets in which the Division operates is highly competitive. Competitors in the individual insurance and long term care markets vary across product lines, but are primarily other large insurance companies that distribute via similar channels. Competitive advantage is based on the ability to develop flexible product features to meet individual customer needs, and develop and service a variety of distribution channels.

      Our competitive strengths include product innovation, underwriting expertise, multiple distribution channels and high quality customer service. The Company's competitive position is also enhanced due to scale from leading sales positions in both the individual and long term care insurance markets, and to the Company's strong financial strength and credit ratings.

Reinsurance

      As part of the Manulife group of companies subsequent to the merger, we reinsure portions of the risks we assume for our protection insurance products. The maximum amount of individual ordinary life insurance retained by us on any life is $20 million under an individual policy and $25 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more.

      As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. During the fourth quarter of 2004, the Company entered into an additional agreement covering closed block policies with a Manulife affiliate in order to facilitate its statutory capital management process. This transaction increased the amount of the reinsurance of the closed block with Manulife by 20%. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2004, the Company are covered by its parent's catastrophic reinsurance under its global catastrophe reinsurance program which covers the entire Manulife group of companies for losses in excess of $50 million up to $150 million. This global catastrophe reinsurance covers all terrorist acts in Canada; in the United States and elsewhere, nuclear, biological and chemical terrorist acts are not covered. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

      For a further description of this segment's results, see Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Wealth Management Segment

      Overview

      Through our Wealth Management Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Our investment management services include retirement services, and the management of institutional accounts. In this segment, we also include the results of, John Hancock Signature Services, and Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities.

      The Wealth Management Segment contributed 16.3%, 15.2% and 14.2% of revenues generated by the three primary operating segments and 24.7%, 30.1% and 22.3% of net income generated from the three primary operating segments in the years ended December 31, 2004, 2003 and 2002, respectively. The Wealth Management Segment generated revenues of $1,102.4 million, $1,076.6 million and $930.5 million and segment net income of $186.3 million, $157.9 million and $97.0 million in 2004, 2003 and 2002, respectively. The Wealth Management Segment has achieved the following financial results for the periods indicated:

                                       As of or for the Years Ended December 31,
                                       -----------------------------------------
                                             2004        2003         2002
                                       -----------------------------------------
                                                   (in millions)
Sales:(1)
Variable annuities(2)................     $   206.5    $   405.1    $   746.1
Fixed annuities(2)...................         719.5      2,319.4      2,667.9
John Hancock Funds(3)................       5,321.3      4,596.7      4,737.6
                                       -----------------------------------------
      Total..........................     $ 6,247.3    $ 7,321.2    $ 8,151.6
                                       =========================================
Assets:
Variable annuities...................     $ 6,051.0    $ 6,205.5    $ 5,702.4
Fixed annuities......................      12,449.6     12,216.8      9,935.8
John Hancock Funds...................       1,003.0        226.9        245.4
Other................................          41.5         55.5        154.3
                                       -----------------------------------------
      Total..........................     $19,545.1    $18,704.7    $16,037.9
                                       =========================================
Assets Under Management:
Variable annuities...................     $ 5,517.9    $ 5,779.3    $ 5,327.4
Fixed annuities......................      11,830.9     11,608.0      9,226.2
John Hancock Funds(4)................      31,264.7     29,289.9     25,810.3

---------------
(1) Sales represent a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.
(2) Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products. Variable annuity sales exclude safe harbor internal exchanges of $92.0 million in 2002. No such exchanges took place after 2003. Fixed annuity sales for 2002 have been restated to exclude supplemental contracts.
(3) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established.
(4) Includes $2.4 billion, $2.7 billion and $3.4 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2004, 2003 and 2002, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying variable assets under management. During 2004, the Company made a decision to discontinue selling variable annuity products through the subsidiary of this legal entity, and is instead issuing variable annuity products through the parent company Manulife's U.S. legal entity.

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

      The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. The Company's total annuity deposits were comprised of 78.3% fixed annuity and 21.7% variable annuity for the year ended December 31, 2004 and 85.2% fixed annuity and 14.8% variable annuity for the year ended December 31, 2003. The following table presents certain information regarding our annuity reserve activity for the periods indicated:

                            Annuity Reserve Activity

                                                                           As of or for the Years Ended December 31,
                                                                           -----------------------------------------
                                                                                2004          2003         2002
                                                                           -----------------------------------------
                                                                                          (in millions)

Variable Annuities:
Reserves, beginning of year.............................................     $ 5,722.5     $ 5,302.5    $ 6,323.1
      Deposits and other policy credits.................................         207.7         408.5        747.9
      Interest credited and investment performance......................         448.8         922.7       (778.4)
      Surrenders and benefits...........................................        (778.9)       (808.7)      (880.7)
      Product fees......................................................         (95.8)       (102.5)      (109.4)
                                                                           -----------------------------------------
Reserves, end of year...................................................     $ 5,504.3     $ 5,722.5    $ 5,302.5
                                                                           =========================================
Fixed Annuities:
Reserves, beginning of year.............................................     $10,678.9     $ 8,761.8    $ 6,497.4
      Premiums, deposits and other policy credits.......................         751.1       2,352.0      2,690.6
      Interest credited.................................................         395.7         437.3        394.1
      Surrenders and benefits...........................................        (970.4)       (857.9)      (810.9)
      Product fees......................................................         (14.2)        (14.3)        (9.4)
                                                                           -----------------------------------------
Reserves, end of year...................................................     $10,841.1     $10,678.9    $ 8,761.8
                                                                           =========================================
Total Annuities:
Reserves, beginning of year.............................................     $16,401.4     $14,064.3    $12,820.5
      Premiums, deposits and other policy credits(1)....................         958.8       2,760.5      3,438.5
      Interest credited and investment performance......................         844.5       1,360.0       (384.3)
      Surrenders and benefits...........................................      (1,749.3)     (1,666.6)    (1,691.6)
      Product fees......................................................        (110.0)       (116.8)      (118.8)
                                                                           -----------------------------------------
Reserves, end of year...................................................     $16,345.4     $16,401.4    $14,064.3
                                                                           =========================================

(1) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million for the year ending December 31, 2002. There were no such exchanges after 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

John Hancock Funds

      We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2004, our fixed income and equity research staffs included over 56 portfolio managers and analysts with an average of 18 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles. In addition, our investment staff is supplemented by subadvisory arrangements with third-parties and other John Hancock units. We also actively pursue the acquisition of top performing mutual funds, which can be sold through our distribution system. While the business includes primarily assets managed for third-party retail clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life and variable annuity products.

o Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption and, accordingly, represent a more stable base of assets than open-end funds. As of December 31, 2004, 58.4% of our mutual fund assets under management were invested in open-end mutual funds. Our product offerings cover both domestic and international equity and fixed-income markets. In 2004, the Company added one new fund, the Small Cap Fund, to its domestic offerings. The Small Cap Fund was acquired from Independence Investment Associates, LLC in December 2004. In addition, one new closed-end fund was offered; John Hancock Tax Advantaged Dividend Income Fund.

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

      The following tables present certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                       As of December 31,
                                                -------------------------------
                                                  2004       2003       2002
                                                -------------------------------
                                                        (in millions)
Assets Under Management:
Domestic equity and balanced..................  $20,205.6  $17,633.9  $13,727.7
International equity and balanced.............      100.4      310.1      309.3
Domestic and international fixed income.......   10,958.8   11,345.9   11,773.3
                                                -------------------------------
      Total assets under management(1)........  $31,264.8  $29,289.9  $25,810.3
                                                ===============================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                               Asset Flow Summary

                                                                              For the Years Ended December 31,
                                                                       ---------------------------------------------
                                                                         2004               2003             2002
                                                                       ---------------------------------------------
                                                                                       (in millions)

Retail Mutual Funds:
Assets under management, beginning of year .......................     $22,786.1         $19,233.0        $22,876.2
      Deposits and reinvestments .................................       5,056.2           4,244.9          4,056.6
      Redemptions and withdrawals ................................      (3,529.5)         (3,364.4)        (3,817.2)
      Net money market funds .....................................        (118.1)           (157.4)          (205.4)
      Market appreciation (depreciation) .........................       1,188.4           3,096.1         (3,387.1)
      Fees .......................................................        (285.3)           (266.1)          (290.1)
                                                                       ---------------------------------------------
Assets under management, end of year(1) ..........................     $25,097.8         $22,786.1        $19,233.0
                                                                       =============================================
Institutional Investment Management:
Assets under management, beginning of year .......................     $ 6,503.8         $ 6,577.3        $ 6,409.6
      Deposits and reinvestments .................................         683.2             773.3          1,198.2
      Redemptions and withdrawals ................................      (1,408.4)         (1,743.4)          (853.1)
      Market appreciation (depreciation) .........................         404.7             913.4           (160.9)
      Fees .......................................................         (16.3)            (16.8)           (16.5)
                                                                       ---------------------------------------------
Assets under management, end of year .............................     $ 6,167.0         $ 6,503.8        $ 6,577.3
                                                                       =============================================
Total:
Assets under management, beginning of year .......................     $29,289.9         $25,810.3        $29,285.8
      Deposits and reinvestments .................................       5,739.4           5,018.2          5,254.8
      Redemptions and withdrawals ................................      (4,937.9)         (5,107.8)        (4,670.3)
      Net money market funds .....................................        (118.1)           (157.4)          (205.4)
      Market appreciation (depreciation) .........................       1,593.1           4,009.5         (3,548.0)
      Fees .......................................................        (301.6)           (282.9)          (306.6)
                                                                       ---------------------------------------------
Assets under management, end of year(1) ..........................     $31,264.8         $29,289.9        $25,810.3
                                                                       =============================================

(1) Retail mutual fund assets under management include $2.6 billion, $2.7 billion and $2.5 billion in retirement plan assets at December 31, 2004, 2003 and 2002, respectively.

      Distribution

      Wealth Management products are distributed through John Hancock Financial Network, Essex, independent broker/dealers, banks, directly to state lottery commissions and both directly and through consultants to institutions and retirement plan sponsors.

      John Hancock Financial Network. Formerly known as Signator, a subsidiary of the Company, through its broker/dealer and insurance agency subsidiaries, is a key distribution channel for our variable annuities. We also sell fixed annuities, mutual funds, 401(k) programs and other retirement programs through these entities.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

             Wealth Management Segment Sales by Distribution Channel

                                               For the Years Ended December 31,
                                             ----------------------------------
                                               2004         2003         2002
                                             ----------------------------------
                                                        (in millions)
Broker/Dealers(1):
      Variable annuities(2)................  $   17.3     $   51.4     $  133.9
      Fixed annuities......................     187.0      1,031.8        555.3
      Mutual funds.........................   4,732.2      3,948.1      3,504.4
Signator:
      Variable annuities(2)................     157.9        243.5        305.8
      Fixed annuities......................     182.7        232.6        243.1
      Mutual funds.........................     282.1        212.9        270.2
Pension Consultants:
      Mutual funds.........................     218.1        384.5        911.7
Financial Institutions:
      Variable annuities...................      28.6        100.4        277.9
      Fixed annuities......................     347.5        967.2      1,704.1
      Mutual funds.........................      88.9         51.2         51.3
e-Business and Retail Partnerships.........       2.4          7.5         30.1
Other(3)...................................       2.6         90.1        163.8
                                             ----------------------------------
      Total................................  $6,247.3     $7,321.2     $8,151.6
                                             ==================================

---------------

(1) The prior years have been restated to include Fidelity sales in the Broker/Dealer channel and exclude them from the Financial Institutions channel.
(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million, for the year ending December 31, 2002. There were no such exchanges after 2003.
(3) Other includes single premium immediate annuities, including lottery-related payout contracts.

      Reserves

      We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our annuity contracts. Our liability for variable annuity contracts and deferred fixed annuity contracts is equal to the cumulative account balances before surrender charges, plus additional reserves for certain guarantees in some of these products and reserves established in the merger related purchase accounting. Cumulative account balances include deposits plus credited interest or change in investment value less expense and mortality fees, as applicable, and withdrawals. Future policy benefits on our immediate fixed annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. The reserves for the fixed immediate annuity contracts were also fair valued in the merger related purchase accounting.

      Competition

      We face substantial competition in all aspects of our Wealth Management business. The annuity business is highly competitive. We compete with a large number of insurance companies, investment management firms, mutual fund companies, banks and others in the sale of annuities. We compete for mutual fund business with hundreds of fund companies. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than us.

      Competition in the Wealth Management business is based on several factors. These include investment performance and the ability to successfully penetrate distribution channels, to offer effective service to intermediaries and consumers, to develop products to meet the changing needs of various consumer segments, to charge competitive fees and to control expenses.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      We believe the Wealth Management Segment is well positioned to increase assets under management in the face of this competition. Our competitive strengths include the ability to:

      o deliver strong investment performance, and enhance this performance by expanding the depth and breadth of fundamental research, portfolio management teams, and investment professionals;

      o    develop new products and expand into new markets; and

      o    provide excellent service to investors and distributors.


      For a further description of this segment's results, see Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Guaranteed and Structured Financial Products Segment

      Overview

      Through our Guaranteed and Structured Financial Products Segment (G&SFP), we offer a variety of specialized products and services to qualified defined benefit and defined contribution retirement plans, and other domestic and international investors. The G&SFP Segment has begun targeting retail investors with products such as structured settlements, immediate fixed annuities and retail notes sold through a retail broker network. Our institutional products include non-guaranteed, partially-guaranteed and fully-guaranteed general account and separate account investment options. We distribute these products through home office and regional sales representatives either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers.

      The G&SFP Segment contributed 24.8%, 28.0% and 26.5% of revenues generated by the three primary operating segments and 28.0%, 5.8% and 19.0% of net income generated from the three primary operating segments in the years ended December 31, 2004, 2003 and 2002, respectively. The G&SFP Segment generated revenues of $1,682.6 million, $1,988.8 million and $1,743.9 million and segment net income of $211.7 million, $30.3 million and $82.8 million in 2004, 2003 and 2002, respectively. G&SFP Segment financial information is summarized below:


                                                                                                      As of December 31,
                                                                                             -----------------------------------
                                                                                                2004         2003         2002
                                                                                             -----------------------------------
                                                                                                        (in millions)

Assets Under Management: (1)
Spread-based products ....................................................................   $25,779.4    $27,581.2    $25,125.1
Fee-based products .......................................................................     7,645.4      8,208.6      8,404.4
                                                                                             -----------------------------------
      Total ..............................................................................   $33,424.8    $35,789.8    $33,529.5
                                                                                             ===================================
Spread-based Premiums and Deposits: (2)
Fund-type products .......................................................................   $ 1,187.5    $ 2,372.9    $ 3,847.9
Single premium annuities .................................................................       221.1        468.4        292.7
SignatureNotes ...........................................................................       793.2      1,260.1        290.2
Banking Products .........................................................................       385.9        245.2           --
                                                                                             -----------------------------------
      Total Spread-based Premiums and Deposits ...........................................   $ 2,587.7    $ 4,346.6    $ 4,430.8
                                                                                             ===================================
Fee-based Premiums and Deposits: (2)
General account participating pension fund-type products and annuity contracts ...........   $   732.5    $   852.5    $   529.3
Structured separate accounts .............................................................        48.2         54.5        483.9
Other separate account contracts .........................................................       115.2        (46.2)        53.9
                                                                                             -----------------------------------
      Total Fee-based Premiums and Deposits ..............................................   $   895.9    $   860.8    $ 1,067.1
                                                                                             ===================================


(1) Assets under management includes $441.2 million and $227.8 million of Maritime Spread-Lending assets as of December 31, 2003 and 2002, respectively. No Maritime Spread-Lending assets are included in assets under management as of December 31, 2004 due to the transfer of the Canada Segment to an affiliate effective December 29, 2004.

(2) The prior years have been restated to exclude Maritime Spread-Lending due to the transfer of the Canada Segment to an affiliate effective December 29, 2004.

Products and Markets

      The G&SFP Segment offers spread-based products and fee-based products in a variety of markets. Spread-based products serve the larger and faster growing segment of the market. Fee-based products are typically niche products that have less overall growth potential. As noted above, recent emphasis has been placed on retail targeted products such as retail notes and immediate fixed annuities due to relatively more attractive pricing when compared to our institutional offerings. In the institutional market, we continue to offer several products with which we have historically been very successful. The general account Guaranteed Investment Contract (GIC) has been our predominant product issued in the tax-qualified defined contribution plan market. Single premium and separate account annuities are primarily limited to qualified and non-qualified defined benefit plans. Funding agreements are issued to non-qualified domestic and international institutional investors.

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

      o Single premium annuities and structured settlements. Single premium annuities are immediate or deferred annuity contracts, which provide for payments of a guaranteed amount commencing at a specified time, typically at retirement. These annuities are sold primarily to defined benefit plan settlements. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant. We also provide structured settlements, which provide a tax-free stream of periodic payments to individuals who receive awards or settlements in personal physical injury disputes. We have broadened our offerings to include a structuring program for attorney's fees, allowing counsel to defer legal fees as taxable disbursements into the future.

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

      o Structured Separate Accounts. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among several investment styles offered by our various investment managers. The structured separate account business leverages the strong marketing relationships developed with our general account GIC customers. These contracts, like the general account GICs, are primarily marketed to sponsors of tax-qualified retirement plans such as 401(k) plans.

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

      Reserves

      We establish and report liabilities for contractholder funds and future policy benefits to meet the obligations on our policies and contracts. Since the Manulife merger on April 28, 2004, our reported liability for contractholder funds and future policy benefits is the sum of the pre-acquisition business (contracts issued on and prior to the Manulife merger) and the post acquisition business (contracts issued after the Manulife merger). The pre-acquisition liability for contractholder funds and future policy benefits is calculated using assumptions established at the time of the Manulife merger. The post-acquisition liability for fund-type products and fee-based products is equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest or investment earnings less expense charges and withdrawals. The post-acquisition liability for the future policy benefits of our single premium annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. Our assumptions include investment yields, mortality and the expected time to retirement.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Competition

      Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional and retail markets. Although a large number of companies offer these products, the market is concentrated, in large part because the markets demand issuers of high financial quality. This is especially true in the institutional market. Through the first three quarters of 2004, for example, the top four issuers of GICs issued approximately 65% of total GICs and the top five issuers of annuities issued almost 70% of the total (according to LIMRA). The global funding agreement market is equally concentrated with the top four issuers issuing 76% of the funding agreements according to S&P. While in the past we would have been included with these top issuers, in 2004 we found that historically narrow spreads made it more difficult to compete. We chose instead to adhere to our very strict pricing discipline, sacrificing market share in order to maintain profitability.

      With the introduction of SignatureNotes in 2002, we became the first insurer to enter the retail market to compete with other issuers of direct access notes, including both financial and non-financial firms. The retail note market has continued to grow since then, reaching more than $31 billion in issuance in 2004. In 2004, four additional insurers entered the market.

      We believe that, going forward, we will be able to compete successfully in all of our chosen markets as a result of our strong financial ratings, brand name, investment management expertise, national distribution, flexible product design and competitive pricing. Competition in these markets is restricted almost exclusively to insurance companies with superior or excellent financial ratings. The requirement for strong financial ratings reduces pressure on margins by limiting the number of potential competitors and by lowering our cost of funds. While current spread levels and our adherence to pricing disciplines make sales in the institutional markets difficult, we will continue to concentrate on the less price-sensitive retail markets.

      For a further description of this segment's results, see Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Corporate and Other Segment

      Overview

      Our Corporate and Other Segment consists primarily of our international operations, corporate operations, including the holding company, John Hancock Financial Services (JHFS) and the institutional investment advisory business, and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. The Corporate and Other Segment generated revenues of $1,046.2 million, $1,022.8 million and $705.8 million and segment net income/(loss) of $50.1 million, $282.4 million and $64.1 million in 2004, 2003 and 2002, respectively.

      The Corporate and Other Segment assets are summarized below:

                                                      As of December 31,
                                             -----------------------------------
                                               2004         2003         2002
                                             -----------------------------------
                                                     (in millions)
Assets:
International operations...............      $2,284.5    $15,561.7    $11,444.8
Corporate operations...................       3,983.5     10,147.3      9,255.4
Non-core businesses....................         295.9      1,280.7      1,060.6
Intra-segment eliminations.............        (122.3)    (7,308.1)    (6,593.3)
                                             -----------------------------------
      Total............................      $6,441.6    $19,681.6    $15,167.5
                                             ===================================

      International Operations

      Our international operations also offer individual life and group insurance and pension products through local affiliates doing business in three Asian countries. Working with an international network of 52 insurers, we also coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in our international group plan business.

      On September 30, 2004, the Company's Singapore subsidiary, the John Hancock Life Assurance Limited in Singapore (JHLAC), a DFO subsidiary, was transferred from the Company to Manulife (Singapore) Private Limited, a wholly owned subsidiary of Manulife; see Note 2 - Summary of Significant Accounting Policy. The financial results for all periods have been reclassified to conform to the current period presentation.

      In addition, the Company plans to divest itself of its joint venture life insurance company in China due to regulatory requirements in the local market which have arisen due to the merger with Manulife. Manulife has a mature operation in China; local regulations allow an organization to have only one license within its jurisdiction.

   Corporate Operations

      Corporate operations consist principally of revenues and expense of the institutional investment advisory business, the holding company, investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments or the holding company level. Corporate operations investment activity is focused on tax-preferenced investing which may generate lower pre-tax investments income but yields higher returns on an after-tax basis.

      Change in corporate operations include the following business activities: the transfer into corporate operations of the institutional advisory business, the institutional investment advisory business generated revenues of $126.0 million, $144.1 million and $125.1 million for the three years ended December 31, 2004, 2003, and 2002, respectively. As discussed previously, the Canada Segment was transferred to an affiliate for no gain or loss recognized in the income statement as of December 29, 2004. In addition, the impact of currency fluctuations between the U.S. and Canadian dollar for the Canada Segment's primary operating subsidiary, Maritime Life, was formerly reflected in corporate operations. The transfer of the Canada Segment resulted in the impact of the U.S. and Canadian dollar for the Canada Segment being reclassified to income from discontinued operations for all periods presented in this Form 10-K. The remaining assets and liabilities in Maritime Life were transferred to corporate operations in the Corporate and Other Segment. The Company transferred the group life insurance business to the Protection Segment subsequent to the merger with Manulife.

      Also included in corporate operations are the revenues and expenses of Signature Fruit, a subsidiary of the Company, which purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million on April 1, 2001. Signature Fruit generated $242.6 million, $254.4 million and $235.9 million in revenues, $245.9 million, $257.8 million and $240.7 million in expenses, and $(2.2) million, $(2.2) million, and $(3.1) million in after-tax losses for the years ended December 31, 2004, 2003 and 2002, respectively.

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

       For a further description of this segment's results, see Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K.

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

      The Connecticut, Delaware, New York, Missouri and Pennsylvania insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. These insurance departments and others periodically conduct examinations of insurers that transact business in their jurisdictions. The Company believes that it conducts its business in accordance with all applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations. The Massachusetts Division of Insurance has completed its Market Conduct Examination and issued its report in February without any material findings.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      The restrictions described above may deter, delay or prevent a future acquisition of control, including transactions that could be perceived as advantageous to our parent, Manulife or its shareholders.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

      JHFS is a holding company and its primary assets are the outstanding capital stock of John Hancock Life Insurance Company, and remaining international subsidiaries. As an insurance holding company, JHFS depends primarily on dividends from John Hancock Life Insurance Company to pay dividends to its shareholders, and pay operating expenses and implement its capital management strategies. Any inability of John Hancock Life Insurance Company to pay dividends to JHFS in the future in an amount sufficient for JHFS to pay dividends to its sole shareholder, implement some of its capital management plans or meet its cash obligations may materially adversely affect its business, financial condition or results of operations.

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

      In 2001, the NAIC changed the risked-based capital formula, which resulted in lower RBC charges or a higher risk-based capital ratio. The most significant change made by NAIC is to tax effect the RBC, which is similar to reducing the risk factors being applied to the different risk categories. One other change was the creation of a common stock asset risk category and its treatment in the covariance calculation. This change also lowered RBC. John Hancock took certain actions to improve the risk-based capital ratio. The two most significant actions were the partial reinsurance of the closed block and the upstreaming of some of the Life Company's foreign insurance affiliates to JHFS. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by approximately 251 percent as of December 31, 2004.

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

IRIS Ratios

      The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System (IRIS) for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 13 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2004, John Hancock Life Insurance Company was outside the usual range for Net Change in Capital Surplus ratio for the year 2000, and the Change in Product Mix and Change in Reserving ratios in 2001. The Change in Capital Surplus ratio fell outside the usual range in 2000 because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment did not recur in the years 2004, 2003 and 2002. The unusual ratios in 2001 were the result of the implementation of new statutory accounting rules and are not expected to recur. During the same period, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company, which are wholly owned direct and indirect subsidiaries of John Hancock Life Insurance Company, respectively, had several ratios outside of the usual range. John Hancock Variable Life Insurance Company had eight unusual ratios, all of which resulted from growth in the business and the effect of reinsurance contracts with John Hancock Life Insurance Company. Investors Partner Life Insurance Company had ten unusual ratios due to the fact it writes no new business.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Employees

      As of December 31, 2004, we employed approximately 3,914 people. We believe our relations with our employees are satisfactory.

Available Information

      We make available at our parent's corporate internet website (www.manulife.com), free of charge, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K as soon as reasonably practicable after such documents are filed with, or furnished to, the United States Securities and Exchange Commission.

Item 2.  Properties

     The Company leases space for its Home Office in historic Boston's Back Bay, the Company plans on continuing to utilize this space as its corporate headquarters. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Item 3. Legal Proceedings

      We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection and wealth management products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, state attorneys general, the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other government and regulatory bodies regularly make inquiries and, from time to time, require the production of information or conduct examinations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. As with many other companies in the financial services industry, we have been requested or required by such government and regulatory authorities to provide information with respect to market timing and late trading of mutual funds and sales compensation and broker-dealer practices, including with respect to mutual funds underlying variable life and annuity products. It is believed that these inquiries are similar to those made to many financial service companies by various agencies into practices, policies and procedures relating to trading in mutual fund shares and sales compensation and broker-dealer practices. We intend to continue to cooperate fully with government and regulatory authorities in connection with their respective inquiries. We do not believe that the conclusion of any current legal or regulatory matters, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      Omitted.

PART II

Item 5. Market for John Hancock Financial Services, Inc. Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

      Due to the merger with Manulife discussed previously, no trading market exists for the John Hancock Financial Services preferred or common stock. John Hancock Holdings (Delaware) LLLC, (JHHLLC) a wholly-owned subsidiary of Manulife, owns all the Company's preferred and common stock. In 2004, the Company paid no dividends to its shareholders prior to the merger, or to Manulife or JHHLLC since the date of the merger. See Regulation of Dividends and Other Payments from Insurance Subsidiaries in the Business section for a discussion of limitations of the Company and its subsidiaries to pay dividends.

      In 2004, the Commissioner approved dividends from the Life Company to JHFS in the amount of $200.0 million which were paid in 2004. None of these dividends was classified as extraordinary by state regulators.

      As of March 11, 2005, the Company had issued and outstanding 1 share of $0.01 par, preferred stock and 1,000 shares of $0.01 par, common stock.

Item 6. Selected Financial Data

      Omitted.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction (I) of Form 10-K. Management's narrative that follows reviews our consolidated financial condition as of December 31, 2004 and 2003, the consolidated results of operations for the years ended December 31, 2004, 2003 and 2002 and, where appropriate, factors that may affect future financial performance. This management narrative for the Company should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in this Form 10-K. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Financial.

Forward-Looking Statements

      The statements, analyses, and other information contained in this management's narrative and elsewhere in this Form 10-K, relating to trends in John Hancock Financial Services, Inc.'s, (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations (including, but not limited to, those relating to the Federal Estate Tax Laws and proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) as a holding company, we depend on dividends from our subsidiaries; Massachusetts insurance law may restrict the ability of John Hancock Life Insurance Company (the Life Company) to pay dividends within the consolidated group; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on third party distribution relationships; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio including without limitation, the risks associated with the evaluation and determination by our investment professionals of the fair value of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (17) we may be unable to retain personnel who are key to our business; (18) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (19) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, (20) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position.

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

Merger with Manulife Financial Corporation

      Effective April 28, 2004, Manulife Financial Corporation ("Manulife") acquired all of the outstanding common shares of John Hancock Financial Services, Inc. (JHFS or the Company) that were not already beneficially owned by Manulife as general fund assets and JHFS became a wholly owned subsidiary of Manulife. The combined entity has a more diversified product line and distribution capabilities and expects to have improved operating efficiencies and a leading position across all its core business lines. In order to more efficiently manage its corporate structure, on October 7, 2004 Manulife transferred all of its shares in JHFS to John Hancock Holdings (Delaware) LLC - a wholly-owned subsidiary of Manulife.

      For additional information, refer to John Hancock and other related public filings with the U.S. SEC relating to the merger.

Critical Accounting Policies and Estimates

      General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 2--Summary of Significant Accounting Policies in the notes to consolidated financial statements in the Company's 2004 Annual Report on Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

      Purchase Accounting (PGAAP)

      In accordance with SFAS No. 141, "Business Combinations" the merger transaction was accounted for as a purchase of John Hancock by Manulife. In accordance with "push down accounting," John Hancock, the acquired company, adjusted the cost and reporting basis of its assets and liabilities to their fair values on the acquisition date (the purchase adjustments).

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      Since 1995, the Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, but primarily invests indirectly via limited partnership real estate investment funds (the Funds). The Funds are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property. The Properties typically raise additional capital by qualifying for long-term debt, which in some cases is guaranteed or otherwise subsidized by Federal or state agencies or Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties.

      The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their equity and/or debt. This group includes energy investment partnerships, investment funds organized as limited partnerships, and businesses which have undergone debt restructurings and reorganizations and various other relationships.

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

      The Company discloses summary financial data and its maximum exposure to losses for the CDOs, Properties and other entities in Note 4 - Relationships with Variable Interest Entities in the notes to the Company's consolidated financial statements.

      Intangible Assets

      The Company recognizes several intangible assets, all of which resulted from business combinations. Valuation, and where applicable, amortization of these assets require significant management estimates and judgment.

      Unamortizable assets include goodwill, brand name and investment management contracts. Goodwill is the excess of the cost to Manulife over the fair value of the Company's identifiable net assets acquired by Manulife in the recent merger. Brand name is the fair value assigned to the Company's trademark and trade name. Investment management contracts are fair values of the investment management relationships between the Company and each of the mutual funds managed by the Company.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to the Company's businesses acquired by Manulife in the recent merger. VOBA had weighted average lives ranging from 6 to 17 years for various insurance businesses at the merger. Distribution networks are fair values assigned to the Company's networks of sales agents and producers responsible for procuring business. Distribution networks had weighted average lives of 21 years at the merger. Collectively, these amortizable intangible assets had a weighted average life of 14.7 years at the merger.

      The Company will test unamortizable intangible assets for impairment on an annual basis, and also in response to any events which both suggest that these assets may be impaired (triggering events). Amortizable intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment test set forth in SFAS No. 142 "Goodwill and Other Intangible Assets." VOBA and the Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an asset's fair value is deemed to be less than its carrying value.

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

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in our consolidated balance sheets, equal to $42,962.8 million, or 47.6%, of total liabilities as of December 31, 2004. Changes in this liability are generally reflected in the benefits to policyholders in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business, or the Company is acquired. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to other comprehensive income, and if judged by management to be other than temporary in nature, are recorded as a charge to income. See the General Account Investments section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

      Certain of our fixed income securities classified as available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. Changes in the fair values of the available-for-sale securities are recorded in other comprehensive income as unrealized gains and /or losses. We calculate the fair values of these securities ourselves through the use of pricing models and discounted cash flows which therefore calls for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. Our pricing analysts take appropriate action to reduce the valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes at the investee level, litigation, fraud and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an other than temporary impairment as a charge against income. To assist in identifying these impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value has been less than ninety percent of amortized cost for three months or more to determine whether other than temporary impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer, and other senior management. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company reviewed its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate for incorporation in the measurements made as of April 28, 2004 (the date of the Manulife merger with the Company) and for net periodic costs for the calendar year. These assumptions are normally incorporated in measurements made annually as of each December 31 and for the subsequent calendar year resulting thereon.

      The assumed discount rate is set based on the published December 31st Moody's Investor Services long-term corporate bond yield for rating category Aa. The discount rate used in the April 28, 2004 mark to market of 2004's net periodic pension cost was 6.0%. The discount rate originally in effect for 2004 was 6.25%. A 0.25% increase in the discount rate would decrease the Projected Benefit Obligation (PBO) and 2004 Net Periodic Pension Cost (NPPC) by approximately $57.6 million and $1.2 million respectively. A 0.25% increase in the discount rate would decrease other post- employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2004 Net Periodic Benefit Cost
(NPBC) by approximately $15.9 million and $1.2 million, respectively.

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2004, Net Periodic Pension (and Benefit) Cost, an 8.75% long term rate of return assumption is being used. A 0.25% increase in the long-term rate of return would decrease 2004 NPPC by approximately $5.3 million and 2004 NPBC by approximately $0.6 million. The expected return on plan assets prior to the merger with Manulife was based on the fair market value of the plan assets as of December 31, 2003. Post merger, the expected return on plan assets is based on the fair value of plan assets as of April 28, 2004.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy including inflation. A change in the compensation rate increase assumption can be expected to move in the same direction as a change in the discount rate. A 4.0% compensation rate increase assumption is being used. A 0.25% increase in

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

the salary scale would increase 2004 pension benefits PBO and NPPC by approximately $5.8 million and $0.6 million, respectively. Post employment benefits are independent of compensation.

      The Company uses a 10% corridor for the amortization of actuarial gains/losses. At the date of the merger, actuarial gains and losses were set to zero.

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $1.0 million for the period from April 29 through December 31, 2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

      Income Taxes

      Our reported effective tax rate on net income was 27.9%, 27.4% and 17.0% for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions, changes to reserves that we consider appropriate and related interest. This rate is then applied to our year-to-date operating results.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Reinsurance

      As part of the Manulife group of companies' subsequent to the merger we reinsure portions of the risks we assume for our protection insurance products. The maximum amount of individual ordinary life insurance retained by us on any life is $20 million under an individual policy and $25 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more.

      As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. During the fourth quarter of 2004, the Company entered into an additional agreement covering closed block policies with a Manulife affiliate in order to facilitate its statutory capital management process. This transaction increased the amount of reinsurance of the closed block with Manulife by 20%. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2004, the Company is covered by its parent's catastrophic reinsurance under its global catastrophe reinsurance program which covers the entire Manulife group of companies for losses in excess of $50 million up to $150 million. This global catastrophe reinsurance covers all terrorist acts in Canada; in the United States and elsewhere, nuclear, biological and chemical terrorist acts are not covered. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

Transactions Affecting Comparability of Results of Operations

      Discontinued operations. Pursuant to Manulife's rationalization of its worldwide business operations along geographic lines, the Company's non-USA operations were or will be transferred to Manulife's previously existing subsidiaries in each region of the world.

      On December 29, 2004, the remaining operations and substantially all of the remaining assets and liabilities of the Maritime Life Assurance Company (Maritime Life), which was formerly reported as the Company's Canada Segment, were transferred to The Manufacturers Life Insurance Company (MLI), Manulife's primary Canadian insurance subsidiary. Maritime Life legal shell continues to be owned by the Company. Maritime's net income is reflected in the Company's Consolidated Statements of Income as income from discontinued operations for all periods presented.

      This transfer was recorded by the Company as a disposal of a business by other than sale, i.e. as a transfer of a business between entities under common control. No gain or loss was recognized in the Company's Consolidated Statements of Income on this transfer. The excess of the proceeds received over the net carrying value of assets and liabilities transferred was accounted for as a capital transfer to the Company by an affiliate.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Proceeds to the Company of the transfer consisted primarily of $2,185.1 of redeemable preferred stock of a subsidiary of Old Manufacturers Life, a wholly owned subsidiary of Manulife. The subsidiary of Old Manufacturers Life then redeemed its preferred shares by assigning a $2,081.3 million demand note payable bearing interest at 2.97% payable annually, maturing December 29, 2005, and a $103.9 million non-interest bearing demand note receivable, both from MLI. On December 31, 2004, the Company drew down $85.6 million on the 2.97% demand note. MFC then partially repaid the 2.97% demand note by issuing a $1,703.2 million demand note bearing interest at 3.01%, reducing the balance of the 2.97% note to $293.7 million. These three notes receivable are included in other assets on the Company's Consolidated Balance Sheets.

      Summarized financial data for these discontinued operations are presented in the tables below:

                                                          Period from
                                                           April 29     Period from
                                                            through      January 1     Year Ended     Year Ended
Income Statement Data                                    December 31,  through April  December 31,   December 31,
                                                             2004         28, 2004        2003           2002
                                                         --------------------------------------------------------
                                                                             (in millions)
Revenue .............................................    $1,522.0       $  738.5       $1,757.4       $1,209.5

Income before income taxes and cumulative effect
     of accounting change ...........................       123.9           43.9          193.5          104.5
Income taxes ........................................       (36.7)         (12.7)         (60.0)         (46.1)
                                                         --------------------------------------------------------

Income before cumulative effect of accounting
     change .........................................        87.2           31.2          133.5           58.4
Cumulative effect of accounting change ..............          --           41.3             --             --
                                                         --------------------------------------------------------

Net income from discontinued operations .............    $   87.2       $   72.5       $  133.5       $   58.4
                                                         ========================================================

   Assets and liabilities transferred              December 29,   December 31,
                                                        2004         2003
                                                   ----------------------------
                                                         (in millions)
   Investments.................................    $   8,705.0  $   7,538.8
   Total assets................................       12,583.3     14,351.3
   Total liabilities...........................       10,589.0     13,348.6

      Recent Acquisition/Disposal Activity. The acquisition described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from each date of acquisition. Each purchased price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess, if any, of the applicable purchase price over the estimated fair values of the acquired assets and liabilities recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses and products that have strategic value, meet its earnings requirements and advance the growth of its current business.

      The disposals described under the table below were conducted in order to execute the Company's strategy to focus resources on businesses and geographic regions in which it can have a leadership position. The table below presents actual and proforma data for comparative purposes for the periods indicated to demonstrate the proforma effect of the acquisitions and disposals as if they occurred on January 1, 2002.

                  Period from   Period from   Period from   Period from
                   April 29,     April 29,     January 1     January 1
                    through       through       through       through
                  December 31,  December 31,   April 28,     April 28,
                     2004          2004          2004           2004          2003         2003        2002         2002
                   Proforma                    Proforma                     Proforma                 Proforma
                  (unaudited)                  (unaudited)                 (unaudited)              (unaudited)
                 ------------------------------------------------------------------------------------------------------------
                                                             (in millions)

Revenue ......    $  4,947.0    $  5,009.5     $  2,764.5    $  2,817.0    $  8,153.6   $  8,313.9   $  7,182.7   $  7,268.6

Net Income ...    $    470.1    $    467.9     $    337.5    $    337.1    $    799.3   $    806.0   $    501.0   $    499.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Acquisitions:

      On July 8, 2003, the Maritime Life Insurance Company (Maritime Life), formerly a majority owned Canadian subsidiary of the Company, completed its purchase of the insurance business of Liberty Health, a Canadian division of U.S.-based Liberty Mutual Insurance Company, through a reinsurance agreement for approximately $97.5 million. Through the agreement, Maritime Life assumed the entire business of Liberty Health, including its group life, group disability and group health divisions, as well as its individual health insurance business. There was no impact on the Company's results of operations from the acquired insurance business during 2002 or the first six months of 2003.

      On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

      Disposals:

      On September 30, 2004, the Company's Singapore subsidiary, the John Hancock Life Assurance Limited in Singapore (JHLAC) was transferred from the Company to Manulife (Singapore) Private Limited, a wholly owned subsidiary of Manulife, as part of Manulife's rationalization of its worldwide operations along geographic lines. No gain or loss was recorded on this transfer of a business between entities under common control.

      On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003, and closed November 4, 2003.

Subsequent Events

As a result of integration of operations between the Company and its parent, Manulife, the Company is in negotiations to sell its China operations. The Company will divest itself of its operations in China to accommodate Chinese law, which allows only one license per Company. Manulife had an operation in China prior to the merger with John Hancock.

On March 8, 2005 the Company borrowed $320.0 million from Manufacturer's Hungarian Holdings Limited (MHHL) for capital planning purposes. The note payable to MHHL bears interest at a rate of LIBOR plus 25 basis points, is payable quarterly commencing March 28, 2005 and is due March 8, 2006. The Company will include the note payable to MHHL in debt on its Consolidated Balance Sheets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Results of Operations

      The company was merged with Manulife Financial Corporation effective April 28, 2004. The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources for the Company and the Predecessor. Unless otherwise indicated, 2004 historical results represent the combined operating results of the Predecessor from January 1, 2004 through April 28, 2004 and the Company from the date of the merger though December 31, 2004.

      As further discussed in Note 1 to the Consolidated Financial Statements the merger was accounted for as a purchase. Accordingly, the operating results for the periods subsequent to April 28, 2004 reflect the results of operations of the Company subsequent to the merger and include the impact of adjustments required under the purchase method of accounting.

      The tables below present the consolidated results of operations for the periods presented:

                                                                                  Company             Predecessor Company
                                                                                -------------  ------------------------------------
                                                                                 Period from
                                                                                  April 29,    Period from
                                                                                     2004       January 1,     Year
                                                                                   through     2004 through    ended     Year ended
                                                                                 December 31,    April 28,    December    December
                                                                                     2004          2004       31, 2003    31, 2002
                                                                                -------------  ------------------------------------
                                                                                                    (in millions)
Revenues
      Premiums ..............................................................   $  1,871.2   $    916.6    $  3,010.6    $  2,695.8
      Universal life and investment-type product charges ....................        436.4        241.0         660.2         621.9
      Net investment income .................................................      2,162.0      1,311.2       3,849.3       3,628.3
      Net realized investment and other gains (losses), net of
         related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders
         and the policyholder dividend obligation $(13.9), $(31.2),
         $55.3 and $73.2, respectively) .....................................          7.7         80.0          23.8        (448.5)
      Investment management revenues, commissions and other fees ............        356.8        179.9         498.1         529.0
      Other revenue .........................................................        175.4         88.3         271.9         242.1
                                                                                ---------------------------------------------------
            Total revenues ..................................................      5,009.5      2,817.0       8,313.9       7,268.6

Benefits and expenses
      Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
         participating pension contractholders and policyholder
         dividend obligation $(26.7), $(42.3), $61.7, and $35.2,
         respectively) ......................................................      2,858.1      1,612.2       4,857.6       4,538.9
      Other operating costs and expenses ....................................      1,135.3        524.3       1,409.0       1,291.0
      Amortization of deferred policy acquisition costs, and value of the business acquired, excluding amounts related to net
         realized investment and other gains(losses) $12.9, $11.1,
         ($6.4), and $38.0, respectively) ...................................        170.1        139.8         343 1         337.8
      Dividends to policyholders ............................................        329.4        156.7         548.8         569.2
                                                                                ---------------------------------------------------
            Total benefits and expenses .....................................      4,492.9      2,433.0       7,158.5       6,736.9

Income from continuing operations before income taxes, discontinued
   operations and cumulative effect of accounting changes ...................        516.6        384.0       1,155.4         531.7
Income taxes ................................................................        135.9        115.1         316.7          90.6
                                                                                ---------------------------------------------------
Income from continuing operations before discontinued operations and
   cumulative effect of accounting change ...................................        380.7        268.9         838.7         441.1

Income from discontinued operations, net of tax .............................         87.2         72.5         133.5          58.4
                                                                                ---------------------------------------------------
Income before cumulative effect of accounting change ........................        467.9        341.4         972.2         499.5

Cumulative effect of accounting change, net of tax ..........................           --         (4.3)       (166.2)           --
                                                                                ---------------------------------------------------

Net income ..................................................................   $    467.9   $    337.1    $    806.0    $    499.5
                                                                                ===================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      As a result of Manulife's merger with the Company (see Note 1- Change of Control) the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment and the Maritime Life Segment was renamed the Canada Segment. On December 29, 2004, the Canada Segment, its primary business was the operations of Maritime Life, was transferred to The Manufacturers Life Insurance Company (MLI), Manulife's primary Canadian insurance subsidiary, (see Note 2 - Summary of Significant Accounting Policy). Canada Segment's net income is reflected in the Company's Consolidated Statements of Income as income from discontinued operations for all periods presented. No gain or loss was recorded in the Company's Consolidated Statements of Income on this transfer of a business between entities under common control. The remaining Canada Segment notes receivable, equity and interest earned on the notes receivable are reported in the Corporate and Other Segment. Further efforts at reorganization of JHFS included the movement of Institutional Investment Management Segment to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from the Wealth Management Segment to the Protection Segment, and group life, retail discontinued operations, discontinued health insurance operations and creditor from the Corporate and Other Segment to the Protection Segment. Direct Foreign Operations (DFO) and International Group Plans (IGP) remain in international operations and John Hancock Accident remains in our non-core business in our Corporate and Other Segment while in Manulife's segment results DFO will be reported in Asia, and IGP and John Hancock Accident will be reported in Reinsurance. On September 30, 2004, the Company's Singapore subsidiary, the John Hancock Life Assurance Limited in Singapore (JHLAC), a DFO subsidiary, was transferred from the Company to Manulife (Singapore) Private Limited, a wholly owned subsidiary of Manulife. (See Note 2 - Summary of Significant Accounting Policy). No gain or loss was recorded in the Company's Consolidated Statements of Income on this transfer of a business between entities under common control. The financial results for all periods have been reclassified to conform to the current period presentation.

      During the majority of 2004, the Company operated in the following five business segments: two segments primarily served retail customers, one segment served institutional customers, one segment served primarily Canadian retail and group customers and our fifth segment was the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). As previously discussed, the Canada Segment was transferred to an affiliated entity on December 29, 2004 and is presented in the discussion below as a disposed operation. Effective January 27, 2005, the G&SFP Segment became a part of the Wealth Management Segment. This organizational change reflects G&SFP's increasing focus on retail-oriented products and will enable the company to better leverage the strong distribution channels of the Wealth Management Segment with G&SFP's strong product development, risk management, and immediate annuity servicing capabilities. G&SFP is presented as its own operating segment for the discussion of 2004 results below.

      Consolidated income from continuing operations before income taxes, discontinued operations, and cumulative effect of accounting changes decreased 22.1%, or $254.8 million, from the prior year. The decrease was driven by decreased earnings in the non-traditional life insurance business, institutional investment management business, spread-based business and integration expenses. Consolidated income from continuing operations before income taxes, discontinued operations, and cumulative effect of accounting changes by operating segment were as follows: a decrease of $364.0 million in the Corporate and Other Segment, an increase of $39.8 million in the Wealth Management Segment, an increase of $37.1 million in the Guaranteed and Structured Financial Products, and partially offset by growth of $32.3 million in the Protection Segment. After consolidated income from continuing operations before income taxes, discontinued operations, and cumulative effect of accounting changes the Company recorded income from discontinued operations of $159.7 million and a decrease to net income of $4.3 million (net of tax of $1.8 million) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Untraditional Long Duration Contracts for Separate Accounts (SOP 03-1), see Note 2 - Summary of Significant Accounting Policy for additional discussion.

      Premium revenues decreased 7.4%, or $222.8 million, from the prior year. The decrease was primarily due to a $235.4 million decrease in premiums in the G&SFP Segment, driven by a decrease in the single premium annuity business. We continue to look for opportunistic sales in the single premium annuity market where our pricing standards are met. In addition, premiums in the Wealth Management Segment decreased $25.3 million driven by lower sales of single premium immediate annuities in the fixed annuity business, while premiums decreased $52.8 million in the traditional life insurance business and $38.1 million due to the sale of the group life insurance business in the prior year. Partially offsetting these decreases in premiums was by an increase in premiums of $128.5 million in the long-term care insurance business.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Universal life and investment-type product fees increased 2.6%, or $17.2 million, from the prior year. These product fees consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to an increase of $34.3 million in the Protection Segment driven by growth in average account values in universal life insurance products driven by growth in the existing business. Partially offsetting the growth in the Protection Segment was a decline of $8.8 million in product fees in the Wealth Management Segment which declined on lower mortality and expense fees in the variable annuity business. In addition, product fees decreased $8.4 million in the G&SFP Segment driven by lowers fees in the single premium annuity business.

      Net investment income decreased 9.8%, or $376.1 million, from the prior year. The yield, net of investment expenses, on the general account portfolio decreased to 5.12% from 5.95% in the prior year. Yield for the period subsequent to the merger with Manulife, April 29, 2004 through December 31, 2004, was 4.78%. The decrease in yield was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 71 basis points compared to the prior year.

      o As of December 31, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to a $13 billion level of exposure as of December 31, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2004, approximately 86% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 14% of exposure is in floating rate assets were acquired for their relative value and are accounted for in the portfolio's interest rate risk management plan. The impact was a reduction of 43 basis points for 2004 compared to 56 basis points in 2003.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. In 2004 this dilutive effect was 8 basis points, compared to 8 basis points in the prior year. However, adjusting for taxes, these investments increased the Company's net income by $2.0 million in 2004 compared to the prior year.

      o The inflow of new cash for the twelve month period ending December 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets were rolling over into new investments at rates below the portfolio rate.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2004, weighted-average invested assets grew $3,139.5 million, or 4.8%, from the prior year. In addition, investment expenses were reduced $32.2 million compared to the prior year.

Net realized investment and other gains increased 268.5%, or $63.9 million, from prior year. See detail of current year net realized investment and other gains in the table below. The improvement in the net realized investment and other gains was driven by gross gains on disposal of fixed maturity securities generated in the management of the portfolios for tax optimization and ongoing portfolio positioning, as well as $104.8 million of prepayments. In addition, there were $42.5 million of recoveries on sales of previously impaired securities for the year ended December 31, 2004. Partially offsetting these gains were impairments of $329.4 million driven by $179.5 million in other than temporary impairments of fixed maturity securities (which excludes $14.4 million of previously recognized gains where the bond was part of a hedging relationship). Fixed maturity impairments in 2004 relate primarily to: securities in the airline industry ($62.8 million), a manufacturer of parcel delivery vans ($28.0 million), private placement securities related to secured lease obligations of a regional retail food chain ($22.0 million), a holding in a privately held pharmaceutical company ($21.3 million), and one of the world's largest dairy companies ($17.5 million). The Company recorded losses due to other than temporary impairments of other invested assets of $78.1 million for year ended December 31, 2004. These impairments primarily relate to lease investments in the U.S. airline industry ($29.2 million) and an investment in a royalty stream ($25.5 million). There were also $12.7 million in impairments on CBO and CDO equity for the period. Equity in these CBOs and CDOs take the first loss risk in a pool of high yield debt. We have a total remaining carrying value of $34.9 million and $60.0 million of CBO and CDO equity as of December 31, 2004 and December 31, 2003, which is currently supported by expected cash flows. The Company recorded a net loss of $63.7 million on mortgage loans for the year ended December 31, 2004 (of which $17.6 million was losses on hedging adjustments). Included in this loss is $65.7 million in impairments. These impairments primarily relate to mortgages on a company that operates flour milling facilities ($20.2 million), a refrigeration warehouse company ($21.5 million), and a commercial office property ($10.0 million). There were also gains of $107.4 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

term, gains of $50.3 million from the sale of other invested assets, and gains of $83.1 million resulting from the sale of real estate for the year ended December 31, 2004. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in this management's narrative. The Company recorded total impairments of $210.2 million for the period subsequent to the merger with Manulife, April 29, 2004 through December 31, 2004, and $119.2 million for the period prior to the merger with Manulife, from January 1, 2004 through April 28, 2004, compared to $574.9 million for the prior year.

For the year ended December 31, 2004                                   Gross Gain   Gross Loss    Hedging    Net Realized Investment
                                                           Impairment  on Disposal  on Disposal  Adjustments   and Other Gain/(Loss)
                                                          --------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities ............................   $   (179.5)   $    298.0   $    (64.7)   $    (73.2)   $    (19.4)
Equity securities ....................................         (6.1)        107.4         (6.5)           --          94.8
Mortgage loans on real estate ........................        (65.7)         30.2        (10.6)        (17.6)        (63.7)
Real estate ..........................................           --          83.1         (2.5)           --          80.6
Other invested assets ................................        (78.1)         50.3        (12.8)           --         (40.6)
Derivatives ..........................................           --            --           --          40.6          40.6
                                                         ---------------------------------------------------------------------------
               Subtotal ..............................   $   (329.4)   $    569.0   $    (97.1)   $    (50.2)   $     92.3
                                                         ===========================================================================

          Amortization adjustment for deferred policy acquisition costs......................................         24.0
          Amounts credited to participating pension contractholders..........................................         (2.7)
          Amounts credited to the policyholder dividend obligation...........................................        (25.9)
                                                                                                                 -------------------
               Total.........................................................................................       $ 87.7
                                                                                                                 ===================

      Investment management revenues, commissions, and other fees increased 7.7%, or $38.6 million, from the prior year. The increase in fee revenue was driven by the mutual funds business where fees increased $18.9 million driven by a 10.0%, or $2,702.6 million, increase in average assets under management. In addition, advisory fees increased 3.3%, or $3.8 million, in the institutional asset management business despite a 5.5%, or $1,542.1 million, decrease in average assets under management. This increase in advisory fees was driven by success with the new vertical integration strategy in the Hancock Natural Resource Group. In addition, advisory fees earned in the Signator Financial Network increased due to sales of the Manulife product since the merger.

      Other revenue decreased 3.0%, or $8.2 million, from the prior year. The decrease in other revenue is due to Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a co-operative association on that date. The revenues and expenses of Signature Fruit are included in the Company's income statement in other revenue and other operating costs and expenses, respectively, in the Corporate and Other Segment. Signature Fruit generated revenue of $242.6 million in 2004, a decrease of $11.9 million from the prior year. Also included in other revenue is the fee revenue generated in the Federal long-term care insurance business, its primary operating revenue. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees. Federal long-term care insurance fee revenue increased $1.2 million from the prior year.

      Benefits to policyholders decreased 8.0%, or $387.3 million, from the prior year. The decrease in benefits to policyholders was driven by a 22.1%, or $358.2 million, decline in the G&SFP Segment on a 53.2% decline in premiums on single premium annuities. In addition, interest credited in the G&SFP Segment decreased 10.6%, or $107.5 million, from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $10.5 billion of liabilities with floating rates and new business added at current market rates. Interest credited in the G&SFP Segment also decreased due to the repricing of liability products at the date of the merger with Manulife for purchase accounting which resulted in resetting the crediting rates to a lower market rate. The average crediting rate fell to 3.65% from 4.31% in the prior year. Benefits to policyholders declined 23.0%, or $109.3 million, in the fixed annuity business driven by lower sales of single premium immediate annuities, as noted above, and impact of purchase accounting in the merger with Manulife whereby reserves established at merger date are being amortized to benefits to policyholders. In addition, benefits to policyholders declined 10.3%, or $111.2 million, in the traditional life insurance business driven by lower premiums. Partially offsetting these decreases was growth in benefits to policyholders of $134.2 million in the long-term care insurance business, driven by 13.3%, or $128.5 million, increase in premiums. In addition, benefits to policyholders increased $61.3 million in the non-traditional life insurance business driven by 14.4% growth in average account balance.

      Other operating costs and expenses increased $250.6 million from the prior year driven by a charge for unrecoverable reinsurance of $142.1 million, an increase of $47.9 million in merger transaction expenses, an increase of $29.5 million in the integration costs and $3.6 million in amortization of other

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

intangible assets created in the merger with Manulife. There was a $5.5 million increase in operating expenses at the Hancock Natural Resource Group, which included $4.4 million of expenses associated with the expansion of its property management division. Partially offsetting these increases was a decrease in operating expenses of $11.9 million at Signature Fruit. Signature Fruit other operating costs and expenses were $245.9 million in 2004 and $257.8 million in the prior year. Operating expenses at the institutional advisory businesses, Declaration Management & Research and Independence Investments LLC, decreased $6.9 million to $40.9 million primarily due to lower compensation expenses.

      Amortization of deferred policy acquisition costs and value of business acquired decreased 9.7%, or $33.2 million, from the prior year. The decrease in amortization of deferred policy acquisition costs and value of business acquired was comprised of a $42.8 million decrease in the non-traditional life insurance business and a decrease of $24.4 million in the traditional life insurance business. The decrease in amortization of deferred policy acquisition costs and value of business acquired was driven by the impact of purchase accounting in the merger with Manulife during the year. Partially offsetting these decreases was an increase in amortization of deferred policy acquisition costs and value of business acquired of $36.4 million in the G&SFP Segment driven by the VOBA asset established in this business due to purchase accounting resulting from the merger with Manulife.

      Dividends to policyholders decreased 11.4%, or $62.7 million from the prior year. The decrease in dividends to policyholders was driven by the traditional life insurance business, which decreased 5.1%, or $23.0 million. This decrease was due to the full year impact of lowering of the dividend scale on traditional life insurance products in the prior year. Partially offsetting the decrease in the dividend scale was growth in the traditional life insurance products average reserves, which increased approximately 2.9% from the prior period. Dividends to policyholders decreased $26.7 million due to a return of a claim stabilization reserve to a single customer in the group life business in the prior year. The result of this transaction in the prior year was a reduction in benefits to policyholders and an increase in dividends resulting in no net income impact. Group life was sold effective May 1, 2003. In addition, dividends to policyholders declined $16.5 million in the institutional fee-based business on lower average reserves from the prior year.

     Income taxes were $251.0 million in 2004, compared to $316.7 million for 2003. Our effective tax rate was 27.9% in 2004, compared to 27.4% in 2003. The change in effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

      Income from discontinued operations of $159.7 million and $133.5 million for the years ended December 31, 2004 and 2003, respectively, consist of the net income of the Canada Segment, which was transferred to an affiliated entity on December 29, 2004. See Note 2 - Summary of Significant Accounting Policy for further discussion. Canada Segment's net income consists primarily of the results of Maritime Life, formerly the Company's principal operating subsidiary in Canada.

      Cumulative effect of accounting change, net of tax, was a charge of $4.3 million and $166.2 million for the years ended December 31, 2004 and 2003, respectively. During the 2004, the Company adopted SOP 03-1 which requires specialized accounting for insurance companies related to separate accounts, transfers of assets, liability valuations, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contractholders. In 2003 the cumulative effect of accounting change related to the adoption of DIG B36 as of October 1, 2003, refer to Note 2 - Summary of Significant Accounting Policies in the notes to the Company's Consolidated Financial Statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      The following discussion has been updated to remain comparable with the current year management's narrative; it therefore reflects the state of the Company's operations subsequent to the merger with Manulife. In the following management's narrative, references to operating segments which have been merged with other operating segments or renamed since the date of the merger have been updated to reflect such business decisions. In addition, the following discussion has been updated to reflect the transfer of the Canada Segment, referred to as the Maritime Life Segment at the time this discussion was originally published, to an affiliate. The operating results of the Canada Segment appear as discontinued operations on the Company's updated statements of income for the periods covered by this discussion.

      Consolidated income before income taxes, discontinued operations and cumulative effect of accounting changes increased 117.3%, or $623.7 million, from the prior year. The increase was driven by growth in income before taxes, discontinued operations and cumulative effect of accounting change of $266.6 million in the Corporate and Other Segment, $145.5 million in the Guaranteed and Structured Financial Products, $114.3 million in the Protection Segment, and $97.3 million in the Wealth Management Segment. After consolidated income from continuing operations before income taxes, discontinued operations, and cumulative effect of accounting changes the Company recorded income from discontinued operations of $133.5 million and $58.4 million for the years ended December 31, 2003 and 2002, respectively. In addition, the Company recorded a decrease to net income of $166.2 million (net of tax of $89.5 million) resulting from the adoption of a new accounting pronouncement, the Financial Accounting Standards Board's Derivative Implementation Group (DIG) release of Statement of Financial Accounting Standard No. 133 Implementation Issue No. B36, "Embedded
Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" (DIG B36), see
Note 2 - Summary of Significant Accounting Policy for additional discussion.

      Net realized investment and other gains increased 105.3%, or $472.3 million, from prior year. See detail of current year net realized investment and other gains in the table below. The change in net realized investment gains is the results of gross gains on disposal of; fixed maturity securities of $469.0 million including $90.8 million of previously written down securities, real estate of $251.8 million driven by the sale of the Home Office properties, equity securities of $102.8 million and mortgage loans on real estate of $75.9 million primarily from prepayment penalties. These gains are partially offset by impairments on fixed maturity securities of $517.3 million and associated hedging adjustments during the period. The improvement of $472.3 million in net realized investment and other losses in 2003 is net of $3.2 million in net realized investment and other losses allocated to the participating pension contractholders and $58.5 million in net realized investment and other losses allocated to the policyholder dividend obligation.

      The impairments in the current period were driven by losses recognized on other than temporary declines in value of fixed maturity securities of $542.0 million, including impairment losses of $517.3 million and $24.7 million of previously recognized gains where the bond was part of a hedging relationship. The largest impairments were; $153.0 million on securities in the dairy industry, $73.5 million in the airline industry and $69.3 million in the securities in the power and energy industry, Additional losses were recorded for other than temporary declines in the equity in collateralized bond obligations of $29.8 million and other equity securities of $27.8 million during 2003. See General Accounts Investments in this management's narrative for a more comprehensive discussion of impairments.

For the year ended December 31, 2003                   Gross Gain     Gross Loss       Hedging    Net Realized Investment
                                         Impairment    on Disposal   on Disposal     Adjustments   and Other Gain/(Loss)
                                        ---------------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities ............  $   (517.3)    $    469.0    $    (95.6)    $   (246.9)       $   (390.8)
Equity securities ....................       (27.8)         102.8          (3.7)            --              71.3
Mortgage loans on real estate ........          --           75.9         (41.0)         (63.7)            (28.8)
Real estate ..........................          --          251.8         (17.0)            --             234.8
Other invested assets ................       (29.8)          22.7         (29.1)            --             (36.2)
Derivatives ..........................          --             --            --          118.2             118.2
                                        ---------------------------------------------------------------------------------
               Subtotal ..............  $   (574.9)    $    922.2    $   (186.4)    $   (192.4)       $    (31.5)
                                                                                                      ===================

          Amortization adjustment for deferred policy acquisition costs......................               (6.4)
          Amounts credited to participating pension contractholders..........................                3.2
          Amounts credited to the policyholder dividend obligation...........................               58.5
                                                                                                      -------------------
               Total.........................................................................         $     23.8
                                                                                                      ===================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The increase in income before income taxes, discontinued operations and the cumulative effect of an accounting change in the Corporate and Other Segment was driven by growth in net realized investment and other gains due to a gain of $233.8 million (and a deferred profit of $247.7 million) on the sale of the Company's Home Office properties during the first quarter of 2003. See Note 9 - Sale/Leaseback Transaction and other Lease Obligations in the notes to the consolidated financial statements. The increase in the G&SFP Segment was primarily due to a $97.5 million improvement in net realized investment and other losses. The increase in the Protection Segment was driven by a $106.6 million increase in net investment income, a $38.7 million increase in net realized investment and other losses, and a $35.3 million increase in universal life product fees. The increase in the Wealth Management Segment was driven by growth in net investment income, partially offset by an increase in benefits to policyholders and operating expenses. In addition, within the Corporate and Other Segment, income before income taxes, discontinued operations and cumulative effect of accounting changes increased due to the institutional investment advisory business where net realized investment and other gains increased $9.0 million and management advisory fees increased $7.0 million.

      Premium revenues increased 11.7%, or $314.8 million, from the prior year. Premiums in the G&SFP Segment improved $170.4 million driven by the single premium annuity business and the structured settlements business. We continue to look for opportunistic sales in the single premium annuity market where our pricing standards are met. Premiums also increased in the Protection Segment by $21.8 million driven primarily by long-term care insurance premiums, which increased 22.8%, or $179.4 million, partially offset by a decline in the group life insurance business of $115.0 million and in traditional life insurance premiums of 4.0%, or $42.0 million. The Company sold the group life insurance business effective May 1, 2003.

      Universal life and investment-type product fees increased 6.2%, or $38.3 million, from the prior year. These product fees consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to an increase of $35.3 million in the Protection Segment driven by growth in average account values in universal life insurance products driven by the acquisition of the Allmerica block of fixed universal life insurance business as of December 31, 2002 and growth in the existing business.

      Net investment income increased $221.0 million from the prior year. The increase was primarily the result of asset growth and lower investment expenses. The yield, net of investment expenses, on the general account portfolio decreased to 5.95% from 6.29% in the prior year. The lower portfolio yield was driven primarily by the drop in short-term interest rates during the year, which impacted floating rate investments, and lower yields on investment acquisitions. The change in yields was impacted by the following factors:

      o As of December 31, 2003, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to $12 billion of exposure as of December 31, 2002. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2003, approximately 87% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 13% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 11 basis points in 2003 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2003, this dilutive effect was 8 basis points, compared to 11 basis points in 2002. However, adjusting for taxes, these investments increased the Company's net income by $7.6 million in 2003 compared to the prior year.

      o The inflow of new cash for the twelve-month period ending December 31, 2003 was invested at rates that were below the portfolio rate. In addition, maturing assets were rolling over into new investments at rates less favorable than those available in 2002.

      o Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2003, weighted-average invested assets grew $7,008.9 million, or 12.1%, from the prior year. In addition, investment expenses were reduced $36.6 million in 2003 compared to the prior year. Included are reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's Home Office real estate.

      Investment management revenues, commissions, and other fees decreased 1.6%, or $7.9 million, from the prior year. The decrease in fee revenue was driven by the mutual funds business where fees declined $23.8 million where

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

distribution and advisory fees declined due to a shift in the product mix. The decline in fee rates was primarily due to a decrease in contingent deferred sales charges on a decline in open-end mutual fund class B share redemptions. Rule 12b-1 fee revenue also declined due to lower eligible assets under management. Average mutual fund assets under management were $27,159.7 million, an increase of $356.4 million, or 1.3% from the prior year. Partially offsetting the decline in the mutual funds business management fees was growth in the institutional investment advisory business of $7.0 million driven by success with the new vertical integration strategy in the Hancock Natural Resource Group.

      Other revenue increased 12.3%, or $29.8 million, from the prior year. The increase in other revenue is due to Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a co-operative association on that date. The revenues and expenses of Signature Fruit are included in the Company's income statement in other revenue and other operating costs and expenses, respectively, in the Corporate and Other Segment. Signature Fruit generated revenue of $254.5 million in 2003, an increase of $18.6 million from the prior year. Also included in other revenue is the fee revenue generated in the Federal long-term care insurance business, its primary operating revenue. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees. Federal long-term care insurance fee revenue increased $7.2 million from the prior year, its start-up year.

      Benefits to policyholders increased 7.0%, or $318.7 million, from the prior year. The increase in benefits to policyholders was driven by an increase in the Protection Segment of 3.6%, or $80.9 million, from the prior year. In the Protection Segment long-term care insurance benefits to policyholders increased 26.6%, or $189.1 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. In addition, in the Protection Segment the non-traditional life insurance business experienced increased benefits to policyholders of 9.4%, or $27.4 million, primarily due to an increase in interest credited on higher current year account balances, partially offset by a $17.9 million decrease in reserves for lower reserves on term conversions and a decrease in death claims, net of reserves released. Partially offsetting these increases in benefits to policyholders was a decrease of $127.1 million in the group life insurance business partially offset by growth in the International Group Program of $111.9 million. In addition, benefits to policyholders in the G&SFP Segment increased 5.6%, or $84.7 million, on higher sales of single premium annuities, partially offset by lower interest credited on account balances. Interest credited decreased 6.1%, or $65.5 million, from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $11 billion of liabilities with floating rates and new business added at current market rates. The average crediting rate fell to 4.31% from 4.94% in the prior year.

      Other operating costs and expenses increased $118.0 million from the prior year, driven by an increase in net periodic pension costs of $32.0 million, deficiency interest of $22.4 million, $12.3 million in compensation costs, $3.3 million in pension curtailment losses and administrative service contracts of $4.6 million. In addition, Signature Fruit operating expenses increased $16.5 million. Signature Fruit other operating costs and expenses were $257.8 million in 2003 and $241.3 million in the prior year. G&SFP Segment other operating costs and expenses increased $21.1 million on higher advertising, compensation and commission costs. Wealth Management Segment other operating costs and expenses increased $23.0 million driven by business growth.

      Amortization of deferred policy acquisition costs increased 1.6%, or $5.3 million, from the prior year. The decrease in amortization of deferred policy acquisition costs was primarily due to the $64.0 million Q3 2002 Unlocking of the Company's deferred policy acquisition costs (DAC) asset, which increased amortization of the DAC asset in 2002. The Q3 2002 Unlocking of the DAC asset occurred based on changes in the future investment return assumptions and our lowering of the long-term growth rate assumption from 9% to 8%, gross of fees (which are approximately 1% to 2%). In addition, we lowered the average rates for the next five years from the mid-teens to 13%, gross of fees. The Q3 2002 Unlocking impacted the Wealth Management and Protection Segments. See Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements and Critical Accounting Policies in the MD&A to the Company's 2003 Form 10-K for further discussion. The decrease in amortization of DAC due to Q3 2002 Unlocking of the DAC asset was partially offset by a $26.0 million increase in amortization in the Protection Segment for growth in the long-term care insurance business and adjusting gross profit margins for term conversions in the non-traditional life insurance business.

      Dividends to policyholders decreased 3.6%, or $30.9 million from the prior year. The decrease in dividends to policyholders was driven by the Protection Segment, which decreased 2.4%, or $12.4 million. This decrease was due to the full year impact of lowering of the dividend scale on traditional life insurance products in the prior year. Partially offsetting the decrease in the dividend scale was growth in the traditional life insurance products average reserves, which increased approximately 3.3% from the prior period. The decrease in dividends in the traditional life insurance business was partially offset by a return of a claim stabilization reserve to a single customer in the group life insurance business during the year. Due to the return of the claim stabilization reserve dividends to policyholders increased $29.2 million in the group life insurance business in 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Income taxes were $316.7 million in 2003, compared to $90.6 million for 2002. Our effective tax rate was 27.4% in 2003, compared to 17.0% in 2002. The higher effective tax rate was primarily due to increased pre-tax income driven by improved net realized investment and other gains/losses, partially offset by increased affordable housing tax credits.

      Income from discontinued operations of $133.5 million and $58.4 million for the years ended December 31, 2003 and 2002, respectively, consist of the net income of the Canada Segment transferred to an affiliated entity for no gain or loss on December 29, 2004, see Note 2 - Summary of Significant Accounting Policy for further discussion. Canada Segment's net income consists primarily of the results of Maritime Life, formerly the Company's principal operating subsidiary in Canada.

      Cumulative effect of accounting change, net of tax, was $166.2 million for the year ended December 31, 2003, no cumulative effect of accounting change was recorded in 2002. In 2003 the cumulative effect of accounting change related to the adoption of DIG B36 as of October 1, 2003; refer to Note 2 - Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements of this Form 10-K.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Overall Composition of the General Account

      Invested assets, excluding separate accounts totaled $67.7 billion and $76.2 billion as of December 31, 2004 and December 31, 2003, respectively. Prior year's invested assets included $8.1 billion of invested assets for Maritime Life. On December 29, 2004, the remaining operations, assets, and liabilities of the Maritime Life Assurance Company (Maritime Life), which was formerly reported as the Company's Canada Segment, were transferred to The Manufacturers Life Insurance Company (MLI), Manulife's primary Canadian insurance subsidiary (See
Note 2 - Summary of Significant Accounting Policies to the Consolidated Financial Statements). On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market, which became the new cost basis of those assets, in accordance with purchase accounting guidelines. Also, the January 1, 2004 adoption of the new accounting pronouncement SOP 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts, increased fixed maturity securities by $0.9 billion as of December 31, 2004. The following table shows the composition of investments in the general account portfolio.

                                                                  As of December 31,
                                                         2004                          2003
                                            --------------------------------------------------------------
                                                Carrying         % of          Carrying         % of
                                                  Value          Total          Value           Total
                                            --------------------------------------------------------------
                                              (in millions)                 (in millions)
Fixed maturity securities (1) ...........       $48,491.0          71.6%       $53,427.8          70.1%
Mortgage loans (2) ......................        11,816.2          17.5         12,936.0          17.0
Real estate .............................           277.2           0.4            195.0           0.3
Policy loans (3) ........................         2,012.0           3.0          2,117.9           2.8
Equity securities .......................           334.7           0.5          1,243.5           1.6
Other invested assets ...................         3,381.6           5.0          3,011.3           4.0
Short-term investments ..................             3.0           0.0            121.6           0.2
Cash and cash equivalents (4) ...........         1,396.9           2.0          3,121.6           4.0
                                            --------------------------------------------------------------
       Total invested assets ............       $67,712.6         100.0%       $76,174.7         100.0%
                                            ==============================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $902.4 million and $606.3 million as of December 31, 2004 and December 31, 2003, respectively. The total fair value of the fixed maturity security portfolio was $48,491.0 million and $53,452.2 million, at December 31, 2004 and December 31, 2003 respectively.
(2) The fair value for the mortgage loan portfolio was $11,896.7 million and $13,979.5 million as of December 31, 2004 and December 31, 2003, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of December 31, 2004, fixed maturity securities represented 71.6% of general account invested assets with a carrying value of $48.5 billion, comprised of 53.7% public securities and 46.3% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, less than 10% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 8% of invested assets and the majority of that balance in the BB category. As of December 31, 2004, the below investment grade bonds were 7.0% of invested assets, and 10.0% of total rated fixed maturities. Rated fixed maturity securities exclude redeemable preferred stock. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

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

      The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                                  As of December 31,            As of December 31,
                                                         2004                          2003
                                             -------------------------------------------------------------
SVO                  S&P Equivalent              Carrying        % of        Carrying          % of
Rating (1)          Designation (2)           Value (3)(4)(5)    Total    Value (3)(4)(5)      Total
----------------------------------------------------------------------------------------------------------
                                             (in millions)                 (in millions)
    1        AAA/AA/A.......................      $21,325.2       44.8%         $24,132.3        45.7%
    2        BBB............................       21,526.2       45.2           22,503.1        42.6
    3        BB.............................        2,557.7        5.4            2,999.3         5.7
    4        B..............................        1,426.0        3.0            1,922.4         3.6
    5        CCC and lower..................          526.4        1.1              853.5         1.6
    6        In or near default.............          227.1        0.5              410.9         0.8
                                             -------------------------------------------------------------
                  Subtotal..................       47,588.6      100.0%          52,821.5       100.0%
             Redeemable preferred stock.....          902.4                         606.3
                                             -------------------------------------------------------------
                 Total fixed maturities.....      $48,491.0                     $53,427.8
                                             =============================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Includes 61 securities that are awaiting an SVO rating, with a carrying value of $881.0 million as of December 31, 2004 and 175 securities that are awaiting an SVO rating, with a carrying value of $4,066.9 million at December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.

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

(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996 which was terminated during 2004. In 2003, to reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2 and $54.1 million of SVO Rating 3 as of December 31, 2003. The guaranty also contained a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of December 31, 2003, the maximum amount that could be recovered under this provision was $112.8 million.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the rated fixed maturity investments are investment grade, with 90.0% and 88.3% of rated fixed maturity investments invested in Category 1 and 2 securities as of December 31, 2004 and December 31, 2003, respectively. Below investment grade bonds were 10.0% and 11.7% of fixed maturity investments rated by the SVO and 7.0% and 8.1% of total invested assets at December 31, 2004 and December 31, 2003, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread, which is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs that negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every quarter, there is a comprehensive review of all impaired securities and problem loans by Manulife's Credit Committee, a group consisting of Manulife's Chief Investment Officer, Chief Financial Officer, Chief Risk Officer and Chief Credit Officer. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of December 31, 2004 and December 31, 2003, 54.0% and 48.5% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $227.1 million and $410.9 million as of December 31, 2004 and December 31, 2003, respectively. As of December 31, 2004 and December 31, 2003, $0.5 million and $4.1 million, of interest on bonds near default were included in accrued investment income, respectively. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of December 31, 2004 and December 31, 2003 was limited to approximately 27.3% and 23.3% of our total MBS/ABS portfolio and 5.6% and 3.5% of our total fixed maturity securities holdings, respectively.

      The following exhibits show a distribution of gross unrealized gains and losses in the portfolio. As a result of Manulife's acquisition of the Company, the Company's portfolio was marked to market through purchase accounting on April 28, 2004. The gross unrealized loss position of the portfolio is fairly evenly distributed across the portfolio. The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                              Investment Grade As of December 31, 2004
                                       ----------------------------------------------------------------------------------------
                                                                 Carrying Value of             Carrying Value of
                                           Total         Net     Securities with      Gross    Securities with        Gross
                                         Carrying    Unrealized  Gross Unrealized  Unrealized  Gross Unrealized    Unrealized
                                           Value     Gain (Loss)      Gains           Gains         Losses           Losses
                                       ----------------------------------------------------------------------------------------
                                                                         (in millions)
Corporate securities:
     Banking and finance .............  $   6,089.9   $  84.3      $  4,493.8        $  97.0       $ 1,596.1         $ (12.7)
     Communications ..................      2,686.6      38.4         2,226.9           43.6           459.7            (5.2)
     Government ......................      2,803.7      45.9         2,111.8           47.8           691.9            (1.9)
     Manufacturing ...................      5,818.6     104.3         4,712.6          117.1         1,106.0           (12.8)
     Oil & gas .......................      3,760.2      90.3         3,317.8           93.8           442.4            (3.5)
     Services/trade ..................      2,578.0      25.2         1,979.4           30.3           598.6            (5.1)
     Transportation ..................      2,044.8      27.0         1,739.2           29.5           305.6            (2.5)
     Utilities .......................      7,312.5     149.6         6,247.7          155.0         1,064.8            (5.4)
     Other ...........................          2.0       0.0             1.5            0.0             0.5            (0.0)
                                       ------------------------------------------------------------------------------------------
   Total corporate securities ........     33,096.3     565.0        26,830.7          614.1         6,265.6           (49.1)

Asset-backed and mortgage-backed
    securities .......................      9,717.1      73.7         6,557.7          120.3         3,159.4           (46.6)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................        345.0       1.1           233.8            1.6           111.2            (0.5)
Debt securities issued by foreign
    governments ......................        168.4      10.4           158.2           10.5            10.2            (0.1)
Obligations of states and political
    Subdivisions .....................        290.1      (0.8)           46.1            0.9           244.0            (1.7)
                                       ------------------------------------------------------------------------------------------
     Total ...........................  $  43,616.9   $ 649.4      $ 33,826.5        $ 747.4       $ 9,790.4         $ (98.0)
                                       ==========================================================================================

  Fixed Maturity Securities -- By Industry Classification/Sector - (continued)

                                                           Below Investment Grade As of December 31, 2004
                                       ----------------------------------------------------------------------------------------
                                                                 Carrying Value of             Carrying Value of
                                           Total         Net     Securities with      Gross    Securities with        Gross
                                         Carrying    Unrealized  Gross Unrealized  Unrealized  Gross Unrealized    Unrealized
                                           Value     Gain (Loss)      Gains           Gains         Losses           Losses
                                       ----------------------------------------------------------------------------------------
                                                                         (in millions)
Corporate securities:
     Banking and finance ...........   $   77.0      $  (0.6)       $   18.4         $   0.5       $   58.6      $  (1.1)
     Communications ................      149.9          8.8           102.6             9.2           47.3         (0.4)
     Government ....................       16.1          0.1             6.6             0.1            9.5         (0.0)
     Manufacturing .................    1,191.9         53.8           736.0            57.6          455.9         (3.8)
     Oil & gas .....................      478.3         22.2           436.3            22.8           42.0         (0.6)
     Services/trade ................      222.3          5.8           182.4             6.1           39.9         (0.3)
     Transportation ................      474.6         14.4           370.6            17.8          104.0         (3.4)
     Utilities .....................    1,904.5         66.1         1,519.7            71.5          384.8         (5.4)
     Other .........................        0.0          0.0             0.0             0.0            0.0          0.0
                                       ---------------------------------------------------------------------------------------
   Total corporate securities ......    4,514.6        170.6         3,372.6           185.6        1,142.0        (15.0)

Asset-backed and mortgage-backed
   securities ......................      342.1          7.9           286.6            10.9           55.5         (3.0)
Debt securities issued by foreign
   governments .....................       17.4          1.1            17.3             1.1            0.1           --
                                       ---------------------------------------------------------------------------------------
     Total .........................   $4,874.1      $ 179.6        $3,676.5         $ 197.6       $1,197.6      $ (18.0)
                                       =======================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                              Investment Grade as of December 31, 2003
                                       ----------------------------------------------------------------------------------------
                                                                 Carrying Value of             Carrying Value of
                                           Total         Net     Securities with      Gross    Securities with        Gross
                                         Carrying    Unrealized  Gross Unrealized  Unrealized  Gross Unrealized    Unrealized
                                           Value     Gain (Loss)      Gains          Gains         Losses           Losses
                                       ----------------------------------------------------------------------------------------
                                                                            (in millions)
Corporate securities:
     Banking and finance .............   $  6,949.0   $   393.6    $  6,083.4     $   406.6      $   865.6      $  (13.0)
     Communications ..................      2,917.7       236.8       2,504.3         245.9          413.4          (9.1)
     Government ......................      3,180.5       133.6       2,134.8         140.9        1,045.7          (7.3)
     Manufacturing ...................      6,405.7       394.6       5,382.6         426.1        1,023.1         (31.5)
     Oil & gas .......................      3,975.1       349.4       3,804.6         355.0          170.5          (5.6)
     Services/trade ..................      2,511.4       186.1       2,352.3         190.7          159.1          (4.6)
     Transportation ..................      2,457.1       118.8       1,899.3         153.3          557.8         (34.5)
     Utilities .......................      7,733.4       577.9       6,939.4         603.2          794.0         (25.3)
     Other ...........................        217.1        17.7         197.3          18.0           19.8          (0.3)
                                       ---------------------------------------------------------------------------------------
   Total corporate securities ........     36,347.0     2,408.5      31,298.0       2,539.7        5,049.0        (131.2)

Asset-backed and mortgage-backed
    securities .......................      7,746.9       231.4       5,868.0         312.8        1,878.9         (81.4)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................        300.4         3.4         120.9           4.9          179.5          (1.5)
Debt securities issued by foreign
    governments (1) ..................      2,183.8       240.6       2,049.2         242.8          134.6          (2.2)
Obligations of states and political
   Subdivisions ......................        446.0        16.5         349.6          17.8           96.4          (1.3)
                                       ---------------------------------------------------------------------------------------
     Total ...........................   $ 47,024.1   $ 2,900.4    $ 39,685.7     $ 3,118.0      $ 7,338.4      $ (217.6)
                                       =======================================================================================

(1) Includes $1,905.2 million in debt securities held by our Canadian insurance subsidiary and issued and fully supported by the Canadian federal, provincial or municipal governments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                            Below Investment Grade as of December 31, 2003
                                       ----------------------------------------------------------------------------------------
                                                                 Carrying Value of             Carrying Value of
                                           Total         Net     Securities with      Gross    Securities with        Gross
                                         Carrying    Unrealized  Gross Unrealized  Unrealized  Gross Unrealized    Unrealized
                                           Value     Gain (Loss)      Gains           Gains         Losses           Losses
                                       ----------------------------------------------------------------------------------------
                                                                            (in millions)
Corporate securities:
     Banking and finance ...........   $    113.4   $  (3.6)     $    84.3        $   2.7       $    29.1      $   (6.3)
     Communications ................        209.3       8.4          110.9           17.7            98.4          (9.3)
     Government ....................         11.0      (0.4)           1.5            0.2             9.5          (0.6)
     Manufacturing .................      1,433.7      62.7        1,008.0           94.0           425.7         (31.3)
     Oil & gas .....................        674.8     (31.5)         415.3           21.5           259.5         (53.0)
     Services/trade ................        438.7      45.9          331.8           51.4           106.9          (5.5)
     Transportation ................        508.6     (14.3)         183.3           30.0           325.3         (44.3)
     Utilities .....................      2,615.7     107.2        1,846.0          154.4           769.7         (47.2)
     Other .........................          4.4       0.4            4.4            0.4              --            --
                                       ------------------------------------------------------------------------------------
   Total corporate securities ......      6,009.6     174.8        3,985.5          372.3         2,024.1        (197.5)

Asset-backed and mortgage-
    backed securities ..............        381.1     (61.2)          47.7            2.3           333.4         (63.5)
Debt securities issued by foreign
    governments ....................         13.0       0.6            8.9            0.7             4.1          (0.1)
                                       ------------------------------------------------------------------------------------
     Total .........................   $  6,403.7   $ 114.2      $ 4,042.1        $ 375.3       $ 2,361.6      $ (261.1)
                                       ====================================================================================

      As of December 31, 2004 and December 31, 2003, there were gross unrealized gains of $945.0 million and $3,493.3 million, and gross unrealized losses of $116.0 million and $478.7 million on the fixed maturities portfolio. As of December 31, 2004 gross unrealized losses of $116.0 million included $90.8 million or 78.3% was concentrated in asset-backed/mortgage-backed securities, manufacturing, bank & finance and utilities securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $116.0 million of gross unrealized losses in the portfolio at December 31, 2004, $12.3 million was in the closed block and $6.7 million has been allocated to participating pension contractholders, leaving $97.0 million of gross unrealized losses after such allocations. The 2003 gross unrealized losses of $478.7 million included $417.6 million, or 87.2%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $478.7 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million was in the closed block and $20.2 million was allocated to participating pension contractholders, leaving $396.7 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $261.1 million at December 31, 2003 to $18.0 million at December 31, 2004 primarily due to the marking to market of the portfolio at April 28, 2004. The gross unrealized loss on December 31, 2004 was largely due to interest rate changes since April 28, 2004 and is fairly evenly distributed across the portfolio.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) decreased by $109.8 million in the year ended December 31, 2004 to $97.3 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3, 4, 5 and 6 by the SVO) declined over this period, dropping by $244.4 million to a total of $16.1 million as of December 31, 2004 which was driven by the mark to market and subsequent increase in interest rates.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                     As of December 31, 2004
                                                  --------------------------------------------------------------
                                                    Carrying Value of
                                                      Securities
                                                       with Gross
   SVO                 S&P Equivalent                  Unrealized       % of    Gross Unrealized     % of
Rating (1)            Designation (2)                  Losses (3)      Total       Losses (3)        Total
----------------------------------------------------------------------------------------------------------------
                                                     (in millions)                 (in millions)
    1          AAA/AA/A.......................           $ 5,957.2        56.2%       $ (64.5)         56.8%
    2          BBB............................             3,561.0        33.6          (32.8)         29.0
    3          BB.............................               721.7         6.8           (9.5)          8.4
    4          B..............................               302.8         2.8           (4.1)          3.7
    5          CCC and lower..................                42.2         0.4           (1.2)          1.0
    6          In or near default.............                23.1         0.2           (1.3)          1.1
                                                  --------------------------------------------------------------
                    Subtotal..................            10,608.0       100.0%        (113.4)        100.0%
               Redeemable preferred stock.....               380.0                       (2.6)
                                                  --------------------------------------------------------------
                    Total.....................           $10,988.0                    $(116.0)
                                                  ==============================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 20 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $213.6 million and unrealized losses of $2.9 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 2.0% and 2.5% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                    As of December 31, 2003
                                                  --------------------------------------------------------------
                                                    Carrying Value of
                                                      Securities
                                                       with Gross
   SVO                 S&P Equivalent                  Unrealized       % of    Gross Unrealized     % of
Rating (1)            Designation (2)                  Losses (3)      Total       Losses (3)        Total
----------------------------------------------------------------------------------------------------------------
                                                      (in millions)              (in millions)
   1         AAA/AA/A..........................        $  4,860.6       51.3%      $ (99.2)           21.2%
   2         BBB...............................           2,247.6       23.7        (107.9)           23.1
   3         BB................................             673.2        7.1         (74.2)           15.9
   4         B.................................           1,069.7       11.3         (90.6)           19.4
   5         CCC and lower.....................             465.0        4.9         (84.8)           18.1
   6         In or near default................             151.3        1.7         (10.9)            2.3
                                                 --------------------------------------------------------------
                     Subtotal..................           9,467.4      100.0%       (467.6)          100.0%
             Redeemable preferred stock........             232.6                    (11.1)
                                                 --------------------------------------------------------------
                    Total......................        $  9,700.0                  $(478.7)
                                                 ==============================================================

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

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                           As of December 31, 2004
                                             --------------------------------------------------------------------------------------
                                                         Investment Grade                       Below Investment Grade
                                             ------------------------------------------  ------------------------------------------
                                               Carrying                                     Carrying
                                               Value of                                     Value of
                                              Securities                                   Securities
                                              with Gross                                   with Gross
                                              Unrealized       Hedging        Market       Unrealized    Hedging          Market
                                                Losses       Adjustments   Depreciation      Losses    Adjustments     Depreciation
                                             ------------------------------------------  ------------------------------------------
                                                            (in millions)                             (in millions)
Three months or less .......................   $  4,181.7   $      3.5    $    (33.8)     $    351.7     $     (0.8)   $     (1.9)
Greater than three months to six months ....        727.6         (1.5)        (16.7)          126.7           (0.5)         (0.9)
Greater than six months to nine months .....      4,608.9          0.7         (49.5)          611.4           (1.7)        (10.3)
Greater than nine months to twelve months ..           --           --            --              --             --            --
Greater than twelve months .................           --           --            --              --             --            --
                                             ------------------------------------------  ------------------------------------------
     Subtotal ..............................      9,518.2          2.7        (100.0)        1,089.8           (3.0)        (13.1)
Redeemable preferred stock .................        272.2          0.0          (0.7)          107.8            0.0          (1.9)
                                             ------------------------------------------  ------------------------------------------
     Total .................................   $  9,790.4   $      2.7    $   (100.7)     $  1,197.6     $     (3.0)   $    (15.0)
                                             ==========================================  ==========================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                             As of December 31, 2003
                                               ------------------------------------------------------------------------------------
                                                           Investment Grade                       Below Investment Grade
                                               -----------------------------------------  -----------------------------------------
                                               Carrying                                     Carrying
                                               Value of                                     Value of
                                              Securities                                   Securities
                                              with Gross                                   with Gross
                                              Unrealized       Hedging        Market       Unrealized    Hedging          Market
                                                Losses       Adjustments   Depreciation      Losses    Adjustments     Depreciation
                                             -------------------------------------------  -----------------------------------------
                                                            (in millions)                             (in millions)
Three months or less .......................   $2,006.9     $  (12.3)       $  (19.2)       $  248.4   $   (3.8)       $   (7.5)
Greater than three months to six months ....    1,422.8         (5.6)          (28.3)          123.2       (1.8)           (1.1)
Greater than six months to nine months .....      947.3         (1.0)          (33.2)          125.2       (2.5)          (10.9)
Greater than nine months to twelve months ..      208.3        (14.0)           (7.8)          196.2       (1.2)           (2.8)
Greater than twelve months .................    2,522.9        (43.7)          (42.0)        1,666.2      (61.7)         (167.2)
                                             -------------------------------------------  -----------------------------------------
         Subtotal ..........................    7,108.2        (76.6)         (130.5)        2,359.2      (71.0)         (189.5)
Redeemable preferred stock .................      230.2         (0.1)          (10.4)            2.4         --            (0.6)
                                             -------------------------------------------  -----------------------------------------
        Total ..............................   $7,338.4     $  (76.7)       $ (140.9)       $2,361.6   $  (71.0)       $ (190.1)
                                             ===========================================  =========================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at December 31, 2004 and December 31, 2003 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of December 31, 2004 and December 31, 2003, respectively, the fixed maturity securities had a total gross unrealized loss of $115.7 million and $331.0 million, excluding basis adjustments related to hedging relationships. As of December 31, 2004, the aging of securities reflects the mark to market on April 28, 2004. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

      The scheduled maturity dates for securities in an unrealized loss position at December 31, 2004 and December 31, 2003 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                 December 31, 2004             December 31, 2003
                                                             ---------------------------  ----------------------------
                                                                Carrying                     Carrying
                                                                 Value                        Value
                                                             of Securities                of Securities
                                                               with Gross     Gross         with Gross      Gross
                                                               Unrealized   Unrealized      Unrealized   Unrealized
                                                                  Loss         Loss            Loss         Loss
                                                             ---------------------------  ----------------------------
                                                                     (in millions)                 (in millions)

Due in one year or less...................................      $ 1,183.2     $   (4.8)         $  403.3    $ (11.8)
Due after one year through five years.....................        3,713.3        (25.1)          1,538.5      (75.5)
Due after five years through ten years....................        1,426.3        (17.0)          2,042.9     (105.0)
Due after ten years.......................................        1,450.3        (19.5)          3,503.0     (141.5)
                                                             ---------------------------  ----------------------------
                                                                  7,773.1        (66.4)          7,487.7     (333.8)
Asset-backed and mortgage-backed securities...............        3,214.9        (49.6)          2,212.3     (144.9)
                                                             ---------------------------  ----------------------------
     Total................................................      $10,988.0     $ (116.0)         $9,700.0    $(478.7)
                                                             ===========================  ============================

      Mortgage Loans. As of December 31, 2004 and December 31, 2003, the Company held mortgage loans with a carrying value of $11.8 billion and $12.9 billion, including $2.9 billion and $3.0 billion respectively, of agricultural loans and $8.9 billion and $9.9 billion, respectively, of commercial loans. Impaired loans

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

comprised 1.4% and 1.0% of the mortgage portfolio as of December 31, 2004 and December 31, 2003, respectively. The Company's average historical impaired loan percentage during the period from 1999 through 2004 is 1.0%.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                  As of December 31, 2004                    As of December 31, 2003
                         ------------------------------------------- -----------------------------------------
                           Amortized     Carrying        % of          Amortized    Carrying        % of
                              Cost         Value         Total            Cost        Value        Total
                         ------------------------------------------- -----------------------------------------
                                (in millions)                              (in millions)
Agri-business...........    $1,826.3     $1,798.1        61.5%         $1,864.4     $1,864.0        61.5%

Timber..................     1,112.1      1,112.1        38.0           1,174.6      1,146.5        37.8
Production agriculture..       $13.5        $13.5         0.5              19.0         19.0         0.7
                         ------------------------------------------- -----------------------------------------
    Total...............    $2,951.9     $2,923.7       100.0%         $3,058.0     $3,029.5       100.0%
                         =========================================== =========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                        Mortgage Loans - By Property Type

                                          As of December 31, 2004        As of December 31, 2003
                                      ---------------------------------------------------------------
                                         Carrying          % of         Carrying          % of
                                           Value           Total          Value           Total
                                      ---------------------------------------------------------------
                                       (in millions)                  (in millions)
Apartment..........................       $ 1,645.9         13.9%         $ 2,365.1         18.3%
Office Buildings...................         2,402.0         20.3            2,711.5         21.0
Retail.............................         2,680.1         22.7            2,329.6         18.0
Agricultural.......................         2,923.8         24.8            3,029.4         23.4
Industrial.........................         1,008.2          8.5            1,180.4          9.1
Hotels.............................           437.6          3.7              473.2          3.7
Multi-Family.......................             0.7          0.0               27.2          0.2
Mixed Use..........................           438.3          3.7              284.9          2.2
Other..............................           279.6          2.4              534.7          4.1
                                      ---------------------------------------------------------------
     Total.........................       $11,816.2        100.0%         $12,936.0        100.0%
                                      ===============================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                                     As of December 31, 2004              As of December 31, 2003
                           ---------------------------------------------------------------------------
                              Number      Carrying          % of          Carrying         % of
                             Of Loans       Value          Total           Value           Total
                           ---------------------------------------------------------------------------
                                        (in millions)                  (in millions)
East North Central.......        142      $ 1,229.6          10.4%        $ 1,118.4           8.6%
East South Central.......         40          473.7           4.0             412.2           3.2
Middle Atlantic..........        119        1,690.1          14.2           1,449.5          11.2
Mountain.................         96          752.1           6.4             511.3           4.0
New England..............         94          932.5           7.9             869.6           6.7
Pacific..................        273        2,538.8          21.5           2,378.2          18.4
South Atlantic...........        208        2,538.2          21.5           2,378.3          18.4
West North Central.......         68          408.4           3.5             434.5           3.4
West South Central.......        118          976.5           8.3           1,024.1           7.9
Canada/Other.............         11          276.3           2.3           2,359.9          18.2
                           ---------------------------------------------------------------------------
     Total...............      1,169      $11,816.2         100.0%        $12,936.0         100.0%
                           ===========================================================================

      The following table shows the carrying values of our mortgage loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed. The table also shows the respective ratios of these items to the total carrying value of our mortgage loan

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

                            Mortgage Loan Comparisons

                                                  As of December 31, 2004               As of December 31, 2003
                                                 Carrying         % of Total          Carrying         % of Total
                                                  Value       Mortgage Loans (1)        Value      Mortgage Loans (1)
                                                --------------------------------  ------------------------------------
                                                       (in millions)                         (in millions)
Delinquent, not in foreclosure ..............   $  0.5               --                $  2.6              --
Delinquent, in foreclosure ..................      1.4               --                  92.7             0.7%
Restructured ................................    107.3              0.9%                 87.8             0.7
Loans foreclosed during period ..............     58.5              0.5                  23.9             0.2
 All other loans with valuation  allowance ..     25.8              0.2                   8.4             0.1
                                                ------------------------               --------------------------

   Total ....................................   $193.5              1.6%               $215.4             1.7%
                                                ------------------------               --------------------------

Valuation allowance .........................   $ 45.3                                 $ 66.2
                                                ======                                 ======

(1) As of December 31, 2004 and December 31, 2003 the Company held mortgage loans with a carrying value of $11.8 billion and $12.9 billion, respectively.

      The valuation allowance is maintained at a level that management believes is adequate to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $45.3 million, or 0.4% of the carrying value of the portfolio as of December 31, 2004. The decrease in the valuation allowance from December 31, 2003 was driven by the purchase accounting mark to market on April 28, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                              For the Years ended December 31,
                                            ------------------------------------------------------------------
                                                   2004                2003 (2)              2002 (2)
                                            Yield      Amount     Yield      Amount      Yield      Amount
                                            ------------------------------------------------------------------
                                                   (in millions)         (in millions)           (in millions)
General account assets-excluding policy
   loans
   Gross income..........................     5.33%   $  3,513.0    6.24%   $  3,914.8     6.70%   $  3,733.7
   Ending invested assets-excluding
   policy loans..........................             $ 65,700.6            $ 74,056.8             $ 65,030.9
Policy loans
   Gross income..........................     5.81%   $    117.5    6.11%   $    124.0     6.09%   $    120.7
   Ending assets.........................                2,012.0               2,117.9                2,097.2
                                                    -------------         -------------          -------------
   Total gross income....................     5.35%      3,630.5    6.24%      4,038.8     6.68%      3,854.4
   Less: investment expenses.............                 (157.3)               (189.5)                (226.1)
                                                    -------------         -------------          -------------
     Net investment income...............     5.12%   $  3,473.2    5.95%   $  3,849.3     6.29%   $  3,628.3
                                                    =============         =============          =============

      (1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.
      (2) 2003 and 2002 invested assets include $5.6 billion and $8.1 billion respectively of assets for Maritime Life. These assets have been excluded from the yield calculations due to Maritime Life becoming a discontinued operation in December 2004.

Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

      Net investment income decreased $376.1 million from comparable prior year period. The yield for the twelve months ended December 31, 2004, net of investment expenses, on the general account portfolio decreased to 5.12% from 5.95% for the prior year. Yield for the period subsequent to the merger with Manulife, April 29, 2004 through December 31, 2004, was 4.78%. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 71 basis points for 2004 compared to 2003.

      o As of December 31, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to a $13 billion level of exposure as of December 31, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2004, approximately 86% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 14% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was a reduction of 43 basis points for 2004 compared to 56 basis points for 2003.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the twelve month period ended December 31, 2004, this dilutive effect was 8 basis points, compared to 8 basis points in the prior year. However, adjusting for taxes, these investments increased the Company's net income by $2.0 million in 2004 compared to 2003.

      o The inflow of new cash for the twelve month period ending December 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets were rolling over into new investments at rates below the portfolio rate. In 2004, weighted-average invested assets grew $3,139.5 million (adjusted for Maritime), or 4.8%, from the prior year. These two factors account for the majority of the remaining decline in portfolio rate.

      o Investment expenses and taxes were reduced $32.2 million in the twelve month period ended December 31, 2004 compared to the prior year. Included are reductions in state income tax, real estate expenses, and miscellaneous expenses.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

Net investment income increased $221.0 million from the prior year. The increase was primarily the result of asset growth and lower investment expenses. Overall, the 2003 yield, net of investment expenses, on the general account portfolio decreased to 5.95% from 6.29% in the prior year. The lower portfolio yield was driven primarily by the drop in short-term interest rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. In summary, the change in yields was driven by the following factors:

      o As of December 31, 2003, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to $12 billion of exposure as of December 31, 2002. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2003, approximately 87% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 13% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 11 basis points in 2003 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2003, this dilutive effect was 8 basis points, compared to 11 basis points in 2002. However, adjusting for taxes, these investments increased the Company's net income by $7.6 million in 2003 relative to 2002.

      o The inflow of new cash for the twelve-month period ending December 31, 2003 was invested at rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2002. In 2003, weighted-average invested assets grew $7,008.9 million, or 12.1%, from the prior year. These two factors account for the majority of the remaining decline in portfolio rate.

      o Investment expenses were reduced $36.6 million in the twelve month period ended December 31, 2003 compared to the prior year. Included are reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's home office real estate.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Net Realized Investment and Other Gain/(Loss). The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

For the year ended December 31, 2004                      Gross Gain       Gross Loss       Hedging    Net Realized Investment
                                           Impairment   on Disposal (1)  on Disposal (2)  Adjustments   and Other Gain/(Loss)
                                          -------------------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities ................  $(179.5)       $298.0           $(64.7)         $(73.2)           $(19.4)
Equity securities ........................     (6.1)        107.4             (6.5)             --              94.8
Mortgage loans on real estate ............    (65.7)         30.2            (10.6)          (17.6)            (63.7)
Real estate ..............................       --          83.1             (2.5)             --              80.6
Other invested assets ....................    (78.1)         50.3            (12.8)             --             (40.6)
Derivatives ..............................       --            --               --            40.6              40.6
                                            -----------------------------------------------------------------------------------
               Subtotal ..................  $(329.4)       $569.0           $(97.1)         $(50.2)           $ 92.3
                                            ===================================================================================

          Amortization adjustment for deferred policy acquisition costs .....................                   24.0
          Amounts credited to participating pension contractholders .........................                   (2.7)
          Amounts credited to the policyholder dividend obligation ..........................                  (25.9)
                                                                                                              -----------------
               Total ........................................................................                 $ 87.7
                                                                                                              =================

(1) Fixed maturities gain on disposals includes $42.5 million of gains from previously impaired securities.
(2) Fixed maturities loss on disposals includes $7.0 million of credit related losses.

For the year ended December 31, 2003                     Gross Gain       Gross Loss       Hedging    Net Realized Investment
                                          Impairment   on Disposal (1)  on Disposal (2)  Adjustments   and Other Gain/(Loss)
                                          -----------------------------------------------------------------------------------
                                                                        (in millions)
Fixed maturity securities ................  $(517.3)       $469.0          $ (95.6)      $(246.9)            $(390.8)
Equity securities ........................    (27.8)        102.8             (3.7)           --                71.3
Mortgage loans on real estate ............       --          75.9            (41.0)        (63.7)              (28.8)
Real estate ..............................       --         251.8            (17.0)           --               234.8
Other invested assets ....................    (29.8)         22.7            (29.1)           --               (36.2)
Derivatives ..............................       --            --               --         118.2               118.2
                                          -----------------------------------------------------------------------------------
               Subtotal ..................  $(574.9)       $922.2          $(186.4)      $(192.4)            $ (31.5)
                                          ===================================================================================

          Amortization adjustment for deferred policy acquisition costs ......................                  (6.4)
          Amounts credited to participating pension contractholders ..........................                   3.2
          Amounts credited to the policyholder dividend obligation ...........................                  58.5
                                                                                                             ----------------
               Total .........................................................................               $  23.8
                                                                                                             ================

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

      For the year ended December 31, 2004 the Company realized net realized investment and other gains and losses of $87.7 million compared to a gain of $23.8 million for the year ended December 31, 2003. For the year ended December 31, 2004 gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $426.5 million, excluding hedging adjustments, compared to $761.3 million in prior year. The Company recorded total impairments of $210.2 million for the period subsequent to the merger with Manulife, April 29, 2004 through December 31, 2004, and $119.2 million for the period prior to the merger with Manulife, from January 1, 2004 through April 28, 2004, compared to $574.9 million for the prior year.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      For the year ended December 31, 2004, realized gains on disposal of fixed maturities, excluding hedging adjustments, were $298.0 million. These gains resulted from managing the portfolios for tax optimization and ongoing portfolio positioning, as well as $104.8 million of prepayments. There were $42.5 million of recoveries on sales of previously impaired securities for the year ended December 31, 2004.

      For the year ended December 31, 2004, the Company realized losses on the disposal of fixed maturities, excluding hedging adjustments, of $64.7 million. The Company generally intends to hold securities in unrealized loss positions until they mature or recover. However, fixed maturities are sold under certain circumstances such as when new information causes a change in the assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, and Chief Credit Officer. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

      The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company's ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired the difference between amortized cost and fair value would be charged to earnings.

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

Realized Gains, Losses and Impairments on Disposals - Year Ended
December 31, 2004

      Of the $64.7 million of realized losses on sales of fixed maturity securities for the year ended December 31, 2004, there was a total of $7.0 million in credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the period.

      The Company recorded $179.5 million of other than temporary impairments of fixed maturity securities for the year ended December 31, 2004. These impairments relate primarily to: securities in the airline industry ($62.8 million), a manufacturer of parcel delivery vans ($28.0 million), private placement securities related to secured lease obligations of a regional retail food chain ($22.0 million), a holding in a privately held pharmaceutical company ($21.3 million), and one of the world's largest dairy companies ($17.5 million).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The Company recorded losses due to other than temporary impairments of other invested assets of $78.1 million for year ended December 31, 2004. These impairments primarily relate to lease investments in the U.S. airline industry ($29.2 million) and an investment in a royalty stream ($25.5 million). There were also $12.7 million in impairments on CBO and CDO equity for the period. Equity in these CBOs and CDOs take the first loss risk in a pool of high yield debt. We have a total remaining carrying value of $34.9 million and $60.0 million of CBO and CDO equity as of December 31, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $6.1 million for the year ended December 31, 2004 as the result of market values falling below cost for more than six months.

      The Company recorded a net loss of $63.7 million on mortgage loans for the year ended December 31, 2004 (of which $17.6 million was losses on hedging adjustments). Included in this loss is $65.7 million in impairments. These impairments primarily relate to mortgages on a company that operates flour milling facilities ($20.2 million), a refrigeration warehouse company ($21.5 million), and a commercial office property ($10.0 million).

      There were also gains of $107.4 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long term, gains of $50.3 million from the sale of other invested assets, and gains of $83.1 million resulting from the sale of real estate for the year ended December 31, 2004. Net derivative activity resulted in a gain of $40.6 million for the year ended December 31, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives that do not qualify for hedge accounting.

Realized Gains, Losses and Impairments on Disposals - Year Ended December 31,
2003

      Of the $95.6 million of realized losses on sales of fixed maturity securities for the year ended December 31, 2003, there was a total of $28.8 million in credit losses. The significant credit losses for 2003 were $16.7 million of losses related to the sale of public bonds of a major health care service provider and $4.9 million related to the sale of public bonds of a power provider. All other sales were related to general portfolio management, including the sale of a number of below investment grade bonds to maintain the Company's exposure below 10% of invested assets on a statutory basis.

      The Company recorded $542.0 million of other than temporary impairments of fixed maturity securities for the year ended December 31, 2003 (including impairment losses of $517.3 million and $24.7 million of previously recognized gains where the bond was part of a hedging relationship). These impairments relate primarily to: securities in the dairy industry ($153.0 million), securities in the airline industry ($73.5 million), and securities in the power and energy industry ($69.3 million).

      The Company recorded losses due to other than temporary impairments of other invested assets of $29.8 million for year ended December 31, 2003. These impairments primarily related to an investment in a royalty stream ($11.5 million), a fund investment ($3.8 million) and a power holding company ($3.1 million). There were also $4.6 million in impairments on CBO and CDO equity for the period. Equity in these CBOs and CDOs take the first loss risk in a pool of high yield debt. These impairments are recognized using the guidance of EITF 99-20. At December 31, 2003 the Company had a total remaining carrying value of $60.0 million of CBO and CDO equity, which was supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $27.8 million for the year ended December 31, 2003 as the result of market values falling below cost for more than six months.

      The Company recorded a net loss of $28.8 million on mortgage loans for the year ended December 31, 2003 (of which $63.7 million were losses on hedging adjustments). Included were losses of $29.7 million associated with agricultural mortgages.

       There were also gains of $102.8 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long term, gains of $22.7 million from the sale of other invested assets, and gains of $251.8 million resulting from the sale of real estate for the year ended December 31, 2003. Net derivative activity resulted in a gain of $118.2 million for the year ended December 31, 2003 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives that do not qualify for hedge accounting.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet its immediate needs in order to facilitate its business operations. John Hancock Financial Services, Inc. (the Company) is an insurance holding company. The assets of the Company consist primarily of the outstanding capital stock of the Life Company, John Hancock Canadian Holdings Limited and investments in other subsidiaries both domestic and international. The Company's cash flows primarily consist of dividends from its operating subsidiaries and proceeds from the Company's debt offerings (see Note 8--Debt and Line of Credit in the notes to the Company's consolidated financial statements) offset by expenses and shareholder dividends. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs and paying dividends on its common stock, substantially depends upon receiving dividends from its operating subsidiaries.

Primary Operating Subsidiaries

      The Company's primary insurance operations are those of the Life Company, and formerly, of Maritime Life. State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company's dividend paying limit is the greater of 10% of its statutory surplus or its prior calendar year's statutory net gain from operations. The ability of the Life Company, JHFS' primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law. JHFS currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. However, JHFS can give no assurance it will declare or pay dividends on a regular basis.

      In January and December of 2003, the Commissioner of Insurance for the Commonwealth of Massachusetts (the "Commissioner") approved dividends from the Life Company to JHFS in the amount of $214.5 million. The Life Company paid $100.0 million in cash in 2003, transferred property worth $14.5 million in August 2003 and paid the final $100.0 million in cash in January 2004. Funds from the dividends, together with the net proceeds from operations of the Company were principally used to pay $101.3 million in dividends to JHFS common shareholders. JHFS paid a dividend on its common stock of $0.35 per share on December 11, 2003 to shareholders of record as of November 18, 2003. In 2004, the Commissioner approved dividends from the Life Company to JHFS in the amount of $200.0 million which were paid in 2004. JHFS paid no dividends to its shareholders in 2004 prior to the merger with Manulife, or to Manulife after the merger. None of the dividends paid were classified as extraordinary by state regulators.

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

      The Company's relative liquidity is reflected in its credit ratings assigned by the Major credit rating agencies. At December 31, 2004, The Company's insurance subsidiaries' financial strength / claims paying abilities were all rated AA+ by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P), Aa3 by Moody's Investors Service (Moody's), A++ by A.M. Best Company (AM Best) and AA by Fitch Ratings (Fitch). The Company's senior unsecured debt rating was AA- from S&P, A3 from Moody's, a+ from AM Best and A+ from Fitch.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 2004, $42.851.4 million, or 90.0% of the consolidated fixed maturity securities held by us and rated by S&P, Moody's or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,737.2 million, or 10.0% of rated fixed maturity investments, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

      We employ an asset/liability management approach tailored to the specific requirements of each of our product lines. Each product line has an investment strategy based on the specific characteristics of the liabilities in the product line. As part of this approach, we develop investment policies and operating

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

Insurance Company Customer Accounts

      A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:

                                                                                       As of December 31,
                                                                         ------------------------------------------------
                                                                                  2004                     2003
                                                                         ------------------------------------------------
                                                                           Amount        %         Amount         %
                                                                         ------------------------------------------------
                                                                         (in millions)         (in millions)
Not subject to discretionary withdrawal provisions.....................   $ 25,962.5     54.6%    $ 28,961.0     55.2%
Subject to discretionary withdrawal adjustment:
With market value adjustment...........................................      1,156.0      2.4        2,109.7      4.0
At contract value......................................................      3,005.1      6.3        2,926.6      5.6
At fair value/ market value............................................     10,215.2     21.4       11,195.0     21.4
Subject to discretionary withdrawal at contract value
      less surrender charge............................................      7,307.1     15.3        7,219.3     13.8
                                                                         ------------------------------------------------
Total annuity reserves and deposit funds liability.....................   $ 47,645.9    100.0%    $ 52,411.6    100.0%
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

      Individual life insurance policies (other than term life insurance) generally increase in cash value over their lives. Policyholders have the right to borrow from us an amount generally up to the cash value of their policy at any time. As of December 31, 2004, we had approximately $22.9 billion in cash values in which policyholders have rights to policy loans. The majority of cash values eligible for policy loans are at variable interest rates, which are reset annually on the policy anniversary. Moreover, a portion of our fixed interest rate policy loans have features that provide for reduced crediting rates on the portion of cash values loaned. The amount of policy loans has remained consistent over the past three years at approximately $2.0 billion; $1.5 billion of which are in the closed block at December 31, 2004.

      The Company's primary operating subsidiary is John Hancock Life Insurance Company. The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all our insurance subsidiaries as of December 31, 2004, were above the ranges that would require regulatory action.

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

Analysis of Consolidated Statements of Cash Flows

      To assist in the comparability of our cash flows, the following discussion combines the predecessor period (January 1 through April 28, 2004) with the successor period (April 29 through December 31, 2004) to present combined cash flows for the year ended December 31, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Net cash provided by operating activities was $3,172.5 million, $3,052.7 million and $2,561.1 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $119.8 million increase in 2004 compared to 2003 resulted primarily from a $112.7 million increase in net investment income received and a $142.1 million decrease in expenses offset by a $135.1 million decrease in premiums received. The $491.6 million increase in 2003 compared to 2002 resulted primarily from a $221.6 million increase in premiums received and a $151.5 million increase in net investment income received offset by a $225.7 million increase in expenses.

      Net cash used in investing activities was $2,834.2 million, $3,649.6 million and $6,714.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities. Cash flows from investing activities include those from the purchase or sales of product lines and asset management such as the sale of the Home Office properties in 2003. In addition to a comprehensive asset-liability management program that seeks to align the financial and risk attributes of the Company's investment portfolio (including cash and short term investments) with those of its liability contracts, we also maintain a minimum cash balance and monitors available liquidity against estimated liquidity needs. All of this leads to a liquidity policy we think is prudent and is expected to amply support liquidity needs.

      The $815.4 million decrease in cash used in 2004 as compared to 2003 resulted from a $978.7 million reduction in net acquisitions of fixed maturities and a $418.9 million reduction in net issuances of mortgage loans on real estate and a $305.2 million decrease of net acquisitions in other investment categories for the year ended December 31, 2004 as compared to the prior year, and a non-recurring $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003. The decrease in net cash used in 2003 as compared to 2002 resulted primarily from the $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003 and a $2,204.9 million reduction in net acquisitions of fixed maturities during the year ended December 31, 2003 as compared to prior year.

      Net cash (used in) provided by financing activities was $(2,063.0) million, $2,527.9 million and $4,029.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Changes in cash provided by financing activities primarily relate to the execution of transactions with our customers demonstrated by deposits and withdrawals under investment-type contracts and the payment of the Company's annual dividend to shareholders. In addition, where advantageous or otherwise necessary, the Company may issue equity securities or debt, borrowing or re-pay corporate debt, acquire our stock on the market, or pay dividends to shareholders.

      The $(4,590.9) million change in 2004 as compared to 2003 resulted from a $2,978.5 million decrease in deposits, a $775.7 million increase in cash payments made on withdrawals of investment-type contracts, a $480.5 million decrease in funds provided by the Consumer Notes program initiated in the second half of 2002 and a net reduction in the Company's commercial paper outstanding of $223.5 million.

      The Company's ability to generate customer deposits in excess of withdrawals is critical to our long-term growth. The $1,502.0 million decrease in the 2003 as compared to 2002 resulted from a $1,453.0 million decrease in deposits and a $1,492.2 million increase in cash payments made on withdrawals of universal life insurance and investment-type contracts offset somewhat by $970.0 million in funds from the Consumer Notes program (initiated in the second half of 2002), and a $373.2 million decline in treasury stock acquired due to the suspension of activity under the stock repurchase program. Withdrawals on and maturities of universal life insurance and investment-type contracts exceeded deposits by $2,723.3 million for the year ended December 31, 2004, and deposits exceeded withdrawals by $969.5 million and $3,914.7 million for the years ended December 31, 2003 and 2002, respectively.

Lines of Credit, Debt and Guarantees

      At December 31, 2004 the Company had two separate committed lines of credit totaling $1.5 billion: the first of $500 million, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Credit Suisse First Boston, The Bank of New York, Barclays, The Bank of Nova Scotia, Wachovia, Royal Bank of Canada, State Street Bank, Bank of America, Bank One, BNP Paribas, Deutsche Bank, PNC Bank, Sovereign Bank, Westdeutsche Landesbank, Comerica Bank and Northern Trust (the "external line of credit"); the second of $1.0 billion with the Company's parent, Manulife (the "Manulife line of credit"). The external line of credit agreement provides for a multi-year facility for $500 million (renewable in 2005). The external line of credit is available for general corporate purposes. The external line of credit agreement has no material adverse change clause, and includes, among others, the following covenants: minimum requirements for JHFS shareholder's equity, maximum limit on

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

the capitalization ratio and a negative pledge clause (with exceptions) as well as limitations on subsidiary debt, none of which were triggered as of December 31, 2004. The external line of credit also contains cross-acceleration provisions, none of which were triggered as of December 31, 2004. The fee structure of the external line of credit is determined by the rating levels of JHFS or the Life Company. To date, the Company has not borrowed any amounts under the external lines of credit as of December 31, 2004. The Manulife line of credit agreement provides for a 364-day credit facility for $1.0 billion. Manulife will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 2004. To date, the Company has not borrowed any amounts under the external or Manulife lines of credit as of December 31, 2004.

      On November 29, 2001, JHFS sold, under its $1.0 billion shelf registration statement, $500.0 million in 7-year senior unsecured notes at a coupon of 5.625% with the proceeds used for general corporate purposes. Covenants contained in this issue include, among others, limitations on the disposition of and liens on the stock of the Life Company. This issue also contains cross-acceleration provisions. The remaining capacity of the shelf registration is currently $500.0 million.

      As of December 31, 2004, we had $2,183.2 million of principal and interest amounts of debt outstanding consisting of $528.2 million of medium-term bonds, $516.7 million of surplus notes, $354.7 million of Canadian debt, $32.5 million of other notes payable (excluding $144.1 million in non-recourse debt for Signature Fruit and an Australian farm management subsidiary), a $295.3 million note payable to MLI Resources, Inc., a related party, and $289.8 million in commercial paper. Also not included in these amounts is the $22.1 million SFAS No. 133 fair value adjustment to interest rate swaps held for the Surplus Notes. During the year ended December 31, 2004, the Company issued in aggregate $3,007.5 million in commercial paper, of which $289.8 million was outstanding at December 31, 2004. In addition, the Company has outstanding $2,379.1 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $200,000 of aggregate principal, and mature at a various dates in the future. Covenants in this program include, among others, limitations on liens. Coincident with the acquisition of the Company's shares by Manulife, the Company merged with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources, Inc., an affiliated Manulife entity, in the amount of $260.7 and held previously purchased shares of the Company, which were cancelled upon the merger. The carrying value of this note payable (now on JHFS' balance sheet) will fluctuate with changes in the USD to CDN exchange rates and was $295.3 million at December 31, 2004. The Company paid $5.2 million to Manulife under the terms of the promissory note during the year ended December 31, 2004. These payments represent the May 2004, August 2004 and November 2004 payments due.

      $50 million in letters of credit for JH Reassurance Company, guaranteed by the Company, are subject to rating triggers that require the posting of deposits (within three business days) as additional collateral if the ratings of JHFS or the Life Company fall below designated rating levels. Currently, JHFS and the Life Company's ratings are several levels away from a triggering event for the guaranteed letters of credit. Failure to make such deposit under one or more of the guaranteed letters of credit could trigger the cross-acceleration provisions in other financing agreements, including the line of credit referenced above. Certain of these guaranteed letters of credit incorporate the financial covenants from the line of credit as well as contain cross-default and cross-acceleration provisions.

      The Company guarantees certain mortgage securitizations transactions JHFS entered into with FNMA and FHLMC. In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S. specific to the insurance industry. The Company has no material guarantees outstanding outside the scope of insurance accounting at December 31, 2004.

      The Company has the following additional guarantees outstanding with affiliates, related to market value annuity products in the Life Company and it subsidiary John Hancock Variable Life Insurance Company (see Note 20-Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company) covering contracts with account values of $376.4 million, and $354.7 million in senior unsecured notes payable issued by John Hancock Canadian Corporation, guaranteed by the Company.

Off Balance Sheet Arrangements

      The Company has relationships with a number of entities which are not consolidated into the Company's consolidated financial statements. These entities include qualified special purpose entities (QSPEs) and other special purpose entities. In the course of some of its business the Company transfers

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

assets to, and in some cases, retains interests in QSPEs. The Company may also purchase interests in QSPEs on the open market.

      The Company's primary use of QSPEs arises in its commercial mortgage banking subsidiary. The Company's commercial mortgage banking subsidiary originates commercial mortgages and sells them to QSPEs which then issue mortgage backed securities (MBS). The Company engages in this activity to earn fees during the origination process, and to generate realized gains during the securitization process. The Company may purchase MBS from the QSPEs created in its commercial mortgage banking subsidiary to generate net investment income. The majority of the Company's MBS portfolio was purchased from unrelated QSPEs.

      These unconsolidated special purpose entities also include CDO funds we manage (and may also invest in), which are considered variable interest entities and are discussed in detail in Note 4 - Relationships with Variable Interest Entities to our consolidated financial statements. The Company generates fee income from the CDO funds we manage, and generates net investment income from CDOs we invest in, whether we manage them or not.

      The Company receives Federal income tax benefits from certain investments made through variable interest entities.

      These relationships also include credit and collateral support agreements with FNMA and FHMLC, through which the Company securitized some of its mortgage investments, which provided a potential source of liquidity to the Company. These agreements are described in detail in Note 14 - Commitments, Guarantees and Contingencies to our consolidated financial statements.

      The Company's risk of loss from these relationships is limited to its investment in the unconsolidated entities. Consolidation of unconsolidated accounts from these entities would inflate the Company's balance sheet but would not be reflective of additional risk to the Company from these entities. In each, there are no potential liabilities which might arise in the future as a result of these relationships that would not be completely satisfied by the assets of each entity.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Contractual Obligations

      The following table summarizes the Company's information about contractual obligations by due date and expiration date as of December 31, 2004. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment. These obligations are inputs into the Company's asset liability management system described elsewhere in this document.

                 Contractual Obligations as of December 31, 2004

                                                                                            Due within
                                                                        --------------------------------------------------
                                                                                                                More than
       Payments due under contractual obligations            Total        1 year      2-3 years    4-5 years     5 years
--------------------------------------------------------------------------------------------------------------------------
                                                                                     (in millions)
Debt ....................................................   $ 2,035.9   $   427.5   $   322.9     $   502.4     $   783.1
Consumer notes ..........................................     2,368.7        22.1       224.5         144.6       1,977.5
GICs ....................................................     4,123.5     1,002.1     1,260.9         851.1       1,009.4
Funding agreements ......................................    11,276.1     2,547.0     3,746.1       3,242.2       1,740.8
Institutional structured settlements ....................     2,637.0        29.0        57.0          66.0       2,485.0
Annuity certain contracts ...............................     1,151.9       134.7       383.3         189.3         444.6
Investment commitments ..................................     1,554.2     1,554.2          --            --            --
Other insurance liabilities .............................          --          --          --            --            --
Capital lease obligations ...............................       201.2        14.1        28.1          28.3         130.7
Operating lease obligations .............................       507.4        68.8       136.7          96.8         205.1
Lines of credit .........................................       102.2       102.2          --            --            --
Standby letters of credit ...............................         6.1         6.1          --            --            --
Guarantees ..............................................        16.4        16.4          --            --            --
Other long-term obligations .............................       384.0       101.0       180.5         102.5            --
                                                            --------------------------------------------------------------
      Total payments due under contractual
      obligations .......................................   $26,364.7   $ 6,025.2   $ 6,340.0     $ 5,223.2     $ 8,776.2
                                                            =============================================================

      Given the historical cash flow of our subsidiaries and current financial results, management believes that the cash flow from the operating activities over the next year will provide sufficient liquidity to provide for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurances in this regard.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      The Company considers and documents relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company's ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired the difference between amortized cost and fair value would be charged to earnings.

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

      As of December 31, 2004 and 2003, the Company's fixed maturity portfolio was comprised of 90.0% and 88.3% investment grade securities and 10.0% and 11.7% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

      Interest Rate Risk. The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities, primarily within our Protection, Wealth Management and Guaranteed and Structured Financial Products Segments.

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of December 31, 2004 and 2003, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $ 33,181.0 million and $ 39,636.8 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $16.6 million based on our operational tolerance of 18 days.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of December 31, 2004 and 2003, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $ 36,011.3 million and $ 37,096.1 million, respectively. A rate shock (as defined above) as of December 31, 2004 would decrease the fair value of these assets by $ 1,437.5 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

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

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of December 31, 2004. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These fair value exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                      As of December 31, 2004
                                               ----------------------------------------------------------------------
                                                                Weighted-    -100 Basis   Fair Value    +100 Basis
                                                 Notional     Average Term      Point        As of        Point
                                                  Amount        (Years)      Change (2)    12/31/04     Change (2)
                                               ----------------------------------------------------------------------
                                                          (in millions, except for Weighted-Average Term)

Interest rate swaps.........................      $ 32,801.9            3.6       $ 543.1      $ 12.3      $ (384.1)
CMT swaps...................................           227.6            9.1         (1.0)       (1.7)          (2.4)
Futures contracts (1).......................           172.8           14.2        (10.6)         1.2           13.9
Interest rate caps..........................         1,157.1            3.9           3.8        11.8           26.4
Interest rate floors........................         4,593.0            5.6         154.6        85.3           42.6
Swaptions...................................            30.0           20.4         (7.7)       (3.4)          (0.5)
                                               --------------                  --------------------------------------
     Totals.................................      $ 38,982.4            4.0       $ 682.2      $105.5      $ (304.1)
                                               ==============                  ======================================

(1)   Represents the net value of open contracts as of December 31, 2004.
(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

Equity Risk

      Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant that we hold in our portfolio. As of December 31, 2004, the fair value of our equity securities portfolio was $334.7 million. A hypothetical 15% decline in the December 31, 2004 value of the equity securities would result in an unrealized loss of approximately $50.2 million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair value of common stock holdings will rise or fall with equity market and company-specific trends. In certain cases the Company classifies its equity holdings as trading securities. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

      Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international operations and the issuance of certain foreign currency-denominated funding agreements sold to non-qualified institutional investors in the international market. We apply currency swap agreements to hedge the exchange risk inherent in our funding agreements denominated in foreign currencies. We also own fixed maturity securities that are denominated in foreign currencies. We use derivatives to hedge the foreign currency risk of these securities (both interest and principal payments). At December 31, 2004, the fair value of our foreign currency denominated fixed maturity securities was approximately $1,082.6 million. The fair value of our currency swap agreements at December 31, 2004 supporting foreign denominated bonds was $(342.8) million.

      We estimate that as of December 31, 2004, a modeled 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to the Canadian dollar.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Effects of Inflation

      Inflation has not been a material factor in our operations during the past decade in terms of our investment performance, expenses, or product sales.

                      JOHN HANCOCK FINANCIAL SERVICES, INC


Item 8. Financial Statements and Supplementary Data


               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...................... 74

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 (Company)
and 2003 (Predecessor Company)............................................... 75

Consolidated Statements of Income for the periods April 29, 2004 through December 31, 2004 (Company) and January 1, 2004 through April 28, 2004 and the years ended December 31, 2003 and 2002 (Predecessor Company)......... 77

Consolidated Statements of Changes in Shareholder's Equity and
Comprehensive Income for the periods  April 29 2004 through
December 31, 2004 (Company) and January 1, 2004 through April 28, 2004 and the years ended December 31, 2003 and 2002 (Predecessor Company) ........ 78

Consolidated Statements of Cash Flows for the periods April 29, 2004 through December 31, 2004 (Company) and January 1, 2004 through April 28, 2004 and the years ended December 31, 2003 and 2002 (Predecessor Company)......... 80

Notes to Consolidated Financial Statements................................... 82

                      JOHN HANCOCK FINANCIAL SERVICES, INC

             Report of Independent Registered Public Accounting Firm


The Board of Directors
John Hancock Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of John Hancock Financial Services, Inc. as of December 31, 2004, and the related consolidated statements of income, changes in shareholder's equity and other comprehensive income, and cash flows for the period April 29, 2004 through December 31, 2004. We have also audited the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, changes in shareholder's equity and other comprehensive income, and cash flows of the predecessor company for the period January 1, 2004 through April 28, 2004 and for the years ended December 31, 2003 and 2002. Our audits also include the financial statement schedules listed in the Index at Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Financial Services, Inc. at December 31, 2004, and the consolidated results of their operations and their cash flows for the period April 29, 2004 through December 31, 2004, and the consolidated financial position of the predecessor company at December 31, 2003 and the consolidated results of its operations and its cash flows for the period January 1, 2004 through April 28, 2004 and for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2004 the Company changed its method of accounting for certain nontraditional long duration contracts and for separate accounts. In 2003 the Company changed its method of accounting for stock-based compensation, participating pension contracts and modified coinsurance contracts.


Boston, Massachusetts
February 28, 2005

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                     Predecessor
                                                                                      Company          Company
                                                                                      -------          -------
                                                                                    December 31,     December 31,
                                                                                        2004             2003
                                                                                    -----------------------------
                                                                                            (in millions)

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost (fair value: 2003--$1,523.0) .............           --       $  1,498.6
   Available-for-sale--at fair value (cost: 2004--$47,662.0;  2003--$48,896.8) ..   $ 48,491.0         51,887.0
   Trading securities--at fair value (cost: 2003--$40.7 ) .......................           --             42.2
Equity securities:
   Available-for-sale--at fair value (cost: 2004--$321.5; 2003--$665.8 ) ........        330.5            795.1
   Trading securities--at fair value (cost: 2004--$4.2; 2003--$435.3) ...........          4.2            448.4
Mortgage loans on real estate ...................................................     11,816.2         12,936.0
Real estate .....................................................................        277.2            195.0
Policy loans ....................................................................      2,012.0          2,117.9
Short-term investments ..........................................................          3.0            121.6
Other invested assets ...........................................................      3,381.6          3,011.3
                                                                                    ---------------------------
      Total Investments .........................................................     66,315.7         73,053.1
Cash and cash equivalents .......................................................      1,396.9          3,121.6
Accrued investment income .......................................................        684.6            756.0
Premiums and accounts receivable ................................................         67.3            273.6
Goodwill ........................................................................      3,063.2            345.0
Value of business acquired ......................................................      2,951.5            550.5
Intangible assets ...............................................................      1,348.5              6.3
Deferred policy acquisition costs ...............................................        228.3          4,301.0
Reinsurance recoverable .........................................................      1,176.3          2,095.5
Deferred tax asset ..............................................................        155.4               --
Other assets ....................................................................      5,507.9          3,081.7
Separate account assets .........................................................     18,753.0         24,121.9
                                                                                    ---------------------------
      Total Assets ..............................................................   $101,648.6       $111,706.2
                                                                                    ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                           Predecessor
                                                                                              Company        Company
                                                                                           ------------  -------------
                                                                                           December 31,   December 31,
                                                                                               2004           2003
                                                                                           ------------  -------------
                                                                                                   (in millions)

Liabilities and Shareholder's Equity
Liabilities
Future policy benefits ................................................................     $ 42,962.8     $ 45,609.6
Policyholders' funds ..................................................................       20,191.2       22,728.1
Consumer notes ........................................................................        2,379.1        1,550.4
Unearned revenue ......................................................................           43.3        1,140.4
Unpaid claims and claim expense reserves ..............................................          187.8          346.2
Dividends payable to policyholders ....................................................          441.3          600.6
Short-term debt .......................................................................          427.5          485.3
Long-term debt ........................................................................        1,755.8        1,410.0
Income taxes ..........................................................................             --        1,813.4
Other liabilities .....................................................................        3,122.6        3,524.2
Separate account liabilities ..........................................................       18,753.0       24,121.9
                                                                                            -----------  ------------
      Total Liabilities ...............................................................       90,264.4      103,330.1

Minority interest .....................................................................           51.5          160.4

Commitments, guarantees and contingencies

Shareholder's Equity
Preferred stock; $0.01 par value, 1 share authorized and issued at December 31, 2004 ..             --             --
Common stock, $0.01 par value; 1,000 shares authorized, issued and outstanding at
   December 31, 2004; 2.0 billion shares authorized, 319.8 million shares issued at
   December 31, 2003 ..................................................................             --            3.2
Additional paid in capital ............................................................       10,220.9        5,174.0
Retained earnings .....................................................................          467.9        2,318.7
Accumulated other comprehensive income ................................................          643.9        1,788.8
Treasury stock, at cost (30.0 million shares at December 31, 2003) ....................             --       (1,069.0)
                                                                                            -----------  ------------
      Total Shareholder's Equity ......................................................       11,332.7        8,215.7
                                                                                            -----------  ------------
      Total Liabilities and Shareholder's Equity ......................................     $101,648.6     $111,706.2
                                                                                            ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                Company                 Predecessor Company
                                                                             --------------  ---------------------------------------
                                                                                               Period
                                                                                                from
                                                                              Period from      January
                                                                             April 29, 2004    1, 2004       Year
                                                                                through        through      ended      Year ended
                                                                              December 31,    April 28,    December     December
                                                                                  2004          2004       31, 2003     31, 2002
                                                                             --------------  ---------------------------------------
                                                                                                  (in millions)

Revenues
      Premiums ................................................................ $1,871.2     $  916.6      $3,010.6      $2,695.8
      Universal life and investment-type product charges ......................    436.4        241.0         660.2         621.9
      Net investment income ...................................................  2,162.0      1,311.2       3,849.3       3,628.3
      Net realized investment and other gains (losses), net of
           related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders
           and the policyholder dividend obligation $(13.9), $(31.2), $55.3
           and $73.2, respectively) ...........................................      7.7         80.0          23.8        (448.5)
      Investment management revenues, commissions and other fees ..............    356.8        179.9         498.1         529.0
      Other revenue ...........................................................    175.4         88.3         271.9         242.1
                                                                                -------------------------------------------------
             Total revenues ...................................................  5,009.5      2,817.0       8,313.9       7,268.6

Benefits and expenses
      Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders  and policyholder dividend obligation
         $(26.7), $(42.3), $61.7, and $35.2, respectively) ....................  2,858.1      1,612.2       4,857.6       4,538.9
      Other operating costs and expenses ......................................  1,135.3        524.3       1,409.0       1,291.0
      Amortization of deferred policy acquisition costs, and value of the business acquired, excluding amounts related to net realized investment and other gains(losses) $12.9, $11.1, ($6.4), and $38.0,
         respectively) ........................................................    170.1        139.8         343.1         337.8
      Dividends to policyholders ..............................................    329.4        156.7         548.8         569.2
                                                                                -------------------------------------------------
             Total benefits and expenses ......................................  4,492.9      2,433.0       7,158.5       6,736.9

Income from continuing operations before income taxes, discontinued
   operations and cumulative effect of accounting changes .....................    516.6        384.0       1,155.4         531.7
Income taxes ..................................................................    135.9        115.1         316.7          90.6
                                                                                -------------------------------------------------
Income from continuing operations before discontinued operations and
   cumulative effect of accounting change .....................................    380.7        268.9         838.7         441.1

Income from discontinued operations, net of income tax ........................     87.2         72.5         133.5          58.4
                                                                                -------------------------------------------------
Income before cumulative effect of accounting change ..........................    467.9        341.4         972.2         499.5

Cumulative effect of accounting change, net of income tax .....................       --         (4.3)       (166.2)           --
                                                                                -------------------------------------------------
Net income..................................................................... $  467.9     $  337.1      $  806.0       $ 499.5
                                                                                =================================================


The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                  Accumulated
                                                           Additional                Other                   Total
                                       Preferred  Common     Common   Retained   Comprehensive  Treasury  Shareholder's  Outstanding
                                         Stock     Stock     Stock    Earnings   Income (Loss)   Stock       Equity        Shares
                                       ---------------------------------------------------------------------------------------------
                                                       (in millions, except outstanding shares data in thousands)
Predecessor Company
-------------------
Balance at January 1, 2002                --       $3.2    $5,099.3   $1,206.7    $  228.0     $  (672.2)   $5,865.0      297,430.1

  Restricted stock issued............                           4.7                                              4.7          646.4
  Options exercised..................                          13.9                                             13.9          938.4
  Forfeitures of restricted stock....                          (0.3)                                            (0.3)         (11.4)
  Restricted stock amortization......                           5.0                                              5.0
  Issuance of shares for board
    compensation.....................                           0.3                                              0.3            7.5
  Tax benefit on option exercises:...                           5.0                                              5.0
  Comprehensive income:
    Net income.......................                                    499.5                                 499.5
    Other comprehensive
      income, net of tax:
      Net unrealized gains (losses)..                                                130.9                     130.9
      Foreign currency translation
         adjustment..................                                                 13.2                      13.2
      Minimum pension liability......                                                (24.3)                    (24.3)
      Net accumulated  gains
        (losses) on cash flow
        hedges.......................                                                175.4                     175.4
                                                                                  --------                  --------
  Comprehensive income...............                                                                          794.7
  Treasury stock acquired............                                                             (385.0)     (385.0)     (11,032.4)
  Dividends paid to shareholders.....                                    (92.2)                                (92.2)

                                       ---------------------------------------------------------------------------------------------
Balance at December 31, 2002.........     --       $3.2    $5,127.9   $1,614.0    $  523.2     $(1,057.2)   $6,211.1      287,978.6
                                       =============================================================================================

  Restricted stock issued............                          19.3                                             19.3        1,177.4
  Options exercised..................                          19.1                                             19.1          951.0
  Forfeitures of restricted stock....                          (0.1)                                            (0.1)          (4.9)
  Issuance of shares for board
    compensation.....................                           0.9                                              0.9           32.8
  Sale of stock to employees.........                           2.6                                              2.6           68.4
  Tax benefit on option exercises....                           4.3                                              4.3
  Comprehensive income:
    Net income.......................                                    806.0                                 806.0
    Other comprehensive income,
      net of tax:
      Net unrealized gains (losses)..                                              1,020.9                   1,020.9
      Foreign currency translation
        adjustment...................                                                137.9                     137.9
      Minimum pension liability......                                                (21.9)                    (21.9)
      Net accumulated  gains
        (losses) on cash flow
        hedges.......................                                                 28.8                      28.8
                                                                                  --------                  --------
  Comprehensive income...............                                                                        1,971.7
  Treasury stock acquired............                                                              (11.8)      (11.8)        (414.9)
  Dividends paid to shareholders.....                                   (101.3)                               (101.3)
  Change in accounting principle.....                                                 99.9                      99.9

                                       ---------------------------------------------------------------------------------------------
Balance at December 31, 2003.........     --       $3.2    $5,174.0   $2,318.7    $1,788.8     $(1,069.0)   $8,215.7      289,788.4
                                       =============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                                                   Accumulated
                                                             Additional               Other         Total   Outstanding
                                          Preferred  Common   Paid In   Retained   Comprehensive  Treasury  Shareholder's   Common
                                            Stock    Stock    Capital   Earnings   Income (Loss)    Stock      Equity       Shares
                                          -----------------------------------------------------------------------------------------
                                                         (in millions except outstanding share data in thousands)
Predecessor Company
-------------------
Balance at January 1, 2004...............    --    $ 3.2   $ 5,174.0   $2,318.7    $ 1,788.8    $(1,069.0)  $ 8,215.7    289,788.4

Options exercised........................            0.1       216.4                                            216.5      6,548.8
Restricted stock issued..................                        6.9                                              6.9        328.3
Forfeitures of restricted stock..........                                                                                     (0.3)
Issuance of shares for board
   compensation..........................                        0.2                                              0.2          4.1
Treasury stock acquired..................                                                           (33.1)      (33.1)    (7,709.6)
Comprehensive income:
Net income...............................                                 337.1                                 337.1
Other comprehensive income, net of tax:
Net unrealized gains (losses)............                                              (86.8)                   (86.8)
Net accumulated gains (losses)
  on cash flow hedges....................                                              (40.7)                   (40.7)
Foreign currency translation
  adjustment.............................                                              (60.2)                   (60.2)
Minimum pension liability................                                                1.0                      1.0
                                                                                                             --------
Comprehensive income.....................                                                                       150.4

                                           ----------------------------------------------------------------------------------------
Balance at April 28, 2004................    --    $ 3.3   $ 5,397.5   $2,655.8    $ 1,602.1    $(1,102.1)  $ 8,556.6    288,959.7
                                           ========================================================================================
Acquisition by Manulife Financial
Corporation:
  Sale of shareholder's equity...........    --     (3.3)   (5,397.5)  (2,655.8)    (1,602.1)     1,102.1    (8,556.6)  (288,959.7)
  Manulife Financial Corporation
    purchase price.......................                   10,417.0                                         10,417.0          1.0
  Merger with Jupiter Merger
    Corporation..........................                     (260.2)                                          (260.2)
                                           ----------------------------------------------------------------------------------------
Balance at April 29, 2004................    --       --   $10,156.8         --           --           --   $10,156.8          1.0
                                           ========================================================================================
Company
-------
Balance at April 29, 2004................    --       --   $10,156.8         --           --           --   $10,156.8          1.0

Comprehensive income:
   Net income............................                              $  467.9                                 467.9
Other comprehensive income, net of tax:
  Net unrealized gains (losses)..........                                          $   413.5                    413.5
  Foreign currency translation
    adjustment...........................                                               16.3                     16.3
  Minimum pension liability..............                                              (11.0)                   (11.0)
  Net accumulated gains (losses)
    on cash flow hedges..................                                              225.1                    225.1
                                                                                                             --------
Comprehensive income.....................                                                                    11,268.6
Transfer of subsidiaries to affiliates...                       64.1                                             64.1

                                           ----------------------------------------------------------------------------------------
Balance at December 31, 2004.............    --       --   $10,220.9   $  467.9    $   643.9           --   $11,332.7          1.0
                                           ========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Company              Predecessor Company
                                                                   -----------  --------------------------------------
                                                                   Period from  Period from
                                                                    April 29,    January 1,
                                                                       2004         2004
                                                                     through      through    Year Ended    Year Ended
                                                                   December 31,  April 28,  December 31,  December 31,
                                                                       2004         2004        2003          2002
                                                                   -----------  --------------------------------------
                                                                                      (in millions)
Cash flows from operating activities:
   Net income ..................................................   $   467.9    $   337.1    $   806.0    $   499.5
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Amortization of premium (discount) - fixed maturities ..       431.9          0.7        (23.0)      (116.6)
        Net realized investment and other (gains) losses .......        (2.1)       (85.6)       (33.6)       454.7
        Change in accounting principles ........................          --        (37.0)       166.2           --
        Change in deferred policy acquisition costs ............      (314.0)       (58.4)      (418.1)      (344.5)
        Depreciation and amortization ..........................       199.5         23.7         54.1         59.9
        Net cash flows from trading securities .................      (134.5)        (6.7)      (175.4)         5.4
        Decrease (increase) in accrued investment income .......        85.7        (66.6)        29.9         (3.8)
        Decrease (increase) in premiums and accounts
          receivable ...........................................        10.1         21.1        (56.5)        36.7
        Increase (decrease) in other assets and other
        liabilities, net .......................................        66.8         32.7       (316.8)      (216.7)
        Increase in policy liabilities and accruals, net .......     1,146.0        581.4      3,045.4      2,122.7
        Increase (decrease) in income taxes ....................       340.5        132.3        (25.5)        63.8
                                                                   ---------    ---------    ---------    ---------

            Net cash provided by operating activities ..........     2,297.8        874.7      3,052.7      2,561.1

Cash flows from investing activities:
  Sales of:
     Fixed maturities available-for-sale .......................     1,914.2      2,849.2     12,101.7      5,838.0
     Equity securities available-for-sale ......................       300.3        229.8        431.3        370.2
     Real estate ...............................................         6.7         97.7        175.3        129.9
     Short-term investments and other invested assets ..........       568.0        133.4        523.2        460.1
     Home office properties ....................................          --           --        887.6           --
  Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity .........................          --         41.2        227.5        216.6
     Fixed maturities available-for-sale .......................     3,306.3      1,593.5      3,618.9      2,901.2
     Short-term investments and other invested assets ..........        81.6        124.7        817.3        331.9
     Mortgage loans on real estate .............................     1,216.7        684.7      1,512.3      1,668.5
  Purchases of:
     Fixed maturities held-to-maturity .........................          --         (0.5)       (69.5)       (27.6)
     Fixed maturities available-for-sale .......................    (5,563.8)    (6,465.2)   (19,182.4)   (14,436.9)
     Equity securities available-for-sale ......................      (245.1)      (134.2)      (284.9)      (170.8)
     Real estate ...............................................      (117.6)        (6.9)       (40.9)       (14.1)
     Short-term investments and other invested assets ..........      (564.5)      (658.8)    (1,833.4)    (1,557.0)
  Mortgage loans on real estate issued .........................    (1,697.0)      (680.5)    (2,407.3)    (2,348.6)
  Net cash received (paid) related to acquisition/sale
     of businesses .............................................        35.0           --        (24.0)          --
  Other, net ...................................................       (31.1)       148.0       (102.3)       (75.5)
                                                                   ---------    ---------    ---------    ---------
            Net cash used in investing activities ..............      (790.3)    (2,043.9)    (3,649.6)    (6,714.1)

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                     Company              Predecessor Company
                                                                   -----------  --------------------------------------
                                                                   Period from  Period from
                                                                    April 29,    January 1,
                                                                       2004         2004
                                                                     through      through    Year Ended    Year Ended
                                                                   December 31,  April 28,  December 31,  December 31,
                                                                       2004         2004        2003          2002
                                                                   -----------  --------------------------------------
                                                                                      (in millions)
Cash flows from financing activities:

  Acquisition of treasury stock ...............................          --     $  (33.1)    $  (11.8)    $ (385.0)
  Redemption of preferred stock ...............................    $ (125.8)          --       (101.3)       (92.2)
  Universal life and investment-type contract deposits ........     2,749.8      2,459.8      8,188.1      9,641.0
  Universal life and investment-type contract maturities and
     withdrawals ..............................................    (5,473.1)    (2,521.1)    (7,218.5)    (5,726.3)
  Issuance of preferred stock .................................          --           --           --         61.9
  Issuance of consumer notes ..................................       407.5        372.2      1,260.2        290.2
  Increase in bank deposits ...................................       108.4         93.6        293.9           --
  Issuance of short-term debt .................................        88.7           --        148.9         92.8
  Issuance of long-term debt ..................................         2.3          0.3           --         20.0
  Repayment of short-term debt ................................       (46.4)       (41.8)      (158.0)       (67.0)
  Repayment of long-term debt .................................       (11.5)        (1.2)        (5.5)       (54.9)
  Net decrease (increase) in commercial paper .................       179.8       (271.4)       131.9        249.4
                                                                   --------     --------     --------     --------

  Net cash (used in)  provided by financing activities ........    (2,120.3)        57.3      2,527.9      4,029.9
                                                                   --------     --------     --------     --------

  Net (decrease) increase in cash and cash equivalents ........      (612.8)    (1,111.9)     1,931.0       (123.1)

Cash and cash equivalents at beginning of period ..............     2,009.7      3,121.6      1,190.6      1,313.7
                                                                   --------     --------     --------     --------

Cash and cash equivalents at end of period ....................    $1,396.9     $2,009.7     $3,121.6     $1,190.6
                                                                   ========     ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Change of Control

      Effective April 28, 2004, Manulife Financial Corporation ("Manulife") acquired all of the outstanding common shares of John Hancock Financial Services, Inc. (JHFS or the Company) that were not already beneficially owned by Manulife as general fund assets and JHFS became a wholly owned subsidiary of Manulife (the "acquisition" or "merger"). The combined entity has a more diversified product line and distribution capabilities and expects to have improved operating efficiencies and a leading position across all its core business lines. For additional information, refer to relevant John Hancock and other related public filings with the U.S. SEC relating to the merger. In order to more efficiently manage its corporate structure, on October 7, 2004 Manulife transferred all of its shares in JHFS to John Hancock Holdings (Delaware) LLC - a wholly-owned subsidiary of Manulife.

      Pursuant to the terms of the merger, the holders of JHFS common shares received 1.1853 shares of Manulife stock for each JHFS common share. Approximately 342 million Manulife common shares were issued at an ascribed price of CDN $39.61 per share based on the volume weighted average closing stock price of the common shares for the period from September 25, 2003 to September 30, 2003. In addition, all of the JHFS unvested stock options as of the date of announcement of the merger on September 28, 2003 vested immediately prior to the closing date and were exchanged for options exercisable for approximately 23 million Manulife common shares.

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

      The merger was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair value at the date of merger and these values were "pushed down" to the Company's financial statements in accordance with push down accounting rules. The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to refinement.

      The following table summarizes the estimated fair values of the assets and liabilities recorded as of April 28, 2004 (in millions):

      Assets:                                                       Fair Value
                                                                  --------------
                                                                   (in millions)
      Fixed maturity securities.................................     $ 54,016.1
      Equity securities.........................................        1,170.4
      Mortgage loans............................................       13,731.0
      Policy loans..............................................        2,122.2
      Other invested assets.....................................        3,659.5
      Goodwill..................................................        4,417.2
      Value of business acquired................................        3,886.0
      Intangible assets.........................................        1,488.9
      Deferred tax asset........................................          566.7
      Cash and cash equivalents.................................        2,009.4
      Reinsurance recoverable, net..............................        2,195.5
      Other assets acquired.....................................        3,569.9
      Separate account assets...................................       23,121.1
                                                                    -----------
                     Total assets acquired......................      115,953.9

      Liabilities:
      Policy liabilities........................................       75,818.2
      Other liabilities.........................................        6,597.6
      Separate accounts.........................................       23,121.1
                                                                    -----------
                    Total liabilities assumed...................      105,536.9

      Net assets acquired.......................................     $ 10,417.0
                                                                    ===========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Change of Control - (Continued)

      Goodwill of $4,417.2 million has been allocated to the Company's business and geographic segments. (See Note 18-Goodwill and Other Intangible Assets). Of the $4,417.2 million in goodwill, no material amount is expected to be deductible for tax purposes. Value of business acquired is the present value of estimated future profits of insurance policies in force related to businesses acquired by Manulife, and has been allocated to the Company's business and geographic segments. (See Note 18 - Goodwill and Other Intangible Assets).

      Aside from goodwill and value of business acquired, intangible assets of $1,488.9 million resulting from the acquisition consists of the JHFS brand name, distribution network, investment management contracts in the mutual funds business and other investments management contracts in the institutional investment advisory business. Refer to Note 18-- Goodwill and Other Intangible Assets for a more complete discussion of these intangible assets.

Restructuring Costs

      Prior to the merger, the Company continued its Competitive Positioning Project, which involved reducing costs and increasing future operating efficiencies by consolidating portions of the Company's operations. The Project consisted primarily of reducing staff in the home office and terminating certain operations outside the home office. Following the acquisition of the Company by Manulife on April 28, 2004, as previously discussed, Manulife developed a plan to integrate the operations of the Company with its consolidated subsidiaries. Manulife expects the restructuring to be substantially completed by the end of 2005. Restructuring costs of $85.1 million were recognized by the Company as part of the purchase transaction and consist primarily of exit and consolidation activities involving operations, certain compensation costs, and facilities. The accruals for the restructuring costs are included in other liabilities on the Company's Consolidated Balance Sheets and in other operating costs and expenses on the consolidated income statements.

      The following details the amounts and status of restructuring costs (in millions):

                                                                      Amount Utilized
                     Pre-merger      Amount Utilized                   April 29, 2004
                     accrual at      January 1, 2004                      through        Accrual at
                     January 1,     through April 28,     Accrued at    December 31,    December 31,
 Type of Cost           2004              2004              merger          2004            2004
----------------------------------------------------------------------------------------------------
                                                  (in millions)
Personnel.........   $ 12.0              $ 3.3              $ 41.5         $ 9.6           $ 40.6
Facilities........       --                 --                43.6           7.8             35.8
--------------------------------------------------------------------------------------------------
   Total..........   $ 12.0              $ 3.3              $ 85.1         $17.4           $ 76.4
--------------------------------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies

      Business. John Hancock Financial Services, Inc. is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. Since April 28, 2004, the Company operates as a subsidiary of Manulife, as a result of the merger. The "John Hancock" name is Manulife's primary U.S. brand.

      Basis of Presentation. The accompanying financial statements as of December 31, 2004 and for the period from April 29, 2004 to December 31, 2004 reflect the results of adjustments required under the purchase method of accounting. The accompanying predecessor financial statements for periods prior to the date of the merger are presented under the predecessor Company's historical basis of accounting and do not reflect any adjustments that would be required as a result of the merger with Manulife. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company's news releases and other information are available on the internet at www.jhancock.com. In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov under the name Hancock John Financial.

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

      Discontinued operations. Pursuant to Manulife's rationalization of its worldwide business operations along geographic lines, the Company's non-USA operations were or will be transferred to Manulife's previously existing subsidiaries in each region of the world.

      On December 29, 2004, the remaining operations, and substantially all of the remaining assets and liabilities of the Maritime Life Assurance Company (Maritime Life), which was formerly reported as the Company's Canada Segment, were transferred to The Manufacturers Life Insurance Company (MLI), Manulife's primary Canadian insurance subsidiary. Maritime Life's legal shell company continues to be owned by the Company. Maritime Life's revenues, expenses and resulting net income are presented in the Company's Consolidated Statements of Income as income from discontinued operations for all periods presented.

      This transfer was recorded by the Company as a disposal of a business by other than sale, i.e. as a transfer of a business between entities under common control. No gain or loss was recognized in the Company's Consolidated Statements of Income on this transfer. The excess of the proceeds over the net carrying value of assts and liabilities transferred was accounted for as a capital transfer to the Company from affiliates.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

      Proceeds to the Company of the transfer consisted primarily of $2,185.1 of redeemable preferred stock of a subsidiary of Old Manufacturers Life, a wholly owned subsidiary of Manulife. The subsidiary of Old Manufacturers Life then redeemed its preferred shares by assigning a $2,081.3 million demand note payable bearing interest at 2.97% payable annually, maturing December 29, 2005, and a $103.9 million non-interest bearing demand note receivable, both from MLI. On December 31, 2004, the Company drew down $85.6 million on the 2.97% demand note. MFC then partially repaid the 2.97% demand note by issuing a $1,703.2 million demand note bearing interest at 3.01%, reducing the balance of the 2.97% note to $293.7 million. These three notes receivable are included in other assets on the Company's Consolidated Balance Sheets.

      Summarized financial data for these discontinued operations are presented in the tables below:

                                                         Period from     Period from
                                                          April 29        January 1
                                                           through         through      Year Ended     Year Ended
                                                         December 31,     April 28,    December 31,    December 31,
Income Statement Data                                        2004           2004          2003            2002
                                                         ---------------------------------------------------------
                                                                               (in millions)
Revenue ...............................................   $1,522.0        $  738.5     $1,757.4        $1,209.5

Income before income taxes and cumulative effect
   of accounting change ...............................      123.9            43.9        193.5           104.5
Income taxes ..........................................      (36.7)          (12.7)       (60.0)          (46.1)
                                                          -----------------------------------------------------

Income before cumulative effect of accounting change ..       87.2            31.2        133.5            58.4
Cumulative effect of accounting change ................         --            41.3           --              --
                                                          -----------------------------------------------------

Net income from discontinued operations ...............   $   87.2        $   72.5     $  133.5        $   58.4
                                                          =====================================================

Net assets transferred                                December 29,  December 31,
                                                          2004         2003
                                                     --------------------------
                                                            (in millions)
Net assets..........................................   $1,994.3      $1,002.6

      Recent Acquisition/Disposal Activity. The acquisitions described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from each date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess, if any, of the applicable purchase price over the estimated fair values of the acquired assets and liabilities recorded as goodwill. These acquisitions were made by the Company in execution of its plan to acquire businesses and products that have strategic value, meet its earnings requirements and advance the growth of its current business.

      The disposals described under the table below were conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data for comparative purposes for the periods indicated to demonstrate the proforma effect of the acquisitions and disposals as if they occurred on January 1, 2002.

                       Period from   Period from
                        April 29,     April 29,   Period from   Period from
                         through       through     January 1     January 1
                      December 31,  December 31,  through April through April
                          2004          2004        28, 2004      28, 2004       2003         2003        2002         2002
                        Proforma                    Proforma                   Proforma                 Proforma
                       (unaudited)                 (unaudited)                (unaudited)              (unaudited)
                     ---------------------------------------------------------------------------------------------------------
                                                                    (in millions)

Revenue.............    $ 4,947.0     $ 5,009.5    $ 2,764.5     $ 2,817.0     $ 8,153.6   $ 8,313.9    $ 7,182.7    $ 7,268.6

Net Income..........    $   470.1     $   467.9    $   337.5     $   337.1     $   799.3   $   806.0    $   501.0    $   499.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

       Acquisitions:

       On July 8, 2003, the Maritime Life Insurance Company (Maritime Life), formerly a majority owned Canadian subsidiary of the Company, completed its purchase of the insurance business of Liberty Health, a Canadian division of U.S.-based Liberty Mutual Insurance Company, through a reinsurance agreement for approximately $97.5 million. Through the agreement, Maritime Life assumed the entire business of Liberty Health, including its group life, group disability and group health divisions, as well as its individual health insurance business. There was no impact on the Company's results of operations from the acquired insurance business during 2002 or the first six months of 2003.

      On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

      Disposals:

      On September 30, 2004, the Company's Singapore subsidiary, the John Hancock Life Assurance Limited in Singapore (JHLAC) was transferred from the Company to Manulife (Singapore) Private Limited, a wholly owned subsidiary of Manulife, as part of Manulife's rationalization of its worldwide operations along geographic lines. No gain or loss was recorded on this transfer of a business between entities under common control.

      On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003, and closed November 4, 2003.

      Investments. At December 31, 2004, the Company classifies its debt securities into one category: available-for-sale. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities, and mandatorily redeemable preferred stock and are classified as available-for-sale. Fixed maturity investments classified as available-for-sale and are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in shareholder's equity, net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders, amounts credited to the policyholder dividend obligation, and applicable taxes. Interest income is generally recognized on the accrual basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary, and such adjustments are reported as a component of net realized investment and other gains (losses). Gains and losses, both realized and unrealized, on fixed maturity securities which were classified as trading are included in discontinued operations as part of investment returns related to equity indexed universal life insurance policies sold at Maritime Life.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

      Equity securities include common stock and non-mandatorily redeemable preferred stock. Equity securities that have readily determinable fair values are carried at fair value. For equity securities that the Company classifies as available-for-sale, unrealized gains and losses are reflected in shareholder's equity, as described above for fixed maturity securities. Impairments in value deemed to be other than temporary are reported as a component of net realized investment and other gains (losses). Gains and losses, both realized and unrealized, on equity securities which were classified as trading, are part of investment returns related to equity indexed universal life insurance policies sold at Maritime Life and are included in discontinued operations.

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

      Real estate to be disposed of is carried at the lower of cost or fair value less costs to sell. Any change to the valuation allowance for real estate to be disposed of is reported as a component of net realized investment and other gains (losses). The Company does not depreciate real estate to be disposed. The carrying value of real estate to be disposed of was $27.0 and $28.5 million at December 31, 2004 and 2003, respectively and is reported in real estate in the investment section of the Company's Consolidated Balance Sheet. On March 14, 2003, the Company sold three of its Home Office properties to Beacon Capital Partners for $910.0 million. See Note 9 - Sale/Leaseback Transaction and Other Lease Obligations.

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

      Derivative Financial Instruments. The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates and equity market prices, and also to manage the duration of assets and liabilities. All derivative instruments are carried on the Company's Consolidated Balance Sheet at fair value.

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

      Deferred Policy Acquisition Costs. Deferred policy acquisition costs (DAC) are costs that vary with, and are related primarily to, the production of new insurance business and have been deferred to the extent that they are deemed recoverable. Such costs include sales commissions, certain costs of policy issuance and underwriting, and certain agency expenses. The Company tests the recoverability of its DAC quarterly with a model that uses data such as market performance, lapse rates and expense levels. As of December 31, 2004, the Company's DAC asset was deemed recoverable. Similarly, any amounts assessed as initiation fees, or front-end loads, are recorded as unearned revenue. For non-participating term life and long-term care insurance products, such costs are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For participating traditional life insurance policies, such costs are amortized over the life of the policies at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the policies. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance policies and investment-type products, such costs and unearned revenues are being amortized generally in proportion to the change in present value of expected gross profits arising principally from surrender charges, investment results and mortality and expense margins.

      In the development of expected gross profits, the Company is required to estimate the growth in the policyholder account balances upon which certain asset based fees are charged. In doing so, the Company assumes that, over the long term, account balances will grow from investment performance. The rate of growth takes into account the current fixed income/equity mix of account balances as well as historical fixed income and equity investment returns. The Company also assumes that historical variances from the long-term rate of investment return will reverse over the next fifteen year period. The resulting rates for the next fifteen years are reviewed for reasonableness, and they are raised or lowered if they produce an annual growth rate that the Company believes to be unreasonable.

      When DAC and unearned revenue are amortized in proportion to estimated gross profits, the effects on the amortization of DAC and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At December 31, 2004, the average discount rate was 5.0% for universal life insurance products. The total amortization period was 30 years for both participating traditional life insurance products and universal life products.

      As of September 30, 2002, the Company changed future assumptions with respect to the expected gross profits in its variable life and variable annuity businesses. First, the long-term growth rate assumption was lowered from 9%, to 8%, gross

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

of fees. Second, the average growth rates were lowered for the next five years from the mid-teens to 13%. Finally, the Company increased certain fee rates on these policies (the variable series trust (VST) fees were increased). Total amortization of DAC, including the acceleration of amortization of DAC from the assumption changes mentioned above, was $170.1 million and $139.8 million for the periods from April 29, 2004 through December 31, 2004 and from January 1, 2004 through April 28, 2004, respectively, and was $334.9 million and $ 334.0 million for the years ended December 31, 2003, and 2002, respectively.

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

      Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis. The accompanying statements of income reflect premiums, benefits and settlement expenses net of reinsurance ceded. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company remains liable to its policyholders to the extent that counterparties to reinsurance ceded contracts do not meet their contractual obligations. Refer to
Note 12-Reinsurance for additional disclosures regarding this topic.

      Goodwill and Other Intangible Assets. In the merger with Manulife, the Company de-recognized its intangible assets including goodwill, value of business acquired (VOBA) and management contracts. Also, in the merger, the Company recognized new non-amortizable intangible assets including goodwill, brand name and investment management contracts, and recognized new amortizable intangible assets including VOBA, distribution networks and other investment management contracts. The Company accounts for all of these intangible assets in accordance with Statement of Financial Standards No. 142 -- Goodwill and Other Intangible Assets, including initial valuation, amortization or non-amortization, and impairment testing for these intangible assets. Refer to
Note 18 -- Goodwill and Other Intangible Assets for a detailed discussion and presentation of each of these new intangible assets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

      Separate Accounts. Separate account assets and liabilities reported in the Company's Consolidated Balance Sheets represent funds that are administered and invested by the Company to meet specific investment objectives of the contractholders. Net investment income and net realized investment and other gains (losses) generally accrue directly to such contractholders who bear the investment risk, subject, in some cases, to principal guarantees and minimum guaranteed rates of income. The assets of each separate account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets are reported at fair value. Deposits, net investment income and net realized investment and other gains (losses) of separate accounts are not included in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type product charges.

      Future Policy Benefits and Policyholders' Funds. Future policy benefits for participating traditional life insurance policies are based on the net level premium method. This net level premium reserve is calculated using the guaranteed mortality and dividend fund interest rates, which range from 2.5% to 5.5%. The liability for annual dividends represents the accrual of annual dividends earned. Settlement dividends are accrued in proportion to gross margins over the life of the policies.

      For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.5% to 9.5% for life insurance liabilities, from 4.2% to 6.5% for individual annuity liabilities and from 1.7% to 11.3% for group annuity liabilities.

      Future policy benefits for long-term care insurance policies are based on the net level premium method. Assumptions established at policy issue as to mortality, morbidity, persistency, interest and expenses, which include a margin for adverse deviation, are based on estimates developed by management. Interest rates used in establishing such liabilities range from 5.0% to 6.6%.

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

      Policyholders' funds for universal life and investment-type products, including guaranteed investment contracts and funding agreements, are equal to the total of the policyholder account values before surrender charges, additional reserves established to adjust for lower market interest rates as of the merger date, and additional reserves established on certain guarantees offered in certain variable annuity products. Policyholder account values include deposits plus credited interest or change in investment value less expense and mortality fees, as applicable, and withdrawals. Policy benefits that are charged to expense and include benefit claims incurred in the period in excess of related policy account balances and interest credited to policyholders' account balances. Interest crediting rates range from 3.0% to 8.0% for universal life insurance products and from 1.7% to 11.3% for investment type products. Policy benefits charged to expense also include the change in the additional reserve for fair value adjustments as of the merger date and certain guarantees offered in certain investment type products.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

      Major components of policyholders' funds in the Company's Consolidated Balance Sheets are summarized in the table below:

                                                                   December 31,
                                                                2004         2003
                                                              ---------------------
                                                                   (in millions)
Liabilities for policyholders' funds
   Guaranteed investment contracts ........................   $ 3,691.0   $ 4,770.2
   U.S. funding agreements ................................       138.0       144.3
   Global funding agreements and Canadian institutional
      annuities backing medium-term notes .................    11,209.4    12,679.8
   Other investment-type contracts ........................     2,866.1     2,641.0
                                                              ---------   ---------
         Total liabilities for investment-type contracts ..    17,904.5    20,235.3
Liabilities for individual annuities ......................        80.0        60.5
Universal life and other reserves .........................     2,206.7     2,432.3
                                                              ---------   ---------
Total liabilities for policyholders' funds ................   $20,191.2   $22,728.1
                                                              =========   =========

      Global Funding Agreements and Canadian Institutional Annuities. The Company's domestic insurance subsidiary, the John Hancock Life Insurance Company (the Life Company) has two distribution programs for global funding agreements that back medium-term notes sold worldwide. The Company also had, before December 29, 2004, another distribution program for Canadian institutional annuities that back medium-term notes sold in Canada. This program was operated through the Company's Canadian insurance subsidiary, The Maritime Life Assurance Company (Maritime Life). This third program was transferred along with all of the assets, liabilities and operations of Maritime Life, to The Manufacturers Life Insurance Company (MLI), a Manulife Canadian subsidiary, on December 29, 2004. See Discontinued Operations above for more discussion of this transfer.

      Under these programs, global funding agreements (and, before the transfer of Maritime to MLI, annuities) are purchased from the Company by special purpose entities (SPEs) that fund their purchases with the proceeds from their issuance of medium-term notes to investors. These SPEs pledge the global funding agreements and annuities as security for the repayment of their medium-term notes, but the notes are non-recourse to the Company and its subsidiaries. Under these distribution programs, as of December 31, 2004 and 2003, the Company had $11.3 billion and $12.9 billion, respectively, of global funding agreements and annuities outstanding.

      These global funding agreements and annuities are investment products that pay a stated rate of interest on the principal amount and repay the principal at maturity. The global funding agreements may not be terminated or surrendered prior to maturity. Claims for principal and interest under the global funding agreements (which are issued by the Life Company) are afforded equal priority to claims of life insurance and annuity policyholders under the insolvency provisions of the Massachusetts Insurance Laws. Claims under the institutional annuities (which were issued by Maritime Life) are afforded equal priority to the claims of policyholders under the provisions of Canada's Winding-Up and Restructuring Act. If a medium-term note sold world-wide under the first two programs is denominated in a currency different from the currency of the related global funding agreement or annuity, the Company's U.S. insurance subsidiary also enters into a currency swap with the SPE, and a third party, to match currencies. Similarly, the Company's U.S. insurance subsidiary may enter into an interest rate swap with the SPE to match the interest rate characteristics of the global funding agreement to those of the related medium-term note. All medium-term notes issued under third program in Canada were denominated in Canadian dollars, as were the institutional annuities. Maritime entered into currency swaps with third parties to hedge currency risk of the annuity payments.

      Under the first program, established in May 1998 for $2.5 billion, and expanded to $7.5 billion in 1999, an SPE issued medium-term notes in Europe, Asia and Australia. As of December 31, 2004 and 2003, there was $2.8 billion and $3.8 billion, respectively, outstanding under this program. This SPE is not consolidated in the Company's financial statements. The medium-term notes issued by this SPE are included in policyholder funds in the Company's Consolidated Balance Sheets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

      Under the second program, established in June 2000, for $5.0 billion, expanded in stages to $12.5 billion by June 2003, an SPE issued medium-term notes in Europe, Asia, and to institutional investors in the United States. As of December 31, 2004 and 2003, there was $8.5 billion and $8.7 billion, respectively, outstanding under this program. This SPE is not consolidated in the Company's Consolidated Financial Statements.

      Under the third program, established in December 2001, for $1.0 billion (Cdn $1.5 billion), an SPE issued medium-term notes to investors in Canada. As of December 31, 2003, there was $0.4 billion (Cdn $0.5 billion) outstanding under this program. This SPE was not consolidated in the Company's Consolidated Financial Statements before its transfer to MLI.

      At December 31, 2004, the annual contractual maturities of global funding agreements backing medium term notes issued under these programs were as follows: 2005--$2,547.0 million; 2006--$2,884.5 million; 2007--$861.6 million;
2008-- $1,488.2 million, 2009 -- $1,753.9 and thereafter--$1,741.0 million.

      Participating Insurance. Participating business represents approximately 100.0%, 80.9% and 81.6%, of the Company's traditional life insurance in force, 100.0%, 96.2% and 96.3%, of the number of traditional life insurance policies in force, and 100.0%, 94.3% and 92.5%, of traditional life insurance premiums in 2004, 2003 and 2002, respectively.

      The portion of earnings allocated to participating pension contractholders and closed block policyholders that cannot be expected to inure to the Company is excluded from net income and shareholder's equity.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

      Stock-Based Compensation. For stock option grants made to employees prior to January 1, 2003, the Company applied the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which resulted in no compensation expense recognized for these stock option grants to employees. Prior to January 1, 2003 the Company recognized compensation expense at the time of the grant or over the vesting period for grants of non-vested stock to employees and non-employee board members and grants of stock options to non-employee general agents and has continued this practice. All options granted under those plans had an exercise price equal to the market value of the Company's common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect of which is to record compensation expense for grants made subsequent to this date. The following table illustrates the pro forma effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

      In the merger all of the JHFS unvested stock options as of the date of announcement of the merger on September 28, 2003, vested immediately prior to the closing date and were exchanged for options exercisable for approximately 23 million Manulife common shares. In addition, substantially all outstanding grants of restricted stock as of the date of the announcement of the merger on September 28, 2003, vested immediately prior to the closing date. The Company granted approximately 29,000 shares of Manulife restricted stock subsequent to the merger. Subsequent to the merger the Company continues to incur compensation expense related to stock compensation issued by Manulife.

                                                                 Period from April    Period from
                                                                 29, 2004 through   January 1, 2004    Year Ended        Year Ended
                                                                   December 31,      through April     December 31,    December 31,
                                                                       2004             28, 2004          2003             2002
                                                                 ------------------------------------------------------------------
                                                                                        (in millions)

Net income, as reported.........................................       $467.9            $337.1           $806.0          $499.5
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects..............          4.6               5.4             14.4             3.5
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net of
   related tax effects (unaudited)..............................          4.6               8.0             42.3            60.2
                                                                 ----------------------------------------------------------------
Pro forma net income (unaudited)................................       $467.9            $334.5           $778.1          $442.8
                                                                 ================================================================

      Federal Income Taxes. The provision for Federal income taxes includes amounts currently payable or recoverable and deferred income taxes, computed under the liability method, resulting from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. Foreign subsidiaries and U.S. subsidiaries operating outside of the United States are taxed under applicable foreign statutory rates. Refer to Note 6 - Income Taxes for additional disclosures on this topic.

      Foreign Currency Translation. The assets and liabilities of operations in foreign currencies are translated into United States dollars at current exchange rates. Revenues and expenses are translated at average rates during the year. The resulting net translation adjustments for each year are accumulated and included in shareholder's equity. Gains or losses on foreign currency transactions are reflected in earnings.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

Cumulative Effect of Accounting Changes

Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts

      The Company adopted SOP 03-1 on January 1, 2004, which resulted in an increase in shareholder's equity of $40.4 million (net of tax of $21.2 million). The Company recorded a decrease in net income of $4.3 million (net of tax benefit of $1.8 million) which is presented as the cumulative effect of an accounting change, and an increase in other comprehensive income of $3.5 million (net of tax of $1.9 million) on January 1, 2004. An additional increase of $41.3 million of net income, net of tax of $(21.1) million is recorded in discontinued operations. Finally, in conjunction with the adoption of SOP 03-1 the Company reclassified $933.8 million in separate account assets and liabilities to the corresponding general account balance sheet accounts. See Recent Accounting Pronouncements below for further discussion.

FASB Derivatives Implementation Group Issue No. B36--Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36)

      The Company adopted DIG B36 on October 1, 2003, which resulted in a decrease in shareholder's equity of $66.3 million (net of tax of $35.7 million). The Company recorded a reduction in net income of $166.2 million (net of tax of $89.5 million) partially offset by an increase in other comprehensive income of $99.9 million (net of tax of $53.8 million) which were recorded as the cumulative effects of an accounting change, on October 1, 2003. For additional discussion of DIG B-36, refer to the Recent Accounting Pronouncements section below.

Recent Accounting Pronouncements

SFAS No. 123 (revised 2004) - Share Based Payment

      In December, 2004, the Financial Accounting Standards Board (the FASB) issued SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company uses the Black-Scholes-Merton option pricing model to estimate the value of stock options granted to employees and expects to continue to use this model upon our anticipated adoption of SFAS No. 123(R), on July 1, 2005.

      Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No 123 will be recognized under Statement No. 123(R). However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income and earnings per share in Note 2 - Significant Accounting Policies to our consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

         SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend upon, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $- million, $4.3 million, and $5.0 million in 2004, 2003 and 2002, respectively.

FASB Staff Position 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

      In May, 2004, the FASB issued FASB Staff Position 106-2 - "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" (FSP 106-2). In accordance with FSP 106-2, the Company recorded a $40.9 million reduction in the accumulated plan benefit obligation as of the purchase accounting re-measurement date (April 28, 2004) and a $1.6 million decrease in net periodic postretirement benefit costs for the period April 29, 2004 through December 31, 2004.

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits from John Hancock. The first group, those who retired prior to January 1, 1992, receive a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet Medicare's criteria for a qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with FASB Staff Position FAS 106-2, the Company reflected a reduction in liability for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004). With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final regulations on determining whether a benefit meets the actuarial criteria for qualifying drug coverage have not been issued by Medicare as of December 31, 2004, the Company will address the impact of the Act with respect to post-1991 retirees once these clarifying regulations have been issued.

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

Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts

      On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits, and sales inducements to contractholders. Refer to Note 12- Certain Separate Accounts for additional disclosures required by SOP 03-1. Refer to Cumulative Effect of Account Changes above for presentation of impact of adoption.

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

      On October 1, 2003, the Company adopted DIG B36 and determined that certain of its reinsurance contracts and participating pension contracts contain embedded derivatives. In accordance with DIG B36, the Company bifurcated each of the contracts into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet with changes in fair value recorded in income. In the case of the Company, DIG B36 results in the establishment of derivative liabilities based on the fair value of all the underlying assets of the respective contracts, including both the assets recorded at amortized cost and the assets recorded at fair value on the balance sheet. With respect to the underlying assets held at amortized cost, current guidance does not permit adjustments to record the fair value of all of these assets. However, the Company's implementation of DIG B36 required embedded derivatives based on the fair value of those assets to be recorded in income. The Company recorded derivative liabilities aggregating $255.7 million based on the fair value of the assets underlying these contracts. Of this total liability, $95.1 million related to assets held at amortized cost without any adjustment recorded to recognize the change in the fair value of the asset. Prior to the adoption of DIG B36, the Company had established, through other comprehensive income, a reserve for its participating pension contracts to recognize the impact on contractholder liabilities of the realization of unrealized gains on assets backing those contracts. With the adoption of DIG B36, this reserve is no longer required and is replaced by the recognition of the fair value of the embedded derivative in income. The adoption of DIG B36 resulted in a decrease in shareholder's equity of $66.3 million (net of tax of $35.7 million). The Company recorded a reduction in net income of $166.2 million (net of tax of $89.5 million) partially offset by an increase in other comprehensive income of $99.9 million (net of tax of $53.8 million) which were recorded as the cumulative effects of an accounting change.

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

SFAS No. 142--Goodwill and Other Intangible Assets

      In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized against earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company has performed the required initial impairment tests of goodwill and management contracts as of September 30, 2003, based on the guidance in SFAS No.
142. The Company evaluated the goodwill and indefinite lived management contracts of each reporting unit for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. No goodwill or management contract impairments resulted from these required impairment tests.

      No impairment test was performed in 2004, because the Company's goodwill was replaced with new goodwill as a result of the merger with Manulife on April 28, 2004. The Company's post-merger goodwill will be initially tested for impairment in the second quarter of 2005.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Investments

      The following information summarizes the components of net investment income and net realized investment and other gains (losses) (in millions):

                                                                           Period from
                                                                             April 29      Period from
                                                                             through        January 1      Year Ended    Year Ended
                                                                           December 31,   through April   December 31,  December 31,
                                                                               2004         28, 2004          2003          2002
                                                                          ----------------------------------------------------------
Net investment income
   Fixed maturities ....................................................     $1,809.3        $1,083.0      $3,252.3      $3,042.4
   Equity securities ...................................................         10.8             1.8          22.2          11.5
   Mortgage loans on real estate .......................................        398.7           257.4         773.1         776.1
   Real estate .........................................................         21.5             5.5          57.9          72.3
   Policy loans ........................................................         78.6            38.9         124.0         120.7
   Short-term investments ..............................................         15.9             2.0          (1.6)          5.5
   Other ...............................................................        (67.3)          (25.6)       (189.1)       (174.1)
                                                                          -------------------------------------------------------
   Gross investment income .............................................      2,267.5         1,363.0       4,038.8       3,854.4

   Less investment expenses ............................................        105.5            51.8         189.5         226.1
                                                                          -------------------------------------------------------
         Net investment income .........................................     $2,162.0        $1,311.2      $3,849.3      $3,628.3
                                                                          =======================================================

                                                                           Period from
                                                                             April 29      Period from
                                                                             through        January 1      Year Ended    Year Ended
                                                                           December 31,   through April   December 31,  December 31,
                                                                               2004         28, 2004          2003          2002
                                                                          ----------------------------------------------------------
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of the business acquired, amounts credited to the policyholder dividend obligation and amounts credited to participating pension contractholders
   Fixed maturities ....................................................     $    6.9        $  (26.3)     $ (390.8)     $ (658.7)
   Equity securities ...................................................         20.9            73.9          71.3         102.4
   Mortgage loans on real estate and real estate to be disposed of .....        (33.5)           50.4         206.0          (7.7)
   Derivatives and other invested assets ...............................        (10.1)           10.1          82.0          42.3
   Amortization adjustment for deferred policy acquisition costs
     and value of the business acquired ................................         12.9            11.1          (6.4)         38.0
   Amounts credited to participating pension contractholders ...........          8.1           (34.0)          3.2          23.3
   Amounts credited to the policyholder dividend obligation ............          2.5            (5.2)         58.5          11.9
                                                                          -------------------------------------------------------
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of the business acquired, amounts credited to the policyholder dividend obligation and amounts credited to participating pension
    contractholders ....................................................     $    7.7        $   80.0      $   23.8      $ (448.5)
                                                                          =======================================================

      Gross gains were realized on the sale of available-for-sale securities of $177.0 million from April 29 through December 31, 2004, $212.7 million from January 1 through April 28, 2004, $638.7 million in 2003 and $352.3 million in 2002, and gross losses were realized on the sale of available-for-sale securities of $62.4 million from April 29 through December 31, 2004, $13.0 million from January 1 through April 28, 2004, $243.6 million in 2003 and $185.7 million in 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Investments - (continued)

      The Company's investments in held-to-maturity, and available-for-sale securities are summarized below for the dates indicated:

                                                                                             December 31, 2004
                                                                       -------------------------------------------------------
                                                                                           Gross       Gross
                                                                                        Unrealized   Unrealized
                                                                        Amortized Cost     Gains       Losses      Fair Value
                                                                       -------------------------------------------------------
                                                                                              (in millions)
Available-for-Sale:
      Corporate securities.........................................         $36,875.3       $799.7      $ 64.1      $37,610.9
      Asset-backed & mortgage-backed securities....................           9,977.6        131.2        49.6       10,059.2
      Obligations of states and political subdivisions.............             290.9          0.9         1.7          290.1
      Debt securities issued by foreign governments................             174.3         11.6         0.1          185.8
      U.S. Treasury securities and obligations of U.S. government
         corporations and agencies.................................             343.9          1.6         0.5          345.0
                                                                       -------------------------------------------------------
      Fixed maturities available-for-sale total....................          47,662.0        945.0       116.0       48,491.0
      Equity securities............................................             321.5          9.7         0.7          330.5
                                                                       -------------------------------------------------------
      Total fixed maturities and equity securities
         available-for-sale .......................................         $47,983.5       $954.7      $116.7      $48,821.5
                                                                       =======================================================

                                                                                             December 31, 2003
                                                                       -------------------------------------------------------
                                                                                           Gross       Gross
                                                                                        Unrealized   Unrealized
                                                                        Amortized Cost     Gains       Losses      Fair Value
                                                                       -------------------------------------------------------
                                                                                              (in millions)
Held-to-Maturity:
      Corporate securities........................................         $  1,148.4    $   21.4      $   18.3    $ 1,151.5
      Mortgage-backed securities..................................              346.7        21.6           0.4        367.9
      Obligations of states and political subdivisions............                3.5         0.1            --          3.6
                                                                       -------------------------------------------------------
      Fixed maturities held-to-maturity total.....................         $  1,498.6    $   43.1      $   18.7    $ 1,523.0
                                                                       =======================================================
Available-for-Sale:
      Corporate securities........................................         $ 38,640.2    $2,891.4      $  310.2    $41,221.4
      Asset-backed & mortgage-backed securities...................            7,578.0       292.6         144.6      7,726.0
      Obligations of states and political subdivisions............              426.0        17.8           1.4        442.4
      Debt securities issued by foreign governments...............            1,955.6       243.5           2.3      2,196.8
      U.S. Treasury securities and obligations of U.S. government
         corporations and agencies................................              297.0         4.9           1.5        300.4
                                                                       -------------------------------------------------------
      Fixed maturities available-for-sale total...................           48,896.8     3,450.2         460.0     51,887.0
      Equity securities...........................................              665.8       133.9           4.6        795.1
                                                                       -------------------------------------------------------
      Total fixed maturities and equity securities
        available-for-sale........................................         $ 49,562.6    $3,584.1      $  464.6    $52,682.1
                                                                       =======================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Investments - (continued)

      The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below:

                                                  Amortized Cost    Fair Value
                                                 -------------------------------
                                                           (in millions)
Available-for-Sale:
Due in one year or less..........................   $  2,395.7       $  2,402.4
Due after one year through five years............     10,968.7         11,084.1
Due after five years through ten years...........     14,191.4         14,512.0
Due after ten years..............................     10,128.6         10,433.3
Mortgage-backed securities.......................      9,977.6         10,059.2
                                                 -------------------------------
      Total......................................   $ 47,662.0       $ 48,491.0
                                                 ===============================

      Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

      The change in net unrealized gains (losses) on trading securities that has been included in earnings during 2004, 2003 and 2002 amounted to $14.6 million, $5.8 million and $(5.9) million, respectively.

      The Company participates in a security lending program for the purpose of enhancing income on securities held. At December 31, 2004 and 2003, $339.3 million and $426.9 million, respectively, of the Company's securities, at market value, were on loan to various brokers/dealers, and were fully collateralized by cash and highly liquid securities. The market value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102% of the loaned securities' market value.

      For 2004, 2003 and 2002, net investment income passed through to participating pension contractholders as interest credited to policyholders' account balances amounted to $170.5 million, $161.7 million and $168.3 million, respectively.

      Depreciation expense on investment real estate was $3.9 million, $3.1 million, and $4.4 million in 2004, 2003 and 2002, respectively. Accumulated depreciation was $13.9 million and $45.3 million at December 31, 2004 and 2003, respectively.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer and other senior management. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

      The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company's ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value is be charged to earnings.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Investments - (continued)

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

      Summarized data for securities with unrealized losses, sorted by duration of unrealized loss status, are presented in the table below.

                                                                         As of December 31, 2004

                                             Less than 12 months            12 months or more                  Total
                                             -------------------            -----------------                  -----
                                           Carrying                      Carrying                     Carrying
                                           Value of                      Value of                     Value of
                                          Securities                    Securities                   Securities
                                             with                          with                         with
                                          Unrealized     Unrealized     Unrealized    Unrealized     Unrealized     Unrealized
Description of Securities:                   Loss          Losses          Loss         Losses          Loss          Losses
                                         ----------------------------------------------------------------------------------------
                                                                              (in millions)

US Treasury obligations and direct
    obligations of U.S. government
    agencies.........................        $   355.2        $   2.2       --            --           $   355.2         $   2.2

Federal agency mortgage backed
    securities.......................          3,214.9           49.6       --            --             3,214.9            49.6

Debt securities issued by foreign
    governments......................             10.3            0.1       --            --                10.3             0.1

Corporate bonds......................          7,407.6           64.1       --            --             7,407.6            64.1
                                         ----------------------------------------------------------------------------------------
Total debt securities................         10,988.0          116.0       --            --            10,988.0           116.0

Common stocks........................              4.8            0.7       --            --                 4.8             0.7
                                         ----------------------------------------------------------------------------------------
     Total...........................        $10,992.8        $ 116.7       --            --           $10,992.8         $ 116.7
                                         ========================================================================================

      The aging of unrealized losses above reflects the mark to market of the portfolio on April 28, 2004. Gross unrealized losses above include unrealized losses from hedging adjustments. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse over time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      At December 31, 2004 the fixed maturity securities had a total gross unrealized loss of $116.0 million. Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies' statistics indicate that investment grade securities have been found to be less likely to develop credit concerns. The gross unrealized loss on below investment grade fixed maturity securities declined from $261.1 million at December 31, 2003 to $18.0 million at December 31, 2004 primarily due to the mark to market on the portfolio as of April 28, 2004. The gross unrealized loss as of December 31, 2004 was largely due to interest rate changes since April 28, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Investments - (continued)

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

                                                Balance at                                     Balance at
                                            Beginning of Period    Additions    Deductions    End of Period
                                            ----------------------------------------------------------------
                                                                     (in millions)
April 29 through December 31, 2004
      Mortgage loans on real estate ....          $ 84.2            $ 45.4        $ 84.3          $ 45.3
      Real estate to be disposed of ....              --                --            --              --
                                            ----------------------------------------------------------------
            Total ......................          $ 84.2            $ 45.4        $ 84.3          $ 45.3
                                            ================================================================

January 1 through April 28, 2004
      Mortgage loans on real estate ....          $ 66.2            $ 23.3        $  5.3          $ 84.2
      Real estate to be disposed of ....              --                --            --              --
                                            ----------------------------------------------------------------
            Total ......................          $ 66.2            $ 23.3        $  5.3          $ 84.2
                                            ================================================================

Year ended December 31, 2003
      Mortgage loans on real estate ....          $ 62.0            $ 56.6        $ 52.4          $ 66.2
      Real estate to be disposed of ....             2.8               0.6           3.4              --
                                            ----------------------------------------------------------------
            Total ......................          $ 64.8            $ 57.2        $ 55.8          $ 66.2
                                            ================================================================

Year ended December 31, 2002
      Mortgage loans on real estate ....          $113.7            $  7.8        $ 59.5          $ 62.0
      Real estate to be disposed of ....            83.6              32.4         113.2             2.8
                                            ----------------------------------------------------------------
            Total ......................          $197.3            $ 40.2        $172.7          $ 64.8
                                            ================================================================

      At December 31, 2004 and 2003, the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                             December 31
                                                     ---------------------------
                                                       2004              2003
                                                     ---------------------------
                                                            (in millions)
Impaired mortgage loans on real estate with
  provision for losses.............................   $163.3            $ 127.6
Provision for losses...............................    (45.3)             (37.5)
                                                     ---------------------------
Net impaired mortgage loans on real estate.........   $118.0            $  90.1
                                                     ===========================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Investments - (continued)

      The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                       Years Ended December 31,
                                                        2004     2003     2002
                                                       -----------------------
                                                             (in millions)
Average recorded investment in impaired loans.......   $145.5   $ 94.3   $83.2
Interest income recognized on impaired loans........      7.3      3.4     5.0

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

      Restructured mortgage loans aggregated $107.3 million and $87.8 million as of December 31, 2004 and 2003, respectively. The expected gross interest income that would have been recorded had the loans been current in accordance with the original loan agreements and the actual interest income recorded were as follows:

                                                      Years Ended December 31,
                                                       2004       2003     2002
                                                    ----------------------------
                                                            (in millions)
Expected..........................................    $10.1       $7.6     $4.8
Actual............................................      8.7        7.2      4.7

      At December 31, 2004, the mortgage portfolio was diversified by geographic region and specific collateral property type as displayed below:

                                                  Carrying      Geographic                                          Carrying
Property Type                                      Amount       Concentration                                        Amount
-------------                                      ------       -------------                                        ------
                                                (in millions)                                                     (in millions)
Apartments................................         $ 1,645.9    East North Central..............................    $ 1,242.0
Hotels....................................             437.6    East South Central..............................        473.7
Industrial................................           1,008.2    Middle Atlantic.................................      1,690.1
Office buildings..........................           2,414.4    Mountain........................................        752.1
Retail....................................           2,684.9    New England.....................................        932.5
Multi-Family..............................               0.7    Pacific.........................................      2,549.0
Mixed Use.................................             438.3    South Atlantic..................................      2,554.1
Agricultural..............................           2,951.9    West North Central..............................        408.4
Other.....................................             279.6    West South Central..............................        983.3
                                                                Canada/Other....................................        276.3
Allowance for losses......................             (45.3)   Allowance for losses............................        (45.3)
                                               ---------------                                                    -------------
      Total...............................         $11,816.2          Total.....................................    $11,816.2
                                               ===============                                                    =============

      Mortgage loans with outstanding principal balances of $127.0 million, and bonds with amortized cost of $164.0 million were non-income producing for the year ended December 31, 2004. There was no non-income producing real estate for the year ended December 31, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Investments - (continued)

      Securitization activity

      The Company originates commercial mortgages and sells them to Commercial Mortgage Backed Securities Trusts (Trusts), and in certain cases, retains servicing rights to the mortgages sold. These Trusts are QSPEs in accordance with SFAS No. 140 and therefore, as transferor of financial assets to these Trusts, the Company is prohibited from using consolidation accounting for its relationships with them. During 2004, 2003, and 2002, the Company sold $124.7 million, $529.8 million, and $343.5 million of commercial mortgage loans in securitization transactions, respectively, for which it received net proceeds of $125.0 million, $541.4 million, and $345.2 million, respectively, from which it recognized pre-tax gains of $0.3 million, $12.0 million, and $1.9 million, respectively, and from which it retained servicing assets of (none for 2004), $0.4 million, and $0.3 million, respectively. The Company's mortgage servicing assets were valued, in the aggregate, at $1.6 million, and $4.7 million at December 31, 2004 and 2003, respectively.

      During December, 2003, the Company securitized $277.6 million of below investment grade corporate bonds, all of which were previously owned by the Company, by transferring them to a trust, Signature QSPE, Limited (the Trust), which the Company sponsored. The Trust is a QSPE in accordance with SFAS No. 140, and as transferor of assets to the Trust, the Company is prohibited from consolidating the Trust. The Company retained $140.0 million of notes issued by the Trust which were rated A1, and which are recorded as fixed maturities available for sale on the Company's Consolidated Balance Sheets, and retained $12.7 million of equity issued by the QSPE, which is unrated, and which is recorded in other invested assets on the Company's Consolidated Balance Sheets. The Company received net proceeds of $124.9 million, representing the proceeds from sales of notes issued by the Trust to unrelated parties, and the Company recorded a realized gain of $10.8 million on these proceeds. The Company recognized no servicing assets as a result of this securitization. All of the assets transferred from the Company to the trust were performing assets; none of the transferred assets were delinquent or in default. No similar securitization was performed in 2004.

         The Company values retained security interests in securitizations, at time of issue and subsequently, using the same pricing methods as it uses for its existing investment portfolio. Fair value prices are obtained from an independent pricing service when available, and if not available are estimated by the Company by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Refer to Note 17 - Fair Value of Financial Instruments below for further discussion of the Company's fair value methodologies. The Company values servicing rights by estimating future cash flows from the servicing assets using discount rates that approximate market rates.

      Equity method investments

      Investments in other assets, which include unconsolidated joint ventures, partnerships, and limited liability corporations, accounted for using the equity method of accounting totaled $2,488.6 million and $2,003.9 million at December 31, 2004 and 2003, respectively. Total combined assets of such investments were $15,539.3 million and $15,800.4 million (consisting primarily of investments), and total combined liabilities were $3,557.4 million and $2,146.6 million (including $1,386.8 million and $1,216.3 million of debt) at December 31, 2004 and 2003, respectively. Total combined revenues and expenses of these investments in 2004 were $1,416.7 million and $773.5 million, respectively, resulting in $643.2 million of total combined income from operations. Total combined revenues and expenses in 2003 were $1,305.1 million and $1,054.3 million, respectively, resulting in $250.8 million of total combined income from operations. Total combined revenues and expenses in 2002 were $1,002.9 million and $1,212.3 million, respectively, resulting in $209.3 million of total combined loss from operations. Depending on the timing of receipt of audited financial statements of these other assets, the above financial data may be up to one year in arrears. Net investment income on investments accounted for using the equity method of accounting totaled $124.1 million for the period from April 28, 2004 through December 31, 2004 and $74.3 million for the period from January 1, 2004 through April 28, 2004. Net investment income on investments accounted for using the equity method of accounting totaled $140.9 million and $66.8 million in 2003 and 2002, respectively.

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

 Total size of Company-Managed CDOs (1)                        December 31,
                                                         2004             2003
                                                       -------------------------
                                                              (in millions)

Total assets ...................................        $3,775.9        $4,922.2
                                                        ========        ========
Total debt .....................................         3,707.9        $4,158.2
Total other liabilities ........................             9.0           712.0
                                                        --------        --------
Total liabilities ..............................         3,716.9         4,870.2
Total equity ...................................            59.0            52.0
                                                        --------        --------
Total liabilities and equity ...................        $3,775.9        $4,922.2
                                                        ========        ========

(1) The reduction in size of the Company-Managed CDOs is primarily due to the liquidation, at maturity, of Declaration Funding 1 LTD, in May 2004.

Maximum exposure of the Company to losses from                                      December 31,
Company-Managed CDOs                                                         2004                    2003
                                                                      ------------------------------------------
                                                                            (in millions, except percents)
Investment in tranches of Company managed CDOs, by credit rating
(Moody's/Standard & Poors):
Aaa/AAA ........................................................      $160.2      61.2 %      $201.0        35.6%
Aa1/AA+ ........................................................        62.7        24.0        75.7        13.4
Baa2/BBB .......................................................          --          --       218.0        38.8
B2 .............................................................          --          --         8.0         1.4
B3/B- ..........................................................         7.5         2.9          --          --
Caa1/CCC+ ......................................................        10.6         4.0        13.2         2.3
Not rated (equity) .............................................        20.6         7.9        48.1         8.5
                                                                      ------       -----      ------       -----
  Total Company exposure .......................................      $261.6       100.0%     $564.0       100.0%
                                                                      ======       =====      ======       =====

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

Total size of the Properties (1)
                                                               December 31,
                                                           2004            2003
                                                        ------------------------
                                                              (in millions)

Total assets .......................................      $1,103.9      $  982.7
                                                          ========      ========
Total debt .........................................      $  669.9      $  576.3
Total other liabilities ............................         103.3         116.6
                                                          --------      --------
Total liabilities ..................................         773.2         692.9
Total equity .......................................         330.7         289.8
                                                          --------      --------
Total liabilities and equity .......................      $1,103.9      $  982.7
                                                          ========      ========

(1) Property level data reported above is reported with three month delays due to the delayed availability of financial statements of the Funds.

Maximum exposure of the Company to losses from the Properties
                                                                  December 31,
                                                              2004         2003
                                                             -------------------
                                                                 (in millions)

Equity investment in the Properties (1) ...................   $323.2      $291.0
Outstanding equity capital commitments to the Properties ..     90.9       108.2
Carrying value of mortgages for the Properties ............     67.1        62.8
Outstanding mortgage commitments to the Properties ........      0.9         5.1
                                                              ------      ------
Total Company exposure ....................................   $482.1      $467.1
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Relationships with Variable Interest Entities - (continued)

Since 2001, the Company has been involved with Arclight Energy Partner Fund I, L.P. (Arclight), which is a private equity fund which invests in the electric power, utility and energy industry sectors. The Company is a limited partner investor, owning approximately 55.0% of Arclight's partners' capital at December 31, 2004. The Company's potential losses in relation to Arclight are limited to its investment in Arclight. As of September 30, 2004, the most recent date for which data is available, Arclight had total assets of $825.4 million, $0.8 million of liabilities, and $824.6 million of partners' capital. The Company has determined that it is not the primary beneficiary of this entity and accordingly does not need to consolidate Arclight.

Note 5 -- Derivatives and Hedging Instruments

      The fair values of derivative instruments classified as assets at December 31, 2004 and 2003 were $1,167.4 million and $1,168.9 million, respectively, and appear on the consolidated balance sheet in other assets. The fair values of derivative instruments classified as liabilities at December 31, 2004 and 2003 were $1,148.7 million and $1,277.3 million, respectively, and appear on the consolidated balance sheet in other liabilities. The fair values of derivative instruments, identified as embedded derivatives in participating pension contracts pursuant to DIG B36, classified as liabilities and appear on the in policyholders' funds at December 31, 2004 and 2003 were $48.6 million and $225.6 million, respectively.

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

      For the period January 1, 2004 through April 28, 2004, the Company recognized net gains of $4.4 million related to the ineffective portion of its fair value hedges, and net losses of $3.8 million related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the period April 29, 2004 through December 31, 2004, the Company recognized net losses of $38.5 million related to the ineffective portion of its fair value hedges, and net gains of $1.1 million related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the year ended December 31, 2003, the Company recognized net losses of $5.8 million related to the ineffective portion of its fair value hedges, and net losses of $1.5 million related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. These amounts are recorded in net realized investment and other gains and losses.

      Cash Flow Hedges. The Company uses forward starting interest rate swap agreements to hedge the variable cash flows associated with future fixed income asset acquisitions, which will support the Company's long-term care and life

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Derivatives and Hedging Instruments - (continued)

insurance businesses. These agreements will reduce the impact of future interest rate changes on the cost of acquiring adequate assets to support the investment income assumptions used in pricing these products. During the periods in the future when the acquired assets are held by the Company, the accumulated gain or loss will be amortized into investment income as a yield adjustment on the assets.

      The Company also uses interest rate swap agreements to hedge the variable cash flows associated with payments that it will make on certain funding agreements issued by the company. Amounts are reclassified from other comprehensive income as a yield adjustment when the payments are made.

      For the period January 1, 2004 through April 28, 2004, the Company recognized losses of $4.8 million related to the ineffective portion of its cash flow hedges. For the period April 29, 2004 through December 31, 2004 the Company recorded gains of $7.7 million related to the ineffective portion of its cash flow hedges. These amounts are recorded in net realized investment and other gains and losses. For the year ended December 31, 2004, all of the Company's hedged forecast transactions qualified as cash flow hedges.

      For the period January 1, 2004 through April 28, 2004, a net gain of $1.2 million was reclassified from other accumulated comprehensive income to earnings. For the period April 29, 2004 through December 31, 2004, the Company reclassified no gains or losses from other accumulated comprehensive income to earnings. It is anticipated that approximately $1.3 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

      For the year ended December 31, 2004, none of the Company's cash flow hedges were discontinued because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

      For the period January 1, 2004 through April 28, 2004, losses of $40.7 million (net of tax of $21.8 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges were added to accumulated other comprehensive income, resulting in a balance of $182.6 million (net of tax of $99.6 million) respectively. For the period April 29, 2004 through December 31, 2004, gains of $225.1 million (net of tax of $100.6 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges were added to accumulated other comprehensive income, resulting in a balance of $225.1 million (net of tax of $100.6 million) at December 31, 2004. For the year ended December 31, 2003 gains of $28.7 million, net of tax of $15.5 million, representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges were added to accumulated other comprehensive income, resulting in balances of $223.3 million, net of tax of $120.3 million.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Income Taxes

      The Company files a life/non-life insurance company consolidated Federal income tax return. The life insurance company sub-group includes three domestic life insurance companies (John Hancock Life Insurance Company, (the Life Company), John Hancock Variable Life Insurance Company and Manulife Insurance Company , (formerly Investors Partner Life Insurance Company) and a Bermuda life insurance company (John Hancock Reassurance Company, Ltd.) that is treated as a U.S. company for Federal income tax purposes. The non-life insurance company subgroup consists of John Hancock Financial Services, Inc., John Hancock Subsidiaries, LLC and John Hancock International Holdings, Inc.

      The Company has unremitted foreign earnings from its foreign subsidiaries, predominantly Canadian, which are permanently reinvested under FASB Statement No. 109. If the unremitted earnings at December 31, 2004 were distributed, there would be an incremental U.S. tax of approximately $410.0 million after foreign tax credits.

      Income before income taxes, discontinued operations and cumulative effect of accounting changes includes the following:

                                                         April 29 through     January 1
                                                           December 31,   through April 28,
                                                               2004              2004           2003          2002
                                                         ----------------------------------------------------------
                                                                                  (in millions)
Domestic .............................................       $  499.8          $  382.0      $1,141.3      $  523.7

Foreign ..............................................           16.8               2.0          14.1           8.0
                                                         ----------------------------------------------------------
Income before income taxes, discontinued operations
   and cumulative effect of accounting changes .......       $  516.6          $  384.0      $1,155.4      $  531.7
                                                         ==========================================================

      The components of income taxes were as follows:

                               April 29         January 1
                                through          through
                           December 31, 2004  April 28, 2004     2003      2002
                           -----------------------------------------------------
                                                 (in millions)
Current taxes:
Federal ..................       $ 56.8           $(34.3)      $147.7    $ 47.2
Foreign ..................          7.7              1.1          3.9       2.0
State ....................          3.0              1.5          4.6       4.6
                             ---------------------------------------------------
Total current taxes ......         67.5            (31.7)       156.2      53.8
Deferred taxes:
Federal ..................         73.4            149.8        167.1      42.8
Foreign ..................         (0.6)            (0.8)         0.1       0.7
State ....................         (4.4)            (2.2)        (6.7)     (6.7)
                             ---------------------------------------------------
   Total deferred taxes ..         68.4            146.8        160.5      36.8
                             ---------------------------------------------------
Total income taxes .......       $135.9           $115.1       $316.7    $ 90.6
                             ===================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Income Taxes - (continued)

      A reconciliation of income taxes computed by applying the Federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                      April 29      January 1
                                      through        through
                                    December 31,    April 28,
                                        2004          2004      2003      2002
                                    --------------------------------------------
                                                     (in millions)
Tax at 35%.......................      $180.8       $134.4     $404.4    $186.1
Add (deduct):
Prior year taxes.................        16.1          2.3        4.7      (6.6)
Tax credits......................       (37.9)       (18.6)     (50.2)    (36.4)
Foreign taxes....................         1.3           --        1.4       2.0
Tax exempt investment income.....        (7.3)        (4.2)     (20.7)    (35.6)
Lease income.....................       (24.5)        (2.4)      (9.7)    (25.5)
Other............................         7.4          3.6      (13.2)      6.6
                                    --------------------------------------------
      Total income taxes.........      $135.9       $115.1     $316.7     $90.6
                                    ============================================

      The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                              December 31,
                                                          2004           2003
                                                       ------------------------
                                                                (in millions)
Deferred tax assets:
Policy reserve adjustments ..........................   $1,008.9      $   562.9
Dividends payable to policyholders ..................      253.0           99.6
Interest ............................................       56.6           40.2
Other employee benefits .............................      176.9          174.9
GAAP basis in excess of tax basis of investments ....      519.2          217.7
Unearned premium ....................................        5.8          275.8
Deferred policy acquisition costs ...................      140.6             --
Pension plan expense ................................       57.7             --
Other ...............................................       10.1          238.0
                                                       ------------------------
      Total deferred tax assets .....................    2,228.8        1,609.1
Deferred tax liabilities:
Deferred policy acquisition costs ...................         --        1,237.2
Pension plan expense ................................         --           49.1
Depreciation ........................................       33.7           68.5
Basis in partnerships ...............................      108.9           72.6
Market discount on bonds ............................      147.9           20.0
Lease income ........................................       71.5        1,041.4
Value of business acquired ..........................    1,217.0           34.5
Unrealized gains ....................................      221.4          826.7
Merger expenses .....................................      209.9             --
                                                       ------------------------
      Total deferred tax liabilities ................    2,010.3        3,350.0
                                                       ------------------------
      Net deferred tax assets (liabilities) .........   $  218.5      $(1,740.9)
                                                       ========================

      The Company made income tax payments of $40.6 million, $177.2 million and $65.2 million in 2004, 2003 and 2002, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Closed Block

      As of February 1, 2000, the Company established a closed block for the benefit of certain classes of individual or joint traditional participating whole life insurance policies for which the Company had a dividend scale payable in 1999 and individual term life insurance policies that were in force on February 1, 2000. Assets were allocated to the closed block in an amount that, together with anticipated revenues from policies included in the closed block, was reasonably sufficient to support such business, including provision for payment of benefits, direct asset acquisition and disposition costs, and taxes, and for continuation of dividend scales payable in 1999, assuming experience underlying such dividend scales continues. Assets allocated to the closed block inure solely to the benefit of the holders of the policies included in the closed block and will not revert to the benefit of the shareholders of the Company. No reallocation, transfer, borrowing, or lending of assets can be made between the closed block and other portions of the Company's general account, any of its separate accounts, or any affiliate of the Company without prior approval of the Massachusetts Division of Insurance.

      If, over time, the aggregate performance of the closed block assets and policies is better than was assumed in funding the closed block, dividends to policyholders will be increased. If, over time, the aggregate performance of the closed block assets and policies is less favorable than was assumed in the funding, dividends to policyholders will be reduced.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Closed Block - (continued)

      The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                                                         December 31,
                                                                                                      2004           2003
                                                                                                   ------------------------
                                                                                                           (in millions)
Liabilities
Future policy benefits .......................................................................     $10,759.5      $10,690.6
Policyholder dividend obligation .............................................................         540.1          400.0
Policyholders' funds .........................................................................       1,506.7        1,511.9
Policyholder dividends payable ...............................................................         419.3          413.1
Other closed block liabilities ...............................................................          64.4           37.4
                                                                                                   ------------------------
           Total closed block liabilities ....................................................     $13,290.0      $13,053.0
                                                                                                   ========================
Assets
Investments
Fixed maturities:
     Held-to-maturity--at amortized cost (fair value: 2003--$69.6) ...........................            --      $    66.0
     Available-for-sale--at fair value (cost: 2004--$6,474.1; 2003--$5,847.6) ................     $ 6,585.6        6,271.1
Equity securities:
     Available-for-sale--at fair value (cost: 2004--$7.0; 2003--$9.1) ........................           7.0            9.1
Mortgage loans on real estate ................................................................       1,662.0        1,577.9
Policy loans .................................................................................       1,534.3        1,554.0
Short-term investments .......................................................................            --            1.2
Other invested assets ........................................................................         324.3          230.6
                                                                                                   ------------------------
           Total investments .................................................................      10,113.2        9,709.9
                                                                                                   ========================

Cash and cash equivalents ....................................................................         142.9          248.3
Accrued investment income ....................................................................         140.2          145.1
Other closed block assets ....................................................................         317.2          308.6
                                                                                                   ------------------------
           Total closed block assets .........................................................     $10,713.5      $10,411.9
                                                                                                   ========================
Excess of reported closed block liabilities over assets designated to the closed block .......     $ 2,576.5      $ 2,641.1
Portion of above representing other comprehensive income:
     Unrealized appreciation (depreciation), net of tax of $(39.7) million and $(148.0)
        million at 2004 and 2003, respectively ...............................................          74.3          275.3
     Allocated to the policyholder dividend obligation, net of tax $40.1 million and $148.1
        million at 2004 and 2003, respectively ...............................................         (74.4)        (275.1)
                                                                                                   ------------------------
           Total .............................................................................          (0.1)           0.2
                                                                                                   ------------------------
     Maximum future earnings to be recognized from closed block assets and liabilities .......     $ 2,576.4      $ 2,641.3
                                                                                                   ========================
Change in the policyholder dividend obligation:
Balance at beginning of period ...............................................................     $   400.0      $   288.9
Purchase accounting fair value adjustment ....................................................         208.4
Impact on net income before income taxes .....................................................         (68.4)         (57.9)
Unrealized investment gains (losses) .........................................................           0.1          169.0
                                                                                                   ------------------------
           Balance at end of period ..........................................................     $   540.1      $   400.0
                                                                                                   ========================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Closed Block - (continued)

                                                                                    Period from
                                                                                      April 29      Period from
                                                                                      through        January 1
                                                                                    December 31,   through April
                                                                                        2004          28, 2004        2003
                                                                                  -------------------------------------------
                                                                                                (in millions)
Change in the policyholder dividend obligation:
Balance at beginning of period..............................................           $308.8         $400.0       $ 288.9
Purchase accounting fair value adjustment...................................            208.4             --            --
Impact on net income before income taxes....................................            (91.8)          23.4         (57.9)
Unrealized investment gains (losses)........................................            114.7         (114.6)        169.0
                                                                                  -------------------------------------------
Balance at end of period....................................................           $540.1        $ 308.8       $ 400.0
                                                                                  ===========================================

                                                                              Period from    Period from
                                                                               April 29,      January 1
                                                                                through        through
                                                                              December 31,    April 28,
                                                                                  2004          2004          2003         2002
                                                                              ---------------------------------------------------
                                                                                                (in millions)
Revenues
Premiums .................................................................     $  573.2      $  278.0      $  915.7      $  969.9
Net investment income ....................................................        348.0         208.4         648.2         663.9
Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $8.1 million for the period April 29, through December 31, 2004; $(33.7) million for the period January 1 through April 28, 2004; and $(58.2) million and $(11.9) million, for the years ended December 31, 2003
   and 2002, respectively ................................................          1.3         (35.7)         (4.5)         (5.2)
Other closed block revenues ..............................................           --          (0.2)         (0.1)          0.1
                                                                               --------      --------      --------      --------
      Total closed block revenues ........................................        922.5         450.5       1,559.3       1,628.7
                                                                               ========      ========      ========      ========
Benefits and Expenses
Benefits to policyholders ................................................        636.0         310.9         982.0       1,057.6
Change in the policyholder dividend obligation ...........................        (85.2)        (11.2)         (2.4)        (60.2)
Other closed block operating costs and expenses ..........................         (3.4)          0.9          (3.0)         (5.2)
Dividends to policyholders ...............................................        285.1         141.1         449.5         489.7
                                                                               --------      --------      --------      --------
Total benefits and expenses ..............................................        832.5         441.7       1,426.1       1,481.9
                                                                               ========      ========      ========      ========

Closed block revenues, net of closed block benefits and expenses,
   before income taxes ...................................................         90.0           8.8         133.2         146.8
Income taxes, net of amounts credited to the policyholder dividend obligation of $1.7 million for the period April 29, through
   December 31, 2004; $0.6 million for the period January 1 through
   April 28, 2004; and $2.1 million and $1.3 million, for the years
   ended December 31, 2003 and 2002  respectively ........................         31.6           2.3          45.6          50.0
                                                                               --------      --------      --------      --------
Closed block revenues, net of closed block benefits and expenses,
   and income taxes ......................................................     $   58.4      $    6.5      $   87.6      $   96.8
                                                                               ========      ========      ========      ========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Closed Block - (continued)

      Maximum future earnings from closed block assets and liabilities:

                                                       Years Ended December 31,
                                                          2004           2003
                                                     ---------------------------
                                                             (in millions)
Beginning of period..............................        $2,641.3      $2,728.9
End of period....................................         2,576.4       2,641.3
                                                     ---------------------------
Change during period.............................        $  (64.9)     $  (87.6)
                                                     ===========================

Note 8 -- Debt and Line of Credit

      Short-term and long-term debt consists of the following:

                                                                                     December 31,
                                                                                 2004          2003
                                                                                ---------------------
                                                                                    (in millions)
Short-term debt:
      Commercial paper .....................................................    $  289.8     $  381.3
      Current maturities of long-term debt .................................       137.7        104.0
                                                                                --------     --------
            Total short-term debt ..........................................       427.5        485.3
                                                                                --------     --------
Long-term debt:
      Surplus Notes, 7.38%, maturing in 2024 ...............................       516.7        447.6
      Bonds payable, 5.625%, maturing in 2008 ..............................       528.2        499.0
      Notes payable, interest ranging from 6.496% to 12.1%, due in
         varying amounts to 2012 ...........................................       826.5        472.9
                                                                                --------     --------
            Total long-term debt ...........................................     1,871.4      1,419.5
Less current maturities ....................................................      (137.7)      (104.0)
                                                                                --------     --------
Long-term debt .............................................................     1,733.7      1,315.5
                                                                                --------     --------
Total long and short-term debt related to interest swaps(1) ................     2,161.2      1,800.8
Fair value adjustments related to interest rate swaps(1) ...................        22.1         94.5
                                                                                --------     --------
Total long and short-term debt after fair value adjustments ................    $2,183.3     $1,895.3
                                                                                ========     ========
Consumer notes:
      Notes payable, interest ranging from 1.75% to 6.25%, due in varying
         amounts to 2032 ...................................................    $2,379.1     $1,550.4
                                                                                ========     ========

--------------
(1) As part of its interest rate management, the Company uses interest rate swaps to convert the interest expense on the Surplus Notes from fixed to variable. Under SFAS No. 133, these swaps are designated as fair value hedges, which results in the carrying value of the notes being adjusted for changes in fair value.

Short term debt

      The Company issues commercial paper primarily to meet working capital needs. The Company had commercial paper with a book value of $289.8 million and a face value of $290.0 million outstanding at December 31, 2004. The weighted-average interest rate for outstanding commercial paper at December 31, 2004 was 2.41%. The weighted-average life for outstanding commercial paper at December 31, 2004 was approximately 13 days. Commercial paper borrowing arrangements are supported by a syndicated line of credit. The Company had commercial paper with a book value of $381.3 million and a face value of $382.0 million outstanding at December 31, 2003. The weighted-average interest rate for outstanding commercial paper at December 31, 2003 was 1.18%. The weighted-average life for outstanding commercial paper at December 31, 2003 was approximately 33 days.

Long term debt

      The issuance of Surplus Notes by the Life Company was approved by the Massachusetts Commissioner of Insurance, and any payment of interest or principal on the Surplus Notes requires the prior approval of the Massachusetts Commissioner of Insurance. The bonds payable consist of 7-year senior unsecured registered notes at a coupon of 5.625% issued by the parent insurance holding company, JHFS, with the proceeds used for general corporate purposes. Covenants contained in this issue include, among others, limitations on the disposition of and liens on the stock of the Life Company, the Company's primary operations subsidiary. This issue also contains cross acceleration provisions. The issuance of bonds payable was

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 8 -- Debt and Line of Credit - (continued)

made pursuant to a $1.0 billion effective shelf registration statement, the remaining capacity of the shelf registration is $500.0 million at December 31, 2004. The notes payable consists of debt issued by various operating subsidiaries of the Company of which $327.4 million was outstanding at December 31, 2004 at John Hancock Canadian Corporation, a subsidiary of the Company, and is fully guaranteed by the Company. The note payable is a $260.7 million promissory note payable to a subsidiary of Manulife, which matures February 10, 2007, and bears interest at a rate of 0.25% over the 90-day Canadian Bankers Acceptance Rate, and is payable quarterly.

      At December 31, 2004 the Company had two separate committed lines of credit: one of $500 million, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Credit Suisse First Boston, The Bank of New York, Barclays, The Bank of Nova Scotia, Wachovia, Royal Bank of Canada, State Street Bank, Bank of America, Bank One, BNP Paribas, Deutsche Bank, PNC Bank, Sovereign Bank, Westdeutsche Landesbank, Comerica Bank and Northern Trust (the "external line of credit"); the second of $1.0 billion with the Company's parent, Manulife (the "Manulife line of credit"). The external line of credit agreement provides for a multi-year facility for $500 million (renewable in 2005). The external line of credit is available for general corporate purposes. The external line of credit agreement has no material adverse change clause, and includes, among others, the following covenants: minimum requirements for JHFS shareholder's equity, maximum limit on the capitalization ratio and a negative pledge clause (with exceptions) as well as limitations on subsidiary debt, none of which were triggered as of December 31, 2004. The external line of credit also contains cross-acceleration provisions, none of which were triggered as of December 31, 2004. The fee structure of the external line of credit is determined by the rating levels of JHFS or the Life Company. To date, the Company has not borrowed any amounts under the external lines of credit as of December 31, 2004.

      The Manulife line of credit agreement provides for a 364-day credit facility for $1.0 billion. Manulife will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 2004. To date, we have not borrowed any amounts under the external or Manulife lines of credit as of December 31, 2004.

      Aggregate maturities of long-term debt represent the enumerated obligations owed pursuant to respective agreements therefore are not equivalent to the U.S. GAAP carrying amount and are as follows: 2005--$137.7 million; 2006--$16.0 million; 2007--$306.9 million; 2008-- $501.2 million; 2009--$1.2 million and thereafter--$783.1 million.

      Interest expense on debt, included in other operating costs and expenses, was $70.5 million and $32.3 million for the period April 29 through December 31, 2004 and January 1 through April 28, 2004, respectively. Interest expense on debt, included in other operating costs and expenses, was $99.4 million and $98.6 million 2003 and 2002, respectively. Interest paid amounted to $90.0 million and $21.1 million for the period April 29 through December 31, 2004 and January 1 through April 28, 2004, respectively. Interest paid amounted to $96.2 million in 2003 and $89.6 million in 2002.

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

      Aggregate maturities of consumer notes are as follows: 2005--$22.1 million; 2006--$80.5 million; 2007--$144.0 million; 2008--$106.3 million;
2009--$38.2 million; and thereafter--$1,977.5 million.

      Interest expense on consumer notes, included in benefits to policyholders, was $100.8 million in 2004, $39.0 million in 2003 and $2.5 million in 2002. Interest paid amounted to $90.1 million in 2004, $29.8 million in 2003 and $1.4 million in 2002.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Sale/Leaseback Transaction and Other Lease Obligations

      On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company entered into a long-term lease of the space it now occupies in those buildings and plans on continuing to use them as its corporate headquarters. As a result of the sale-leaseback transaction, the Company recognized a current realized gain of $233.8 million and a deferred profit of $247.7 million. A capital lease obligation of $90.0 million was recorded for one of the properties, which has a 15 year market-based lease term. The other two properties have operating market-based leases which range from 5 to 12 years. The Company also provided Beacon Capital Partners with a long-term sublease on the Company's parking garage. This sublease was terminated in April 2004, when the Company sold the parking garage to Beacon Capital Partners. The Company recognized a gain on the sale of the garage of $74.2 million. The Company has a cancelable market rate lease for parking spaces at the garage.

      The future minimum lease payments payable by year and in the aggregate, under the capital lease and under non-cancelable operating leases are presented below:

                                                                             Non-cancelable
                                                                               Operating
                                                              Capital Lease      Leases
                                                              -----------------------------
                                                                      (in millions)
      2005...............................................        $   8.8         $42.0
      2006...............................................            8.8          42.0
      2007 ..............................................            8.8          37.1
      2008...............................................            8.8          34.1
      2009 ..............................................            8.8          31.0
      Thereafter ........................................           79.9         123.6
                                                                 -------       -------
      Total minimum lease payments ......................          123.9        $309.8
                                                                               =======
      Amounts representing interest .....................          (45.8)
                                                                 -------
      Present value of net minimum lease payments........           78.1
      Current portion of capital lease obligation........           (8.8)
                                                                 -------
      Present value of non-current portion of
        net minimum lease payments ......................        $  69.3
                                                                 =======

Note 10 -- Related Party Transactions

      The Company provides certain administrative and asset management services to its pension plans and employee welfare trust (the Plans). Fees paid to the Company for these services were $6.4 million, $5.7 million and $7.2 million during the years ended December 31, 2004, 2003 and 2002, respectively.

      The Company, in the ordinary course of business, invests funds deposited with it by customers and manages the resulting invested assets for growth and income for customers. From time to time, successful investment strategies of the Company may attract deposits from affiliates of the Company. At December 31, 2004, the Company managed approximately $58.5 million of investments for Manulife affiliates which generated market-based revenue for the Company.

      To effect the efficiencies of the merger with Manulife, the Company has an arrangement with Manulife to share the cost of certain corporate services including, among others, personnel, property facilities, catastrophic reinsurance coverage, and directors' and officers insurance. In addition, synergies of sales agents are being found whereby the Company has an arrangement for the compensation of its sales agents for cross-selling products of Manulife affiliates. Operational efficiencies identified in the merger are subject to a service agreement between the Company's primary operating subsidiary, John Hancock Life Insurance Company (the Life Company), and its affiliate Manulife U.S.A., a U.S.-based life insurance subsidiary of Manulife, whereby the Company is obligated to provide certain services in support of Manulife U.S.A's business. Further, under the service agreement Manulife U.S.A. is obligated to provide compensation to the Company for services provided. Through December 31, 2004, there had not been a material level of business transacted under the service agreement and no material receivable is owed to the Company at period end.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Related Party Transactions - (continued)

      There are two Service Agreements, both effective as of April 28, 2004, between the Life Company and The Manufacturers Life Insurance Company (U.S.A.) which on January 1, 2005 changed its name to John Hancock Life insurance Company (U.S.A.) ("John Hancock USA"). Under the one agreement the Life Company provides services to John Hancock USA, and under the other John Hancock USA provides services to the Life Company. In both cases the Provider of the services can also employ a "Provider Affiliate" to provide services. In the case of the service agreement where the Life Company provides services to John Hancock USA, a "Provider Affiliate" means JHFS and its direct and indirect subsidiaries, except for John Hancock USA. As of December 31, 2004, the Company has an accrued payable of $9.8 million for these service agreements. John Hancock USA paid $15.3 million and Manulife New York paid $0.9 million to Signator for Commissions on Manulife product sales.

      Prior to its merger with Manulife, the Company reinsured certain portions of its closed block with Manulife. During the fourth quarter of 2004, the Life Company entered into an additional agreement covering closed block policies with a Manulife affiliate. The Company entered into these reinsurance contracts in order to facilitate its statutory capital management process. Both the original and the revised reinsurance contracts are primarily written on a modified coinsurance basis where the related financial assets remain invested at the Company. The closed block reinsurance agreement is a financial reinsurance agreement and does not meet the risk transfer definition for U.S. GAAP reporting purposes. The agreement is accounted for under deposit accounting with only the reinsurance risk fee being reported on the consolidated statements of income. The Company's Consolidated Financial Statements do not report reinsurance ceded premiums or reinsurance recoverable. The Company's Consolidated Financial Statements report a risk fee that was paid to the Manulife reinsurance companies for year 2004. This appears in other operating costs and expenses in the Consolidated Statements of Income and was $1.5 million for the period the Company operated as a subsidiary of Manulife, April 29, 2004 through December 31, 2004.

      The acquisition of the Company's shares by Manulife was effected through the merger of the Company with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources, Inc., an affiliated Manulife entity, in the amount of $260.7 million in consideration for previously purchased shares of the Company, which were cancelled upon merger. Subsequent to the merger, the Company included in other liabilities a $260.7 million promissory note payable to a subsidiary of Manulife, which matures February 10, 2007, and bears interest at a rate of 0.25% over the 90-day Canadian Bankers Acceptance Rate, and is payable quarterly. The Company paid $5.2 million to Manulife under the terms of the promissory note for the post merger period April 29, 2004 through ended December 31, 2004.

      Manulife has a liquidity pool in which a subsidiary of the Company has invested its excess cash. The resulting economies of scale allow Manulife to earn a spread over the amount it pays the subsidiary and allows the Company's subsidiary to earn improved returns on its excess cash. At December 31, 2004 the balance outstanding was $17.5 million and is included in other assets on the Company's Consolidated Balance Sheets. No such arrangement existed at December 31, 2003.

Transfer of Certain International Subsidiaries to Affiliates

      Pursuant to Manulife's rationalization of its worldwide business operations along geographic lines, the Company's non-USA operations were or will be transferred to Manulife's previously existing subsidiaries in each region of the world. The transfers below were recorded by the Company as disposals of businesses by other than sale, i.e. as disposals of business between entities under common control. No gains or losses were recorded on these transfers. The differences between the proceeds and the net carrying values of assets and liabilities transferred was accounted for as capital transfers between the Company and the respective Manulife subsidiary.

      On December 29, 2004, the remaining operations, assets, and liabilities of the Maritime Life Assurance Company (Maritime Life), which was formerly reported as the Company's Canada Segment, were transferred to The Manufacturers Life Insurance Company (MLI), Manulife's primary Canadian insurance subsidiary. Proceeds to the Company of the transfer were in the form of notes receivable from affiliates, which are included in other assets on the Company's Consolidated Balance Sheets. Maritime's net income is reflected in the Company's Consolidated Statements of Income as income from discontinued operations for all periods presented.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Related Party Transactions - (continued)

      Subsequent to the merger with Manulife the Company transferred John Hancock International Holdings' (JHIH) operations in Singapore, the Philippines, Thailand and its Asian regional office to Manulife subsidiaries in corresponding nations and locations. Proceeds to the Company of these transfers were in the form of cash.

      Summarized financial data for these transfers are presented in the table below (in millions):

      Net assets transferred.................................      $ 2,090.4
      Proceeds received......................................        2,154.5
                                                               --------------
      Capital transferred....................................      $    64.1
                                                               ==============

      On December 31, 2004, the Company had $2,100.8 million in notes receivable from affiliates. These notes were received pursuant to the transfer of Maritime Life to MLI. The first note receivable, payable by MFC, in the amount of $1,703.2 million bears interest at 3.01%. The second note receivable, payable by MLI, in the amount of $293.7 million bears interest at 2.97%. The notes receivable from MFC and MLI are due on December 29, 2005, but may be extended one year by the borrower. The third note receivable, payable by MLI, in the amount of $103.9 million is a non-interest bearing demand note. These notes receivable are included in other assets on the Company's Consolidated Balance Sheets.

Event Subsequent

      On March 8, 2005 the Company borrowed $320.0 million from Manufacturer's Hungarian Holdings Limited (MHHL) for capital planning purposes. The note payable to MHHL bears interest at a rate of LIBOR plus 25 basis points, is payable quarterly commencing March 28, 2005 and is due March 8, 2006. The Company will include the note payable to MHHL in debt on its Consolidated Balance Sheets.

Note 11 -- Minority Interests

      At December 31, 2004, minority interests consist of preferred stock issued by Maritime Life and an outside equity interest in a consolidated investment partnership. The assets, liabilities, revenues, expenses and earnings of the investment partnership are consolidated in the Company's financial statements. As part of aligning business with geographic similarities the Company transferred the operations, assets and liabilities of its Canada Segment consisting primarily of Maritime Life to MLI on December 29, 2004, see further discussion of the transfer in Note 2 - Summary of Significant Accounting Policies and Note 10- Related Party Transactions.

      Maritime Life's Series A Cumulative Redeemable Preferred Stock and Series 1, Non-Cumulative Redeemable Second Preferred Shares were redeemed in the transfer of the Company's Canada Segment to MLI and therefore were not part of the Company's minority interests at December 31, 2004. Maritime Life's Non-Cumulative Redeemable Second Preferred Shares, Series 3 (Series 3 Preferred Shares) was partially redeemed in the transfer of the Company's Canada Segment to MLI; seventy-five percent, or $46.4 million, of this issue remains in the Company's minority interests, or at December 31, 2004.

      Maritime's Life's Series 3 Preferred Shares was issued on December 13, 2002 as non cumulative redeemable preferred shares at a price of Cdn. $25 per share. Dividends on the Series 3 Preferred Shares are payable quarterly, through December 31, 2007, at a rate of Cdn. $0.38125 per preferred share, or 6.1% per annum. The Series 3 Preferred Shares are nonvoting and redeemable at Maritime Life's sole option any time on or after December 31, 2007 at Cdn. $26 per preferred share, on or after December 31, 2008 at Cdn. $25.75 per preferred share, on or after December 31, 2009 at Cdn. $25.50 per preferred

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 11 -- Minority Interests - (continued)

share, on or after December 31, 2010 at Cdn. $25.25 per preferred share and on or after December 31, 2011 at Cdn. $25.00 per preferred share.

      The minority interest in the equity of the consolidated investment partnership reflects the original equity investment by minority investors in the consolidated investment partnership, along with their proportional share of the results of operations of the partnership.

Note 12 -- Reinsurance

      The effect of reinsurance on life, health and annuity premiums written and earned was as follows:

                                  April 29 through         January 1 through
                                  December 31, 2004          April 28, 2004
                                      Premiums                  Premiums               2003 Premiums            2002 Premiums
                                 --------------------------------------------------------------------------------------------------
                                  Written     Earned       Written     Earned       Written      Earned       Written       Earned
                                 --------------------------------------------------------------------------------------------------
                                                                        (in millions)

Direct ......................    $1,701.8    $1,709.4     $  895.6    $  885.5     $2,893.2     $2,890.4     $2,652.4     $2,648.0

Assumed .....................       484.3       484.3        192.8       192.8        690.9        690.9        469.3        469.3

Ceded .......................      (322.5)     (322.5)      (161.7)     (161.7)      (570.7)      (570.7)      (421.5)      (421.5)
                                 -------------------------------------------------------------------------------------------------

Net life, health
   and annuity premiums .....    $1,863.6    $1,871.2     $  926.7    $  916.6     $3,013.4     $3,010.6     $2,700.2     $2,695.8
                                 =================================================================================================

      For the period January 1 through April 28, and April 29 through December 31, 2004, benefits to policyholders under life, health and annuity ceded reinsurance contracts were $117.4 million and $234.2 million, respectively. For the years ended December 31, 2003 and 2002, benefits to policyholders under life, health and annuity ceded reinsurance contracts were $351.4 million and $549.6 million, respectively.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans

      The Company provides pension benefits to substantially all employees and general agency personnel. These benefits are provided through both funded qualified and unfunded non-qualified defined benefit and qualified defined contribution pension plans. Through the non-qualified defined benefit plans, the Company provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits under applicable law. Prior to 2002, pension benefits under the defined benefit plans were also based on years of service and final average compensation (generally during the three years prior to retirement). In 2001, the defined benefit pension plans were amended to a cash balance basis under which benefits are based on career average compensation. Under grandfathering rules, employees within 5 years of early retirement eligibility or employees over age 40 and with at least 10 years of service will receive pension benefits based on the greater of the benefit from the cash balance basis or the prior final average salary basis. This amendment became effective on January 1, 2002.

      Benefits related to the defined benefit pension plans paid to employees and retirees were $80.6 million for the period January 1 through April 28, 2004 and $128.9 million for the period April 29 through December 31, 2004. Benefits related to the defined benefit pension plans paid to employees and retirees were $167.7 million and $161.0 million in 2003, and 2002, respectively.

      The Company uses a December 31 measurement date.

      Defined contribution plans include the Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $9.0 million, $9.6 million, and $10.4 million in 2004, 2003 and 2002, respectively.

      In addition to the Company defined benefit pension plans, the Company has employee welfare plans for medical and life insurance covering most of its retired employees and general agency personnel. Substantially all employees may become eligible for these benefits if they reach certain age and service requirements while employed by the Company. The postretirement health care coverages are contributory based for post January 1, 1992 non-union retirees. A small portion of pre-January 1, 1992 non-union retirees also contribute. The applicable contributions are based on the number of years of service. Dental insurance is provided to eligible pre-January 1, 1992 retired employees.

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits from John Hancock. The first group, those who retired prior to January 1, 1992, receive a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet Medicare's criteria for a qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre 1992 retirees will be lower as a result of the new Medicare provisions. In accordance with FASB Staff Position FAS 106-2, the Company reflected a reduction in liability for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004). With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final regulations on determining whether a benefit meets the actual criteria for qualifying drug coverage have not been issued by Medicare as of December 31, 2004, the Company will address the impact of the Act with respect to post-1991 retirees once these clarifying regulations have been issued.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Obligations and Funded Status:

                                                                                         Other Postretirement
                                                                   Pension Benefits            Benefits
                                                                           Years Ended December 31,
                                                                 --------------------------------------------
                                                                   2004        2003        2004        2003
                                                                 --------------------------------------------
                                                                                 (in millions)
Change in benefit obligation:
Benefit obligation at beginning of year ................         $2,293.4    $2,097.6    $  625.0    $  591.6
Transfer subsidiary to affiliate .......................           (118.6)         --        (9.6)         --
Service cost ...........................................             22.3        28.2         1.4         1.6
Interest cost ..........................................            128.2       136.3        36.3        35.7
Amendments .............................................               --          --          --       (54.3)
Actuarial loss .........................................            126.4       169.1        54.0        97.0
Translation  loss ......................................               --        17.2          --         1.6
Benefits paid ..........................................           (209.5)     (171.5)      (51.1)      (44.2)
Curtailment ............................................               --          --          --        (0.8)
Acquisitions/ settlements ..............................               --        16.5          --        (3.2)
                                                                 --------------------------------------------
Benefit obligation at end of year ......................         $2,242.2    $2,293.4    $  656.0    $  625.0
                                                                 ============================================

Change in plan assets:
Fair value of plan assets at beginning of year .........         $2,218.1    $1,938.4    $  237.0    $  204.2
Transfer subsidiary to affiliate .......................           (116.9)         --          --          --
Actual return on plan assets ...........................            259.5       391.1        22.3        44.8
Employer contribution ..................................             53.9        15.3        51.1        32.3
Employee contribution ..................................               --          --         5.4         4.2
Benefits paid ..........................................           (209.5)     (171.5)      (56.5)      (48.5)
Translation gain .......................................               --        18.2          --          --
Acquisitions/ settlements ..............................               --        26.6          --          --
                                                                 --------------------------------------------
Fair value of plan assets at end of year ...............         $2,205.1    $2,218.1    $  259.3    $  237.0
                                                                 ============================================

Funded status ..........................................         $  (37.1)   $  (75.3)   $ (396.7)   $ (388.0)
Unrecognized actuarial (gain) loss .....................            (71.7)      421.7        23.3       157.5
Unrecognized prior service cost ........................               --        55.0          --       (81.2)
Unrecognized net transition asset ......................               --        (5.1)         --          --
                                                                 --------------------------------------------
Prepaid (accrued) benefit cost .........................         $ (108.8)   $  396.3    $ (373.4)   $ (311.7)
                                                                 ============================================

Amounts recognized in the Company's Consolidated
  Balance Sheets:
Prepaid benefit cost ...................................         $  154.1    $  586.7
Accrued benefit liability including minimum liability ..           (279.9)     (330.0)
Intangible asset .......................................               --         0.1
Accumulated other comprehensive income .................             17.0       139.5
                                                                 --------------------
Net amount recognized ..................................         $ (108.8)   $  396.3
                                                                 ====================

The accumulated benefit obligations for all defined benefit pension plans was $2,126.2 million and $2,181.3 million at December 31, 2004 and 2003, respectively and is included in other liabilities on the Company's Consolidated Balance Sheets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                      2004                2003
                                                    ----------------------------
                                                           (in millions)
Projected benefit obligation.....................    $376.5              $391.2
Accumulated benefit obligation...................     355.3               367.5
Fair value of plan assets........................       4.3                38.3

Components of Net Periodic Benefit cost:

                                                                  Years Ended December 31,
                                       -------------------------------------------------------------------------------
                                                    Pension Benefits                  Other Postretirement Benefits
                                       -------------------------------------------------------------------------------
                                                           April 29                 January 1    April 29
                                         January 1         through                   through      through
                                          through          December                 April 28,    December
                                       April 28, 2004      31, 2004      2003         2004       31, 2004       2003
                                       -------------------------------------------------------------------------------
                                                                       (in millions)
Service cost ........................     $  7.5            $ 14.8      $ 25.9      $  0.5        $  0.9      $  1.6
Interest cost .......................       43.2              85.0       130.5        11.8          24.5        35.3
Expected return on plan assets ......      (58.8)           (115.1)     (155.8)       (6.9)        (13.9)      (17.4)
Amortization of transition asset ....         --                --         0.1          --            --          --
Amortization of prior service cost ..        2.2                --         7.4        (2.5)           --        (6.6)
Recognized actuarial gain (loss) ....        8.3                --        29.7         4.2            --         6.9
                                       -----------------------------------------------------------------------------
Net periodic benefit (credit) cost ..     $  2.4            $(15.3)     $ 37.8      $  7.1        $ 11.5      $ 19.8
                                       =============================================================================

Additional Information:

                                                                      Years Ended December 31,
                                                      ---------------------------------------------------------
                                                                                                Other
                                                                                           Postretirement
                                                               Pension Benefits                Benefits
                                                      -----------------------------------  --------------------
                                                       January 1    April 29
                                                        through     through
                                                       April 28,    December
                                                          2004      31, 2004     2003        2004     2003
                                                      ---------------------------------------------------------
                                                                           (in millions)
Increase in minimum liabilities included in
  other comprehensive income ......................     $ (5.6)    $ (107.7)     $25.8        N/A       N/A

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Assumptions:

Weighted-average assumptions used to determine benefit obligation:

                                                                Years Ended December 31,

                                                                                     Other
                                                                                 Postretirement
                                                        Pension Benefits            Benefits
                                                        2004         2003        2004      2003
                                                       ------------------------------------------
Discount rate...................................        5.75%        6.25%      5.75%      6.25%
Rate of compensation increase...................        4.00%        3.00%       N/A        N/A
Health care trend rate for following year.......                                10.50%    11.00%
Ultimate trend rate.............................                                5.00%      5.25%
Year ultimate rate reached......................                                 2016      2010

Weighted-average assumptions used to determine net periodic benefit cost:

                                                                Years Ended December 31,

                                                                                     Other
                                                                                 Postretirement
                                                        Pension Benefits            Benefits
                                                        2004         2003        2004      2003
                                                       ------------------------------------------
Discount rate........................................   6.25%        6.75%      6.00%      6.75%
Expected long-term return on plan assets.............   8.50%        8.75%      8.75%      8.75%
Rate of compensation increase........................   3.00%        3.50%       N/A        N/A
Health care trend rate for following year............                           11.00%    10.00%
Ultimate trend rate..................................                           5.00%      5.25%
Year ultimate rate reached...........................                            2016      2008

      The Company generally determines the assumed long-term rate of return on plan assets based on the rate expected to be earned for plan assets. The asset mix based on the long-term investment policy and range of target allocation percentages of the plans, and the Capital Asset Pricing Model are used as part of that determination. Current conditions and published commentary/guidance from United States Securities and Exchange Commission staff suggestions are also considered.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

      Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                               1-Percentage     1-Percentage
                                                                              Point Increase   Point Decrease
                                                                              --------------   --------------
                                                                                        (in millions)
Effect on total  service and interest costs in 2004.......................        $ 1.7             $ (1.5)
Effect on postretirement benefit obligations as of December 31, 2004......         28.2              (24.9)

Plan Assets

      The Company's weighted-average asset allocations for its plans at December 31, 2004 and 2003, by asset category are as follows:

                                                               Pension
                                                             Plan Assets
                                                           at December 31,
                                                    ----------------------------
                                                        2004             2003
                                                    ----------------------------
Asset Category:
Equity securities................................         65%              69%
Fixed maturity  securities.......................         25               24
Real estate......................................          2                2
Other............................................          8                5
                                                    -------------   ------------
         Total...................................        100%             100%
                                                    =============   ============

      The target allocations for assets of the Company's pension plans is summarized below for major asset categories. Asset Category:

Equity securities...........................................     50% - 80%
Fixed maturity  securities..................................     25% - 35%
Real estate.................................................      1% - 5%
Other.......................................................      -% - 15%

       The plans did not own any of the common stock of Manulife at December 31, 2004 and did not own any of the common stock of the Company at December 31, 2003.

      Other postretirement benefit plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

                                                          Other Postretirement
                                                                Benefits
                                                               Plan Assets
                                                             at December 31,
                                                          --------------------
                                                           2004         2003
                                                          --------------------
Asset Category:
Equity securities....................................       61%          61%
Fixed maturity securities............................       39           38
Real estate..........................................       --           --
Other................................................       --            1
                                                          --------------------
         Total.......................................      100%         100%
                                                          ====================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

      Plan assets for other post retirement benefits for non-union employees are comprised of an irrevocable health insurance contract and a 401(h) account under the pension plan. The plan assets for other postretirement benefits for other employees are held in a 401(h) account under the pension plan. The plan assets underlying the insurance contract have target allocations of approximately 60% equity securities and 40% fixed maturity securities. The plan assets in the 401(h) account are invested on a combined basis with the assets of the Company's defined benefit pension plans.

Cash Flows

      Contributions. The Company's funding policy for its qualified defined benefit plans is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (ERISA) and other applicable laws, and, generally, not greater than the maximum amount that can be deducted for Federal income tax purposes. In 2004, $2.3 million was contributed to these qualified plans and no contributions were made in 2003. The entire $2.3 million was contributed to only one plan to ensure that the plan's assets continued to exceed the plan's Accumulated Benefit Obligation. Funding policy for the Company's non-qualified defined benefit plans is to contribute the amount of the benefit payments made during the year. In 2004 and 2003, $51.6 million and $14.5 million, respectively, were contributed to three non-qualified plans. In 2005, the Company expects to contribute approximately $4.7 million to its qualified pension plans and approximately $64.3 million to its non-qualified pension plans.

      The Company's policy is to fund its other post retirement benefits in amounts at or below the annual tax qualified limits.

Projections for benefit payments for the next ten years are as follows:

Projected Employer Pension Benefits Payment

               Year         Total Qualified     Total Non-Qualified      Total
           ---------------------------------------------------------------------
                                         (in millions)
               2005             $ 146.8               $ 64.3           $ 211.1
               2006               134.8                 22.0             156.8
               2007               135.8                 23.1             158.9
               2008               135.7                 23.5             159.2
               2009               136.6                 22.4             159.0
             2010-2014            707.9                108.7             816.6

Projected Employer OPEB Benefits Payment (includes future service accruals)

                                                Net of Medicare
               Year        Gross Payments       Part D Subsidy      Net Payments
           ---------------------------------------------------------------------
                                        (in millions)
               2005            $ 53.5                    --           $ 53.5
               2006              55.6                $ (4.0)            51.6
               2007              56.5                  (4.1)            52.4
               2008              57.2                  (4.2)            53.0
               2009              57.5                  (4.2)            53.3
             2010-2014          285.1                 (20.6)           264.5

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

      The information that follows shows supplemental information for the Company's defined benefit pension plans. Certain key summary data is shown separately for qualified plans and non-qualified plans.

Obligations and Funded Status:

                                                                          Years Ended December 31,
                                             ---------------------------------------------------------------------------------
                                                               2004                                     2003
                                             ---------------------------------------------------------------------------------
                                                                               (in millions)
                                               Qualified   Non-Qualified                 Qualified   Non-Qualified
                                                 Plans         Plans         Total         Plans         Plans        Total
                                             ---------------------------------------------------------------------------------
Benefit obligation at the end of year .....     $1,865.7     $  376.5      $2,242.2      $1,945.3      $  348.1      $2,293.4
Fair value of plan assets at end of year ..      2,200.8          4.3       2,205.1       2,212.0           6.1       2,218.1
Funded status (assets less obligations) ...        335.1       (372.2)        (37.1)        266.7        (342.0)        (75.3)
Unrecognized net actuarial  loss (gain) ...        (99.0)        27.3         (71.7)        256.8         164.9         421.7
Unrecognized prior service cost ...........           --           --            --          65.9         (10.9)         55.0
Unrecognized transition asset .............           --           --            --          (5.1)           --          (5.1)
                                             --------------------------------------------------------------------------------
Prepaid (accrued) benefit cost ............     $  236.1     $ (344.9)     $ (108.8)     $  584.3      $ (188.0)     $  396.3
                                             ================================================================================

Amounts recognized in the Company's
  Consolidated Balance Sheets:
Prepaid benefit cost ......................     $  236.1     $  (82.0)     $  154.1      $  586.7            --      $  586.7
Accrued benefit liability including
   minimum liability ......................           --       (279.9)       (279.9)         (9.0)     $ (321.0)       (330.0)
Intangible asset ..........................           --           --            --            --           0.1           0.1
Accumulated other comprehensive income ....           --         17.0          17.0           6.6         132.9         139.5
                                             --------------------------------------------------------------------------------
Net amount recognized .....................     $  236.1     $ (344.9)     $ (108.8)     $  584.3      $ (188.0)     $  396.3
                                             ================================================================================

Components of net periodic benefit cost:

Service cost ..............................     $   19.7     $    2.6      $   22.3      $   24.1      $    1.8      $   25.9
Interest cost .............................        107.2         21.0         128.2         111.0          19.5         130.5
Expected return on plan assets ............       (173.7)        (0.2)       (173.9)       (155.6)         (0.2)       (155.8)
Amortization of transition asset ..........           --           --            --            --           0.1           0.1
Amortization of prior service cost ........          2.2           --           2.2           7.5          (0.1)          7.4
Recognized actuarial gain .................          3.9          4.4           8.3          20.1           9.6          29.7
                                             --------------------------------------------------------------------------------
Net periodic benefit (credit) cost ........     $  (40.7)    $   27.8      $  (12.9)     $    7.1      $   30.7      $   37.8
                                             ================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 14 -- Commitments, Guarantees, Contingencies and Legal Proceedings

      Commitments. The Company has extended commitments to purchase fixed maturity investments, preferred and common stock and other invested assets and to issue mortgage loans on real estate totaling $323.5 million, $42.0 million, $443.7 million and $558.8 million, respectively, at December 31, 2004. If funded, loans related to real estate mortgages would be fully collateralized by the mortgaged properties. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The estimated fair values of the commitments described above aggregate $1.4 billion at December 31, 2004. The majority of these commitments expire in 2005.

      Guarantees. In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S. specific to the insurance industry. The Company has no material guarantees outstanding outside the scope of insurance accounting at December 31, 2004.

      Contingencies. Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax. During 2004, the Company received additional information about its exposure and recognized an additional charge of $92.4 million, after tax, as its current best estimate of its exposure as of December 31, 2004.

      Legal Proceedings. We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection and wealth management products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, state attorneys general, the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other government and regulatory bodies regularly make inquiries and, from time to time, require the production of information or conduct examinations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. As with many other companies in the financial services industry, we have been requested or required by such government and regulatory authorities to provide information with respect to market timing and late trading of mutual funds and sales compensation and broker-dealer practices, including with respect to mutual funds underlying variable life and annuity products. It is believed that these inquiries are similar to those made to many financial service companies by various agencies into practices, policies and procedures relating to trading in mutual fund shares and sales compensation and broker-dealer practices. We intend to continue to cooperate fully with government and regulatory authorities in connection with their respective inquiries. We do not believe that the conclusion of any current legal or regulatory matters, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 15 -- Shareholder's Equity

      (a) Preferred and Common Stock. Effective April 28, 2004, Manulife acquired all the outstanding common shares of the Company that were not already beneficially owned by Manulife as general fund assets and the Company became a wholly owned subsidiary of Manulife. See Note 1 - Change of Control for additional discussion of the merger. In the merger, the Company was recapitalized with two classes of stock outstanding: one class of preferred stock with $.01 par value and 1 (one) share authorized and issued; one class of common stock with $.01 par value and 1,000 shares authorized and issued.

      Prior to the merger with Manulife, on June 8, 2001, the Company, using a "shelf registration," registered $1.0 billion in debt securities, preferred stock, common stock, warrants, stock purchase contracts and stock purchase units. On November 29, 2001 the Company sold, under the $1.0 billion shelf, $500.0 million in 7-year senior unsecured notes at a coupon of 5.625% with the proceeds used for general corporate purposes. This shelf registration remained effective at December 31, 2004.

      (b) Other Comprehensive Income. The components of accumulated other comprehensive income are as follows:

                                                        Net
                                                     Unrealized   Net Accumulated   Foreign Currency   Minimum    Accumulated Other
                                                       Gains     Gains (losses) on     Translation     Pension      Comprehensive
                                                      (Losses)    Cash Flow Hedges     Adjustment     Liability        Income
                                                    -------------------------------------------------------------------------------
                                                                                     (in millions)
Balance at December 31, 2001 .....................     $327.4            $ 19.1           $(80.7)        $(37.8)        $228.0
Gross unrealized gains (losses) (net of
  deferred income tax of $76.1 million) ..........      168.1                --               --             --          168.1
Reclassification adjustment for gains (losses),
  realized in net income (net of deferred
  income tax of $63.7 million) ...................      118.4                --               --             --          118.4
Adjustment for participating group annuity
  contracts (net of deferred income tax
  benefit of $14.6 million) ......................      (27.2)               --               --             --          (27.2)
Adjustment for deferred policy acquisition
  costs and value of business acquired
  (net of deferred income tax benefit of
  $31.1 million) .................................      (57.7)               --               --             --          (57.7)
Adjustment for policyholder dividend
  obligation (net of income tax benefit of
  $38.0 million) .................................      (70.7)               --               --             --          (70.7)
                                                    --------------------------------------------------------------------------
Net unrealized gains (losses) ....................      130.9                --               --             --          130.9
Net accumulated gains (losses) on cash flow
  hedges (net of income tax expense of
  $94.5 million) .................................         --             175.4               --             --          175.4
Foreign currency translation adjustment ..........         --                --             13.2             --           13.2
Minimum pension liability (net of deferred
  income tax benefit of $13.2 million) ...........         --                --               --          (24.3)         (24.3)
                                                    --------------------------------------------------------------------------
Balance at December 31, 2002 .....................     $458.3            $194.5           $(67.5)        $(62.1)        $523.2
                                                    ==========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 15 -- Shareholder's Equity - (continued)

                                                        Net
                                                     Unrealized   Net Accumulated   Foreign Currency   Minimum    Accumulated Other
                                                       Gains     Gains (losses) on     Translation     Pension      Comprehensive
                                                      (Losses)    Cash Flow Hedges     Adjustment     Liability        Income
                                                    -------------------------------------------------------------------------------
                                                                                     (in millions)
Balance at December 31, 2002 ....................      $  458.3        $  194.5       $  (67.5)       $  (62.1)       $  523.2

Gross unrealized gains (losses) (net of
  deferred income tax of $571.4  million) .......       1,067.0              --             --              --         1,067.0
Reclassification adjustment for gains
  (losses), realized in net income (net of
  deferred income tax of $138.3 million) ........         256.8              --             --              --           256.8
Adjustment for participating group annuity
  contracts (net of deferred income tax
  benefit of $22.0 million) .....................         (40.9)             --             --              --           (40.9)
Adjustment for deferred policy acquisition
  costs and value of business acquired
  (net of deferred income tax benefit of
  $81.7 million) ................................        (152.2)             --             --              --          (152.2)
Adjustment for policyholder dividend
  obligation (net of income tax benefit
  of $59.2 million) .............................        (109.8)             --             --              --          (109.8)
                                                    ---------------------------------------------------------------------------
Net unrealized gains (losses) ...................       1,020.9              --             --              --         1,020.9
Net accumulated gains (losses) on cash flow
  hedges (net of income tax expense of
  $15.5 million) ................................            --            28.8             --              --            28.8
Foreign currency translation adjustment .........            --              --          137.9              --           137.9
Minimum pension liability (net of deferred
  income tax benefit of $11.6  million) .........            --              --             --           (21.9)          (21.9)
Change in accounting principle (net of income
  tax expense of $53.8 million) .................          99.9              --             --              --            99.9
                                                    ---------------------------------------------------------------------------
Balance at December 31, 2003 ....................      $1,579.1        $  223.3       $   70.4        $  (84.0)       $1,788.8
                                                    ===========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 15 -- Shareholder's Equity - (continued)

                                                        Net
                                                     Unrealized   Net Accumulated   Foreign Currency   Minimum    Accumulated Other
                                                       Gains     Gains (losses) on     Translation     Pension      Comprehensive
                                                      (Losses)    Cash Flow Hedges     Adjustment     Liability        Income
                                                    -------------------------------------------------------------------------------
                                                                                     (in millions)
Balance at  December 31, 2003 ....................    $ 1,579.1        $  223.3        $   70.4        $  (84.0)      $ 1,788.8
Gross unrealized gains (losses) (net of
  deferred income tax benefit of
  $240.2 million) ................................       (459.3)             --              --              --          (459.3)
Reclassification adjustment for gains
  (losses), realized in net income (net of
  deferred income tax of $69.9 million) ..........        129.8              --              --              --           129.8
Adjustment for participating group annuity
  contracts (net of deferred income tax of
  $7.1 million) ..................................         13.1              --              --              --            13.1
Adjustment for deferred policy acquisition
  costs and value of business acquired (net
  of deferred income tax of $83.8 million) .......        155.5              --              --              --           155.5
Adjustment for policyholder dividend
  obligation (net of income tax of
  $39.9 million) .................................         74.1              --              --              --            74.1
                                                    ----------------------------------------------------------------------------
Net unrealized gains (losses) ....................        (86.8)             --              --              --           (86.8)
Net accumulated gains (losses) on cash flow
  hedges (net of income tax benefit of
  $21.8 million) .................................           --           (40.7)             --              --           (40.7)
Foreign currency translation adjustment ..........           --              --           (60.2)             --           (60.2)
Minimum pension liability (net of deferred
  income tax of $0.4  million) ...................           --              --              --             1.0             1.0
                                                    ----------------------------------------------------------------------------
Balance at April 28, 2004 ........................    $ 1,492.3        $  182.6        $   10.2        $  (83.0)      $ 1,602.1
                                                    ============================================================================

Acquisition by Manulife Financial Corporation:
  Sale of other comprehensive income .............    $(1,492.3)       $ (182.6)       $  (10.2)       $   83.0       $(1,602.1)
                                                    ----------------------------------------------------------------------------
Balance at April 29, 2004 ........................           --              --              --              --              --
                                                    ============================================================================

Balance at April 29, 2004 ........................           --              --              --              --              --
Gross unrealized gains (losses) (net of
  deferred income tax of $253.1 million) .........    $   472.5              --              --              --       $   472.5
Reclassification adjustment for gains
  (losses), realized in net income (net of
  deferred income tax of $40.1 million) ..........         74.5              --              --              --            74.5
Adjustment for deferred policy acquisition
  costs and value of business acquired (net
  of deferred income tax benefit of
  $31.7 million) .................................        (58.9)             --              --              --           (58.9)
Adjustment for policyholder dividend
  obligation (net of income tax benefit of
  $40.1 million) .................................        (74.6)             --              --              --           (74.6)
                                                    ----------------------------------------------------------------------------
Net unrealized gains (losses) ....................        413.5              --              --              --           413.5
Net accumulated gains (losses) on cash flow
  hedges (net of income tax expense of
  $100.6 million) ................................           --        $  225.1              --              --           225.1
Foreign currency translation adjustment ..........           --              --        $   16.3              --            16.3
Maximum pension liability (net of deferred
  income tax expense of $6.0 million) ............           --              --              --        $  (11.0)          (11.0)
                                                    ----------------------------------------------------------------------------
Balance at December 31, 2004 .....................    $   413.5        $  225.1        $   16.3        $  (11.0)      $   643.9
                                                    ============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 15 -- Shareholder's Equity - (continued)

      Net unrealized investment gains (losses), included in the Company's Consolidated Balance Sheets as a component of shareholder's equity, are summarized as follows:

                                                                                                 December 31,
                                                                                         2004        2003        2002
                                                                                     ------------------------------------
                                                                                                (in millions)
Balance, end of year comprised of:
  Unrealized investment gains (losses) on:
    Fixed maturity securities....................................................      $ 828.4     $ 2,990.2   $ 1,092.3
    Equity investments...........................................................          9.0         129.3        47.5
    Derivatives and other........................................................          2.8          90.0        36.2
                                                                                     ------------------------------------
Total............................................................................        840.2       3,209.5     1,176.0
                                                                                     ------------------------------------
  Amounts of unrealized investment (gains) losses attributable to:
    Participating group annuity contracts........................................           --            --       (90.8)
    Deferred policy acquisition cost and value of business acquired..............        (90.6)       (380.8)     (146.9)
    Policyholder dividend obligation.............................................       (114.7)       (422.9)     (253.9)
    Deferred Federal income taxes................................................       (221.4)       (826.7)     (226.1)
                                                                                     ------------------------------------
Total............................................................................       (426.7)     (1,630.4)     (717.7)
                                                                                     ------------------------------------
Net unrealized investment gains..................................................      $ 413.5     $ 1,579.1    $  458.3
                                                                                     ------------------------------------

      (C) Statutory Results. The Life Company and its domestic insurance subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the state of domicile. For the Life Company, the Commonwealth of Massachusetts only recognizes statutory accounting practices prescribed or permitted by Massachusetts insurance regulations and laws. The National Association of Insurance Commissioners' "Accounting Practices and Procedures" manual (NAIC SAP) has been adopted as a component of prescribed or permitted practices by Massachusetts. The Commissioner of Insurance has the right to permit other specific practices that deviate from prescribed practices, otherwise known as permitted practices.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 15 -- Shareholder's Equity - (continued)

      From time to time the Company has requested permission from the Commonwealth of Massachusetts Division of Insurance (the Division) for a permitted accounting practice. The Company currently has one permitted practices which relate to an admitted asset for an after-tax ceding commission in the acquisition of the fixed universal life insurance business of Allmerica Financial.

      On December 31, 2002, the Company entered into indemnity coinsurance agreements, under which it assumed 100% of the liabilities for the fixed universal life insurance blocks of Allmerica Financial Life Insurance and Annuity Company and First Allmerica Financial Life Insurance Company. The Division provided the Company approval to record the after-tax ceding commission of $37.8 million, $51.1 million and $60.5 million on the purchase as goodwill at December 31, 2004, 2003 and 2002, respectively. This amount will be amortized over a ten year period. The impact on statutory net income was an amortization expense of $12.4 million and $9.3 million in 2004 and 2003, respectively. There was no amortization expense in 2002. As a result of this permitted practice, the Company's reported capital and surplus for the 2004, 2003 and 2002 reporting periods was increased by $37.8 million, $51.1 million and $60.5 million, respectively.

      There are no other material permitted practices.

      Statutory net income and surplus in the table below include the accounts of the John Hancock Life Insurance Company.

                                                  2004        2003        2002
                                                --------------------------------
                                                         (in millions)
Statutory net income.........................   $  481.9    $  441.7    $  210.4
Statutory capital and surplus................    4,084.5     3,789.9     3,524.1

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

Note 16 -- Segment Information

      As a result of Manulife's merger of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment and the Maritime Life Segment was renamed the Canada Segment. On December 29, 2004, the Canada Segment, whose primary business was the operations of Maritime Life, was transferred to The Manufacturers Life Insurance Company (MLI), Manulife's primary Canadian insurance subsidiary; see Note 2 - Summary of Significant Accounting Policy. Canada Segment's net income is reflected in the Company's Consolidated Statements of Income as income from discontinued operations for all periods presented. No gain or loss was recorded in the Company's Consolidated Income Statements on this transfer of a business between entities under common control. The remaining Canada Segment notes receivable, equity and interest earned on the notes receivable are reported in the Corporate and Other Segment. Further efforts at reorganization of JHFS included the movement of the Institutional Investment Management Segment to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and group life, retail discontinued operations, discontinued health insurance operations and creditor from Corporate and Other to Protection. Direct Foreign Operations (DFO) and International Group Plans (IGP) remain in international operations and John Hancock Accident remains in our non-core business in our Corporate and Other Segment while in Manulife's segment results DFO will be reported in Asia, and IGP and John Hancock Accident will be reported in Reinsurance. On September 30, 2004, the Company's Singapore subsidiary, the John Hancock Life Assurance Limited in Singapore (JHLAC), a DFO subsidiary, was transferred from the Company to Manulife (Singapore) Private Limited, a wholly owned subsidiary of Manulife; see Note 2 - Summary of Significant Accounting Policy. No gain or loss was recorded in the Company's Consolidated Income Statements on this transfer of a business between entities under common control. The financial results for all periods have been reclassified to conform to the current period presentation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16 -- Segment Information - (continued)

      During the majority of 2004, the Company operated in the following five business segments: two segments primarily served retail customers, one segment served institutional customers, one segment served primarily Canadian retail and group customers and our fifth segment was the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). As previously discussed, the Canada Segment was transferred to an affiliated entity on December 29, 2004 and is presented in the discussion below as a disposed operation. In addition, in January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment with an intended focus on retail customers in the future. G&SFP is presented as its own operating segment for the discussion of 2004 results below. See below for a more detail description of the Company's reportable segments.

      Prior to the merger, the Company operated in the following six business segments: two segments served primarily domestic retail customers, two segments served primarily domestic institutional customers, one segment served primarily Canadian retail and group customers and our sixth segment was the Corporate and Other Segment, which included our remaining international operations, the corporate account and run-off from several discontinued business lines. Our retail segments were the Protection Segment and the Asset Gathering Segment. Our institutional segments were the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. Our Canada Segment, previously the Maritime Life Segment, consisted primarily of the financial results of our former Canadian operating subsidiary, Maritime Life. For additional information about the Company's pre-acquisition business segments, please refer to the Company's 2003 Form 10-K.

      The Company's reportable segments are strategic business units offering different products and services. The reportable segments are managed separately, as they focus on different products, markets or distribution channels.

      Protection Segment. Offers a variety of individual life insurance and individual and group long-term care insurance products, including participating whole life, term life, universal life, variable life, and individual and group long-term care insurance. Products are distributed through multiple distribution channels, including insurance agents and brokers and alternative distribution channels that include banks, financial planners, direct marketing.

      Wealth Management Segment. Offers individual annuities and mutual fund products and services. Individual annuities consist of fixed deferred annuities, fixed immediate annuities, single premium immediate annuities, and variable annuities. Mutual fund products and services primarily consist of open-end mutual funds closed-end funds, institutional advisory accounts and privately managed accounts. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, pension plan sponsors, pension plan consultants and banks.

      Guaranteed and Structured Financial Products (G&SFP) Segment. Offers a variety of retirement products to qualified defined benefit plans, defined contribution plans and non-qualified buyers. The Company's products include guaranteed investment contracts, funding agreements, single premium annuities, and general account participating annuities and fund type products. These contracts provide non-guaranteed, partially guaranteed, and fully guaranteed investment options through general and separate account products. The segment distributes its products through a combination of dedicated regional representatives, pension consultants and investment professionals. The segment's consumer notes program distributes primarily through brokers affiliated with the Company and securities brokerage firms. The segment's new banking products distribute primarily through the broker-dealer network to the retail investors. In addition, in January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment.

      Corporate and Other Segment. Primarily consists of the Company's remaining international insurance operations, certain corporate operations, the institutional investment management business and businesses that are either disposed or in run-off. Corporate operations primarily include certain financing activities, income on capital not specifically allocated to the reporting segments and certain non-recurring expenses not allocated to the segments. The disposed businesses primarily consist of group health insurance and related group life insurance, property and casualty insurance and selected broker/dealer operations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16 -- Segment Information - (continued)

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

      The accounting policies of the segments are the same as those described in
Note 2 - Summary of Significant Accounting Policies. Allocations of net investment income are based on the amount of assets allocated to each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other relevant allocation methodologies.

      The following table summarizes selected financial information by segment for the periods and dates indicated. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block see Note 7 - Closed Block in the notes to the consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16 -- Segment Information - (continued)

      The following table summarizes selected financial information by segment for the year ended or as of December 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                                           Wealth                    Corporate
                                                            Protection   Management       G&SFP      and Other    Consolidated
                                                            -----------------------------------------------------------------
For the period from April 29 though December 31, 2004
Revenues:
Revenues from external customers .......................    $ 1,729.9     $   350.0     $   159.4     $   600.5     $  2,839.8
Net investment income ..................................        884.3         417.9         844.4          15.4        2,162.0
Net realized investment and other gains (losses) .......         (4.0)        (19.4)         29.1           2.0            7.7
Inter-segment revenues .................................           --           0.9           0.4          (1.3)            --
                                                            ------------------------------------------------------------------
Revenues ...............................................    $ 2,610.2     $   749.4     $ 1,033.3     $   616.6     $  5,009.5
                                                            ==================================================================
Net Income:
Income from continuing operations ......................    $   259.1     $   136.8     $   128.7     $  (143.9)    $    380.7
Income from discontinued operations ....................           --            --           1.5          85.7           87.2
                                                            ------------------------------------------------------------------
Net income .............................................    $   259.1     $   136.8     $   130.2     $   (58.2)    $    467.9
                                                            ==================================================================
Supplemental Information:
Equity in net income of investees accounted
  for by the equity method .............................    $    35.8     $    14.4     $    45.5     $    31.8     $    127.5
Carrying amount of investments accounted
  for under the equity method ..........................        768.8         316.2         685.2         721.2        2,491.4
Amortization of deferred policy acquisition costs
  and value of business acquired, excluding amounts
  related to net realized investment and other
  gains (losses) .......................................         80.9          53.0          38.8          (2.6)         170.1
Interest expense .......................................          0.2            --            --          70.3           70.5
Income tax expense .....................................        137.9          60.8          53.3        (116.1)         135.9
Segment assets .........................................    $41,051.5     $19,545.1     $34,610.4     $ 6,441.6      101,648.6
Net Realized Investment and Other Gains
  (Losses) Data:
Net realized investment and other gains (losses) .......    $   (20.3)    $   (24.1)    $    64.0     $     1.9     $     21.5
Plus amortization of deferred policy acquisition
  costs  and value of business acquired related to
  net realized investment and other gains (losses)  ....          8.2           4.7            --            --           12.9
Less amounts credited to participating pension
  contractholder accounts ..............................           --            --         (34.9)          0.1          (34.8)
Add amounts credited to the policyholder
  dividend obligation ..................................          8.1            --            --            --            8.1
                                                            ------------------------------------------------------------------
Net realized investment and other gains (losses),
  net of related amortization of deferred policy
  acquisition costs, value of business acquired
  amounts credited to participating pension
  contractholders and amounts credited to the
  policyholder dividend obligation--per consolidated
  financial statements .................................    $    (4.0)    $   (19.4)    $    29.1     $     2.0     $      7.7
                                                            ==================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16 -- Segment Information - (continued)

                                                                           Wealth                  Corporate
                                                            Protection   Management     G&SFP      and Other   Consolidated
                                                            ---------------------------------------------------------------
For the period from January 1 though April 28, 2004
Revenues:
Revenues from external customers .......................    $  901.8     $  116.6     $  124.3     $  283.1     $1,425.8
Net investment income ..................................       496.4        237.5        533.8         43.5      1,311.2
Inter-segment revenues .................................          --          0.4          0.2         (0.6)          --
Net realized investment and other gains (losses) .......       (13.1)        (1.5)        (9.0)       103.6         80.0
                                                            ---------------------------------------------------------------
Revenues ...............................................    $1,385.1     $  353.0     $  649.3     $  429.6     $2,817.0
                                                            ===============================================================
Net Income:
Income from continuing operations ......................        98.7         52.2         79.3         38.7        268.9
Income from discontinued operations ....................          --           --          1.8         70.7         72.5
Cumulative effect of accounting change
  net of income tax ....................................        (0.9)        (2.7)         0.4         (1.1)        (4.3)
                                                            ---------------------------------------------------------------
Net income .............................................    $   97.8     $   49.5     $   81.5     $  108.3     $  337.1
                                                            ===============================================================
Supplemental Information:
Equity in net income of investees accounted
  for by the equity method .............................    $   11.4     $    3.1     $   11.5     $   45.1     $   71.1
Amortization of deferred policy acquisition costs and
  value of business acquired, excluding amounts
  related to net realized investment and other
  gains (losses) .......................................        83.6         50.0         (0.1)         6.3        139.8
Interest expense .......................................          --           --           --         25.3         25.3
Income tax expense .....................................        47.0         25.5         30.6         12.0        115.1
Net Realized Investment and Other Gains
  (Losses) Data:
Net realized investment and other gains (losses) .......    $   14.0     $   (5.7)    $   (0.8)    $  103.7     $  111.2
Plus amortization of deferred policy acquisition
  costs and value of business acquired related to net
  realized investment and other gains (losses) .........         6.9          4.2           --           --         11.1
Less amounts credited to participating pension
  contractholder accounts ..............................          --           --         (8.2)        (0.1)        (8.3)
Add amounts credited to the policyholder
  dividend obligation ..................................       (34.0)          --           --           --        (34.0)
                                                            ---------------------------------------------------------------
Net realized investment and other gains (losses),
  net of related amortization of deferred policy
  acquisition costs, value of business acquired,
  amounts credited to participating pension
  contractholders and amounts credited to the
  policyholder dividend obligation--per
  consolidated financial statements ....................    $  (13.1)    $   (1.5)    $   (9.0)    $  103.6     $   80.0
                                                            ===============================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16 -- Segment Information - (continued)

                                                                           Wealth                  Corporate
                                                            Protection   Management     G&SFP      and Other   Consolidated
                                                            ---------------------------------------------------------------
2003
Revenues:
Revenues from external customers .......................    $ 2,593.2     $   413.0   $   525.3    $   909.3    $  4,440.8
Net investment income ..................................      1,461.7         709.4     1,679.2         (1.0)      3,849.3
Inter-segment revenues .................................           --           1.2         0.7         (1.9)           --
Net realized investment and other gains (losses) .......        (27.2)        (47.0)     (216.4)       314.4          23.8
                                                            --------------------------------------------------------------
Revenues ...............................................    $ 4,027.7     $ 1,076.6   $ 1,988.8    $ 1,220.8    $  8,313.9
                                                            ==============================================================
Net Income:
Income from continuing operations ......................    $   341.6     $   162.4   $   186.7    $   148.0    $    838.7
Income from discontinued operations ....................           --            --        (0.9)       134.4         133.5
Cumulative effect of accounting change net of tax ......         (6.2)         (4.5)     (155.5)          --        (166.2)
                                                            --------------------------------------------------------------
Net income .............................................    $   335.4     $   157.9   $    30.3    $   282.4    $    806.0
                                                            ==============================================================
Supplemental Information:
Equity in net income of investees accounted
  for by the equity method .............................    $    31.0     $    16.9   $    57.9    $    35.1    $    140.9
Carrying amount of investments accounted
  3for under the equity method .........................        410.2         249.2       586.1        758.4       2,003.9
Amortization of deferred policy acquisition costs and
  value of business acquired, excluding amounts
  related to net realized investment and other
  gains (losses) .......................................        224.7         111.4         2.3          4.7         343.1
Interest expense .......................................          0.2            --          --         82.0          82.2
Income tax expense .....................................        168.8          73.2        69.6          5.1         316.7
Segment assets .........................................    $36,528.0     $18,704.7   $36,791.9    $19,681.6    $111,706.2
Net Realized Investment and Other Gains
  (Losses) Data:
Net realized investment and other gains (losses) .......    $   (93.0)    $   (33.3)  $  (219.6)   $   314.4    $    (31.5)
Plus amortization of deferred policy acquisition
  costs related to net realized investment and other
  gains (losses) .......................................          7.3         (13.7)         --           --          (6.4)
Less amounts credited to participating pension
  contractholder accounts ..............................           --            --         3.2           --           3.2
Add amounts credited to the policyholder dividend
  obligation ...........................................         58.5            --          --           --          58.5
                                                            --------------------------------------------------------------
Net realized investment and other gains (losses),
  net of related amortization of deferred policy
  acquisition costs, amounts credited to
  participating pension contractholders and
  amounts credited to the policyholder dividend
  obligation--per consolidated financial statements ....    $   (27.2)    $   (47.0)  $  (216.4)   $   314.4    $     23.8
                                                            ==============================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16 -- Segment Information - (continued)

                                                                           Wealth                  Corporate
                                                            Protection   Management     G&SFP      and Other   Consolidated
                                                            ---------------------------------------------------------------
2002
Revenues:
Revenues from external customers .......................    $ 2,599.3    $   397.2    $   352.8    $   739.5    $ 4,088.8
Net investment income ..................................      1,355.0        575.0      1,704.7         (6.4)     3,628.3
Inter-segment revenues .................................           --          1.1           --         (1.1)          --
Net realized investment and other gains (losses) .......        (65.9)       (42.8)      (313.6)       (26.2)      (448.5)
                                                            -------------------------------------------------------------
Revenues ...............................................    $ 3,888.4    $   930.5    $ 1,743.9    $   705.8    $ 7,268.6
                                                            =============================================================
Net Income:
Income from continuing operations ......................    $   255.6    $    97.0    $    84.3    $     4.2    $   441.1
Income from discontinued operations ....................           --           --         (1.5)        59.9         58.4
                                                            -------------------------------------------------------------
Net income .............................................    $   255.6    $    97.0    $    82.8    $    64.1    $   499.5
                                                            =============================================================
Supplemental Information:
Equity in net income of investees accounted
  for by the equity method .............................    $    17.9    $     8.7    $    34.5    $     5.7    $    66.8
Carrying amount of investments accounted
  for under the equity method ..........................        213.0        137.5        387.3        706.6      1,444.4
Amortization of deferred policy acquisition costs and
  value of business acquired, excluding amounts
  related to net realized investment and other
  gains (losses) .......................................        190.8        140.5          2.2          4.3        337.8
Interest expense .......................................          0.5          0.5           --         80.0         81.0
Income tax expense .....................................        140.2         41.2         26.0       (116.8)        90.6
Segment assets .........................................    $32,262.0    $16,037.9    $34,396.7    $15,167.5    $97,864.1
Net Realized Investment and Other Gains
  (Losses) Data:
Net realized investment and other gains (losses) .......    $   (87.6)   $   (71.0)   $  (336.9)   $   (26.2)   $  (521.7)
Plus amortization of deferred policy acquisition
  costs and value of business acquired related to net
  realized investment and other gains (losses) .........          9.8         28.2           --           --         38.0
Less amounts credited to participating pension
   contractholder accounts .............................           --           --         23.3           --         23.3
Add amounts credited to the policyholder
   dividend obligation .................................         11.9           --           --           --         11.9
                                                            -------------------------------------------------------------
Net realized investment and other gains (losses),
  net of related amortization of deferred policy
  acquisition costs, value of business acquired,
  amounts credited to participating pension
  contractholders and amounts credited to the
  policyholder dividend obligation--per consolidated
  financial statements .................................    $   (65.9)   $   (42.8)   $  (313.6)   $   (26.2)   $  (448.5)
                                                            =============================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 16 -- Segment Information - (continued)

      The Company operates primarily in the United States, and until December 29 2004, in Canada and the Pacific Rim (including China, Indonesia, Malaysia, the Philippines, Singapore, and Thailand). The following table summarizes selected financial information by geographic location for the year ended or at December 31:

                                                                                     Income Before
                                                                                     Income Taxes,
                                                                                     Discontinued
                                                                                    Operations and
                                                       Long-lived                Cumulative Effect of
                                           Revenues      Assets         Assets    Accounting Changes
                                          -----------------------------------------------------------
                                                               (in millions)
April 29 through December 31, 2004
United States ........................    $  4,639.9    $    254.0    $ 99,349.3      $    499.0
Canada ...............................           0.5            --       2,013.6             0.8
Foreign--other .......................         369.1           0.3         285.7            16.8
                                          ------------------------------------------------------
                                          $  5,009.5    $    254.3    $101,648.6      $    516.6
                                          ======================================================
January 1 through April 28, 2004
United States ........................    $  2,654.8    $    280.8    $ 96,529.2      $    380.7
Canada ...............................           0.1          79.9      14,427.2             1.3
Foreign--other .......................         162.1           3.2       1,058.3             2.0
                                          ------------------------------------------------------
                                          $  2,817.0    $    363.9    $112,014.7      $    384.0
                                          ======================================================
2003
United States ........................    $  7,759.4    $    284.4    $ 95,810.2      $  1,140.0
Canada ...............................          20.2          86.4      14,921.8             1.3
Foreign--other .......................         534.3           3.6         974.2            14.1
                                          ------------------------------------------------------
                                          $  8,313.9    $    374.4    $111,706.2      $  1,155.4
                                          ======================================================
2002
United States ........................    $  6,840.0    $    184.2    $ 86,018.5      $    523.0
Canada ...............................          18.2          58.1      11,047.6             0.7
Foreign--other .......................         410.4           3.9         798.0             8.0
                                          ------------------------------------------------------
                                          $  7,268.6    $    246.2    $ 97,864.1      $    531.7
                                          ======================================================

      The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 17 -- Fair Value of Financial Instruments

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

      Methods and assumptions used by the Company to determine the fair values of financial instruments included the following:

         For fixed maturity securities, (including redeemable preferred stocks) fair values are obtained from external pricing services where available, broker dealer quotes are used for thinly traded securities and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Credit Chief Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer and other senior management. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 17 -- Fair Value of Financial Instruments - (continued)

      The following table presents the carrying value and fair values of the Company's financial instruments:

                                                                                    December 31,
                                                              -------------------------------------------------------
                                                                         2004                        2003
                                                               Carrying                    Carrying
                                                                Value       Fair Value       Value       Fair Value
                                                              -------------------------------------------------------
                                                                                   (in millions)
Assets:
Fixed maturities:
      Held-to-maturity ...................................            --            --     $ 1,498.6     $ 1,523.0
      Available-for-sale .................................     $48,491.0     $48,491.0      51,887.0      51,887.0
      Trading securities .................................            --            --          42.2          42.2
Equity securities:
      Available-for-sale .................................         330.5         330.5         795.1         795.1
      Trading securities .................................           4.2           4.2         448.4         448.4
Mortgage loans on real estate ............................      11,816.2      11,896.7      12,936.0      13,979.5
Policy loans .............................................       2,012.0       2,012.0       2,117.9       2,117.9
Short-term investments ...................................           3.0           3.0         121.6         121.6
Cash and cash equivalents ................................       1,396.9       1,396.9       3,121.6       3,121.6
Derivatives:
      Futures contracts, net .............................           1.1           1.1           0.5           0.5
      Interest rate swap agreements ......................         341.1         341.1         190.5         190.5
      Interest rate swap CMT .............................            --            --           0.7           0.7
      Interest rate cap agreements .......................          11.8          11.8          28.2          28.2
      Interest rate floor agreements .....................          85.3          85.3          76.0          76.0
      Currency rate swap agreements ......................         899.7         899.7         790.3         790.3
      Foreign exchange forward ...........................            --            --           4.4           4.4
      Credit default swaps ...............................           0.9           0.9           1.9           1.9
      Equity collar agreements ...........................            --            --           2.0           2.0
      Equity options .....................................            --            --           1.2           1.2
      Equity swaps .......................................            --            --           0.1           0.1
Liabilities:
Consumer notes ...........................................       2,379.1       2,360.9       1,550.4       1,473.0
Debt .....................................................       2,183.3       2,214.6       1,895.3       2,025.8
Guaranteed investment contracts and funding agreements ...      14,643.0      14,689.9      17,540.9      17,550.5
Fixed rate deferred and immediate annuities ..............      11,047.7      11,067.8      10,336.0      10,602.9
Supplementary contracts without life contingencies .......          78.0          69.0          56.6          61.6
Derivatives:
      Futures contracts, net .............................            --            --           0.2           0.2
      Interest rate swap agreements ......................         449.9         449.9         842.2         842.2
      Interest rate swaption agreements ..................           3.4           3.4           2.6           2.6
      Currency rate swap agreements ......................         858.9         858.9         677.1         677.1
      Credit default swaps ...............................           2.5           2.5           1.4           1.4
Commitments ..............................................            --       1,428.2            --       2,494.0

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18 -- Goodwill and Other Intangible Assets

      The Company recognized several intangible assets during Manulife's merger with the Company, and subsequently derecognized intangible assets belonging to its Canadian and Asian subsidiaries which were transferred to Manulife's respective Canadian and Asian operations. See Note 1 - Change of Control for additional discussion of the Merger and see Note 2- Summary of Significant Accounting Policies for additional discussion of the transfers.

      Unamortizable assets include goodwill, brand name and investment management contracts. Goodwill is the excess of the cost to Manulife over the fair value of the Company's identifiable net assets acquired by Manulife in the recent merger. Brand name is the fair value of the Company's trademark and trade name acquired by Manulife in the recent merger. Investment management contracts are the fair values of the investment management relationships between the Company and each of the mutual funds managed by the Company acquired by Manulife in the recent merger.

      Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to businesses acquired by Manulife in the recent merger. VOBA had weighted average lives ranging from 6 to 17 years for various insurance businesses at the merger. Distribution networks are values assigned to the Company's networks of sales agents and producers responsible for procuring business acquired by Manulife in the recent merger. Distribution networks had weighted average lives of 21 years at the merger. Other investment management contracts are the values assigned to the Company's individual and group benefit contracts managed by its Canadian subsidiary, as well as contracts managed by its wealth management segment and several investment groups in its corporate segment acquired by Manulife in the recent merger. At December 31, 2004, other investment management contracts remaining after the Company's transfers of its Canadian and Asian businesses are those in the Wealth Management and Corporate and Other Segments. Other investment management contracts had weighted average lives of 9 years at the merger. Collectively, these amortizable intangible assets had a weighted average life of 15 years at the merger.

      Brand name, distribution networks, and other investment management contracts were initially recognized at the time of the acquisition of the Company by Manulife in the recent merger. Goodwill, investment management contracts and VOBA were expanded in scope and size as a result of the merger.

      The Company will test unamortizable intangible assets for impairment on an annual basis, and also in response to any events which suggest that these assets may be impaired (triggering events). Amortizable intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment testing program set forth in SFAS No. 142 "Goodwill and Other Intangible Assets." The Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an intangible asset's fair value is deemed to be less than its carrying value.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18 -- Goodwill and Other Intangible Assets - (continued)

      The following tables set forth certain summarized financial information relating to the Company's intangible assets as of the dates and periods indicated.

                                                                                  Accumulated
                                                              Gross Carrying      Amortization     Net Carrying
                                                                  Amount       and Other Changes      Amount
                                                              -------------------------------------------------
                                                                                (in millions)
December 31, 2004
     Unamortizable intangible assets
              Goodwill .....................................     $3,098.3           $  (35.1)       $3,063.2
              Brand name ...................................        600.0                 --           600.0
              Investment management contracts ..............        292.9                 --           292.9
     Amortizable intangible assets:
              Distribution networks ........................        397.2               (0.7)          396.5
              Other investment management contracts ........         61.7               (2.6)           59.1
              VOBA .........................................      3,124.9             (173.4)        2,951.5
December 31, 2003
      Unamortizable intangible assets:
              Goodwill .....................................     $  424.5           $  (79.5)       $  345.0
              Mutual fund investment management contracts ..         13.3               (7.0)            6.3
      Amortizable intangible assets:
              VOBA .........................................        585.1              (34.6)          550.5

                                                                         Period from
                                                                           April 29   Period from
                                                                           through     January 1
                                                                           December  through April
                                                                           31, 2004     28, 2004      2003     2002
                                                                         -------------------------------------------
Aggregate amortization expense                                                            (in millions)
Distribution networks, net of tax of $ 0.2 million, $ -- million,
  $--million and $-- million, respectively .............................    $ 0.5           --         --       --
Other management contract amortization, net of tax of $ 0.9 million,
  $ -- million, $--million and,  $--million, respectively ..............      1.7           --         --       --
VOBA, net of tax of $45.4 million,  $2.2 million, $1.4 million and
  $0.4 million, respectively ...........................................     84.4        $ 4.0      $ 3.0    $ 0.9
                                                                           -----------------------------------------
Aggregate amortization expense, net of tax of $ 46.5 million,
  $2.2 million, $ 1.4 million and $0.4 million, respectively ...........    $86.6        $ 4.0      $ 3.0    $ 0.9
                                                                           =========================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18 -- Goodwill and Other Intangible Assets - (continued)

                                                                                              Tax      Net
                                                                                             Effect  Expense
                                                                                            ------------------
                                                                                               (in millions)
Estimated future aggregate amortization expense for the years ending December 31,
      2005..............................................................................     $ 72.2    $ 134.1
      2006..............................................................................       66.7      123.9
      2007..............................................................................       59.3      110.1
      2008..............................................................................       52.8       98.1
      2009..............................................................................       49.7       92.2

      The following tables present the continuity of each of the Company's unamortizable and amortizable intangible assets for the periods presented.

   Unamortizable intangible assets:

                                                                                                 Corporate
                                                            Wealth                                  And
                                           Protection     Management       G&SFP      Canada       Other     Consolidated
                                          --------------------------------------------------------------------------------
                                                                          (in millions)

Goodwill:
Balance at January 1, 2004..........         $ 66.1         $ 42.1           --        $ 236.4      $ 0.4       $  345.0

Other adjustments (1).................           --             --           --          (13.0)        --          (13.0)
                                          -------------------------------------------------------------------------------
Balance at April 28, 2004...........         $ 66.1         $ 42.1           --        $ 223.4      $ 0.4       $  332.0
                                          ===============================================================================

(1) JHFS's Canada segment was transferred to MLI in 2004. Other adjustments include foreign currency translation adjustment of $(13.0) million.

                                                                                               Corporate
                                                            Wealth                                And
                                           Protection     Management     G&SFP      Canada       Other     Consolidated
                                          ------------------------------------------------------------------------------
                                                                        (in millions)
Goodwill:
Balance at April 29, 2004 ......             $   66.1      $   42.1        --       $  223.4     $    0.4     $  332.0
Goodwill derecognized (1) ......                (66.1)        (42.1)       --         (223.4)        (0.4)      (332.0)
Goodwill recognized (2) ........              1,842.3       1,040.0        --        1,318.9        216.0      4,417.2
Other adjustments (3) ..........                   --            --        --       (1,318.9)       (35.1)    (1,354.0)
                                          ------------------------------------------------------------------------------
Balance at December 31, 2004 ...             $1,842.3      $1,040.0        --             --     $  180.9     $3,063.2
                                          ==============================================================================

(1)   Goodwill derecognized in the purchase transaction with Manulife.
(2) Goodwill recognized in the purchase transaction with Manulife. JHFS's Canada segment was transferred to MLI in 2004.
(3) Also, certain Asian operations, included in Corporate and Other, were transferred to Manulife's Asian subsidiaries in 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18 -- Goodwill and Other Intangible Assets - (continued)

Unamortizable intangible assets - (continued):

                                                                                          Corporate
                                                       Wealth                                And
                                      Protection     Management     G&SFP      Canada       Other     Consolidated
                                     ------------------------------------------------------------------------------
                                                                        (in millions)
Balance at January 1, 2003 .....       $ 66.1         $ 42.1         --       $146.0       $  0.4       $254.6
Other adjustments (1) ..........           --             --         --         90.4           --         90.4
                                     ------------------------------------------------------------------------------
Balance at December 31, 2003 ...       $ 66.1         $ 42.1         --       $236.4       $  0.4       $345.0
                                     ==============================================================================

(1) JHFS's Canada segment was transferred to MLI in 2004. Other adjustments include $57.1 million goodwill recognized in Canada segment's acquisition of Liberty Health, and $33.3 foreign currency translation adjustment.

                                                                                          Corporate
                                                       Wealth                                And
                                      Protection     Management     G&SFP      Canada       Other     Consolidated
                                     ------------------------------------------------------------------------------
                                                                   (in millions)
Brand name:
Balance at January 1, 2004 .....           --               --         --         --           --           --
Brand name recognized (1) ......       $364.4           $209.0         --         --       $ 26.6       $600.0
                                     -------------------------------------------------------------------------------
Balance at December 31, 2004 ...       $364.4           $209.0         --         --       $ 26.6       $600.0
                                     ===============================================================================

(1)   Brand name recognized in the purchase transaction with Manulife.

                                                                                              Corporate
                                                           Wealth                                And
                                          Protection     Management     G&SFP      Canada       Other     Consolidated
                                         ------------------------------------------------------------------------------
                                                                       (in millions)
Investment management contracts:
Balance at January 1, 2004 .........           --           $  6.3        --         --           --         $  6.3
Investment management contracts
  derecognized (1) .................           --             (6.3)       --         --           --           (6.3)
Investment management contracts
  recognized (2) ...................           --            292.9        --         --           --          292.9
Other adjustments ..................           --               --        --         --           --             --
                                          ------------------------------------------------------------------------------
Balance at December 31, 2004 .......           --           $292.9        --         --           --         $292.9
                                          ==============================================================================

(1) Investment management contracts derecognized in the purchase transaction with Manulife.
(2) Investment management contracts recognized in the purchase transaction with Manulife.

                                                                                              Corporate
                                                           Wealth                                And
                                          Protection     Management     G&SFP      Canada       Other     Consolidated
                                         ------------------------------------------------------------------------------
                                                                       (in millions)
Investment management contracts:
Balance at January 1, 2003..........         --            $ 5.2          --          --          --          $ 5.2
Acquisitions(1).....................         --              1.1          --          --          --            1.1
                                       ---------------------------------------------------------------------------------
Balance at December 31, 2003........         --            $ 6.3          --          --          --          $ 6.3
                                        ================================================================================

(1) This increase results from JH Fund's purchases of the mutual fund investment management contracts for the US Global Leaders Fund, Classic Value Fund, and Large Cap Select Fund in 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18 -- Goodwill and Other Intangible Assets - (continued)

Amortizable intangible assets:

                                                                                               Corporate
                                                            Wealth                                And
                                           Protection     Management     G&SFP      Canada       Other     Consolidated
                                          ------------------------------------------------------------------------------
                                                                        (in millions)
Distribution networks:
Balance at January 1, 2004 ..............         --           --         --            --        --           --
Distribution networks recognized (1) ....     $308.6       $ 88.6         --        $ 59.9        --       $457.1
Amortization ............................       (0.7)          --         --            --        --         (0.7)
Other adjustments (2) ...................         --           --         --        $(59.9)       --        (59.9)
                                           -----------------------------------------------------------------------------
Balance at December 31, 2004 ............     $307.9       $ 88.6         --            --        --       $396.5
                                           =============================================================================

(1) Distribution networks recognized in the purchase transaction with Manulife.
(2) JHFS's Canada segment was transferred to MLI in 2004. For these discontinued operations, the amortization expense for the period was $(2.0) million and the foreign currency translation adjustment was $ 8.5 million.

                                                                                         Corporate
                                                      Wealth                                And
                                     Protection     Management     G&SFP      Canada       Other     Consolidated
                                    ------------------------------------------------------------------------------
                                                                  (in millions)
Other investment management
contracts:
Balance at January 1, 2004 .....         --             --          --             --          --          --
Other investment management
  contracts recognized (1) .....         --         $ 20.3          --         $ 77.2      $ 41.4      $138.9
Amortization ...................         --           (0.8)         --             --        (1.8)       (2.6)
Other adjustments (2) ..........         --             --          --         $(77.2)         --       (77.2)
                                    ------------------------------------------------------------------------------
Balance at December 31, 2004 ...         --         $ 19.5          --             --      $ 39.6      $ 59.1
                                    ==============================================================================

(1) Other investment management contracts recognized in the purchase transaction with Manulife.
(2) JHFS's Canada segment was transferred to MLI in 2004. For these discontinued operations, the amortization expense for the period was $ (4.5) million, and the foreign currency translation adjustment was $ 10.4 million.

                                                                                           Corporate
                                                        Wealth                                And
                                       Protection     Management     G&SFP      Canada       Other     Consolidated
                                      ------------------------------------------------------------------------------
                                                                      (in millions)
VOBA:
VOBA balance at January 1, 2004 ....     $232.8          --           --       $317.7          --       $550.5
Amortization .......................       (6.2)         --           --           --          --         (6.2)
Adjustment to unrealized gains on
  securities available for sale ....        5.5          --           --           --          --          5.5
Other adjustments (1)(2) ...........       (1.4)         --           --        (74.1)         --        (75.5)
                                      ------------------------------------------------------------------------------
VOBA balance at April 28, 2004 .....     $230.7          --           --       $243.6          --       $474.3
                                      ==============================================================================

(1) VOBA existing prior to the merger with Manulife related to the acquisition of the fixed universal life insurance business of Allmerica was adjusted to reflect adjustments to the purchase equation.
(2) Other adjustments to the Canadian segment included $ (2.6) million amortization expense for the period, $ 4.8 million adjustment to unrealized gains on securities available for sale, foreign currency translation adjustment of $ (15.6) million, and $ (60.7) million adjustment to VOBA as a result of the adoption of AICPA SOP 03-1.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 18 -- Goodwill and Other Intangible Assets - (continued)

                                                                                           Corporate
                                                        Wealth                                And
                                       Protection     Management     G&SFP      Canada       Other     Consolidated
                                      ------------------------------------------------------------------------------
                                                                        (in millions)
VOBA:
Balance at April 29, 2004 ...........     $  230.7            --           --    $  243.6          --     $  474.3
VOBA derecognized (1) ...............       (230.7)           --           --      (243.6)         --       (474.3)
                                                                                                                 $
VOBA recognized (2) .................      2,402.2      $  474.9     $  247.8       756.3      $  4.8      3,886.0
Amortization ........................        (44.5)        (47.1)       (38.1)         --          --       (129.7)
Adjustment to unrealized gains on
   securities available for sale ....        (22.3)        (21.4)          --          --          --        (43.7)
Other adjustments (3)(4) ............           --            --           --      (756.3)       (4.8)      (761.1)
                                      ------------------------------------------------------------------------------
Balance at December 31, 2004 ........     $2,335.4      $  406.4     $  209.7          --          --     $2,951.5
                                      ==============================================================================

(1)   VOBA derecognized in the purchase transaction with Manulife.
(2)   VOBA recognized in the purchase transaction with Manulife.
(3) JHFS's Canada segment was transferred to MLI in the fourth quarter of 2004. For these discontinued operations, the amortization expense was $(23.3) million for the period, and the foreign currency translation adjustment was $104.0 million.
(4) JHFS' Singapore insurance operations (JH Singapore), included in Corporate and Other, were transferred to Manulife Singapore in 2004. The amortization expense related with these discontinued operations was $(0.2) million for the period.

                                                                                           Corporate
                                                        Wealth                                And
                                       Protection     Management     G&SFP      Canada       Other     Consolidated
                                      ------------------------------------------------------------------------------
                                                                        (in millions)
VOBA:
Balance at January 1, 2003 ..........     $244.1          --         --         $237.6         --       $481.7
Amortization ........................      (12.7)         --         --             --         --        (12.7)
Adjustment to unrealized gains on
   securities available for sale ....       (2.8)         --         --             --         --         (2.8)
Other adjustments (1)(2) ............        4.2          --         --           80.1         --         84.3
                                      ------------------------------------------------------------------------------
Balance at December 31, 2003 ........     $232.8          --         --         $317.7         --       $550.5
                                      ==============================================================================

(1) An adjustment of $4.2 million was made to previously recorded VOBA relating to the acquisition of the fixed universal life insurance business of Allmerica, to reflect refinements in methods and assumptions implemented upon finalization of transition.
(2) Other adjustments to the Canadian segment included $8.3 million amortization expense for the period, $25.4 million VOBA recognized in its acquisition of Liberty Health, $(9.3) million adjustment to unrealized gains on securities available for sale, and foreign currency translation adjustment of $55.7 million.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 19 -- Certain Separate Accounts

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

     During 2004 and 2003, there were no gains or losses on transfers of assets from the general account to the separate account. The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in policyholder benefits in the Company's Statements of Income. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line items in the Company's Statements of Income.

      The deposits related to the variable life insurance contracts are invested in separate accounts and the Company guarantees a specified death benefit if certain specified premiums are paid by the policyholder, regardless of separate account performance.

      In 2004, the Company transferred its Canada segment to MLI. Therefore the Canada segment's separate account assets and various guarantees are not included in the Company's 2004 year end balances, but included in the Company's 2003 year end balances.

      At December 31, 2004 and December 31, 2003, the Company had the following variable life contracts with guarantees. For guarantees of amounts in the event of death, the net amount at risk is defined as the excess of the initial sum insured over the current sum insured for fixed premium variable life contracts, and, for other variable life contracts, is equal to the sum insured when the account value is assumed to be zero and the policy is still in force.

                                                   December 31,   December 31,
                                                       2004           2003
                                                   ---------------------------
                                                   (in millions, except for age)
Life contracts with guaranteed benefits
  In the event of death
  Account value...................................   $ 6,899.0      $ 6,249.4
  Net amount at risk related to deposits .........       117.5          106.2
  Average attained age of contractholders ........        44             46

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

      At December 31, 2004 and December 31, 2003, the Company had the following variable contracts with guarantees. The Company's variable annuity contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive. For guarantees of amounts in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is defined as the guaranteed minimum accumulation balance minus the current account balance.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 19 -- Certain Separate Accounts - (continued)

                                                                2004              2003
                                                       ------------------------------------
                                                    (in millions, except for ages and percents)
Return of net deposits
In the event of death
  Account value .................................             $3,273.7          $6,776.9
  Net amount at risk ............................                121.5             359.9
  Average attained age of contractholders .......                   64                58

Return of net deposits plus a minimum return
In the event of death
  Account value .................................             $  985.2          $1,051.7
  Net amount at risk ............................                212.9             230.7
  Average attained age of contractholders .......                   65                63
  Guaranteed minimum return rate ................                   5%                5%
Accumulation at specified date
  Account value .................................                   --          $  636.0
  Net amount at risk ............................                   --              20.3
  Average attained age of contractholders .......                   --                55
  Range of guaranteed minimum return rates ......                   --                --
At annuitization
  Account value .................................             $  212.0          $  169.4
  Net amount at risk ............................                 21.0                --
  Average attained age of contractholders .......                   59                57
  Range of guaranteed minimum return rates ......                 4-5%              4-5%

Highest specified anniversary account value minus
  withdrawals post anniversary
In the event of death
  Account value .................................             $1,177.0          $3,959.3
  Net amount at risk ............................                139.2             566.2
  Average attained age of contractholders .......                   63                56

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 19 -- Certain Separate Accounts - (continued)

      Account balances of variable contracts with guarantees were invested in variable separate accounts in various mutual funds which included foreign and domestic equities and bonds as shown below:

                                                              December 31,
                                                          2004            2003
                                                       -------------------------
Type of Fund                                                 (in millions)

Domestic Equity - Growth Funds .................       $ 3,031.6       $ 3,409.0
Domestic Bond Funds ............................         2,211.2         2,737.9
Domestic Equity - Growth & Income Funds ........         2,348.1         2,341.2
Balanced Investment Funds ......................         2,103.5         2,840.5
Domestic Equity - Value Funds ..................         1,097.8           865.0
Canadian Equity Funds ..........................              --         1,555.3
International Equity Funds .....................           902.9           853.2
International Bond Funds .......................           119.4           107.3
Hedge Funds ....................................            31.8            22.7
                                                       ---------       ---------
 Total .........................................       $11,846.3       $14,732.1
                                                       =========       =========

The following table summarizes the liabilities for guarantees on variable contracts reflected in the general account:

                                                        Guaranteed        Guaranteed
                                                       Minimum Death    Minimum Income
                                                      Benefit (GMDB)    Benefit (GMIB)      Totals
                                                      ------------------------------------------------
                                                                      (in millions)
Balance at January 1, 2004.........................       $ 32.9             $ 1.0         $ 33.9
Incurred guarantee benefits .......................          5.1               0.0            5.1
Fair value adjustment at Manulife acquisition......          7.9               0.6            8.5
Paid guarantee benefits ...........................         (8.7)              0.0           (8.7)
                                                      ------------------------------------------------
Balance at December 31, 2004.......................       $ 37.2             $ 1.6         $ 38.8
                                                      ================================================

      The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the GMDB liability at December 31, 2004.

o Data used included 200 and 1,000 (for annuity and life contracts, respectively) stochastically generated investment performance scenarios.

o Volatility assumptions depended on mix of investments by contract type and ranged between 13.8% (life products) and 19% (annuity products).

o Life products used purchase GAAP mortality, lapse, mean investment performance, and discount rate assumptions included in the related deferred acquisition cost (DAC) and value of business acquired (VOBA) models which varied by product.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 19 -- Certain Separate Accounts - (continued)

o     Mean investment performance assumption for annuity contracts was 8.67%.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company

      The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the Securities and Exchange Commission (the "Commission") and in accordance with Rule 12h-5 of the Commission.

      John Hancock Variable Life Insurance Company (the Variable Company) is a wholly-owned subsidiary of JHFS. The Variable Company sells deferred annuity contracts, which are registered products with the Commission and which feature a market value adjustment. As of December 31, 2004, JHFS provides a full and unconditional guarantee of the Variable Company's obligation to pay amounts due to contractholders on surrender, withdrawal or annuitization of the Variable Company's deferred annuity contracts' market value adjustment interest. In addition, JHFS guarantees all Variable Company's future issues of deferred annuity contracts with market value adjustments.

      JHFS is an insurance holding company. The assets of JHFS consist primarily of the outstanding capital stock of the Life Company and certain international subsidiaries. JHFS' cash flow primarily consists of dividends from its operating subsidiaries and proceeds from debt offerings (see Note 8--Debt and Line of Credit) offset by expenses, shareholder dividends and stock repurchases. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, paying dividends on its common stock and any board of directors approved repurchase of its common stock pursuant to the board of director's approved plan, substantially depends upon dividends from its operating subsidiaries.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                         John Hancock
                                                           John Hancock  Variable Life                                Consolidated
                                                             Financial     Insurance                                  John Hancock
                                                             Services       Company         Other                      Financial
                                                            (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                           ------------------------------------------------------------------------
                                                                                         (in millions)
December 31, 2004
Assets:
Invested assets .........................................    $     18.4    $  5,439.3     $ 60,311.7    $    546.3      $ 66,315.7
Cash and cash equivalents ...............................           7.5          85.7        1,289.1          14.6         1,396.9
Investment in unconsolidated subsidiaries ...............      12,452.5         135.2             --     (12,587.7)             --
Other assets ............................................         110.5       2,170.6       12,889.3          12.6        15,183.0
Separate account assets .................................            --       7,335.7       11,417.3            --        18,753.0
                                                            ----------------------------------------------------------------------
      Total Assets ......................................    $ 12,588.9    $ 15,166.5     $ 85,907.4    $(12,014.2)     $101,648.6
                                                            ======================================================================
Liabilities:
Insurance liabilities and Consumer Notes ................            --    $  5,415.8     $ 60,360.6    $    429.1      $ 66,205.5
Debt ....................................................    $  1,113.3            --        1,070.0            --         2,183.3
Other liabilities .......................................         142.9         380.3        2,590.2           9.2         3,122.6
Separate account liabilities ............................            --       7,335.7       11,417.3            --        18,753.0
                                                            ----------------------------------------------------------------------
      Total Liabilities .................................       1,256.2      13,131.8       75,438.1         438.3        90,264.4

Preferred shareholder's equity in subsidiary
  companies .............................................            --            --           51.5            --            51.5
Shareholder's equity(1) .................................      11,332.7       2,034.7       10,417.8     (12,452.5)       11,332.7
                                                            ----------------------------------------------------------------------
      Total Liabilities, Preferred Shareholder's
        Equity in Subsidiary Companies and
        Shareholder's Equity(1) .........................    $ 12,588.9    $ 15,166.5     $ 85,907.4    $(12,014.2)     $101,648.6
                                                            ======================================================================

December 31, 2003
Assets:
Invested assets .........................................    $      5.0    $  4,810.2     $ 67,704.9    $    533.0      $ 73,053.1
Cash and cash equivalents ...............................          17.6          49.4        3,036.3          18.3         3,121.6
Investment in unconsolidated subsidiaries ...............       9,045.1         124.6             --      (9,169.7)             --
Other assets ............................................         161.5       1,581.7        9,875.6        (209.2)       11,409.6
Separate account assets .................................            --       6,881.9       17,240.0            --        24,121.9
                                                            ----------------------------------------------------------------------
      Total Assets ......................................    $  9,229.2    $ 13,447.8     $ 97,856.8    $ (8,827.6)     $111,706.2
                                                            ======================================================================
Liabilities:
Insurance liabilities and Consumer Notes ................            --    $  4,715.0     $ 66,822.2    $    438.1      $ 71,975.3
Debt ....................................................    $    975.3            --        1,015.0         (95.0)        1,895.3
Other liabilities .......................................          38.2         598.1        4,826.9        (125.6)        5,337.6
Separate account liabilities ............................            --       6,881.9       17,240.0            --        24,121.9
                                                            ----------------------------------------------------------------------
      Total Liabilities .................................       1,013.5      12,195.0       89,940.1         217.5       103,330.1

Preferred shareholder's equity in subsidiary companies ..            --            --          160.4            --           160.4
Shareholder's equity(1) .................................       8,215.7       1,252.8        7,792.3      (9,045.1)        8,215.7
                                                            ----------------------------------------------------------------------
      Total Liabilities, Preferred Shareholder's
        Equity in Subsidiary Companies and
        Shareholder's Equity(1) .........................    $  9,229.2    $ 13,447.8     $ 97,856.8    $ (8,827.6)     $111,706.2
                                                            ======================================================================

1) Shareholder's equity includes preferred stock of JHFS at $0.01 par value, 1 share authorized, issued and outstanding and common stock of JHFS at $0.01 par value, 1,000 shares authorized, issued and outstanding at December 31, 2004; 2.0 billion shares authorized, 319.8 million shares issued at December 31, 2003, and JHFS treasury stock at a cost of $1,069.0 or 30.0 millions shares at December 31, 2003.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

           CONDENSED CONSOLIDATING STATEMENTS OF INCOME - (CONTINUED)

                                                                         John Hancock
                                                           John Hancock  Variable Life                                Consolidated
                                                             Financial     Insurance                                  John Hancock
                                                             Services       Company         Other                      Financial
                                                            (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                           ------------------------------------------------------------------------
                                                                                         (in millions)
For the Period from April 29
  through December 31, 2004
Revenues
      Premiums .......................................             --        $   49.2      $1,820.8      $   1.2          $1,871.2
      Universal life and investment-type
         product charges .............................             --           248.0         187.9          0.5             436.4
      Net investment income ..........................       $    0.4           176.7       1,967.0         17.9           2,162.0
      Net realized investment and other
         gains (losses), net .........................             --           (12.8)         22.9         (2.4)              7.7
      Investment management revenues,
         commissions and other fees ..................             --              --         356.8           --             356.8
      Other revenue ..................................             --              --         175.4           --             175.4
                                                          ------------------------------------------------------------------------
      Total revenues .................................            0.4           461.1       4,530.8         17.2           5,009.5
                                                          ------------------------------------------------------------------------
Benefits and expenses
      Benefits to policyholders ......................             --           209.7       2,635.2         13.2           2,858.1
      Other operating costs and expenses .............           81.9            79.5         974.0         (0.1)          1,135.3
      Amortization of deferred policy
         acquisition costs and value of
         business acquired ...........................             --            21.4         148.0          0.7             170.1
      Dividends to policyholders .....................             --            12.8         316.6           --             329.4
                                                          ------------------------------------------------------------------------
      Total benefits and expenses ....................           81.9           323.4       4,073.8         13.8           4,492.9
                                                          ------------------------------------------------------------------------
Income (loss) before income taxes ....................          (81.5)          137.7         457.0          3.4             516.6
Income taxes .........................................          (21.3)           46.5         109.5          1.2             135.9
                                                          ------------------------------------------------------------------------
      Net income (loss) after taxes ..................          (60.2)           91.2         347.5          2.2             380.7
Equity in the net income of
  unconsolidated subsidiaries ........................          528.1             2.2            --       (530.3)               --
                                                          ------------------------------------------------------------------------
Net income before discontinued operations ............          467.9            93.4         347.5       (528.1)            380.7
Discontinued operations ..............................             --              --          87.2           --              87.2
                                                          ------------------------------------------------------------------------
Net income ...........................................       $  467.9        $   93.4      $  434.7      $(528.1)         $  467.9
                                                          ========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                                         John Hancock
                                                           John Hancock  Variable Life                                Consolidated
                                                             Financial     Insurance                                  John Hancock
                                                             Services       Company         Other                      Financial
                                                            (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                           ------------------------------------------------------------------------
                                                                                         (in millions)
For the period from January 1
  through April 28, 2004
Revenues
      Premiums .......................................             --      $   26.4      $  891.2      $   (1.0)       $  916.6
      Universal life and investment-type
         product charges .............................             --         132.2         108.6           0.2           241.0
      Net investment income ..........................       $    0.1         101.9       1,198.2          11.0         1,311.2
      Net realized investment and other
         gains (losses), net .........................             --          (1.4)         81.1           0.3            80.0
      Investment management revenues,
         commissions and other fees ..................             --            --         179.9            --           179.9
      Other revenue ..................................             --           0.1          88.2            --            88.3
                                                           ------------------------------------------------------------------------
      Total revenues .................................            0.1         259.2       2,547.2          10.5         2,817.0
                                                           ------------------------------------------------------------------------
Benefits and expenses
      Benefits to policyholders ......................             --         121.2       1,484.5           6.5         1,612.2
      Other operating costs and expenses .............           65.8          36.1         422.1           0.3           524.3
      Amortization of deferred policy
         acquisition costs and value of
         business acquired ...........................             --          33.0         106.8            --           139.8
      Dividends to policyholders .....................             --           6.2         150.5            --           156.7
                                                           ------------------------------------------------------------------------
      Total benefits and expenses ....................           65.8         196.5       2,163.9           6.8         2,433.0
                                                           ------------------------------------------------------------------------
Income (loss) before income taxes
  and cumulative effect of accounting change .........          (65.7)         62.7         383.3           3.7           384.0

Income taxes .........................................          (17.1)         20.6         110.4           1.2           115.1
                                                           ------------------------------------------------------------------------
Net income (loss) before cumulative
  effect of accounting change ........................          (48.6)         42.1         272.9           2.5           268.9
Cumulative effect of accounting
  change, net of tax .................................             --          (3.0)         (1.3)           --            (4.3)
Equity in the net income of
  unconsolidated subsidiaries ........................          385.7           2.5            --        (388.2)             --
                                                           ------------------------------------------------------------------------
Net income before discontinued operations ............          337.1          41.6         271.6        (385.7)          264.6
Discontinued operations ..............................             --            --          72.5            --            72.5
                                                           ------------------------------------------------------------------------
Net income ...........................................       $  337.1      $   41.6      $  344.1      $ (385.7)       $  337.1
                                                           ========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

           CONDENSED CONSOLIDATING STATEMENTS OF INCOME - (CONTINUED)

                                                                         John Hancock
                                                           John Hancock  Variable Life                                Consolidated
                                                             Financial     Insurance                                  John Hancock
                                                             Services       Company         Other                      Financial
                                                            (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                           ------------------------------------------------------------------------
                                                                                         (in millions)
For the Year Ended December 31, 2003
Revenues
      Premiums .......................................             --      $   66.6        $2,943.4        $    0.6        $3,010.6
      Universal life and investment-type
         product charges .............................             --         366.9           292.5             0.8           660.2
      Net investment income ..........................       $    0.2         281.8         3,532.8            34.5         3,849.3
      Net realized investment and other
         gains (losses), net .........................             --         (21.4)           48.6            (3.4)           23.8
      Investment management revenues,
         commissions and other fees ..................             --            --           498.1              --           498.1
      Other revenue ..................................             --           0.2           271.7              --           271.9
                                                           ------------------------------------------------------------------------
      Total revenues .................................            0.2         694.1         7,587.1            32.5         8,313.9
                                                           ------------------------------------------------------------------------
Benefits and expenses
      Benefits to policyholders ......................             --         316.8         4,519.7            21.1         4,857.6
      Other operating costs and expenses .............           49.7          94.7         1,262.9             1.7         1,409.0
      Amortization of deferred policy
         acquisition costs and value of
         business acquired ...........................             --         104.7           238.3             0.1           343.1
      Dividends to policyholders .....................             --          17.5           531.3              --           548.8
                                                           ------------------------------------------------------------------------
      Total benefits and expenses ....................           49.7         533.7         6,552.2            22.9         7,158.5
                                                           ------------------------------------------------------------------------
Income (loss) before income taxes ....................          (49.5)        160.4         1,034.9             9.6         1,155.4
Income taxes .........................................          (24.0)         52.6           284.9             3.2           316.7
                                                           ------------------------------------------------------------------------
      Net income (loss) after taxes ..................          (25.5)        107.8           750.0             6.4           838.7
Cumulative effect of accounting changes,
   net of income tax .................................             --          (6.5)         (159.7)             --          (166.2)
Equity in the net income of
   unconsolidated subsidiaries .......................          831.5           6.4              --          (837.9)             --
                                                           ------------------------------------------------------------------------
Net income before discontinued operations.............          806.0         107.7           590.3          (831.5)          672.5
Discontinued operations ..............................             --            --           133.5              --           133.5
                                                           ------------------------------------------------------------------------
Net income ...........................................       $  806.0      $  107.7        $  723.8        $ (831.5)       $  806.0
                                                           ========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

           CONDENSED CONSOLIDATING STATEMENTS OF INCOME - (CONTINUED)

                                                                         John Hancock
                                                           John Hancock  Variable Life                                Consolidated
                                                             Financial     Insurance                                  John Hancock
                                                             Services       Company         Other                      Financial
                                                            (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                           ------------------------------------------------------------------------
                                                                                         (in millions)
For the Year Ended December 31, 2002
Revenues
      Premiums .........................................           --      $   58.0       $   2,637.3      $    0.5      $2,695.8
      Universal life and investment-type
         product charges ...............................           --         355.2             265.9           0.8         621.9
      Net investment income ............................     $    0.8         234.3           3,357.4          35.8       3,628.3
      Net realized investment and other
         gains (losses), net ...........................           --         (26.5)           (427.7)          5.7        (448.5)
      Investment management revenues,
         commissions and other fees ....................           --            --             529.0            --         529.0
      Other revenue ....................................          0.1           1.2             240.7           0.1         242.1
                                                           ----------------------------------------------------------------------
      Total revenues ...................................          0.9         622.2           6,602.6          42.9       7,268.6
                                                           ----------------------------------------------------------------------
Benefits and expenses
      Benefits to policyholders ........................           --         320.5           4,194.8          23.6       4,538.9
      Other operating costs and expenses ...............         57.5          67.5           1,164.5           1.5       1,291.0
      Amortization of deferred policy
         acquisition costs and value of
         business acquired .............................           --          59.9             277.8           0.1         337.8
      Dividends to policyholders .......................           --          18.8             550.4            --         569.2
                                                           ----------------------------------------------------------------------
      Total benefits and expenses ......................         57.5         466.7           6,187.5          25.2       6,736.9
                                                           ----------------------------------------------------------------------
Income (loss) before income taxes ......................        (56.6)        155.5             415.1          17.7         531.7
Income taxes ...........................................        (25.6)         52.3              57.8           6.1          90.6
                                                           ----------------------------------------------------------------------
      Net income (loss) after taxes ....................        (31.0)        103.2             357.3          11.6         441.1
Equity in the net income of unconsolidated
   subsidiaries ........................................        530.5          11.6                --        (542.1)           --
                                                           ----------------------------------------------------------------------
Net income before discontinued operations ..............        499.5         114.8             357.3        (530.5)        441.1
Discontinued operations ................................           --            --              58.4            --          58.4
                                                           ----------------------------------------------------------------------
Net income .............................................     $  499.5      $  114.8          $  415.7      $ (530.5)     $  499.5
                                                           ======================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                       John Hancock
                                                         John Hancock  Variable Life                                Consolidated
                                                           Financial     Insurance                                  John Hancock
                                                           Services       Company         Other                      Financial
                                                          (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                         ------------------------------------------------------------------------
                                                                                       (in millions)
For the period from April 29 through
  December 31, 2004
Cash flows from operating activities
Net income ...........................................    $  467.9       $   93.4       $  434.7       $ (528.1)          $  467.9
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
      Amortization of discount-fixed maturities ......          --           48.7          386.5           (3.3)             431.9
      Equity in net income of unconsolidated
        subsidiaries .................................      (528.1)          (2.2)            --          530.3                 --
      Net realized investment and other losses .......          --           12.8          (17.3)           2.4               (2.1)
      Change in deferred policy acquisition costs ....          --         (106.9)        (207.1)            --             (314.0)
      Depreciation and amortization ..................        10.3           20.8          168.1            0.3              199.5
      Net cash flows from trading securities .........          --             --         (134.5)            --             (134.5)
      Increase in accrued investment income ..........          --           26.2           57.5            2.0               85.7
      (Increase) decrease in premiums and accounts
        receivable ...................................        (0.5)          (3.5)          14.4           (0.3)              10.1
      (Increase) decrease in other assets and
        other liabilities, net .......................      (214.5)          42.2          331.6          (92.5)              66.8
      Increase in policy liabilities and
        accruals, net ................................          --           57.2        1,075.0           13.8            1,146.0
      (Decrease) increase in income taxes ............       (18.4)          21.8          338.2           (1.1)             340.5
                                                          ------------------------------------------------------------------------
Net cash (used in) provided by operating activities ..      (283.3)         210.5        2,447.1          (76.5)           2,297.8
                                                          ------------------------------------------------------------------------
Cash flows from investing activities:
Sales of:
      Fixed maturities available-for-sale ............          --          191.6        1,705.7           16.9            1,914.2
      Equity securities available-for-sale ...........          --           24.3          274.1            1.9              300.3
      Real estate ....................................          --             --            6.7             --                6.7
      Short term investments and other invested
        assets .......................................          --           29.6          536.6            1.8              568.0
Maturities, prepayments, and scheduled
  redemptions of:
      Fixed maturities available-for-sale ............          --          154.4        3,131.3           20.6            3,306.3
      Short term investments and other
        invested assets ..............................          --             --           81.6             --               81.6
      Mortgage loans on real estate ..................          --           48.1        1,163.1            5.5            1,216.7
Purchases of:
      Fixed maturities available-for-sale ............         0.6         (630.2)      (4,897.3)         (36.9)          (5,563.8)
      Equity securities available-for-sale ...........          --          (13.7)        (230.9)          (0.5)            (245.1)
      Real estate ....................................          --             --         (117.6)            --             (117.6)
      Short term investments and other
        invested assets ..............................          --          (22.5)        (540.5)          (1.5)            (564.5)
Mortgage loans on real estate issued .................          --         (144.9)      (1,535.7)         (16.4)          (1,697.0)
Net cash paid related to acquisition of business .....        35.0             --             --             --               35.0
Other, net ...........................................          --           (1.7)         (38.1)           8.7              (31.1)
Capital contributed to unconsolidated subsidiaries ...       (30.7)            --             --           30.7                 --
Dividends received from unconsolidated subsidiaries ..       200.2             --             --         (200.2)                --
                                                          ------------------------------------------------------------------------
Net cash provided by (used in) investing activities ..    $  205.1       $ (365.0)      $ (461.0)      $ (169.4)          $ (790.3)
                                                          ------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                       John Hancock
                                                         John Hancock  Variable Life                                Consolidated
                                                           Financial     Insurance                                  John Hancock
                                                           Services       Company         Other                      Financial
                                                          (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                         ------------------------------------------------------------------------
                                                                                       (in millions)
For the period from April 29 through December 31, 2004
Cash flows from financing activities:
      Capital contributions paid by parent ............            --            --    $     30.7        $  (30.7)           --
      Redemption of preferred stock ...................            --            --        (125.8)             --    $   (125.8)
      Dividends paid to parent ........................            --            --        (200.2)          200.2            --
      Universal life and investment-type contract
        deposits ......................................            --      $  639.9       2,109.9              --       2,749.8
      Universal life and investment-type contract
        maturities and withdrawals ....................            --        (320.5)     (5,133.3)          (19.3)     (5,473.1)
      Issuance of consumer notes ......................            --            --         407.5              --         407.5
      Increase in bank deposits .......................            --            --         108.4              --         108.4
      Issuance of  short-term debt ....................            --            --          88.7              --          88.7
      Repayment of short-term debt ....................            --         (80.0)        (46.4)           80.0         (46.4)
      Issuance of long-term debt ......................            --            --           2.3              --           2.3
      Repayment of long-term debt .....................      $  (95.0)           --         (11.5)           95.0         (11.5)
      Net decrease in commercial paper ................         179.8            --            --              --         179.8
                                                         ----------------------------------------------------------------------
Net cash  provided by (used in) financing activities ..          84.8         239.4      (2,769.7)          325.2      (2,120.3)

      Net increase (decrease) in cash and cash
        equivalents ...................................           6.6          84.9        (783.6)           79.3        (612.8)
Cash and cash equivalents at beginning of year.........           0.9           0.8       2,072.7           (64.7)      2,009.7
                                                         ----------------------------------------------------------------------
Cash and cash equivalents at end of year...............      $    7.5      $   85.7    $  1,289.1        $   14.6    $  1,396.9
                                                         ======================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                       John Hancock
                                                         John Hancock  Variable Life                                Consolidated
                                                           Financial     Insurance                                  John Hancock
                                                           Services       Company         Other                      Financial
                                                          (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                         ------------------------------------------------------------------------
                                                                                       (in millions)
For the period from January 1 through April 28, 2004
Cash flows from operating activities
Net income .........................................       $  337.1      $   41.6      $  344.1        $ (385.7)     $  337.1
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Amortization of discount-fixed maturities ....             --          (4.3)          5.2            (0.2)          0.7
      Equity in net income of unconsolidated
        subsidiaries ...............................         (385.7)         (2.5)           --           388.2            --
      Net realized investment and other losses .....             --           1.4         (86.7)           (0.3)        (85.6)
      Change in accounting principle ...............             --           3.0         (40.0)             --         (37.0)
      Change in deferred policy acquisition
        costs ......................................             --          (9.6)        (48.8)             --         (58.4)
      Depreciation and amortization ................            0.4           0.5          22.5             0.3          23.7
      Net cash flows from trading securities .......             --            --          (6.7)             --          (6.7)
      Increase in accrued investment income ........             --         (13.1)        (53.1)           (0.4)        (66.6)
      Increase in premiums and accounts
        receivable .................................             --           0.4          20.3             0.4          21.1
      Increase in other assets and other
        liabilities, net ...........................          264.3         (58.6)       (184.2)           11.2          32.7
      Increase in policy liabilities and
        accruals, net ..............................             --          42.8         532.6             6.0         581.4
      (Decrease) increase in income taxes ..........           (7.3)          4.2         130.6             4.8         132.3
                                                         ------------------------------------------------------------------------
Net cash provided by operating activities ..........          208.8           5.8         635.8            24.3         874.7
                                                         ------------------------------------------------------------------------
Cash flows from investing activities:
Sales of:
      Fixed maturities available-for-sale ..........             --          83.3       2,760.4             5.5       2,849.2
      Equity securities available-for-sale .........             --          14.9         214.9              --         229.8
      Real estate ..................................             --           2.1          95.6              --          97.7
      Short term investments and other invested
        assets .....................................            5.0           6.0         121.4             1.0         133.4
Maturities, prepayments, and scheduled
  redemptions of:
      Fixed maturities held-to-maturity ............             --           0.3          40.7             0.2          41.2
      Fixed maturities available-for-sale ..........             --          81.9       1,487.9            23.7       1,593.5
      Short term investments and other invested
        assets .....................................             --          10.1         114.6              --         124.7
      Mortgage loans on real estate ................             --          22.6         658.5             3.6         684.7
Purchases of:
      Fixed maturities held-to-maturity ............             --            --          (0.5)             --          (0.5)
      Fixed maturities available-for-sale ..........          (19.0)       (213.5)     (6,190.2)          (42.5)     (6,465.2)
      Equity securities available-for-sale .........             --         (17.9)       (116.3)             --        (134.2)
      Real estate ..................................             --          (0.1)         (6.8)             --          (6.9)
      Short term investments and other invested
        assets .....................................             --        (198.7)       (459.2)           (0.9)       (658.8)
Mortgage loans on real estate issued ...............             --         (54.4)       (620.5)           (5.6)       (680.5)
Other, net .........................................             --         (72.4)        223.3            (2.9)        148.0
Capital contributed to unconsolidated
   subsidiaries .... ...............................           (7.0)           --            --             7.0            --
Dividends received from unconsolidated
   subsidiaries ....................................          100.0            --            --          (100.0)           --
                                                         ------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities ......................................        $   79.0      $ (335.8)     $(1,676.2)      $ (110.9)     $(2,043.9)
                                                         ------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                       John Hancock
                                                         John Hancock  Variable Life                                Consolidated
                                                           Financial     Insurance                                  John Hancock
                                                           Services       Company         Other                      Financial
                                                          (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                         ------------------------------------------------------------------------
                                                                                       (in millions)
For the period from January 1 through April 28, 2004
Cash flows from financing activities:
      Capital contributions paid by parent .............            --           --     $    7.0       $   (7.0)          --
      Acquisition of treasury stock ....................      $  (33.1)          --           --             --     $  (33.1)
      Dividends paid on common stock ...................            --           --       (100.0)         100.0           --
      Universal life and investment-type
        contract deposits ..............................            --     $  400.4      2,059.4             --      2,459.8
      Universal life and investment-type
        contract maturities and withdrawals ............            --       (199.0)    (2,312.7)          (9.4)    (2,521.1)
      Issuance of consumer notes .......................            --           --        372.2             --        372.2
      Increase in bank deposits ........................            --           --         93.6             --         93.6
      Issuance of short-term debt ......................            --         88.0           --          (88.0)          --
      Repayment of short-term debt .....................            --         (8.0)       (41.8)           8.0        (41.8)
      Issuance of long-term debt .......................            --           --          0.3             --          0.3
      Repayment of long-term debt ......................            --           --         (1.2)            --         (1.2)
      Net decrease in commercial paper .................        (271.4)          --           --             --       (271.4)
                                                         ------------------------------------------------------------------------
Net cash (used in) provided by financing activities ....        (304.5)       281.4         76.8            3.6         57.3
      Net decrease in cash and cash equivalents ........         (16.7)       (48.6)      (963.6)         (83.0)    (1,111.9)
Cash and cash equivalents at beginning of year .........          17.6         49.4      3,036.3           18.3      3,121.6
                                                         ------------------------------------------------------------------------
Cash and cash equivalents at end of year ...............      $    0.9     $    0.8     $2,072.7       $  (64.7)    $2,009.7
                                                         ========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                       John Hancock
                                                         John Hancock  Variable Life                                Consolidated
                                                           Financial     Insurance                                  John Hancock
                                                           Services       Company         Other                      Financial
                                                          (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                         ------------------------------------------------------------------------
                                                                                       (in millions)
For the Year Ended December 31, 2003
Cash flows from operating activities
Net income .............................................     $   806.0   $   107.7     $   723.8      $  (831.5)    $   806.0
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Amortization of discount-fixed maturities ........            --       (10.7)        (12.3)            --         (23.0)
      Equity in net income of unconsolidated
        subsidiaries ...................................        (831.5)       (6.4)           --          837.9            --
      Net realized investment and other losses
        (gains) ........................................            --        21.4         (58.4)           3.4         (33.6)
      Change in accounting principle ...................            --          --         166.2             --         166.2
      Change in deferred policy acquisition costs ......            --       (49.7)       (368.5)           0.1        (418.1)
      Depreciation and amortization ....................           1.6         1.8          50.7             --          54.1
      Net cash flows from trading securities ...........            --          --        (175.4)            --        (175.4)
      (Increase) decrease in accrued investment
        income .........................................            --        (1.1)         30.0            1.0          29.9
      Decrease (increase) in premiums and
        accounts receivable ............................           3.8        (1.0)        (59.6)           0.3         (56.5)
      Decrease (increase) in other assets and other
        liabilities, net ...............................          59.9       (64.1)       (314.8)           2.2        (316.8)
      Increase in policy liabilities and accruals,
        net ............................................            --       198.1       2,828.8           18.5       3,045.4
      (Decrease )increase in income taxes ..............         (36.3)       36.0         (24.3)          (0.9)        (25.5)
                                                         ------------------------------------------------------------------------
Net cash provided by operating activities ..............           3.5       232.0       2,786.2           31.0       3,052.7
                                                         ------------------------------------------------------------------------
Cash flows from investing activities:
Sales of:
      Fixed maturities available-for-sale ..............            --       660.3      11,411.6           29.8      12,101.7
      Equity securities available-for-sale .............            --        35.3         393.0            3.0         431.3
      Real estate ......................................            --         5.8         169.5             --         175.3
      Short term investments and other invested
        assets .........................................            --        31.6         491.6             --         523.2
      Home office properties ...........................            --          --         887.6             --         887.6
Maturities, prepayments, and scheduled redemptions of:
      Fixed maturities held-to-maturity ................            --         3.1         223.4            1.0         227.5
      Fixed maturities available-for-sale ..............            --       196.3       3,377.8           44.8       3,618.9
      Short term investments and other invested
        assets .........................................            --         0.1         817.2             --         817.3
      Mortgage loans on real estate ....................            --        86.7       1,409.4           16.2       1,512.3
Purchases of:
      Fixed maturities held-to-maturity ................            --        (1.1)        (68.4)            --         (69.5)
      Fixed maturities available-for-sale ..............            --    (1,568.7)    (17,557.4)         (56.3)    (19,182.4)
      Equity securities available-for-sale .............            --       (60.4)       (224.5)            --        (284.9)
      Real estate ......................................            --        (0.2)        (40.7)            --         (40.9)
      Short term investments and other invested
        assets .........................................          (5.0)      (91.0)     (1,734.5)          (2.9)     (1,833.4)
Mortgage loans on real estate issued ...................            --      (305.3)     (2,085.9)         (16.1)     (2,407.3)
Net cash paid related to acquisition/sale of
  businesses ...........................................            --          --         (24.0)            --         (24.0)
Other, net .............................................            --        (8.9)        (91.3)          (2.1)       (102.3)
Capital contributed to unconsolidated subsidiaries .....        (114.3)         --            --          114.3            --
Dividends received from unconsolidated subsidiaries ....         100.0          --            --         (100.0)           --
                                                         ------------------------------------------------------------------------
Net cash (used in) provided by investing activities ....     $   (19.3)  $(1,016.4)    $(2,645.6)     $    31.7     $(3,649.6)
                                                         ------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                       John Hancock
                                                         John Hancock  Variable Life                                Consolidated
                                                           Financial     Insurance                                  John Hancock
                                                           Services       Company         Other                      Financial
                                                          (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                         ------------------------------------------------------------------------
                                                                                       (in millions)
For the Year Ended December 31, 2003
Cash flows from financing activities:
      Capital contributions paid by parent ..............         --           --       $  114.3       $ (114.3)            --
      Acquisition of treasury stock .....................   $  (11.8)          --             --             --       $  (11.8)
      Dividends paid on common stock ....................     (101.3)          --             --             --         (101.3)
      Dividends paid to parent ..........................         --           --         (100.0)         100.0             --
      Universal life and investment-type contract
        deposits ........................................         --     $1,097.2        7,090.9             --        8,188.1
      Universal life and investment-type contract
        maturities and withdrawals ......................         --       (464.1)      (6,722.1)         (32.3)      (7,218.5)
      Issuance of consumer notes ........................         --           --        1,260.2             --        1,260.2
      Increase in bank deposits .........................         --           --          293.9             --          293.9
      Issuance of short-term debt .......................         --        196.6          148.9         (196.6)         148.9
      Repayment of short-term debt ......................         --       (196.6)        (158.0)         196.6         (158.0)
      Repayment of long-term debt .......................         --           --           (5.5)            --           (5.5)
            Net increase in commercial paper ............      131.9           --             --             --          131.9
                                                         ------------------------------------------------------------------------
Net cash provided by (used in) financing activities .....       18.8        633.1        1,922.6          (46.6)       2,527.9
      Net increase (decrease) in cash and cash
        equivalents .....................................        3.0       (151.3)       2,063.2           16.1        1,931.0
Cash and cash equivalents at beginning of year ..........       14.6        200.7          973.1            2.2        1,190.6
                                                         ------------------------------------------------------------------------
Cash and cash equivalents at end of year ................   $   17.6     $   49.4       $3,036.3       $   18.3       $3,121.6
                                                         ------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

         CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                        John Hancock
                                                          John Hancock  Variable Life                                Consolidated
                                                            Financial     Insurance                                  John Hancock
                                                            Services       Company         Other                      Financial
                                                           (Guarantor)    (Issuer)     Subsidiaries   Eliminations  Services, Inc.
                                                          ------------------------------------------------------------------------
                                                                                        (in millions)
For the Year Ended December 31, 2002
Cash flows from operating activities
Net income ..............................................  $   499.5     $   114.8       $   415.7     $  (530.5)    $   499.5
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
      Amortization of discount-fixed maturities .........         --           0.3          (116.3)         (0.6)       (116.6)
      Equity in net income of unconsolidated
        subsidiaries ....................................     (530.5)        (11.6)             --         542.1            --
      Net realized investment and other (gains) losses ..         --          26.5           433.9          (5.7)        454.7
      Change in deferred policy acquisition costs .......         --        (124.7)         (219.9)          0.1        (344.5)
      Depreciation and amortization .....................        0.7           0.2            57.9           1.1          59.9
      Net cash flows from trading securities ............         --            --             5.4            --           5.4
      (Increase) decrease in accrued investment income ..         --          (9.0)            5.5          (0.3)         (3.8)
      Decrease in premiums and accounts receivable ......         --           8.3            28.0           0.4          36.7
      Decrease (increase) in other assets and other
        liabilities, net ................................       63.4         (23.1)         (317.1)         60.1        (216.7)
      (Decrease) increase  in policy liabilities and
        accruals, net ...................................         --         (77.1)        2,176.0          23.8       2,122.7
      Increase (decrease) in income taxes ...............       15.4          33.9            14.9          (0.4)         63.8
                                                          ------------------------------------------------------------------------
Net cash provided by (used in) operating activities .....       48.5         (61.5)        2,484.0          90.1       2,561.1
Cash flows from investing activities:
Sales of:
      Fixed maturities available-for-sale ...............         --         432.0         5,377.8          28.2       5,838.0
      Equity securities available-for-sale ..............         --           6.2           362.8           1.2         370.2
      Real estate .......................................         --           0.3           129.6            --         129.9
      Short term investments and other invested assets ..         --            --           460.1            --         460.1
Maturities, prepayments, and scheduled redemptions of:
      Fixed maturities held-to-maturity .................         --           2.3           213.4           0.9         216.6
      Fixed maturities available-for-sale ...............         --         126.5         2,745.5          29.2       2,901.2
      Short term investments and other invested assets ..         --          22.1           307.0           2.8         331.9
      Mortgage loans on real estate .....................         --          59.6         1,577.8          31.1       1,668.5
Purchases of:
      Fixed maturities held-to-maturity .................         --          (3.0)          (24.5)         (0.1)        (27.6)
      Fixed maturities available-for-sale ...............         --      (1,098.9)      (13,262.4)        (75.6)    (14,436.9)
      Equity securities available-for-sale ..............         --          (3.5)         (166.9)         (0.4)       (170.8)
      Real estate .......................................         --          (0.1)          (14.0)           --         (14.1)
      Short term investments and other invested assets ..         --         (65.3)       (1,483.7)         (8.0)     (1,557.0)
Mortgage loans on real estate issued ....................         --        (150.5)       (2,178.2)        (19.9)     (2,348.6)
Other, net ..............................................         --         (23.3)          (65.4)         13.2         (75.5)
Capital contributed to unconsolidated subsidiaries ......      (91.5)           --              --          91.5            --
Dividends received from unconsolidated subsidiaries .....      111.0            --              --        (111.0)           --
                                                          ------------------------------------------------------------------------
Net cash provided by (used in) investing activities .....  $    19.5     $  (695.6)      $(6,021.1)    $   (16.9)    $(6,714.1)
                                                          ------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 20 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

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
                                                         ------------------------------------------------------------------------
                                                                                       (in millions)

Cash flows from financing activities:
      Capital contributions paid by parent ...........            --           --       $   91.5       $  (91.5)          --
      Acquisition of treasury stock ..................      $ (385.0)          --             --             --     $ (385.0)
      Dividends paid on common stock .................         (92.2)          --         (111.0)         111.0        (92.2)
      Universal life and investment-type contract
        deposits .....................................            --     $1,232.1        8,408.9             --      9,641.0
      Universal life and investment-type contract
        maturities and withdrawals ...................            --       (382.7)      (5,311.1)         (32.5)    (5,726.3)
      Issuance of preferred stock ....................            --           --           61.9             --         61.9
      Issuance of consumer notes .....................            --           --          290.2             --        290.2
      Issuance of long-term debt .....................          65.0           --           20.0          (65.0)        20.0
      Issuance of short-term debt ....................            --           --           92.8             --         92.8
      Repayment of short-term debt ...................            --           --          (67.0)            --        (67.0)
      Repayment of long-term debt ....................            --           --          (54.9)            --        (54.9)
            Net increase in commercial paper .........         249.4           --             --             --        249.4
                                                         ------------------------------------------------------------------------
Net cash (used in) provided by financing activities ..        (162.8)       849.4        3,421.3          (78.0)     4,029.9
                                                         ------------------------------------------------------------------------
      Net (decrease) increase in cash and cash
        equivalents ..................................         (94.8)        92.3         (115.8)          (4.8)      (123.1)
Cash and cash equivalents at beginning of year .......         109.4        108.4        1,088.9            7.0      1,313.7
                                                         ------------------------------------------------------------------------
Cash and cash equivalents at end of year .............      $   14.6     $  200.7       $  973.1       $    2.2     $1,190.6
                                                         ========================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 21 -- Subsequent Events

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

Item 9B. Other Information

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Omitted.

Item 11. Executive Compensation

      Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Omitted.

Item 13. Certain Relationships and Related Transactions

      Omitted.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Item 14. Principal Accountant Fees and Services

      Ernst & Young LLP has been selected by the Board to audit the consolidated financial statements of the Company for fiscal year 2004.

      The following table sets forth the approximate aggregate fees billed by the Company's independent auditors for professional services in 2004 and 2003:

                                               2004               2003
                                          ----------------   ---------------
Audit Fees (1) ........................   $   7,739,961      $   10,378,348
Audit-Related Fees (2) ................              --           1,982,891
Tax Fees (3) ..........................          73,300             417,800
All Other Fees (4) ....................              --              15,000

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

(2) In 2003, the fees in this category were for professional services rendered in connection with (i) assistance provided in the review of other auditor's work papers in connection with merger due diligence, (ii) internal control reviews,
(iii) assistance provided in evaluating the Company's exposure to certain reinsurance arrangements.

(3) The fees in this category were for professional services rendered in connection with tax strategy assistance and tax compliance services.

(4) In 2003, the fees in this category were for professional services rendered in connection with assistance provided related to an actuarial model and process.

Manulife's Audit and Risk Management Committee reviews all requests for proposed audit or permitted non-audit services to be provided by the Company's independent auditor under the Audit and Risk Management Committee's Protocol for Approval of Audit and Permitted Non-Audit Services. Under this Protocol, the Audit and Risk Management Committee annually reviews and pre-approves recurring audit and non-audit services that are identifiable for the coming year. The Protocol also requires that any audit or non-audit services that are proposed during the year be approved by the Audit and Risk Management Committee, or by a member of the Audit and Risk Management Committee appointed by the Audit and Risk Management Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      3. Exhibits.

Exhibit
Number                                 Description
------                                 -----------

2.1        Plan of Reorganization (1)

2.1.1 Agreement and Plan of Merger, dated as of September 28, 2003, by and among Manulife Financial Corporation, John Hancock Financial Services, Inc. and Jupiter Merger Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Manulife ("Merger Co.") (2)

2.2 Purchase and Sale Agreement between John Hancock Life Insurance Company, as seller, and Beacon Capital Strategic Partners, as purchaser, for the sale of certain John Hancock home office properties. (3)

3.1 Restated Certificate of Incorporation of John Hancock Financial Services, Inc. (1)

3.1.1 Certificate of Merger, Including Restated Certificate of Incorporation of JHFS (4)

3.2 Amended and Restated By-Laws of John Hancock Financial Services, Inc. (As Adopted on July 1 ,2004)(4)

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

The principal amount of debt outstanding under each instrument (excepting those listed above) defining the rights of holders of our long-term debt does not exceed ten percent (10%) of our total assets on a consolidated basis. The Company agrees to furnish the SEC, upon request, a copy of each instrument defining the rights of holders of our long-term debt.

Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to John Hancock Financial Services, Inc., Corporate Secretary, John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.

----------
(1) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.
(2) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s current report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2003, and incorporated by reference herein.
(3) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein
(4) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated by reference herein.
(5) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.

      b.    The Exhibits listed above are included as exhibits to this Form
            10-K.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE I -- SUMMARY OF INVESTMENTS --
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2004

c.

Column A                                                                                 Column B     Column C      Column D
---------                                                                                --------     --------      --------
                                                                                                                   Amount at
                                                                                                                     Which
                                                                                                                  Shown in the
                                                                                                                  Consolidated
Type of Investment                                                                       Cost(2)        Value    Balance Sheet
------------------                                                                       -------        -----    -------------
                                                                                                    (in millions)
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies and authorities ...................    $    365.3    $    366.5    $    366.5
States, municipalities and political subdivisions ..................................         606.8         594.6         594.6
Foreign governments ................................................................         622.6         634.9         634.9
Public utilities ...................................................................       4,699.8       4,812.6       4,812.6
Convertibles and bonds with warrants attached ......................................          83.3          85.4          85.4
All other corporate bonds ..........................................................      40,391.0      41,082.8      41,082.8
Certificates of deposits ...........................................................          11.8          11.8          11.8
Redeemable preferred stock .........................................................         881.4         902.4         902.4
                                                                                     -----------------------------------------
Total fixed maturity securities, available-for-sale ................................    $ 47,662.0    $ 48,491.0    $ 48,491.0
                                                                                     =========================================
Equity securities, available-for-sale:
Common stocks:
Public utilities ...................................................................            --            --            --
Banks, trust and insurance companies ...............................................            --            --            --
Industrial, miscellaneous and all other ............................................    $    303.6    $    312.6     $   312.6
Non-redeemable preferred stock .....................................................          17.9          17.9          17.9
                                                                                     -----------------------------------------
Total equity securities, available-for-sale ........................................    $    321.5    $    330.5     $   330.5
                                                                                     =========================================
Fixed maturity securities, held-to-maturity:
Bonds
United States government and government agencies and authorities ...................            --            --            --
States, municipalities and political subdivisions ..................................            --            --            --
Foreign governments ................................................................            --            --            --
Public utilities ...................................................................            --            --            --
Convertibles and bonds with warrants attached ......................................            --            --            --
All other corporate bonds ..........................................................            --            --            --
Certificates of deposits ...........................................................            --            --            --
Redeemable preferred stock .........................................................            --            --            --
                                                                                     -----------------------------------------
Total fixed maturity securities, held-to-maturity ..................................            --            --            --
                                                                                     =========================================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE I -- SUMMARY OF INVESTMENTS --
            OTHER THAN INVESTMENTS IN RELATED PARTIES -- (CONTINUED)
                             As of December 31, 2004

Column A                                                                               Column B       Column C      Column D
--------                                                                               --------       --------      --------
                                                                                                                    Amount at
                                                                                                                      Which
                                                                                                                  Shown in the
                                                                                                                  Consolidated
Type of Investment                                                                      Cost(2)        Value      Balance Sheet
------------------                                                                      -------        -----      -------------
                                                                                                   (in millions)
Fixed maturity securities, trading:
Bonds:
All other corporate bonds .....................................................              --              --              --
                                                                                  ---------------------------------------------
Total fixed maturity securities, trading ......................................              --              --              --
                                                                                  ---------------------------------------------
Equity securities, trading:
Common stocks:
Public utilities ..............................................................              --              --              --
Banks, trust and insurance companies ..........................................              --              --              --
Industrial, miscellaneous and all other .......................................      $      4.2      $      4.2      $      4.2
Non-redeemable preferred stock ................................................              --              --              --
                                                                                  ---------------------------------------------
Total equity securities, trading ..............................................             4.2             4.2             4.2
                                                                                  ---------------------------------------------
Mortgage loans on real estate, net(1) .........................................        11,861.5            XXXX        11,816.2
Real estate, net:
Investment properties(1) ......................................................           291.1            XXXX           277.2
Acquired in satisfaction of debt(1) ...........................................              --            XXXX              --
Policy loans ..................................................................         2,012.0            XXXX         2,012.0
Other long-term investments ...................................................         3,381.6            XXXX         3,381.6
Short-term investments ........................................................             3.0            XXXX             3.0
                                                                                  ---------------------------------------------
Total investments .............................................................      $ 65,536.9      $ 48,825.7      $ 66,315.7
                                                                                  =============================================

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)
                                  BALANCE SHEET

                                                                                                    December 31,
                                                                                                    ------------
                                                                                                  2004        2003
                                                                                                  ----        ----
                                                                                                    (in millions)
Assets
Investments:
Short-term investments ...................................................................    $     18.4    $      5.0
Investment in unconsolidated subsidiaries ................................................      12,452.5       9,045.1
                                                                                              ------------------------
      Total Investments ..................................................................      12,470.9       9,050.1
Cash and cash equivalents ................................................................           7.5          17.6
Accounts receivable ......................................................................           3.5           3.0
Dividend receivable from unconsolidated subsidiary .......................................            --         100.0
Income taxes receivable ..................................................................         103.4          35.1
Other assets .............................................................................           3.6          23.4
                                                                                              ------------------------
      Total Assets .......................................................................    $ 12,588.9    $  9,229.2
                                                                                              ========================
Liabilities and Shareholders' Equity
Liabilities:
Interest payable .........................................................................           3.3           2.5
Dividends payable to shareholders ........................................................           8.3          19.0
Other liabilities ........................................................................         131.3          16.7
Short-term debt ..........................................................................         289.8         381.3
Long-term debt ...........................................................................         823.5         594.0
                                                                                              ------------------------
      Total Liabilities ..................................................................       1,256.2       1,013.5
Shareholder's Equity:
Preferred stock; $0.01 par value, 1 share authorized and issued at December 31, 2004 .....            --            --
Common stock, $.01 par value; 1,000 shares authorized, issued and outstanding at
   December 31, 2004; 2.0 billion shares authorized; 319.8 million shares issued at
   December 31, 2003 .....................................................................            --           3.2
Additional paid in capital ...............................................................      10,220.9       5,174.0
Retained earnings ........................................................................         467.9       2,318.7
Accumulated other comprehensive income ...................................................         643.9       1,788.8
Treasury stock, at cost (30.0 million shares at December 31, 2003 ........................            --      (1,069.0)
                                                                                              ------------------------
      Total Shareholder's Equity .........................................................      11,332.7       8,215.7
                                                                                              ------------------------
      Total Liabilities and Shareholder's Equity .........................................    $ 12,588.9    $  9,229.2
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)
                               STATEMENT OF INCOME

                                                                    April 29     January 1
                                                                     through      Through
                                                                   December 31,  April 29,
                                                                       2004       2004          2003
                                                                  -----------------------------------
                                                                              (in millions)
Revenues
      Net investment income .................................     $   0.4       $   0.1       $   0.2
      Other revenue .........................................          --            --            --
                                                                  -----------------------------------
            Total revenues ..................................         0.4           0.1           0.2
Benefits and expenses
      Other operating costs and expenses ....................        81.9          65.8          49.7
                                                                  -----------------------------------
            Total benefits and expenses .....................        81.9          65.8          49.7
Loss before income taxes ....................................       (81.5)        (65.7)        (49.5)
Income taxes ................................................       (21.3)        (17.1)        (24.0)
                                                                  -----------------------------------
Net loss after taxes ........................................       (60.2)        (48.6)        (25.5)
Equity in the net income of unconsolidated subsidiaries .....       528.1         385.7         831.5
                                                                  -----------------------------------
Net income ..................................................     $ 467.9       $ 337.1       $ 806.0
                                                                  ===================================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 SCHEDULE II -- CONDENSED FINANCIAL INFORMATION
                           OF REGISTRANT (Parent Only)
                             STATEMENT OF CASH FLOWS

                                                                                                  April 29  January 1
                                                                                                  through    through
                                                                                                  December  April 29,
                                                                                                  31, 2004    2004       2003
                                                                                               -------------------------------
                                                                                                         (in millions)

Net income ...................................................................................   $ 467.9    $ 337.1    $ 806.0
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ....................................................      10.3        0.4        1.6
            Equity in the undistributed net income of unconsolidated subsidiaries ............    (528.1)    (385.7)    (831.5)
            Amounts received from unconsolidated subsidiaries related to stock option plans ..        --         --       46.1
            Decrease in accounts receivable ..................................................      (0.5)        --        3.8
            Increase (decrease) in other assets and liabilities, net .........................    (214.5)     264.3       10.8
            Increase (decrease) in interest payable ..........................................                   --       (0.2)
            Increase in dividends payable to shareholders ....................................                   --        3.2
            Decrease in income taxes receivable ..............................................     (18.4)      (7.3)     (36.3)
                                                                                               -------------------------------
                    Net cash (used in) provided by operating activities ......................    (283.3)     208.8        3.5
Cash flows from investing activities:
      Net cash paid related to acquisition of the business ...................................      35.0         --         --
      Purchase of fixed maturities available-for -sale .......................................       0.6      (19.0)        --
      Capital contributed to unconsolidated subsidiaries .....................................     (30.7)      (7.0)    (114.3)
      Dividends received from unconsolidated subsidiaries ....................................     200.2      100.0      100.0
      Purchase of short-term investments .....................................................        --        5.0       (5.0)
                                                                                               -------------------------------
                    Net cash provided by (used in) investing activities ......................     205.1       79.0      (19.3)
Cash flows from financing activities:
      Acquisition of treasury stock ..........................................................        --      (33.1)     (11.8)
      Dividends paid on common stock .........................................................        --         --     (101.3)
      Net increase (decrease) in commercial paper ............................................     179.8     (271.4)     131.9
      Issuance of long-term debt .............................................................        --         --         --
      Repayment of long-term debt ............................................................     (95.0)        --         --
                                                                                               -------------------------------
                    Net cash provided by (used in) financing activities ......................      84.8     (304.5)      18.8
                                                                                               -------------------------------
                    Net increase (decrease) in cash and cash equivalents .....................       6.6      (16.7)       3.0
Cash and cash equivalents at beginning of period .............................................       0.9       17.6       14.6
                                                                                               -------------------------------
Cash and cash equivalents at the end of period ...............................................   $   7.5    $   0.9    $  17.6
                                                                                               ================================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE III -- SUPPLEMENTARY INSURANCE
               INFORMATION As of December 31, 2004, 2003 and 2002
                      and for each of the years then ended
                                  (in millions)

                                                                     Future Policy                  Other Policy
                                                                   Benefits, Losses,                 Claims and
                                                 Deferred Policy       Claims and       Unearned      Benefits
Segment                                         Acquisition Costs    Loss Expenses    Premiums(1)    Payable(1)      Premium Revenue
-------                                         -----------------    -------------    -----------    ----------      ---------------
2004:
      Protection ..............................    $   244.4         $26,381.1        $    43.3        $   182.5        $ 2,039.2
      Wealth Management (2) ...................        (16.7)         11,640.4               --              0.1             10.0
      Guaranteed & Structured Financial
         Products .............................          0.6          27,919.8               --              4.6            231.0
      Corporate & Other .......................           --              33.1               --              0.6            507.6
                                               ----------------------------------------------------------------------------------
            Total .............................    $   228.3         $65,974.4        $    43.3        $   187.8        $ 2,787.8
                                               ==================================================================================
2003:
      Protection ..............................    $ 3,120.6         $23,593.5        $   333.3        $   163.1        $ 2,003.8
      Asset Gathering .........................        634.7          10,850.8               --              0.1             35.3
      Guaranteed & Structured Financial
         Products .............................          7.8          28,343.0             73.6              2.7            466.3
      Corporate & Other .......................        537.9           7,701.4            733.5            180.3            505.2
                                               ----------------------------------------------------------------------------------
            Total .............................    $ 4,301.0         $70,488.7        $ 1,140.4        $   346.2        $ 3,010.6
                                               ==================================================================================
2002:
      Protection ..............................    $ 2,919.7         $21,489.2        $   300.3        $   157.2        $ 1,982.1
      Asset Gathering .........................        681.2           8,952.8               --              0.1             29.3
      Guaranteed & Structured Financial
         Products .............................          8.6          27,076.6             68.6              2.9            295.9
      Corporate & Other .......................        386.8           6,068.7            526.9             45.4            388.5
                                               ----------------------------------------------------------------------------------
            Total .............................    $ 3,996.3         $63,587.3        $   895.8        $   205.6        $ 2,695.8
                                               ==================================================================================

----------
(1) Unearned premiums and other policy claims and benefits payable are included in these amounts.
(2) Formerly referred to as the Asset Gathering Segment prior to the merger with Manulife April 28, 2004.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                     SCHEDULE III -- SUPPLEMENTARY INSURANCE
               INFORMATION -- (CONTINUED) As of December 31, 2004, 2003 and 2002 and for each of the years then ended
                                  (in millions)

                                                                                                Amortization of
                                                                                                Deferred Policy
                                                                                               Acquisition Costs,
                                                                                                  and Value of
                                                                               Benefits,       Business Acquired
                                                                                Claims,        Excluding Amounts
                                                                              Losses, and   Related to Net Realized       Other
                                                           Net Investment     Settlement      Investment and Other      Operating
Segment                                                       Income(2)        Expenses          Gains (Losses)        Expenses(3)
-------                                                       ---------        --------          --------------        -----------
2004:
      Protection .........................................     $ 1,380.7      $ 2,384.9             $   164.5           $   451.8
      Wealth Management (4) ..............................         655.4          398.2                 103.0               325.8
      Guaranteed & Structured Financial Products .........       1,378.2        1,259.9                  38.7                68.4
      Corporate & Other ..................................          58.9          427.3                   3.7               813.6
                                                          -----------------------------------------------------------------------
            Total ........................................     $ 3,473.2      $ 4,470.3             $   309.9           $ 1,659.6
                                                          =======================================================================

2003:
      Protection .........................................     $ 1,461.7      $ 2,318.7             $   224.7           $   502.7
      Asset Gathering ....................................         709.4          500.7                 111.4               228.2
      Guaranteed & Structured Financial Products .........       1,679.2        1,603.8                   2.3                86.1
      Corporate & Other ..................................          (1.0)         434.4                   4.7               592.0
                                                          -----------------------------------------------------------------------
            Total ........................................     $ 3,849.3      $ 4,857.6             $   343.1           $ 1,409.0
                                                          =======================================================================
2002:
      Protection .........................................     $ 1,355.0      $ 2,237.9             $   190.8           $   551.4
      Asset Gathering ....................................         575.0          446.7                 140.5               205.2
      Guaranteed & Structured Financial Products .........       1,704.7        1,519.2                   2.2                65.0
      Corporate & Other ..................................          (6.4)         335.1                   4.3               469.4
                                                          -----------------------------------------------------------------------
            Total ........................................     $ 3,628.3      $ 4,538.9             $   337.8           $ 1,291.0
                                                          =======================================================================

----------
(3) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.
(4) Formerly referred to as the Asset Gathering Segment prior to the merger with Manulife April 28, 2004.


The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           SCHEDULE IV -- REINSURANCE
   As of December 31, 2004, 2003 and 2002 and for each of the years then ended
                                  (in millions)

                                                                                                                       Percentage of
                                                             Gross       Ceded to Other    Assumed from        Net       Amount
                                                             Amount         Companies    Other Companies     Amount   Assumed to Net
                                                             ------         ---------    ---------------     ------   --------------
2004:
      Life insurance in force .........................     $255,940.2     $226,330.7      $145,837.1     $175,446.6           83.1%
                                                            ========================================================
      Premiums:
      Life insurance ..................................        1,691.6          478.3           478.8        1,692.1           28.3%
      Accident and health insurance ...................          903.3            5.9           198.3        1,095.7           18.1%
                                                            --------------------------------------------------------
            Total .....................................     $  2,594.9     $    484.2      $    677.1     $  2,787.8           24.3%
                                                            ========================================================
2003:
      Life insurance in force .........................     $460,501.6     $287,432.4        75,965.3      249,034.5           30.5%
                                                            ========================================================
      Premiums:
      Life insurance ..................................     $  2,114.0          562.7           492.1        2,043.4           24.1%
      Accident and health insurance ...................          776.4            8.0           198.8          967.2           20.6%
                                                            --------------------------------------------------------
            Total .....................................     $  2,890.4     $    570.7      $    690.9     $  3,010.6           22.9%
                                                            ========================================================
2002:
      Life insurance in force .........................     $437,358.5     $231,138.6      $ 34,544.8     $240,764.7           14.3%
                                                            ========================================================
      Premiums:
      Life insurance ..................................     $  2,028.3     $    425.7      $    305.4     $  1,908.0           16.0%
      Accident and health insurance ...................          619.7           (4.2)          163.9          787.8           20.8%
                                                            --------------------------------------------------------
            Total .....................................     $  2,648.0     $    421.5      $    469.3     $  2,695.8           17.4%
                                                            ========================================================

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

                             JOHN HANCOCK FINANCIAL SERVICES, INC.

Date: March 16, 2005          By: /s/ MARC COSTANTINI
                                  -----------------------------------
                                      Marc Costantini
                                      Senior Vice President and Chief
                                      Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

           Signature                     Title                         Date
           ---------                     -----                         ----

/S/ JOHN D. DESPREZ III    President, Chief Executive Officer     March 16, 2005
-----------------------    and Director (Principal Executive
John D. DesPrez III                     Officer)


/S/ MARC CONSTANTINI        Senior Vice President and Chief       March 16, 2005
--------------------          Financial Officer (Principal
Marc Constantini           Financial and Accounting Officer)


/S/ JAMES M. BENSON         Senior Executive Vice President       March 16, 2005
--------------------                 and Director
James M. Benson

/S/ JONATHAN CHIEL          Executive Vice President, General     March 16, 2005
------------------                Counsel and Director
Jonathan Chiel

/S/ DOMINIC D'ALESSANDRO          Chairman of the Board           March 16, 2005
------------------------
Dominic D'Alessandro

/S/ DONALD A. GULOIEN        Senior Executive Vice President,     March 16, 2005
---------------------          Chief Investment Officer and
Donald A. Guloien                       Director


/S/ PETER H. RUBENOVITCH   Senior Executive Vice President and    March 16, 2005
------------------------                 Director
Peter H. Rubenovitch