Form 10-Q
period 2005-03-31
HANCOCK JOHN FINANCIAL SERVICES INC
filed 2005-05-10
CIK 736260

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

As of May 9, 2005, there were outstanding 1,000 shares of common stock and 1 share of redeemable preferred stock, both $0.01 par value, of the registrant, all of which were owned by a wholly-owned subsidiary of Manulife Financial Corporation.

                            Reduced Disclosure Format

 Registrant meets the conditions set forth in General Instruction H(1) (a) and
          (b) of Form 10-Q and is therefore filing this Form with the
                           Reduced Disclosure Format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,     December 31,
                                                                          2005            2004
                                                                       (Unaudited)
                                                                       ---------------------------
                                                                              (in millions)
Assets
Investments
Fixed maturities:
   Available-for-sale--at fair value
   (cost: March 31--$46,936.9; December 31--$47,662.0) .........       $ 47,150.0       $ 48,491.0
Equity securities:
   Available-for-sale--at fair value
   (cost: March 31--$441.1; December 31--$321.5) ...............            451.8            330.5
   Trading securities--at fair value
   (cost: March 31--$4.3; December 31--$4.2) ...................              4.3              4.2
Mortgage loans on real estate ..................................         11,624.7         11,816.2
Real estate ....................................................            272.9            277.2
Policy loans ...................................................          2,018.4          2,012.0
Short-term investments .........................................              0.3              3.0
Other invested assets ..........................................          3,382.3          3,381.6
                                                                       ----------       ----------

   Total Investments ...........................................         64,904.7         66,315.7

Cash and cash equivalents ......................................            993.5          1,396.9
Accrued investment income ......................................            788.9            684.6
Premiums and accounts receivable ...............................             93.7             67.3
Goodwill .......................................................          3,063.2          3,063.2
Value of business acquired .....................................          2,960.9          2,951.5
Intangible assets ..............................................          1,346.1          1,348.5
Deferred policy acquisition costs ..............................            378.7            228.3
Reinsurance recoverable ........................................          1,222.6          1,176.3
Deferred tax asset .............................................            124.4            155.4
Other assets ...................................................          5,432.5          5,507.9
Separate account assets ........................................         18,370.5         18,753.0
                                                                       ----------       ----------

   Total Assets ................................................       $ 99,679.7       $101,648.6
                                                                       ==========       ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                        March 31,     December 31,
                                                                          2005            2004
                                                                       (Unaudited)
                                                                       ---------------------------
                                                                              (in millions)
Liabilities and Shareholder's Equity
Future policy benefits .........................................       $ 43,053.6       $ 42,962.8
Policyholders' funds ...........................................         18,906.0         20,191.2
Consumer notes .................................................          2,456.0          2,379.1
Unearned revenue ...............................................             63.1             43.3
Unpaid claims and claim expense reserves .......................            171.4            187.8
Dividends payable to policyholders .............................            435.1            441.3
Short-term debt ................................................            416.4            427.5
Long-term debt .................................................          1,737.1          1,755.8
Other liabilities ..............................................          2,635.2          3,122.6
Separate account liabilities ...................................         18,370.5         18,753.0
                                                                       ----------       ----------

      Total Liabilities ........................................         88,244.4         90,264.4

Minority interests .............................................             51.5             51.5

Commitments and contingencies - Note 4

Shareholder's Equity
Preferred Stock; $0.01 par value, 1 share authorized,
   issued and outstanding, respectively ........................               --               --
Common stock, $.01 par value; 1,000 shares authorized,
   issued and outstanding, respectively ........................               --               --
Additional paid in capital .....................................         10,220.9         10,220.9
Retained earnings ..............................................            736.6            467.9
Accumulated other comprehensive income .........................            426.3            643.9
                                                                       ----------       ----------

   Total Shareholder's Equity ..................................         11,383.8         11,332.7
                                                                       ----------       ----------

   Total Liabilities and Shareholder's Equity ..................       $ 99,679.7       $101,648.6
                                                                       ==========       ==========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                                         Predecessor
                                                                                           Company         Company
                                                                                        -------------  --------------
                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            2005             2004
                                                                                        -----------------------------
                                                                                                 (in millions)
Revenues
   Premiums .........................................................................      $  615.3       $  701.7
   Universal life and investment-type product fees ..................................         166.1          185.2
   Net investment income ............................................................         898.5          997.6
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contract holders
     and the policyholder dividend obligation ($64.7 and $(73.3), respectively) .....         113.3          (45.4)
   Investment management revenues, commissions and other fees .......................         136.2          131.7
   Other revenue ....................................................................          66.0           71.1
                                                                                        -----------------------------

   Total revenues ...................................................................       1,995.4        2,041.9

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation
     ($60.8 and $(90.6), respectively) ..............................................       1,048.4        1,197.9
   Other operating costs and expenses ...............................................         360.2          366.7
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses)
     ($3.9 and $(17.3), respectively) ...............................................          55.3          117.6
   Dividends to policyholders .......................................................         118.4          116.3
                                                                                        -----------------------------

   Total benefits and expenses ......................................................       1,582.3        1,798.5
                                                                                        -----------------------------

Income before income taxes ..........................................................         413.1          243.4
Income taxes ........................................................................         144.4           59.3
                                                                                        -----------------------------

Income before cumulative effect of accounting change ................................         268.7          184.1
Cumulative effect of accounting change, net of tax ..................................            --           (4.3)
                                                                                        -----------------------------

Income before discontinued operations ...............................................         268.7          179.8

Discontinued operations .............................................................            --           74.7
                                                                                        -----------------------------
Net income ..........................................................................      $  268.7       $  254.5
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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

       UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                       Additional            Accumulated Other               Total
                                               Common   Paid In    Retained    Comprehensive    Treasury  Shareholders'  Outstanding
                                                Stock   Capital    Earnings    Income (Loss)     Stock       Equity        Shares
                                              -------------------------------------------------------------------------------------
                                                             (in millions, except outstanding share data in thousands)
Predecessor Company
-------------------

Balance at January 1, 2004 .................  $   3.2   $  5,174.0   $  2,318.7   $  1,788.8   $ (1,069.0)  $  8,215.7    289,788.4

Options exercised ..........................      0.1        165.0                                               165.1      5,215.4
Restricted stock issued ....................                   6.9                                                 6.9        328.3
Forfeitures of restricted stock ............                                                                                   (0.3)
Issuance of shares for board compensation ..                   0.1                                                 0.1          2.2
Treasury stock acquired ....................                                                         (2.3)        (2.3)       (56.0)
Comprehensive income:
   Net income ..............................                              254.5                                  254.5

   Other comprehensive income, net of tax:
   Net unrealized gains (losses) ...........                                           385.6                     385.6
   Net accumulated gains (losses)
     on cash flow hedges ...................                                            99.8                      99.8
   Foreign currency translation
     Adjustment ............................                                           (10.8)                    (10.8)
   Minimum pension liability ...............                                             0.5                       0.5
                                                                                                           -------------
Comprehensive income .......................                                                                     729.6
                                              -------------------------------------------------------------------------------------
Balance at March 31, 2004 ..................  $   3.3   $  5,346.0   $  2,573.2   $  2,263.9   $ (1,071.3)  $  9,115.1    295,278.0
                                              =====================================================================================

Company
-------
Balance at January 1, 2005 .................       --   $ 10,220.9   $    467.9   $    643.9           --   $ 11,332.7          1.0

Comprehensive income:
   Net income ..............................                              268.7                                  268.7

   Other comprehensive income, net of tax:
   Net unrealized gains (losses) ...........                                          (262.6)                   (262.6)
   Net accumulated gains (losses)
     on cash flow hedges ...................                                            57.9                      57.9
   Foreign currency translation
     adjustment ............................                                           (12.9)                    (12.9)
   Minimum pension liability ...............                                              --                        --
                                                                                                           -------------
Comprehensive income .......................                                                                      51.1
                                              -------------------------------------------------------------------------------------
Balance at March 31, 2005 ..................       --   $ 10,220.9   $    736.6   $    426.3           --   $ 11,383.8          1.0
                                              =====================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Predecessor
                                                                                             Company         Company
                                                                                            ------------  -------------
                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                               2005           2004
                                                                                            ---------------------------
                                                                                                   (in millions)
Cash flows from operating activities:
   Net income ..........................................................................    $   268.7     $   254.5
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of premium (discount) - fixed maturities .............................        158.7          (2.3)
     Net realized investment and other (gains) losses ..................................       (113.3)         41.2
     Cumulative effect of accounting change ............................................           --         (37.0)
     Change in deferred policy acquisition costs .......................................        (85.3)        (45.8)
     Depreciation and amortization .....................................................         53.7          20.7
     Net cash flows from trading securities ............................................         (0.1)        (36.6)
     Increase in accrued investment income .............................................       (104.3)        (60.9)
     Increase in premiums and accounts receivable ......................................        (26.4)        (54.6)
     (Increase)decrease in other assets and other liabilities, net .....................        (67.0)        (13.3)
     Increase in policy liabilities and accruals, net ..................................        422.3         478.5
     Increase in income taxes ..........................................................        131.1          90.7
                                                                                            ---------------------------

       Net cash provided by operating activities .......................................        638.1         635.1

Cash flows from investing activities:
   Sales of:
     Fixed maturities available-for-sale ...............................................      1,681.6       1,952.9
     Equity securities available-for-sale ..............................................         11.8         111.6
     Real estate .......................................................................          0.3           8.2
     Short-term investments and other invested assets ..................................        162.6          79.9
   Maturities, prepayments and scheduled redemptions of:
     Fixed maturities held-to-maturity .................................................           --          36.5
     Fixed maturities available-for-sale ...............................................      1,212.4       1,072.8
     Short-term investments and other invested assets ..................................          6.5          51.0
     Mortgage loans on real estate .....................................................        389.9         564.6
   Purchases of:
     Fixed maturities available-for-sale ...............................................     (2,645.4)     (3,994.4)
     Equity securities available-for-sale ..............................................       (141.2)        (81.6)
     Real estate .......................................................................         (5.2)         (2.4)
     Short-term investments and other invested assets ..................................       (125.9)       (317.8)
     Mortgage loans on real estate issued ..............................................       (289.2)       (438.1)
   Other, net ..........................................................................         (3.3)         87.6
                                                                                            ---------------------------

       Net cash provided by (used in) investing activities .............................        254.9        (869.2)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                                                                                                        Predecessor
                                                                                        Company           Company
                                                                                   ----------------  ----------------
                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          2005             2004
                                                                                   ----------------------------------
                                                                                             (in millions)
Cash flows from financing activities:
   Acquisition of treasury stock ...............................................            --          $    (2.3)
   Universal life and investment-type contract deposits ........................     $   806.3            1,868.2
   Universal life and investment-type contract maturities and withdrawals ......      (2,142.7)          (2,119.9)
   Issuance of consumer notes ..................................................          77.0              274.7
   (Decrease) increase in bank deposits ........................................         (25.2)              96.3
   Issuance of short term debt .................................................         320.0                 --
   Repayment of short-term debt ................................................         (41.2)             (37.9)
   Issuance of long-term debt ..................................................           0.3                0.2
   Repayment of long-term debt .................................................          (1.1)              (0.9)
   Net increase (decrease) in commercial paper .................................        (289.8)            (221.4)
                                                                                   ----------------------------------

       Net cash used in financing activities ...................................      (1,296.4)            (143.0)
                                                                                   ----------------------------------

       Net decrease in cash and cash equivalents ...............................        (403.4)            (377.1)

       Cash and cash equivalents at beginning of period ........................       1,396.9            3,121.6
                                                                                   ----------------------------------

       Cash and cash equivalents at end of period ..............................     $   993.5          $ 2,744.5
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

      The acquisition of the Company's shares by Manulife was effected through the merger of the Company with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources Inc., an affiliated Manulife entity, in the amount of $260.7 million, in consideration for previously purchased shares of the Company which were cancelled upon merger.

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

      The following table summarizes the estimated fair values of the assets and liabilities recorded as of April 28, 2004:

                                    Assets:                  Fair Value
                                                             ----------
                                                            (in millions)
            Fixed maturity securities ....................   $ 54,016.1
            Equity securities ............................      1,170.4
            Mortgage loans ...............................     13,731.0
            Policy loans .................................      2,122.2
            Other invested assets ........................      3,659.5
            Goodwill .....................................      4,417.2
            Value of business acquired ...................      3,886.0
            Intangible assets ............................      1,488.9
            Deferred tax asset ...........................        566.7
            Cash and cash equivalents ....................      2,009.4
            Reinsurance recoverable, net .................      2,195.5
            Other assets acquired ........................      3,569.9
            Separate account assets ......................     23,121.1
                                                             ----------
                           Total assets acquired .........    115,953.9

                                  Liabilities:
            Policy liabilities ...........................     75,818.2
            Other liabilities ............................      6,597.6
            Separate accounts ............................     23,121.1
                                                             ----------
                          Total liabilities assumed ......    105,536.9

            Net assets acquired ..........................   $ 10,417.0
                                                             ==========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Change of Control - (continued)

      Goodwill of $4,417.2 million was initially established at the time of the merger and allocated to the Company's business and geographic segments. During 2004, goodwill was transferred from the Company as certain intangible assets were transferred to affiliates within Manulife's Canadian affiliates. (See Discontinued Operations in Note 2 - Significant Accounting Policies). Of the $3,063.2 million in goodwill remaining with the Company, no material amount is expected to be deductible for tax purposes. Value of business acquired is the present value of estimated future profits of insurance policies in force related to businesses acquired by Manulife, and has been allocated to the Company's business and geographic segments

      Aside from goodwill and value of business acquired, intangible assets of $1,488.9 million resulting from the acquisition consists of the JHFS brand name, distribution network, investment management contracts in the mutual funds business and other investments management contracts in the institutional investment advisory business. Refer to Note 7-- Goodwill and Other Intangible Assets for a more complete discussion of these intangible assets.

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

      The following details the amounts and status of restructuring costs:

                                               Amount Utilized                        Amount Utilized
                             Pre-merger        January 1, 2004                        April 29, 2004
                             accrual at            through                                through             Accrual at
      Type of Cost        January 1, 2004       April 28, 2004   Accrued at merger    December 31, 2004    December 31, 2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                   (in millions)
Personnel ...........             $ 12.0            $  3.3           $ 41.5                $  9.6            $ 40.6
Facilities ..........                 --                --             43.6                   7.8              35.8
                       ------------------------------------------------------------------------------------------------------
   Total ............             $ 12.0            $  3.3           $ 85.1                $ 17.4            $ 76.4
                       ======================================================================================================

                                                                Amount Utilized
                                           Accrual at       January 1, 2005 through         Accrual at
      Type of Cost                       January 1, 2005        March 31, 2005            March 31, 2005
-----------------------------------------------------------------------------------------------------------------------------
                                                                 (in millions)
Personnel ...........                     $   40.6                  $    4.0                 $   36.6
Facilities ..........                         35.8                       4.1                     31.7
                       ------------------------------------------------------------------------------------------------------
   Total ............                     $   76.4                  $    8.1                 $   68.3
                       ======================================================================================================

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

      Basis of Presentation. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of purchase accounting adjustments resulting from Manulife's acquisition of the Company, (see Note 1- Change of Control), as well as normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2004 included in the Company's Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2004 Form 10-K). The Company's news releases, financial statments and other information are available on the internet at www.manulife.com. In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov under the name Hancock John Financial.

      The balance sheet at December 31, 2004, presented herein, has been derived from the Company's audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

      Certain prior period amounts have been reclassified to conform to the current period presentation.

      Discontinued operations. Pursuant to Manulife's rationalization of its worldwide business operations along geographic lines, the Company's non-USA operations were or will be transferred to Manulife's previously existing subsidiaries in each region of the world.

      On December 29, 2004, the remaining operations, and substantially all of the remaining assets and liabilities of the Maritime Life Assurance Company (Maritime Life), which was formerly reported as the Company's Canada Segment, were transferred to The Manufacturers Life Insurance Company (MLI), Manulife's primary Canadian insurance subsidiary. Maritime Life's legal shell company continues to be owned by the Company. Maritime Life's revenues, expenses and resulting net income are presented in the Company's Consolidated Statements of Income as income from discontinued operations for the three months ended March 31, 2005.

      This transfer was recorded by the Company as a disposal of a business by other than sale, i.e. as a transfer of a business between entities under common control. No gain or loss was recognized in the Company's Consolidated Statements of Income on this transfer. The excess of the proceeds over the net carrying value of assets and liabilities transferred was accounted for as a capital transfer to the Company from affiliates.

      Proceeds to the Company of the transfer are denominated in Canadian dollars and consisted primarily of $2,185.1 million (Cdn $2,630.0 million) of redeemable preferred stock of a subsidiary of Old Manufacturers Life, a wholly owned subsidiary of Manulife. The subsidiary of Old Manufacturers Life then redeemed its preferred shares by assigning a $2,081.3 million (Cdn $2,505.0 million) demand note payable bearing interest at 2.97% payable annually, maturing December 29, 2005, and a $103.9 million (Cdn $125.0 million) non-interest bearing demand note receivable, both from MLI. On December 31, 2004, the Company drew down $ 85.6 million on the 2.97% demand note. MFC then partially repaid the 2.97% demand note by issuing a $1,703.2 million (Cdn $2,050.0 million) demand note bearing interest at 3.01%, reducing the balance of the 2.97% note to $293.7 million. In the first quarter of 2005, MFC paid off the remaining $103.9 million (Cdn $353.5 million) non-interest bearing demand note. The two remaining notes receivable are included in other assets on the Company's Consolidated Balance Sheets. Summarized financial data for these discontinued operations is presented in the tables below:

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 2 -- Summary of Significant Accounting Policies - (continued)

                                                                               Period from January 1, 2004
                                                                                  through March 31, 2004
                                                                              -----------------------------
                                                                                       (in millions)
Revenues .................................................................               $  569.1

Income before income taxes and cumulative effect of accounting change ....                   49.3
Income taxes .............................................................                   15.9
                                                                              -----------------------------

Income before cumulative effect of accounting change .....................                   33.4
Cumulative effect of accounting change ...................................                   41.3
                                                                              -----------------------------

Net income from discontinued operations ..................................               $   74.7
                                                                              =============================

                                                                                    December 29, 2004
                                                                              -----------------------------
                                                                                       (in millions)
Net assets transferred ...................................................                 $1,994.3
                                                                              =============================

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

                                                                      Three Months Ended March 31,
                                                                        2005               2004
                                                                     ----------         ----------
                                                                              (in millions)
Net income, as reported .........................................    $    268.7         $    254.5
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects ..............           1.2                3.9
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net
   of related tax effects .....................................             1.2                5.8
                                                                     ----------         ----------
Pro-forma net income ............................................    $    268.7         $    252.6
                                                                     ==========         ==========

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

Recent Accounting Pronouncements

      FSP 46(R)-5 - Implicit Variable Interests under FASB Interpretation No.46 (FIN46R- revised December 2003), Consolidation of Variable Interest Entities

      In March, 2005, the staff of the Financial Accounting Standards Board
(FASB) issued FASB Staff Position (FSP)46(R)- 5, which requires the Company to consider whether it holds implicit variable interests in variable interest entities and potential variable interest entities, pursuant to determining if the Company is the primary beneficiary of any such entity. Implicit variable interests result when the Company may be indirectly exposed to expected losses of a variable interest entity, instead of, or in addition to, being directly exposed.

      FSP 46(R)-5 is effective for the Company on April 1, 2005. The Company is currently re-evaluating its relationships with variable interest entities and potential variable interest entities.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Informatio

      As a result of Manulife's merger of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment and the Maritime Life Segment was renamed the Canada Segment. On December 29, 2004, the Canada Segment, whose primary business was the operations of Maritime Life, was transferred to The Manufacturers Life Insurance Company (MLI), Manulife's primary Canadian insurance subsidiary; see Note 2 - Summary of Significant Accounting Policies. Canada Segment's net income is reflected in the Company's Consolidated Statements of Income as income from discontinued operations for the year ended December 31, 2004. No gain or loss was recorded in the Company's Consolidated Income Statements on this transfer of a business between entities under common control. The remaining Canada Segment notes receivable, equity and interest earned on the notes receivable are reported in the Corporate and Other Segment. Further efforts at reorganization of JHFS included the movement of the Investment Management Segment to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc., the Company's agent sales organization, from Wealth Management to Protection, and group life, retail discontinued operations, discontinued health insurance operations and creditor from Corporate and Other to Protection. Direct Foreign Operations (DFO) and International Group Program (IGP) remain in international operations and John Hancock Accident (workers compensation reinsurance) remains in non-core business in the Corporate and Other Segment while in Manulife's segment results DFO will be reported in Asia, and IGP and John Hancock Accident will be reported in Reinsurance. On September 30, 2004, the Company's Singapore subsidiary, the John Hancock Life Assurance Limited in Singapore (JHLAC), a DFO subsidiary, was transferred from the Company to Manulife (Singapore) Private Limited, a wholly owned subsidiary of Manulife. No gain or loss was recorded in the Company's Consolidated Income Statements on this transfer of a business between entities under common control.

      During the majority of 2004, the Company operated in the following five business segments: two segments primarily served retail customers, one segment served institutional customers, one segment served primarily Canadian retail and group customers and the fifth segment was the Corporate and Other Segment, which includes the institutional advisory business, the remaining international operations, and the corporate account. The retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. The institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). As previously discussed, the Canada Segment was transferred to an affiliated entity on December 29, 2004 and is presented in the discussion below as a disposed operation. In addition, in January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment with an intended focus on retail products in the future. G&SFP is presented as its own operating segment for the presentation of 2005 and 2004 financial data below. See below for a more detailed description of the Company's reportable segments.

      Prior to the merger, the Company operated in the following six business segments: two segments served primarily domestic retail customers, two segments served primarily domestic institutional customers, one segment served primarily Canadian retail and group customers and the sixth segment was the Corporate and Other Segment, which included the remaining international operations, the corporate account and run-off from several discontinued business lines. The retail segments were the Protection Segment and the Asset Gathering Segment. The institutional segments were the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. The Canada Segment, previously the Maritime Life Segment, consisted primarily of the financial results of the Company's former Canadian operating subsidiary, Maritime Life. For additional information about the Company's pre-acquisition business segments, please refer to the Company's 2004 Form 10-K.

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

      The accounting policies of the segments are the same as those described in
Note 2 - Summary of Significant Accounting Policies in the Company's 2004 Form 10-K. Allocations of net investment income among segments are based on the amount of assets allocated to each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other relevant allocation methodologies.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (continued)

      The following tables summarize selected financial information by segment for the periods and dates indicated. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block see Note 5 - Closed Block in the notes to the consolidated financial statements.

                                                                         Wealth                    Corporate
                                                          Protection   Management       G&SFP       and Other   Consolidated
                                                         --------------------------------------------------------------------
                                                                                   (in millions)
As of or for the three months ended March 31, 2005
Revenues from external customers ...................     $   649.3      $   116.1      $    23.8     $   194.4      $   983.6
Net investment income ..............................         349.7          160.3          318.4          70.1          898.5
Net realized investment and other
  gains (losses) ...................................          (9.0)         (19.8)         141.2           0.9          113.3
Inter-segment revenues .............................            --            0.3            0.1          (0.4)            --
                                                         --------------------------------------------------------------------
Revenues ...........................................     $   990.0      $   256.9      $   483.5     $   265.0      $ 1,995.4
                                                         ====================================================================

  Net Income: ......................................     $   106.8      $    49.5      $   128.8     $   (16.4)     $   268.7
                                                         ====================================================================
Supplemental Information:
Equity in net income of investees
  accounted for by the equity method ...............     $    21.4      $     5.6      $    11.8     $     8.2      $    47.0
Carrying value of investments
  accounted for under the equity method ............         805.1          333.6          689.3         659.6        2,487.6
Amortization of deferred policy
  acquisition costs and value of
  business acquired, excluding amounts
  related to net realized investment
  and other gains (losses) .........................          29.2           18.3            7.8            --           55.3
Segment assets .....................................     $41,303.8      $19,264.4      $33,419.7     $ 5,691.8      $99,679.7

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 3 -- Segment Information - (continued)

                                                                           Wealth                       Corporate
                                                       Protection        Management       G&SFP         and Other       Consolidated
                                                      ------------------------------------------------------------------------------
                                                                                      (in millions)
As of or for the three months ended March 31, 2004
Revenues from external customers ...................  $    673.6      $     92.1       $    104.3       $    219.7       $  1,089.7
Net investment income ..............................       372.8           177.7            404.3             42.8            997.6
Inter-segment revenues .............................          --             0.3              0.2             (0.5)              --
Net realized investment and other
  gains (losses), net ..............................        20.9            (7.1)           (87.1)            27.9            (45.4)
                                                      ------------------------------------------------------------------------------
Revenues ...........................................  $  1,067.3      $    263.0       $    421.7       $    289.9       $  2,041.9
                                                      =============================================================================

Income from continuing operations ..................        95.8            31.3             20.9             31.8            179.8
Income from discontinued operations ................          --              --              0.6             74.1             74.7
                                                      ------------------------------------------------------------------------------
  Net Income: ......................................  $     95.8      $     31.3       $     21.5       $    105.9       $    254.5
                                                      =============================================================================
Supplemental Information:
Equity in net income of investees
  accounted for by the equity method ...............  $      8.5      $      3.0       $      9.9       $     42.8       $     64.2
Carrying value of investments
  accounted for under the equity method ............       441.8           230.5            591.1            772.4          2,035.8
Amortization of deferred policy
  acquisition costs, excluding
  amounts related to net realized
  investment and other gains (losses) ..............        73.9            41.1              0.5              2.1            117.6
Segment assets .....................................  $ 38,201.3      $ 18,943.0       $ 37,579.2       $ 19,609.6       $114,333.1

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 4 -- Contingencies

      Guarantees. In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S. specific to the insurance industry. The Company has no material guarantees outstanding outside the scope of insurance accounting at March 31, 2005.

      Contingencies. Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax. During 2004, the Company received additional information about its exposure and recognized an additional charge of $92.4 million, after tax. During the first quarter of 2005, the Company received additional information about its exposure and recognized and additional change of $30.9 million, after tax, as its current best estimate of its exposure as of March 31, 2005.

      Legal Proceedings. The Company is regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming it as a defendant ordinarily involves activities as a provider of insurance protection and wealth management products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, state attorneys general, the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other government and regulatory bodies regularly make inquiries and, from time to time, require the production of information or conduct examinations concerning compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. As with many other companies in the financial services industry, the Company has been requested or required by such government and regulatory authorities to provide information with respect to market timing and late trading of mutual funds and sales compensation and broker-dealer practices, including with respect to mutual funds underlying variable life and annuity products. It is believed that these inquiries are similar to those made to many financial service companies by various agencies into practices, policies and procedures relating to trading in mutual fund shares and sales compensation and broker-dealer practices. Management intends to continue to cooperate fully with government and regulatory authorities in connection with their respective inquiries. Management does not believe that the conclusion of any current legal or regulatory matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Closed Block

      In connection with the Company's plan of reorganization for its demutualization and initial public offering, the Company created a closed block for the benefit of policies included therein. Additional information regarding the creation of the closed block and relevant accounting issues is contained in the notes to consolidated financial statements of the Company's 2004 Form 10-K. The following tables set forth certain summarized financial information relating to the closed block as of the periods indicated.

                                                                                         March 31,        December 31,
                                                                                           2005              2004
                                                                                  ------------------------------------
                                                                                               (in millions)
Liabilities
Future policy benefits ......................................................           $10,768.1            $10,759.5
Policyholder dividend obligation ............................................               390.1                540.1
Policyholders' funds ........................................................             1,508.0              1,506.7
Policyholder dividends payable ..............................................               421.6                419.3
Other closed block liabilities ..............................................                96.2                 64.4
                                                                                  ------------------------------------
   Total closed block liabilities ...........................................           $13,184.0            $13,290.0
                                                                                  ------------------------------------

Assets
Investments:
Fixed maturities:
   Available-for-sale--at fair value
     (cost: March 31--$6,584.6; December 31--$6,474) ........................           $ 6,590.6            $ 6,585.6
Equity securities:
   Available-for-sale--at fair value
     (cost: March 31--$6.4 December 31--$7.0) ...............................                 6.4                  7.0
Mortgage loans on real estate ...............................................             1,617.2              1,662.0
Policy loans ................................................................             1,535.0              1,534.3
Other invested assets .......................................................               332.8                324.3
                                                                                  ------------------------------------
   Total investments ........................................................            10,082.0             10,113.2

Cash and cash equivalents ...................................................                74.3                142.9
Accrued investment income ...................................................               148.0                140.2
Other closed block assets ...................................................               323.6                317.2
                                                                                  ------------------------------------
   Total closed block assets ................................................           $10,627.9            $10,713.5
                                                                                  ------------------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block ...........................................           $ 2,556.1            $ 2,576.5
                                                                                  ------------------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $(1.5)
     million and ($39.7) million at March 31 and December 31,
     respectively ...........................................................           $     3.6            $    74.3
   Allocated to the policyholder dividend obligation, net of tax of
     $1.9 million and $40.1 million at  March 31 and December 31,
     respectively ...........................................................                (3.6)               (74.4)
                                                                                  ------------------------------------
       Total ................................................................                  --                 (0.1)
                                                                                  ------------------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities ...................................................           $ 2,556.1            $ 2,576.4
                                                                                  ====================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 5 -- Closed Block - (continued)

                                                                                  March 31,          December 31,
                                                                                    2005                 2004
                                                                              ------------------------------------
                                                                                           (in millions)
Changes in the policyholder dividend obligation:
   Balance at beginning of period ....................................            $  540.1                $  400.0
     Impact on net income before income taxes ........................               (41.0)                  (68.4)
     Unrealized investment gains (losses) ............................              (109.0)                    0.1
     Purchase Equation Fair value adjustment .........................                  --                   208.4
                                                                              ------------------------------------

   Balance at end of period ..........................................            $  390.1                $  540.1
                                                                              ====================================

      The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                                  Three Months Ended March 31,
                                                                                      2005             2004
                                                                                 -----------------------------
                                                                                        (in millions)
Revenues
   Premiums ....................................................................    $  199.4          $  209.3
   Net investment income .......................................................       132.4             157.9
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(14.9)
     million and $14.9 million, respectively ...................................         1.0              (1.1)
   Other closed block revenues .................................................          --              (0.3)
                                                                                 -----------------------------
     Total closed block revenues ...............................................       332.8             365.8

Benefits and Expenses
   Benefits to policyholders ...................................................       221.6             232.0
   Change in the policyholder dividend obligation ..............................       (26.7)             (4.6)
   Other closed block operating costs and expenses .............................        (0.2)              1.4
   Dividends to policyholders ..................................................       106.9             104.8
                                                                                 -----------------------------
     Total benefits and expenses ...............................................       301.6             333.6
                                                                                 -----------------------------
   Closed block revenues, net of closed block benefits and expenses
     and before income taxes ...................................................        31.2              32.2
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.6 million and $0.6 million, respectively ........        10.9              11.2
                                                                                 -----------------------------
   Closed block revenues, net of closed block benefits and expenses
     and income taxes ..........................................................    $   20.3          $   21.0
                                                                                 =============================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 6 -- Related Party Transactions

      The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.2 million and $1.6 million for the three month periods ended March 31, 2005 and 2004, respectively.

      The Company, in the ordinary course of business, invests funds deposited with it by customers and manages the resulting invested assets for growth and income for customers. From time to time, successful investment strategies of the Company may attract deposits from affiliates of the Company. At March 31, 2005, the Company managed approximately $39.4 million of investments for Manulife affiliates which to date generated market-based revenue for the Company.

      John Hancock Life Insurance Company ("the Life Company") a wholly owned subsidiary has service agreements with an affiliate, John Hancock Life Insurance Company (U.S.A) ("John Hancock U.S.A."), a subsidiary of the Manufacturer's Life Insurance Company, to provide and/or receive administrative services. For the period ended March 31 2005, the Life Company was charged by John Hancock U.S.A. for net services received totaling $16 million. In addition, the Company and its subsidiaries received $15 million of commission revenues from John Hancock U.S.A. for the sale of insurance and variable annuity products.

      Prior to its merger with Manulife, the Company reinsured certain portions of its closed block with Manulife. During the fourth quarter of 2004, the Life Company entered into an additional agreement covering closed block policies with a Manulife affiliate. The Company entered into these reinsurance contracts in order to facilitate its statutory capital management. Both the original and the revised reinsurance contracts are primarily written on a modified coinsurance basis where the related financial assets remain invested at the Company. The closed block reinsurance agreement is a financial reinsurance agreement and does not meet the risk transfer definition for U.S. GAAP reporting purposes. The agreement is accounted for under deposit accounting with only the reinsurance risk fee being reported on the consolidated statements of income. The Company's Consolidated Financial Statements do not report reinsurance ceded premiums or reinsurance recoverable. The Company's Consolidated Financial Statements report a risk fee that was paid to the Manulife reinsurance companies for the first quarter of 2005. This appears in other operating costs and expenses in the Consolidated Statements of Income and was $0.4 million for the three month period ending March 31, 2005.

      The acquisition of the Company's shares by Manulife was effected through the merger of the Company with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources, Inc., an affiliated Manulife entity, in the amount of $293.8 million in consideration for previously purchased shares of the Company, which were cancelled upon merger. Subsequent to the merger, the Company included in other liabilities a $293.8 million promissory note payable to a subsidiary of Manulife, which matures February 10, 2007, and bears interest at a rate of 0.25% over the 90-day Canadian Bankers Acceptance Rate, and is payable quarterly. The Company paid $1.7 million to Manulife under the terms of the promissory note for the three month period ending March 31, 2005.

      On March 31, 2005, the Company had $1,986.1 million of notes receivable from affiliates. These notes were received pursuant to the transfer of Maritime Life to MLI. The first note receivable, payable by MLI, in the amount of $1,695.8 million bears interest at 3.01%. The second note receivable, payable by MLI, in the amount of $291.3 million bears interest at 2.97%. The notes receivable from MLI are due on December 29, 2005, but may be extended one year by the borrower. The notes were issued in Canadian dollars; therefore the principal balances on the Company's Consolidated Balance Sheets will change due to currency fluctuations between the Canadian dollar and the U.S. dollar. During Q1 2005 the Company recorded $14.3 million of investment income on these notes. These notes receivable are included in other assets on the Company's Consolidated Balance Sheets. At December 31, 2004 there was a third note receivable, also payable by MLI, in the amount of $103.9 million. During Q1 2005 this note was used to retire a note payable by Maritime Life's legal shell company to another affiliate, John Hancock Canadian Holdings.

      On March 8, 2005 the Company borrowed $320.0 million from Manulife Hungarian Holdings Limited (MHHL) for capital planning purposes. The note payable to MHHL bears interest at a rate of LIBOR plus 25 basis points, is payable quarterly commencing March 28, 2005 and is due March 8, 2006. The Company includes the note payable to MHHL in debt on its Consolidated Balance Sheets.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Goodwill and Other Intangible Assets

      The Company recognized several intangible assets during Manulife's merger with the Company, and subsequently derecognized intangible assets belonging to its Canadian subsidiary which were transferred to Manulife's respective Canadian operations. See Note 1 - Change of Control for additional discussion of the merger and see Note 2- Summary of Significant Accounting Policies for additional discussion of this transfer.

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

      Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to businesses acquired by Manulife in the recent merger. VOBA had weighted average lives ranging from 6 to 17 years for various insurance businesses at the merger. Distribution networks are values assigned to the Company's networks of sales agents and producers responsible for procuring business acquired by Manulife in the recent merger. Distribution networks had weighted average lives of 21 years at the merger. Other investment management contracts are the values assigned to the Company's individual and group benefit contracts managed by its Canadian subsidiary, as well as contracts managed by its wealth management segment and several investment groups in its corporate segment acquired by Manulife in the recent merger. At March 31, 2005 other investment management contracts remaining after the Company's transfers of its Canadian and Asian businesses are those in the Wealth Management and Corporate and Other Segments. Other investment management contracts had weighted average lives of 9 years at the merger. Collectively, these amortizable intangible assets had a weighted average life of 15 years at the merger.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Goodwill and Other Intangible Assets - (continued)

      The following tables set forth certain summarized financial information relating to the Company's intangible assets as of the dates and periods indicated.

                                                                                Accumulated
                                                             Gross Carrying    Amortization        Net Carrying
                                                                 Amount      and Other Changes        Amount
                                                            ------------------------------------------------------
                                                                                (in millions)
March 31, 2005
     Unamortizable intangible assets
        Goodwill ......................................       $3,063.2                   --           $3,063.2
        Brand name ....................................          600.0                   --              600.0
        Investment management contracts ...............          292.9                   --              292.9
     Amortizable intangible assets:
        Distribution networks .........................          397.2              $  (1.8)             395.4
        Other investment management contracts .........           61.7                 (3.9)              57.8
        VOBA ..........................................        3,124.9               (164.0)           2,960.9
December 31, 2004
     Unamortizable intangible assets
        Goodwill ......................................       $3,063.2                   --           $3,063.2
        Brand name ....................................          600.0                   --              600.0
        Investment management contracts ...............          292.9                   --              292.9
     Amortizable intangible assets:
        Distribution networks .........................          397.2              $  (0.7)             396.5
        Other investment management contracts .........           61.7                 (2.6)              59.1
        VOBA ..........................................        3,124.9               (173.4)           2,951.5

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
Aggregate amortization expense                                                         2005                2004
                                                                                   ----------------------------
                                                                                          (in millions)
Distribution networks, net of tax of  $ 0.4 million and
    $ - million, respectively ..............................................          $ 0.7                --
Other management contract amortization, net of tax of $ 0.5 million,
    $ - million, respectively ..............................................            0.8                --
VOBA, net of tax of $ 14.1 million and $ 1.7 million,
    respectively ...........................................................           26.2             $ 3.1
                                                                                   ----------------------------
Aggregate amortization expense, net of tax of $ 15.0 million and $ 1.7
    million, respectively ..................................................          $27.7             $ 3.1
                                                                                   ============================

                                                                                             Tax       Net
                                                                                            Effect   Expense
                                                                                           -------------------
                                                                                              (in millions)
Estimated future aggregate amortization expense for the years ending December 31,
      2005.............................................................................     $60.3     $112.0
      2006.............................................................................      61.9      114.9
      2007.............................................................................      53.1       98.6
      2008.............................................................................      45.8       85.1
      2009.............................................................................      43.5       80.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Goodwill and Other Intangible Assets - (continued)

      The following tables present the continuity of each of the Company's unamortizable and amortizable intangible assets for the periods presented.

      Unamortizable intangible assets:

                                                                                                        Corporate
                                                                     Wealth                                and
                                                  Protection       Management      G&SFP     Canada       Other      Consolidated
                                              -----------------------------------------------------------------------------------
                                                                                 (in millions)
Goodwill:

Balance at January 1, 2005 ...................      $1,842.3         $1,040.0        --        --         $  180.9       $3,063.2
                                              -----------------------------------------------------------------------------------
Balance at March 31, 2005 ....................      $1,842.3         $1,040.0        --        --         $  180.9       $3,063.2
                                              ===================================================================================

                                                                                                        Corporate
                                                                   Wealth                                  and
                                                  Protection     Management        G&SFP     Canada       Other      Consolidated
                                              -----------------------------------------------------------------------------------
                                                                              (in millions)
Goodwill:

Balance at January 1, 2004 ................         $   66.1      $   42.1          --    $  236.4      $    0.4       $  345.0
Other adjustments (1) .....................               --            --          --       (13.0)           --          (13.0)
                                              -----------------------------------------------------------------------------------
Balance at April 28, 2004 .................         $   66.1      $   42.1          --    $  223.4      $    0.4       $  332.0
                                              ===================================================================================

(1) Other adjustments include foreign currency translation adjustment of $(13.0) million.

                                                                                                        Corporate
                                                                 Wealth                                    and
                                                Protection     Management        G&SFP     Canada         Other      Consolidated
                                             ------------------------------------------------------------------------------------
                                                                              (in millions)
Goodwill:

Balance at April 29, 2004 ..............     $    66.1        $    42.1            --   $   223.4        $     0.4      $   332.0
Goodwill derecognized (1) ..............         (66.1)           (42.1)           --      (223.4)            (0.4)        (332.0)
Goodwill recognized (2) ................       1,842.3          1,040.0            --     1,318.9            216.0        4,417.2
Other adjustments (3) ..................            --               --            --    (1,318.9)           (35.1)      (1,354.0)
                                             ------------------------------------------------------------------------------------
Balance at December 31, 2004 ...........     $ 1,842.3        $ 1,040.0            --          --        $   180.9      $ 3,063.2
                                             ====================================================================================

(1)   Goodwill derecognized in the purchase transaction with Manulife.
(2)   Goodwill recognized in the purchase transaction with Manulife.
(3) JHFS's Canada segment was transferred to MLI in 2004. Also, certain Asian operations, included in Corporate and Other, were transferred to Manulife's Asian subsidiaries in 2004.

                                                                                                 Corporate
                                                            Wealth                                  and
                                          Protection      Management        G&SFP      Canada      Other       Consolidated
                                        ------------------------------------------------------------------------------------
                                                                              (in millions)
Brand name:

Balance at  January 1, 2005.........        $ 364.4          $ 209.0        --         --         $ 26.6       $ 600.0
                                        ------------------------------------------------------------------------------------

Balance at March 31, 2005...........        $ 364.4          $ 209.0        --         --         $ 26.6       $ 600.0
                                        ====================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Goodwill and Other Intangible Assets - (continued)

                                                                                                 Corporate
                                                            Wealth                                  and
                                          Protection      Management        G&SFP      Canada      Other    Consolidated
                                        ------------------------------------------------------------------------------------
                                                                              (in millions)
Brand name:

Balance at January 1, 2004............           --              --          --         --           --            --

Brand name recognized (1).............      $ 364.4         $ 209.0          --         --       $ 26.6       $ 600.0
                                        ------------------------------------------------------------------------------------

Balance at December 31, 2004..........      $ 364.4         $ 209.0          --         --       $ 26.6       $ 600.0
                                        ====================================================================================

(1)   Brand name recognized in the purchase transaction with Manulife.

                                                                                                    Corporate
                                                            Wealth                                     and
                                          Protection      Management        G&SFP      Canada         Other    Consolidated
                                        ------------------------------------------------------------------------------------
                                                                              (in millions)
Investment management contracts:

Balance at January 1, 2005..........         --             $ 292.9         --           --          --          $ 292.9
                                        ------------------------------------------------------------------------------------
Balance at March 31, 2005...........         --             $ 292.9         --           --          --          $ 292.9
                                        ====================================================================================

                                                                                                    Corporate
                                                            Wealth                                     and
                                          Protection      Management        G&SFP      Canada         Other    Consolidated
                                        ------------------------------------------------------------------------------------
                                                                              (in millions)
Investment management contracts:

Balance at January 1, 2004 ...........        --          $  6.3             --         --             --         $  6.3
Investment management contracts
  derecognized (1) ...................        --            (6.3)            --         --             --           (6.3)
Investment management contracts
  recognized (2) .....................        --           292.9             --         --             --          292.9
                                        ------------------------------------------------------------------------------------
Balance at December 31, 2004 .........        --          $292.9             --         --             --         $292.9
                                        ====================================================================================

(1) Investment management contracts derecognized in the purchase transaction with Manulife.
(2) Investment management contracts recognized in the purchase transaction with Manulife.

      Amortizable intangible assets:

                                                                                                    Corporate
                                                            Wealth                                     and
                                          Protection      Management        G&SFP      Canada         Other    Consolidated
                                         ----------------------------------------------------------------------------------
                                                                              (in millions)
Distribution networks:

Balance at January 1, 2005 ............    $307.9           $ 88.6           --         --            --           $396.5
Amortization ..........................      (1.0)            (0.1)          --         --            --             (1.1)
                                         ----------------------------------------------------------------------------------
Balance at March 31, 2005 .............    $306.9             88.5           --         --            --           $395.4
                                         ==================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Goodwill and Other Intangible Assets - (continued)

                                                                                                      Corporate
                                                              Wealth                                     and
                                            Protection      Management        G&SFP      Canada         Other    Consolidated
                                           ----------------------------------------------------------------------------------
                                                                              (in millions)
Distribution networks:

Balance at January 1, 2004 ............             --            --           --             --          --             --
Distribution networks recognized (1) ..        $ 308.6       $  88.6           --        $  59.9          --        $ 457.1
Amortization ..........................           (0.7)           --           --             --          --           (0.7)
Other adjustments (2) .................             --            --           --        $ (59.9)         --          (59.9)
                                           ----------------------------------------------------------------------------------
Balance at December 31, 2004 ..........        $ 307.9       $  88.6           --             --          --        $ 396.5
                                           ==================================================================================

(1) Distribution networks recognized in the purchase transaction with Manulife.
(2) JHFS's Canada segment was transferred to MLI in 2004. For these discontinued operations, the amortization expense for the period was $(2.0) million and the effect of fluctuation in the value of the Canadian dollar to the US dollar was $8.5 million.

                                                                                                      Corporate
                                                              Wealth                                     and
                                            Protection      Management        G&SFP      Canada         Other    Consolidated
                                           ----------------------------------------------------------------------------------
                                                                              (in millions)
Other investment management contracts:

Balance at January 1, 2005 ............        --           $ 19.5              --         --           $ 39.6         $ 59.1
Amortization ..........................        --             (0.4)             --         --             (0.9)          (1.3)
                                           ----------------------------------------------------------------------------------
Balance at March 31, 2005 .............        --           $ 19.1              --         --           $ 38.7         $ 57.8
                                           ==================================================================================

                                                                                                      Corporate
                                                              Wealth                                     and
                                            Protection      Management        G&SFP      Canada         Other    Consolidated
                                           ----------------------------------------------------------------------------------
                                                                              (in millions)
Other investment management contracts:

Balance at January 1, 2004 ...............       --              --             --          --             --             --
Other investment management contracts
  recognized (1) .........................       --         $  20.3             --     $  77.2        $  41.4        $ 138.9
Amortization .............................       --            (0.8)            --          --           (1.8)          (2.6)
Other adjustments (2) ....................       --              --             --       (77.2)            --          (77.2)
                                             -------------------------------------------------------------------------------
Balance at December 31, 2004 .............       --         $  19.5             --          --        $  39.6        $  59.1
                                             ===============================================================================

(1) Other investment management contracts recognized in the purchase transaction with Manulife.
(2) JHFS's Canada segment was transferred to MLI in 2004. For these discontinued operations, the amortization expense for the period was $(4.5) million, and the effect of fluctuation in the value of the Canadian dollar to the US dollar was $10.4 million.

                                                                                                        Corporate
                                                                    Wealth                                 and
                                                  Protection      Management      G&SFP       Canada      Other     Consolidated
                                                  -------------------------------------------------------------------------------
                                                                                (in millions)
VOBA:

VOBA balance at January 1, 2005 .............       $2,335.4      $  406.4      $  209.7       --            --         $2,951.5
Amortization ................................          (21.4)        (11.2)         (7.7)      --            --            (40.3)
Adjustment to unrealized gains (losses)
  on securities available for sale ..........           22.5          27.2            --       --            --             49.7
                                                 -------------------------------------------------------------------------------
VOBA balance at March 31, 2005 ..............       $2,336.5      $  422.4      $  202.0       --            --         $2,960.9
                                                 ===============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 7 -- Goodwill and Other Intangible Assets - (continued)

                                                                                                          Corporate
                                                                    Wealth                                   and
                                                  Protection      Management      G&SFP      Canada         Other    Consolidated
                                                  -------------------------------------------------------------------------------
                                                                                (in millions)
VOBA:

VOBA balance at January 1, 2004 ..............       $ 232.8         --             --        $ 317.7        --         $ 550.5
Amortization .................................          (6.2)        --             --             --        --            (6.2)
Adjustment to unrealized gains(losses) on
  securities available for sale ..............           5.5         --             --             --        --             5.5
Other adustments (1) (2) .....................          (1.4)        --             --          (74.1)       --           (75.5)
                                                  -------------------------------------------------------------------------------
VOBA balance at April 28, 2004 ...............       $ 230.7         --             --        $ 243.6        --         $ 474.3
                                                  ===============================================================================

(1) VOBA existing prior to the merger with Manulife related to the acquisition of the fixed universal life insurance business of Allmerica was adjusted to reflect adjustments to the purchase equation.
(2) Other adjustments to the Canadian segment included $ (2.6) million amortization expense for the period, $ 4.8 million adjustment to unrealized gains on securities available for sale, effect of fluctuation in the value of the Canadian dollar to the US dollar of $ (15.6) million, and $ (60.7) million adjustment to VOBA as a result of the adoption of AICPA SOP 03-1.

                                                                                                         Corporate
                                                                   Wealth                                   and
                                                   Protection     Management      G&SFP        Canada      Other    Consolidated
                                                --------------------------------------------------------------------------------
                                                                                (in millions)
VOBA:

Balance at April 29, 2004 ....................      $   230.7            --           --    $   243.6         --     $   474.3
VOBA derecognized (1) ........................         (230.7)           --           --       (243.6)        --        (474.3)
VOBA recognized (2) ..........................        2,402.2     $   474.9    $   247.8        756.3     $  4.8       3,886.0
Amortization .................................          (44.5)        (47.1)       (38.1)          --         --        (129.7)
Adjustment to unrealized gains(losses) on
  securities available for sale ..............          (22.3)        (21.4)          --           --         --         (43.7)
Other adjustments (3)(4) .....................             --            --           --       (756.3)      (4.8)       (761.1)
                                                --------------------------------------------------------------------------------
Balance at December 31, 2004 .................      $ 2,335.4     $   406.4    $   209.7           --         --     $ 2,951.5
                                                ================================================================================

(1)   VOBA derecognized in the purchase transaction with Manulife.
(2)   VOBA recognized in the purchase transaction with Manulife.
(3) JHFS's Canada segment was transferred to MLI in the fourth quarter of 2004. For these discontinued operations, the amortization expense was $(23.3) million for the period, and effect of fluctuation in the value of the Canadian dollar to the US dollar was $104.0 million.
(4) JHFS' Singapore insurance operations (JH Singapore), included in Corporate and Other, were transferred to Manulife Singapore in 2004. The amortization expense related with these transferred operations was $(0.2) million for the period.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 8 -- Pension and Other Postretirement Benefit Plans

The following table demonstrates the components of the Company's net periodic benefit cost for the periods indicated:

Net Periodic Benefit Cost

                                                               Three Months Ended March 31,
                                              -----------------------------------------------------------------
                                                                                     Other Postretirement
                                                      Pension Benefits                      Benefits
                                              -----------------------------------------------------------------
                                                  2005             2004              2005              2004
                                              -----------------------------------------------------------------
                                                                        (in millions)
Service cost ............................        $ 6.2             $ 5.6             $ 0.4            $ 0.4
Interest cost ...........................         30.6              32.4               9.0              9.2
Expected return on plan assets ..........        (43.8)            (44.1)             (5.4)            (5.2)
Amortization of transition asset ........           --                --                --               --
Amortization of prior service cost ......           --               1.7                --             (1.9)
Recognized actuarial loss/(gain) ........          0.2               6.2                --              3.1
Other ...................................           --                --                --               --
                                              -----------------------------------------------------------------
     Net periodic benefit cost ..........        $(6.8)            $ 1.8             $ 4.0            $ 5.6
                                              =================================================================

Employer Contributions

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

      Benefits related to the defined benefit pension plans paid to employees and retirees were $49.5 million, $64.8 million and $48.0 million for the first three months of 2005, 2004 and 2003, respectively.

      The Company uses a December 31 measurement date.

      The Company's policy is to fund its US other post retirement benefits in amounts at or below the annual tax qualified limits. As of March 31, 2005, $13.4 million was contributed to its US other post retirement benefit plans. The Company expects to contribute approximately $53.4 million to its US other post retirement benefit plans in 2005.

      Defined contribution plans include the Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $3.1 million for the first three months of 2005 and $3.4 million for the first three months of both 2004 and 2003.

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

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 8 -- Pension and Other Postretirement Benefit Plans - (continued)

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits from John Hancock. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet Medicare's criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with FASB Staff Position FAS 106-2, the Company reflected a reduction in liability for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004). With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final regulations on determining whether a benefit meets the actual criteria for qualifying drug coverage have not been issued by Medicare as of March 31, 2005, the Company will address the impact of the Act with respect to post-1991 retirees once these clarifying regulations have been issued.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company

      The following condensed consolidating financial statements are provided in compliance with Regulation S-X of the United States Securities and Exchange Commission (the "Commission") and in accordance with Rule 12h-5 of the Commission.

      John Hancock Variable Life Insurance Company (the Variable Company) is an indirect wholly-owned subsidiary of JHFS. The Variable Company sells deferred annuity contracts, which feature a market value adjustment and are registered with the Commission. At March 31, 2005, JHFS provides a full and unconditional guarantee of the Variable Company's obligation to pay amounts due to contractholders on surrender, withdrawal or annuitization of the Variable Company's deferred annuity contracts' market value adjustment interest. In addition, JHFS guarantees the Variable Company's future issues of deferred annuity contracts with such market value adjustments.

      JHFS is an insurance holding company. The assets of JHFS consist primarily of the outstanding capital stock of the John Hancock Life Insurance Company (the Life Company), and certain investments in other international subsidiaries. JHFS' cash flow primarily consists of dividends from its operating subsidiaries and proceeds from debt offerings offset by expenses and shareholder dividends. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs and paying dividends on its common stock substantially depends upon dividends from its operating subsidiaries.

      State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company's limit is the greater of 10% of its statutory surplus or the prior calendar year's statutory net gain from operations of the Life Company. The ability of the Life Company, JHFS' primary operating subsidiary, to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law. JHFS currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. However, JHFS can give no assurance that the Life Company will declare or pay dividends on a regular basis.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                      Condensed Consolidating Balance Sheet

                                             John Hancock     John Hancock
                                               Financial      Variable Life                                    Consolidated John
                                               Services     Insurance Company      Other                       Hancock Financial
March 31, 2005                                (Guarantor)       (Issuer)        Subsidiaries     Eliminations    Services, Inc.
---------------------------------------------------------------------------------------------------------------------------------
                                                                                (in millions)

Assets:
  Invested assets ........................       $    18.2       $ 5,521.9       $58,835.9      $    528.7        $64,904.7
  Cash and cash equivalents ..............            30.4            62.9           883.0            17.2            993.5
  Investment in unconsolidated
    subsidiaries .........................        12,508.4           132.8              --       (12,641.2)              --
  Other assets ...........................           120.4         2,230.6        13,044.2            15.8         15,411.0
  Separate account assets ................              --         7,190.3        11,180.2              --         18,370.5
                                             -----------------------------------------------------------------------------------
Total Assets .............................       $12,677.4       $15,138.5       $83,943.3      $ (12,079.5)      $99,679.7
                                             ===================================================================================

Liabilities:
Insurance liabilities and
    consumer notes .......................              --       $ 5,573.6       $59,084.7      $    426.9        $65,085.2
  Debt ...................................       $ 1,140.1              --         1,013.4              --          2,153.5
  Other liabilities ......................           153.5           321.6         2,158.1             2.0          2,635.2
  Separate account liabilities ...........              --         7,190.3        11,180.2              --         18,370.5
                                             -----------------------------------------------------------------------------------
Total Liabilities ........................         1,293.6        13,085.5        73,436.4           428.9         88,244.4

  Preferred shareholders' equity in
    subsidiary companies .................              --              --            51.5              --             51.5
  Shareholders' equity (1) ...............        11,383.8         2,053.0        10,455.4       (12,508.4)        11,383.8
                                             -----------------------------------------------------------------------------------
Total Liabilities, Preferred
Shareholders' Equity in Subsidiary
Companies and Shareholders' Equity (1) ...       $12,677.4       $15,138.5       $83,943.3      $ (12,079.5)      $99,679.7
                                             ===================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                      Condensed Consolidating Balance Sheet

                                     John Hancock     John Hancock
                                       Financial      Variable Life                                    Consolidated John
                                       Services     Insurance Company      Other                       Hancock Financial
December 31, 2004                     (Guarantor)       (Issuer)        Subsidiaries     Eliminations    Services, Inc.
-------------------------------------------------------------------------------------------------------------------------
                                                                       (in millions)

Assets:
  Invested assets .................     $     18.4     $  5,439.3       $ 60,311.7         $    546.3      $ 66,315.7
  Cash and cash equivalents .......            7.5           85.7          1,289.1               14.6         1,396.9
  Investment in unconsolidated
    subsidiaries ..................       12,452.5          135.2               --          (12,587.7)             --
  Other assets ....................          110.5        2,170.6         12,889.3               12.6        15,183.0
  Separate account assets .........             --        7,335.7         11,417.3                 --        18,753.0
                                      ----------------------------------------------------------------------------------
Total Assets ......................     $ 12,588.9     $ 15,166.5       $ 85,907.4         $(12,014.2)     $101,648.6
                                      ==================================================================================
Liabilities:
  Insurance liabilities and
    consumer notes ................             --     $  5,415.8       $ 60,360.6         $    429.1      $ 66,205.5
  Debt ............................     $  1,113.3             --          1,070.0                 --         2,183.3
  Other liabilities ...............          142.9          380.3          2,590.2                9.2         3,122.6
  Separate account liabilities ....             --        7,335.7         11,417.3                 --        18,753.0
                                      ----------------------------------------------------------------------------------
Total Liabilities .................        1,256.2       13,131.8         75,438.1              438.3      $ 90,264.4

  Preferred shareholders' equity
    in subsidiary companies .......             --             --             51.5                 --            51.5
  Shareholders' equity (1) ........       11,332.7        2,034.7         10,417.8          (12,452.5)       11,332.7
                                      ----------------------------------------------------------------------------------
Total Liabilities, Preferred
Shareholders' Equity in
Subsidiary Companies and
Shareholders' Equity (1) ..........     $ 12,588.9     $ 15,166.5       $ 85,907.4         $(12,014.2)     $101,648.6
                                      ====================================================================================

(1) Shareholder's equity includes 1 share of preferred stock and 1,000 shares of common stock of JHFS at $.01 par value per share at March 31, 2005 and December 31, 2004, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                   Condensed Consolidating Statement of Income

                                                            John Hancock                                   Consolidated
                                            John Hancock   Variable Life                                       John
                                              Financial      Insurance                                      Hancock
For the Three Month Period Ended              Services        Company          Other                         Financial
March 31, 2005                               (Guarantor)      (Issuer)      Subsidiaries    Eliminations   Services, Inc.
-------------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)

Revenues
  Premiums ............................            --      $    18.9       $   597.3         $    (0.9)       $   615.3
  Universal life and investment-
     type product fees ................            --           92.1            73.8               0.2            166.1
  Net investment income ...............     $     0.2           71.3           820.3               6.7            898.5
  Net realized investment and other
    gains (losses) ....................            --            2.4           110.7               0.2            113.3
  Investment management
    revenues, commissions and
    other fees ........................            --             --           136.2                --            136.2
  Other revenue .......................            --             --            66.0                --             66.0
                                         --------------------------------------------------------------------------------
Total revenues ........................           0.2          184.7         1,804.3               6.2          1,995.4
Benefits and expenses
  Benefits to policyholders ...........            --           80.4           963.0               5.0          1,048.4
  Other operating costs and
    expenses ..........................           7.1           24.4           328.6               0.1            360.2
  Amortization of deferred policy
    acquisition costs .................            --            3.2            51.1               1.0             55.3
  Dividends to policyholders ..........            --            4.7           113.7                --            118.4
                                         --------------------------------------------------------------------------------
Total benefits and expenses ...........           7.1          112.7         1,456.4               6.1          1,582.3
                                         --------------------------------------------------------------------------------
  Income (loss) before income taxes....          (6.9)          72.0           347.9               0.1            413.1
  Income taxes ........................          (4.2)          23.0           125.6                --            144.4
                                         --------------------------------------------------------------------------------
    Net income (loss) before
      cumulative effect of
      accounting change ...............          (2.7)          49.0           222.3               0.1            268.7
  Equity in the net income of
    unconsolidated subsidiaries .......         271.4            0.1              --            (271.5)              --
                                         --------------------------------------------------------------------------------
Net income ............................     $   268.7      $    49.1       $   222.3         $  (271.4)       $   268.7
                                         ================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                   Condensed Consolidating Statement of Income

                                                                John Hancock                                    Consolidated
                                                John Hancock   Variable Life                                       John
                                                  Financial      Insurance                                        Hancock
For the Three Month Period Ended                  Services        Company          Other                         Financial
March 31, 2004                                   (Guarantor)      (Issuer)      Subsidiaries    Eliminations   Services, Inc.
-------------------------------------------------------------------------------------------------------------------------------
                                                                               (in millions)

Revenues
  Premiums ..................................              --       $   21.4       $  681.2         $   (0.9)      $  701.7
  Universal life and investment-
    type product fees .......................              --          103.2           81.8              0.2          185.2
  Net investment income .....................        $    0.1           76.4          912.7              8.4          997.6
  Net realized investment and other
    gains (losses) ..........................              --           (7.0)         (37.7)            (0.7)         (45.4)
  Investment management
    revenues, commissions and
    other fees ..............................              --             --          131.7               --          131.7
  Other revenue .............................              --            0.1           71.0               --           71.1
                                                --------------------------------------------------------------------------------
Total revenues ..............................             0.1          194.1        1,840.7              7.0        2,041.9
Benefits and expenses
  Benefits to policyholders .................              --           97.2        1,096.0              4.7        1,197.9
  Other operating costs and
    expenses ................................            22.5           25.3          319.0             (0.1)         366.7
  Amortization of deferred
    policy acquisition costs ................              --           33.5           83.9              0.2          117.6
  Dividends to policyholders ................              --            4.4          111.9               --          116.3
                                                --------------------------------------------------------------------------------
Total benefits and expenses .................            22.5          160.4        1,610.8              4.8        1,798.5
                                                --------------------------------------------------------------------------------
  Income (loss) before income taxes .........           (22.4)          33.7          229.9              2.2          243.4
  Income taxes ..............................           (10.8)          10.9           58.5              0.7           59.3
                                                --------------------------------------------------------------------------------
  Net income (loss) before cumulative
    effect of accounting change .............           (11.6)          22.8          171.4              1.5          184.1
Cumulative effect of accounting
  change, net of tax ........................              --           (3.0)          (1.3)              --           (4.3)
Equity in the net income of
  unconsolidated subsidiaries ...............           266.1            1.5             --           (267.6)            --
                                                --------------------------------------------------------------------------------
Net income before discontinued
  operations ................................           254.5           21.3          170.1           (266.1)         179.8
                                                --------------------------------------------------------------------------------
Net income from discontinued
  operations ................................              --             --           74.7               --           74.7
                                                --------------------------------------------------------------------------------
Net income ..................................        $  254.5       $   21.3       $  244.8         $ (266.1)      $  254.5
                                                ================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                 Condensed Consolidating Statement of Cash Flows

                                                          John Hancock
                                            John Hancock  Variable Life                                  Consolidated
                                             Financial      Insurance                                    John Hancock
For the Three Month Period Ended              Services       Company         Other                        Financial
March 31, 2005                              (Guarantor)     (Issuer)      Subsidiaries    Eliminations   Services, Inc.
-----------------------------------------------------------------------------------------------------------------------
                                                                        (in millions)

Net income ................................   $  268.7    $   49.1       $  222.3          $ (271.4)      $  268.7
  Adjustments to reconcile net
    income to net cash provided by
    (used in) operating activities:
    Amortization of discount-fixed
      maturities ..........................         --        12.3          146.6              (0.2)         158.7
    Equity in net income of
      unconsolidated subsidiaries .........     (271.4)       (0.1)            --             271.5             --
    Net realized investment and other
      losses ..............................         --        (2.4)        (112.4)              1.5         (113.3)
    Change in deferred policy
      acquisition costs ...................         --       (37.3)         (48.0)               --          (85.3)
    Depreciation and amortization .........        0.1         3.9           48.6               1.1           53.7
    Net cash flows from trading
      securities ..........................         --          --           (0.1)               --           (0.1)
    Increase in accrued investment
      income ..............................         --        (4.0)        (100.2)             (0.1)        (104.3)
    Decrease (increase) in premiums and
      accounts receivable .................       (4.6)        3.7          (25.8)              0.3          (26.4)
    (Increase)decrease in other
      assets and other liabilities, net ...        5.2       (12.5)         (58.5)             (1.2)         (67.0)
    Increase in policy liabilities
      and accruals, net ...................         --        58.6          359.3               4.4          422.3
    Increase(decrease) in income taxes ....       (5.3)       24.2          112.2                --          131.1
      Net cash provided by operating
        activities ........................       (7.3)       95.5          544.0               5.9          638.1
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ...         --        28.3        1,653.3                --        1,681.6
    Equity securities available-for-sale ..         --          --            7.2               4.6           11.8
    Real estate ...........................         --          --            0.3                --            0.3
    Short term investments and other
      invested assets .....................         --         8.0          153.6               1.0          162.6
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities
      available-for-sale ..................         --        60.9        1,140.4              11.1        1,212.4
    Short term investments and other
      invested assets .....................         --          --            6.5                --            6.5
    Mortgage loans on real estate .........         --        39.5          344.6               5.8          389.9

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

          Condensed Consolidating Statement of Cash Flows- (continued)

                                                  John      John Hancock
                                                Hancock    Variable Life                                    Consolidated
                                               Financial     Insurance                                      John Hancock
For the Three Month Period Ended                Services      Company          Other                          Financial
March 31, 2005                                (Guarantor)     (Issuer)      Subsidiaries    Eliminations    Services, Inc.
--------------------------------------------------------------------------------------------------------------------------
                                                                            (in millions)
Purchases of:
    Fixed maturities available-for-sale ....         --     $  (263.5)      $(2,365.9)      $   (16.0)        $(2,645.4)
    Equity securities
      available-for-sale ...................         --          (1.2)         (139.9)           (0.1)           (141.2)
    Real estate ............................         --            --            (5.2)             --              (5.2)
    Short term investments and other
      invested assets ......................         --          (4.0)         (121.6)           (0.3)           (125.9)
    Mortgage loans on real estate issued ...         --         (43.2)         (243.2)           (2.8)           (289.2)
    Other, net .............................         --          (8.1)            4.8              --              (3.3)
    Capital contributed to
      unconsolidated subsidiaries ..........  $  (320.0)           --              --           320.0                --
    Dividends received from
      unconsolidated subsidiaries ..........      320.0            --              --          (320.0)               --
                                              ---------------------------------------------------------------------------
    Net cash provided by (used in)
      investing activities .................         --        (183.3)          434.9             3.3             254.9

    Cash flows from financing activities:
    Capital contributions paid by parent ...         --            --           320.0          (320.0)               --
    Dividends paid to parent ...............         --            --          (320.0)          320.0                --
    Universal life and investment-type
      contract deposits ....................         --         211.1           595.2              --             806.3
    Universal life and investment-type
      contract maturities and withdrawals ..         --        (146.1)       (1,990.0)           (6.6)         (2,142.7)
    Issuance of consumer notes .............         --            --            77.0              --              77.0
    Increase in bank deposits ..............         --            --           (25.2)             --             (25.2)
    Issuance of short-term debt ............      320.0            --              --              --             320.0
    Repayment of short-term debt ...........         --            --           (41.2)             --             (41.2)
    Issuance of long-term debt .............         --            --             0.3              --               0.3
    Repayment of long-term debt ............         --            --            (1.1)             --              (1.1)
    Net decrease in commercial paper .......     (289.8)           --              --              --            (289.8)
                                              ---------------------------------------------------------------------------
    Net cash (used in) provided by
      financing activities .................  $    30.2     $    65.0       $(1,385.0)      $    (6.6)        $(1,296.4)
                                              ---------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                     John Hancock
                                     John Hancock   Variable Life                                    Consolidated
                                      Financial       Insurance                                      John Hancock
For the Three Month Period Ended       Services        Company          Other                         Financial
March 31, 2005                       (Guarantor)       (Issuer)      Subsidiaries    Eliminations   Services, Inc.
--------------------------------------------------------------------------------------------------------------------
                                                                    (in millions)

Net decrease in cash and cash
  equivalents .....................   $   22.9       $  (22.8)       $ (406.1)         $    2.6         $ (403.4)

Cash and cash equivalents at
  beginning of period .............        7.5           85.7         1,289.1              14.6          1,396.9
                                      ------------------------------------------------------------------------------

Cash and cash equivalents at end
  of period .......................   $   30.4       $   62.9        $  883.0          $   17.2         $  993.5
                                      ==============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

                 Condensed Consolidating Statement of Cash Flows

                                                         John Hancock
                                           John Hancock  Variable Life                                 Consolidated
                                            Financial      Insurance                                   John Hancock
For the Three Month Period Ended             Services       Company         Other                        Financial
March 31, 2004                             (Guarantor)     (Issuer)      Subsidiaries    Eliminations  Services, Inc.
---------------------------------------------------------------------------------------------------------------------
                                                                       (in millions)

Net income ................................   $  254.5    $   21.3      $  244.8        $ (266.1)         $  254.5
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Amortization of discount-fixed
      maturities ..........................         --        (3.3)          1.0              --              (2.3)
    Equity in net income of
      unconsolidated subsidiaries .........     (266.1)       (1.5)           --           267.6                --
    Net realized investment and other
      (gains) losses ......................         --         7.0          33.5             0.7              41.2
    Change in deferred policy
      acquisition costs ...................         --         2.6         (48.4)             --             (45.8)
    Change in accounting principle ........         --         3.0         (40.0)             --             (37.0)
    Depreciation and amortization .........        0.3         0.4          19.8             0.2              20.7
    Net cash flows from trading
      securities ..........................         --          --         (36.6)             --             (36.6)
    Decrease (increase) in accrued
      investment income ...................         --       (10.8)        (49.7)           (0.4)            (60.9)
    (Increase) decrease in premiums
      and accounts receivable .............       (0.7)        1.3         (55.6)            0.4             (54.6)
    Increase (decrease) in other
      assets and other liabilities, net ...      152.8       (34.2)       (132.3)            0.4             (13.3)
    Increase in policy liabilities
      and accruals, net ...................         --        20.1         454.4             4.0             478.5
    (Decrease) increase in income taxes ...       (1.6)        7.6          80.1             4.6              90.7
                                              -----------------------------------------------------------------------
    Net cash provided by operating
      activities ..........................      139.2        13.5         471.0            11.4             635.1
Cash flows from investing activities:
Sales of:
    Fixed maturities available-for-sale ...         --        57.2       1,892.3             3.4           1,952.9
    Equity securities available-for-sale ..         --         0.7         110.8             0.1             111.6
    Real estate ...........................         --         2.1           6.1              --               8.2
    Short term investments and other
      invested assets .....................        5.0         4.7          70.2              --              79.9
Maturities, prepayments, and scheduled
  redemptions of:
    Fixed maturities held-to-maturity .....         --         0.1          36.2             0.2              36.5
    Fixed maturities available-for-sale ...         --        50.4       1,008.4            14.0           1,072.8
    Short term investments and other
      invested assets .....................         --         3.0          40.9             7.1              51.0
    Mortgage loans on real estate .........         --        18.9         542.7             3.0             564.6

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                  John       John Hancock
                                                 Hancock    Variable Life                                   Consolidated
                                                Financial     Insurance                                     John Hancock
For the Three Month Period Ended                 Services      Company          Other                        Financial
March 31, 2004                                 (Guarantor)     (Issuer)      Subsidiaries   Eliminations   Services, Inc.
--------------------------------------------------------------------------------------------------------------------------
                                                                            (in millions)
Purchases of:
    Fixed maturities available-for-sale ....   $  (19.0)      $ (178.6)      $(3,777.1)     $  (19.7)         $(3,994.4)
    Equity securities available-for-sale ...         --             --          (81.6)            --             (81.6)
    Real estate ............................         --           (0.1)          (2.3)            --              (2.4)
    Short term investments and other
      invested assets ......................         --          (95.9)        (221.0)          (0.9)           (317.8)
    Mortgage loans on real estate issued ...         --          (36.4)        (397.6)          (4.1)           (438.1)
    Other, net .............................         --          (24.9)         112.5             --              87.6
    Capital contributed to
      unconsolidated subsidiaries ..........       (7.0)            --             --            7.0                --
Dividends received from unconsolidated
  subsidiaries .............................      100.0             --             --         (100.0)               --
                                               ---------------------------------------------------------------------------
    Net cash provided by (used in)
      investing activities .................       79.0         (198.8)        (659.5)         (89.9)           (869.2)

    Cash flows from financing activities:
    Capital contributions paid by parent ...         --             --            7.0           (7.0)               --
    Acquisition of treasury stock ..........       (2.3)            --             --             --              (2.3)
    Dividends paid to parent ...............         --             --         (100.0)         100.0                --
    Universal life and investment-type
      contract deposits ....................         --          327.7        1,540.5             --           1,868.2
    Universal life and investment-type
      contract maturities and withdrawals ..         --         (183.5)      (1,929.5)          (6.9)         (2,119.9)
    Issuance of consumer notes .............         --             --          274.7             --             274.7
    Increase in bank deposits ..............         --             --           96.3             --              96.3
    Issuance of short-term debt ............         --            8.0             --           (8.0)               --
Repayment of short-term debt ...............         --           (8.0)         (37.9)           8.0             (37.9)
Issuance of long-term debt .................         --             --            0.2             --               0.2
Repayment of long-term debt ................         --             --           (0.9)            --              (0.9)
Net decrease in commercial paper ...........     (221.4)            --             --             --            (221.4)
                                               ---------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities .....................   $ (223.7)      $  144.2       $ (149.6)      $   86.1          $ (143.0)
                                               ---------------------------------------------------------------------------

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 9 -- Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company - (continued)

           Condensed Consolidating Statement of Cash Flows (continued)

                                                     John Hancock
                                     John Hancock   Variable Life                                   Consolidated
                                      Financial       Insurance                                     John Hancock
For the Three Month Period Ended       Services        Company          Other                        Financial
March 31, 2004                       (Guarantor)       (Issuer)      Subsidiaries    Eliminations  Services, Inc.
-------------------------------------------------------------------------------------------------------------------
                                                                    (in millions)

Net increase (decrease) in cash
  and cash equivalents ............   $    (5.5)   $   (41.1)       $  (338.1)       $     7.6       $  (377.1)
Cash and cash equivalents at
  beginning of period .............        17.6         49.4          3,036.3             18.3         3,121.6
                                      -----------------------------------------------------------------------------

Cash and cash equivalents at end
  of period .......................   $    12.1    $     8.3        $ 2,698.2        $    25.9       $ 2,744.5
                                      =============================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the unaudited interim financial statements and related footnotes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2004 Annual Report on Form 10-K. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov under the name Hancock John Financial.

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

Critical Accounting Policies

      General

      Management has identified the accounting policies below as critical to the Company's business operations and understanding of its results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 2--Summary of Significant Accounting Policies in the notes to consolidated financial statements of the Company's 2004 Annual Report on Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. Management has discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

      Purchase Accounting (PGAAP)

      In accordance with SFAS No. 141, "Business Combinations", the merger transaction was accounted for as a purchase of John Hancock by Manulife. In accordance with "push down accounting", John Hancock, the acquired company, adjusted the cost and reporting basis of its assets and liabilities to their fair values on the acquisition date (the purchase adjustments).

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The determination of the purchase adjustments relating to investments reflects management's reliance on independent price quotes where available. Other purchase adjustments required significant management estimates and assumptions. The purchase adjustments relating to intangible assets, including brand name and VOBA, and liabilities, including policyholder reserves, requires management to exercise significant judgment to assess the value of these items.

      The Company is in the process of completing the valuation of a portion of the assets acquired and liabilities assumed, thus the allocation of the purchase price is subject to refinement.

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

      The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their equity and/or debt. This group includes, among others, energy investment partnerships, investment funds organized as limited partnerships, and manufacturing companies in whose debt the Company invests, and which subsequently underwent corporate reorganizations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

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

      The Company discloses summary financial data and its maximum exposure to losses for these entities in Note 4 - Relationships with Variable Interest Entities in the notes to its consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K.

      Amortization of Deferred Acquisition Costs and Value of Business Added
      (VOBA) Assets

      Costs that vary with, and are related primarily to, the production of new business are deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as front-end loads are recorded as unearned revenue. The Company has also recorded intangible assets representing the present value of estimated future profits of insurance policies related to business acquired. The Company tests the recoverability of its DAC and VOBA assets quarterly with a model that uses data such as market performance, lapse rates and expense levels. DAC and VOBA are amortized on term life and long-term care insurance ratably with premiums. DAC and VOBA on annuity products and retail life (other than term life) insurance policies, are amortized based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. DAC and VOBA and unearned revenue are amortized on these policies such that the percentage of gross profits realized to the amount of DAC and VOBA and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, the amortization of DAC and VOBA is also adjusted to maintain a constant amortization percentage over the life of the policies. The current estimated gross profits include certain judgments by the Company's actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter-to-quarter earnings. History has shown that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. As actual results for market experience, or asset growth, fluctuate significantly from historical trends and the long-term assumptions made in calculating expected gross profits, management changes these assumptions periodically, as necessary.

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in the Company's consolidated balance sheets, equal to $43,053.6 million, or 48.8%, of total liabilities as of March 31, 2005. Changes in this liability are generally reflected in the benefits to policyholders in the consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance, long-term care insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Investments in Debt and Equity Securities

      Impairments on the Company's investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

      Certain fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded nor are quoted market prices are not available from brokers or investment bankers. Changes in the fair values of the available-for-sale securities are recorded in other comprehensive income as unrealized gains and /or losses. Fair values of these securities are calculated through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. The approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and management believes this approach to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The pricing analysts take appropriate action to reduce valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes at the investee level, litigation and government actions, among others.

      As part of the valuation process the Company attempts to identify securities which may have experienced an other-than-temporary decline in value, and thus require the recognition of an other-than-temporary impairment as a charge against income. To assist in identifying these impairments, at the end of each quarter the Investment Review Committee reviews all securities where market value has been less than ninety percent of amortized cost for three months or more to determine whether other-than-temporary impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer, and other senior management. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company annually reviews its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate for incorporation in the measurements made annually as of each December 31 and for net periodic costs for the subsequent calendar year resulting therefrom. The Company also performed this review as of April 28, 2004, the date of the merger with Manulife. All assumptions are reviewed and approved by the Chief Financial Officer and reviewed with the Audit Committee of the Board of Directors. Please refer to "Benefit Plans" in the Critical Accounting Policies section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2004 Annual Report on Form 10-K for further discussion of the accounting policies the company uses for its employee benefit plans.

      Income Taxes

      The Company's reported effective tax rate on net income was 35.0% and 24.4% for the three month periods ending March 31, 2005 and 2004, respectively. The increase in the effective tax rate between periods was due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available and requires significant judgment in determining and in evaluating the Company's tax positions. Despite the belief that the Company's tax return positions are fully supportable, management believes that certain positions are likely to be challenged and certain reserves are established in the event the Company may not succeed. The reserves are adjusted in light of changing facts and circumstances, such as the progress of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to reserves that management considers appropriate.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Tax regulations require certain items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the Company's tax return. Some of these differences are permanent, such as affordable housing tax credits, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in future tax returns for which the related tax benefit has already been recognized in the Company's income statement. The Company's policy is to establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expenses recognized in the financial statements for which payment has been deferred or for which deductions have been taken on the tax return but have not yet recognized in the financial statements.

      The Internal Revenue Service is currently examining the Company's tax returns for 1999 through 2001.

      While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the current reserves reflect the probable outcome of known tax contingencies. Tax reserves are presented in the balance sheet within other liabilities.

Reinsurance

      As part of the Manulife group of companies' subsequent to the merger, the Company reinsures portions of the risks it assumes for its Protection Segment insurance products. The maximum amount of individual ordinary life insurance retained on any life is $20 million under an individual policy and $25 million under a second-to-die policy. As of January 1, 2001, the Company established additional reinsurance programs, which limit its exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more.

      As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. During the fourth quarter of 2004, the Company entered into an additional agreement covering closed block policies with a Manulife affiliate in order to facilitate its statutory capital management process. This transaction increased the amount of reinsurance of the closed block with Manulife by 20%. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders. In addition, the Company has entered into reinsurance agreements to specifically address exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2004, the Company is covered by its parent's catastrophic reinsurance under its global catastrophe reinsurance program which covers the entire Manulife group of companies for losses in excess of $50 million up to $150 million. This global catastrophe reinsurance covers all terrorist acts in Canada; in the United States and elsewhere, nuclear, biological and chemical terrorist acts are not covered.

      By entering into reinsurance agreements with a diverse group of highly rated reinsurers, the Company seeks to control its exposure to losses. Reinsurance, however, does not discharge the Company's legal obligations to pay policy claims on the policies reinsured. As a result, it enters into reinsurance agreements only with highly rated reinsurers. Nevertheless, there can be no assurance that all reinsurers will pay the claims made against them. Failure of reinsurers to pay claims or limitations or lack of catastrophic reinsurance in the future, could adversely affect the Company's future net income and financial position.

Results of Operations

      The Company was merged with Manulife Financial Corporation effective April 28, 2004. The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources for the Company and the Predecessor Company. As further discussed in Note 1 to the Consolidated Financial Statements the merger was accounted for as a purchase. Accordingly, the operating results for the three months ended March 31, 2005 reflect the results of operations of the Company subsequent to the merger and include the impact of adjustments required under the purchase method of accounting. In connection with the merger, the Maritime Segment operations were transferred to another Manulife company. The results of the transferred operations are included as discontinued operations in the consolidated results of operations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The table below presents the consolidated results of operations for the periods presented:

                                                                                                      Predecessor
                                                                                         Company        Company
                                                                                       ----------------------------
                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                          2005           2004
                                                                                        --------       --------
                                                                                              (in millions)
Revenues
Premiums ............................................................................   $  615.3       $  701.7
Universal life and investment-type product fees .....................................      166.1          185.2
Net investment income ...............................................................      898.5          997.6
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension
   contractholders and the policyholder dividend obligation (1) .....................      113.3          (45.4)
Investment management revenues, commissions, and other fees .........................      136.2          131.7
Other revenue (expense) .............................................................       66.0           71.1
                                                                                        --------       --------
         Total revenues .............................................................    1,995.4        2,041.9
Benefits and expenses
Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders
   and the policyholder dividend obligation (2) .....................................    1,048.4        1,197.9
Other operating costs and expenses ..................................................      360.2          366.7
Amortization of deferred policy acquisition costs, excluding amounts related to
   net realized investment and other gains (losses) (3) .............................       55.3          117.6
Dividends to policyholders ..........................................................      118.4          116.3
                                                                                        --------       --------
      Total benefits and expenses ...................................................    1,582.3        1,798.5

Income before income taxes ..........................................................      413.1          243.4
Income taxes ........................................................................      144.4           59.3
                                                                                        --------       --------

Net income before cumulative effect of accounting change ............................      268.7          184.1
Cumulative effect of accounting change, net of tax ..................................         --           (4.3)
Net income before discontinued operations ...........................................      268.7          179.8
                                                                                        --------       --------

Discontinued operations .............................................................         --           74.7

                                                                                        --------       --------
Net income ..........................................................................   $  268.7       $  254.5
                                                                                        ========       ========

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $64.7 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $60.8 million and $18.3 million for the three months ended March 31, 2005 and 2004, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $3.9 million and $(17.3) million for the three months ended March 31, 2005 and 2004, respectively.

Three Months Ended March 31, 2005 Compared with Three Months Ended
March 31, 2004

      As a result of Manulife's acquisition of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment and the Institutional Investment Management Segment was renamed the Guaranteed & Structured Financial Products segment. Other realignments included moving Signator Investors, Inc., the Company's agent sales organization, from Wealth Management to Protection, and Group Life, Retail Discontinued operations, discontinued health insurance operations and Creditor from Corporate and Other to Protection. Direct Foreign Operations (DFO), International Group Program
(IGP) and John Hancock Accident (workers compensation reinsurance) remain in the Corporate and Other Segment. The Maritime Life Segment was transferred to a separate Manulife subsidiary during 2004 and its results have been included as Discontinued Operations in the Corporate and Other Segment. In Manulife's segment results DFO will be reported in Asia and IGP and John Hancock Accident will be reported in Reinsurance. The financial results for all periods have been reclassified to conform to the current period presentation.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The Company operates in the following four business segments: two segments primarily serve retail customers, one segment serves institutional customers, and the fourth segment is the Corporate and Other Segment, which includes the institutional advisory business, the remaining international operations, and the corporate account. The retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. The institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP).

      Consolidated income before income taxes increased $169.7 million, for the three-month period ended March 31, 2005 from the prior year. The increase was primarily driven by net realized investment and other gains in 2005 compared with net losses for the prior year. This is primarily due to increased gains on hedging instruments and fewer impairments of securities. Other factors contributing to increase in income before taxes included improved market appreciation during the period favorably impacting the Company's variable product lines and the lower amortization of DAC and VOBA driven by purchase accounting (see further discussion in the amortization of DAC and VOBA paragraph below) on all segments. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in the MD&A. In 2004, the Company recorded $74.7 million of net income from its discontinued operations, consisting primarily of its Maritime operations which were transferred to another Manulife entity during fourth quarter of 2004.

      Total revenues decreased $46.5 million during the quarter compared with the corresponding period in 2004. Premiums decreased $86.4 million from the prior year due largely to lower sales in the G&SFP Segment of its annuity based products and normal run off of business in the Closed Block. Universal life and investment-type product fees decreased $19.1 million from the prior year primarily as a result of purchase accounting and not repeating higher amortization of unearned revenue in 2004 driven by unlocking for higher future death claims. Net investment income decreased $99.1 million from the prior year reflecting a decrease in yield on the general account portfolio driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting guidelines and a decrease in average assets. (For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.) Net realized investment and other gains (losses) increased $158.7 for the three months ended March 31, 2005 primarily due to an increase in gains related to hedging adjustments and lower impairments. (For additional analysis of Net realized investment and other gains (losses) see the General Account Investments section of this MD&A.)

      Total benefits and expenses decreased $216.2 million from the prior year. Benefits to policyholders decreased $149.5 million due to lower sales of spread-based products, a decline in the average interest credited rate on account balances and a decrease in the policyholder dividend obligation in the closed block as a result of the lower investment income mentioned above. Approximately $9 billion of spread-based liabilities have floating rates which reset and reflect the lower interest rate environment. Operating costs and expenses decreased $6.5 million. Amortization of value of business added (VOBA) and deferred policy acquisition costs (DAC) decreased $62.3 million from the prior year primarily as a result of purchase accounting on all segments. Purchase accounting adjusted the historical DAC asset to zero and created a new VOBA asset. Dividends to policyholders increased $2.1 million from the prior year.

      Income taxes increased $85.1 million in the first quarter of 2005 compared with the first quarter of 2004 due to higher income before taxes discussed previously and a higher effective tax rate. The effective tax rate increased to 35.0% compared with 24.4% in the prior quarter primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

      Cumulative effect of accounting change, net of tax, was a charge of $4.3 million in the first quarter of 2004 reflecting the adoption of SOP 03-1 which requires specialized accounting for insurance companies related to separate accounts, transfers of assets, liability valuations, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contractholders.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

General Account Investments

      The Company manages its general account assets in investment segments that support specific classes of product liabilities. These investment segments permit specialized investment policies that both support the financial characteristics of the underlying liabilities, and also provide returns on invested capital. The investment segments also enable monitoring of the performance and profitability of the various businesses.

Asset/Liability Risk Management

      The Company's primary investment objective is to maximize after-tax returns within acceptable risk parameters. It is exposed to two primary types of investment risk:

o Interest rate risk, meaning changes in the market value of securities as interest rates change over time, and
o Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest.

      A variety of techniques are used to control interest rate risk in the portfolio of assets and liabilities. In general, risk management procedures are designed to limit the net impact of interest rate changes on both assets and liabilities. Assets are invested predominantly in fixed income securities, and the asset portfolio is substantially matched with the liabilities so as to eliminate the Company's exposure to changes in the overall level of interest rates. Each investment segment holds bonds, mortgages, and other asset types that will satisfy the projected cash needs of its underlying liabilities. Another important aspect of the asset-liability management efforts is the use of interest rate derivatives. Select derivative instruments, such as interest rate swaps and futures, are utilized to reduce the interest rate risk inherent in combined portfolios of assets and liabilities.

      Management of credit risk is also central to the business and considerable resources are devoted to the credit analysis underlying each investment acquisition. The corporate bond management group includes a staff of highly specialized, experienced, and well-trained credit analysts. Management relies on these analysts' ability to analyze complex private financing transactions and to acquire the investments needed to profitably fund liability requirements. In addition, when investing in private fixed maturity securities, broad access to proprietary management information, negotiated protective covenants, call protection features and collateral protection are used to minimize credit risk.

      The bond portfolio is reviewed on a continuous basis to assess the integrity of current quality ratings. As circumstances warrant, specific investments are "re-rated" with the adjusted quality ratings reflected in the Company's investment system. All bonds are evaluated regularly against the following criteria:

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

      The Company is able to hold to this investment strategy over the long term because of its strong capital position, the fixed nature of its liabilities, the matching of those liabilities with assets, and the experience gained through many decades of a consistent investment philosophy. Generally all of the fixed maturity investments are held to maturity to meet liability payments, and to hold securities with any unrealized gains and losses over the long term. However, bonds are sold under certain circumstances, such as when new

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

information causes changes in assessments of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers.

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $65.9 billion and $67.7 billion as of March 31, 2005 and December 31, 2004, respectively. On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market, which became the new cost basis of those assets, in accordance with purchase accounting guidelines. The following table shows the composition of investments in the general account portfolio.

                                                  As of March 31                As of December 31,
                                                      2005                             2004
                                            ---------------------------------------------------------
                                             Carrying         % of          Carrying         % of
                                               Value          Total          Value           Total
                                            ---------------------------------------------------------
                                                                 (in millions)
Fixed maturity securities (1)............    $47,150.0          71.6%       $48,491.0          71.6%
Mortgage loans (2).......................     11,624.7          17.6         11,816.2          17.5
Real estate..............................        272.9           0.4            277.2           0.4
Policy loans (3).........................      2,018.4           3.1          2,012.0           3.0
Equity securities........................        456.1           0.7            334.7           0.5
Other invested assets ...................      3,382.3           5.1          3,381.6           5.0
Short-term investments...................          0.3           0.0              3.0           0.0
Cash and cash equivalents (4)............        993.5           1.5          1,396.9           2.0
                                            ---------------------------------------------------------
       Total invested assets.............    $65,898.2         100.0%       $67,712.6         100.0%
                                            =========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $896.8 million and $902.4 million as of March 31, 2005 and December 31, 2004, respectively. The total fair value of the fixed maturity security portfolio was $47,150.0 million and $48,491.1 million at March 31, 2005 and December 31, 2004, respectively.
(2) The fair value for the mortgage loan portfolio was $11,493.0 million and $11,896.7 million as of March 31, 2005 and December 31, 2004, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets of the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities

      The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2005, fixed maturity securities represented 71.6% of general account invested assets with a carrying value of $47.2 billion, comprised of 53.1% public securities and 46.9% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, less than 10% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 8% of invested assets and the majority of that balance in the BB category. As of March 31, 2005, the below investment grade bonds were 6.6% of invested assets, and 9.4% of total rated fixed maturities. Rated fixed maturity securities exclude redeemable preferred stock. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

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

      The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                                            As of March 31,              As of December 31,
                                                                 2005                           2004
                                                    -------------------------------------------------------------
    SVO                  S&P Equivalent                 Carrying          % of         Carrying         % of
 Rating (1)             Designation (2)               Value (3)(4)       Total       Value (3)(4)       Total
-----------------------------------------------------------------------------------------------------------------
                                                      (in millions)                 (in millions)
     1          AAA/AA/A.......................         $21,646.7         46.8%       $21,325.2          44.8%
     2          BBB............................          20,224.7         43.8         21,526.2          45.2
     3          BB.............................           2,542.4          5.5          2,557.7           5.4
     4          B..............................           1,213.9          2.6          1,426.0           3.0
     5          CCC and lower..................             419.1          0.9            526.4           1.1
     6          In or near default.............             206.4          0.4            227.1           0.5
                                                    -------------------------------------------------------------
                     Subtotal..................          46,253.2        100.0%        47,588.6         100.0%
                Redeemable preferred stock.....             896.8                         902.4
                                                    -------------------------------------------------------------
                    Total fixed maturities.....         $47,150.0                     $48,491.0
                                                    =============================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 47 securities that are awaiting an SVO rating, with a carrying value of $539.3 million as of March 31, 2005 and 61 securities that are awaiting an SVO rating, with a carrying value of $881.0 million at December 31, 2004. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) At March 31, 2005 and December 31, 2004, includes the effect of $185.0 million notional invested in the Company's credit-linked note program, $165.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the rated fixed maturity investments are investment grade, with 90.6% and 90.0% of rated fixed maturity investments invested in Category 1 and 2 securities as of March 31, 2005 and December 31, 2004, respectively. Below investment grade bonds were 9.4% and 10.0% of fixed maturity investments rated by the SVO and 6.6% and 7.0% of total invested assets at March 31, 2005 and December 31, 2004, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for the private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread, which is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs that negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every quarter, there is a comprehensive review of all impaired securities and problem loans by Manulife's Credit Committee, a group consisting of Manulife's Chief Investment Officer, Chief Financial Officer, Chief Risk Officer and Chief Credit Officer. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of March 31, 2005 and December 31, 2004, 58.0% and 54.0% of the below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $206.4 million and $227.1 million as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, $0.9 million and $0.5 million, of interest on bonds near default was included in accrued investment income, respectively. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to the portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of March 31, 2005 and December 31, 2004 was limited to approximately 28.6% and 27.3% of the total MBS/ABS portfolio and 6.1% and 5.6% of the total fixed maturity securities holdings, respectively.

      As a result of Manulife's acquisition of the Company, the Company's portfolio was marked to market through purchase accounting on April 28, 2004. The following tables show the composition by the Company's internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                     Investment Grade As of March 31, 2005
                                          ------------------------------------------------------------------------------------------
                                                                      Carrying Value of                Carrying Value of
                                               Total         Net       Securities with       Gross      Securities with      Gross
                                             Carrying     Unrealized  Gross Unrealized    Unrealized    Gross Unrealized  Unrealized
                                               Value     Gain (Loss)        Gains            Gains           Losses         Losses
                                          ------------------------------------------------------------------------------------------
                                                                                 (in millions)
Corporate securities:
     Banking and finance .............       $ 5,869.6      $ 22.0        $ 2,711.5        $ 67.5          $ 3,158.1       $(45.5)
     Communications ..................         2,570.8         0.7          1,145.8          17.1            1,425.0        (16.4)
     Government ......................         2,748.3        21.1          1,362.1          34.6            1,386.2        (13.5)
     Manufacturing ...................         5,852.1        23.6          3,518.3          59.8            2,333.8        (36.2)
     Oil & gas .......................         3,618.9        38.9          2,293.1          65.7            1,325.8        (26.8)
     Services / trade ................         2,482.4       (11.9)         1,044.0           9.6            1,438.4        (21.5)
     Transportation ..................         2,001.8        (0.6)           998.3          13.7            1,003.5        (14.3)
     Utilities .......................         7,084.6        62.8          4,572.1          97.9            2,512.5        (35.1)
     Other ...........................             2.0         0.0              0.0           0.0                2.0         (0.0)
                                          ------------------------------------------------------------------------------------------
   Total corporate securities ........        32,230.5       156.6         17,645.2         365.9           14,585.3       (209.3)

Asset-backed and mortgage-backed
   securities ........................         9,665.6       (11.1)         4,137.1          68.1            5,528.5        (79.2)
U.S. Treasury securities and
   obligations of U.S. government
   agencies ..........................           259.4        (1.5)           100.0           1.1              159.4         (2.6)
Debt securities issued by foreign
   governments .......................           175.4        10.6            161.8          10.7               13.6         (0.1)
Obligations of states and political
   subdivisions ......................           299.2        (3.9)            28.5           0.2              270.7         (4.1)
                                          ------------------------------------------------------------------------------------------
     Total ...........................       $42,630.1      $150.7        $22,072.6        $446.0          $20,557.5       $(295.3)
                                          ==========================================================================================

                                                                  Below Investment Grade As of March 31, 2005
                                          ------------------------------------------------------------------------------------------
                                                                      Carrying Value of                Carrying Value of
                                               Total         Net       Securities with       Gross      Securities with      Gross
                                             Carrying     Unrealized  Gross Unrealized    Unrealized    Gross Unrealized  Unrealized
                                               Value     Gain (Loss)        Gains            Gains           Losses         Losses
                                          ------------------------------------------------------------------------------------------
                                                                                 (in millions)
Corporate securities:
     Banking and finance ...........       $   73.5        $ (1.4)        $   18.1          $  0.1         $   55.4        $ (1.5)
     Communications ................          158.7           0.1            105.0             4.9             53.7          (4.8)
     Government ....................           16.1           0.1             16.1             0.1              0.0          (0.0)
     Manufacturing .................        1,087.5          18.1            601.7            38.0            485.8         (19.9)
     Oil & gas .....................          446.7          13.1            348.7            14.2             98.0          (1.1)
     Services / trade ..............          168.3           7.4            123.0             8.0             45.3          (0.6)
     Transportation ................          412.5          (0.4)           183.2             8.4            229.3          (8.8)
     Utilities .....................        1,818.3          20.6          1,099.7            49.2            718.6         (28.6)
     Other .........................            0.0           0.0              0.0             0.0              0.0           0.0
                                          ------------------------------------------------------------------------------------------
   Total corporate securities ......        4,181.6          57.6          2,495.5           122.9          1,686.1         (65.3)

Asset-backed and mortgage-backed
   securities ......................          324.3           4.1            217.4             8.4            106.9          (4.3)
Debt securities issued by foreign
   governments .....................           14.0           0.7             13.0             0.7              1.0            --
                                          ------------------------------------------------------------------------------------------
     Total .........................       $4,519.9        $ 62.4         $2,725.9          $132.0         $1,794.0        $(69.6)
                                          ==========================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                 Investment Grade as of December 31, 2004
                                          ------------------------------------------------------------------------------------------
                                                                      Carrying Value of                Carrying Value of
                                               Total         Net       Securities with       Gross      Securities with      Gross
                                             Carrying     Unrealized  Gross Unrealized    Unrealized    Gross Unrealized  Unrealized
                                               Value     Gain (Loss)        Gains            Gains           Losses         Losses
                                          ------------------------------------------------------------------------------------------
                                                                                 (in millions)
Corporate securities:
     Banking and finance .............       $ 6,089.9      $ 84.3        $ 4,493.8         $ 97.0         $ 1,596.1        $(12.7)
     Communications ..................         2,686.6        38.4          2,226.9           43.6             459.7          (5.2)
     Government ......................         2,803.7        45.9          2,111.8           47.8             691.9          (1.9)
     Manufacturing ...................         5,818.6       104.3          4,712.6          117.1           1,106.0         (12.8)
     Oil & gas .......................         3,760.2        90.3          3,317.8           93.8             442.4          (3.5)
     Services / trade ................         2,578.0        25.2          1,979.4           30.3             598.6          (5.1)
     Transportation ..................         2,044.8        27.0          1,739.2           29.5             305.6          (2.5)
     Utilities .......................         7,312.5       149.6          6,247.7          155.0           1,064.8          (5.4)
     Other ...........................             2.0         0.0              1.5            0.0               0.5          (0.0)
                                          ------------------------------------------------------------------------------------------
   Total corporate securities ........        33,096.3       565.0         26,830.7          614.1           6,265.6         (49.1)

Asset-backed and mortgage-backed
   securities ........................         9,717.1        73.7          6,557.7          120.3           3,159.4         (46.6)
U.S. Treasury securities and
   obligations of U.S. government
   agencies ..........................           345.0         1.1            233.8            1.6             111.2          (0.5)
Debt securities issued by foreign
   governments .......................           168.4        10.4            158.2           10.5              10.2          (0.1)
Obligations of states and political
   subdivisions ......................           290.1        (0.8)            46.1            0.9             244.0          (1.7)
                                          ------------------------------------------------------------------------------------------
     Total ...........................       $43,616.9      $649.4        $33,826.5         $747.4         $ 9,790.4        $(98.0)
                                          ==========================================================================================

                                                              Below Investment Grade as of December 31, 2004
                                          ------------------------------------------------------------------------------------------
                                                                      Carrying Value of                Carrying Value of
                                               Total         Net       Securities with       Gross      Securities with      Gross
                                             Carrying     Unrealized  Gross Unrealized    Unrealized    Gross Unrealized  Unrealized
                                               Value     Gain (Loss)        Gains            Gains           Losses         Losses
                                          ------------------------------------------------------------------------------------------
                                                                                 (in millions)
Corporate securities:
     Banking and finance .............       $   77.0       $ (0.6)       $   18.4          $  0.5          $   58.6       $ (1.1)
     Communications ..................          149.9          8.8           102.6             9.2              47.3         (0.4)
     Government ......................           16.1          0.1             6.6             0.1               9.5         (0.0)
     Manufacturing ...................        1,191.9         53.8           736.0            57.6             455.9         (3.8)
     Oil & gas .......................          478.3         22.2           436.3            22.8              42.0         (0.6)
     Services / trade ................          222.3          5.8           182.4             6.1              39.9         (0.3)
     Transportation ..................          474.6         14.4           370.6            17.8             104.0         (3.4)
     Utilities .......................        1,904.5         66.1         1,519.7            71.5             384.8         (5.4)
     Other ...........................            0.0          0.0             0.0             0.0               0.0          0.0
                                          ------------------------------------------------------------------------------------------
   Total corporate securities ........        4,514.6        170.6         3,372.6           185.6           1,142.0        (15.0)

Asset-backed and mortgage-backed
   securities ........................          342.1          7.9           286.6            10.9              55.5         (3.0)
Debt securities issued by foreign
   governments .......................           17.4          1.1            17.3             1.1               0.1           --
                                          ------------------------------------------------------------------------------------------
     Total ...........................       $4,874.1       $179.6        $3,676.5          $197.6          $1,197.6       $(18.0)
                                          ==========================================================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      As of March 31, 2005 and December 31, 2004, there were gross unrealized gains of $578.0 million and $945.0 million, respectively, and gross unrealized losses of $364.9 million and $116.0 million, respectively, on the fixed maturities portfolio. As of March 31, 2005, gross unrealized losses of $364.9 million included $250.3 million, or 68.6%, concentrated in asset-backed/mortgage-backed securities, manufacturing, banking & finance and utilities securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $364.9 million of gross unrealized losses in the portfolio at March 31, 2005, $63.4 million was in the closed block and $19.5 million has been allocated to participating pension contractholders, leaving $282.0 million of gross unrealized losses after such allocations. The December 31, 2004 gross unrealized losses of $116.0 million included $90.8 million, or 78.3%, concentrated in utilities, manufacturing, bank & finance and asset-backed and mortgage-backed securities. Of the $116.0 million of gross unrealized losses in the portfolio at December 31, 2004, $12.3 million was in the closed block and $6.7 million was allocated to participating pension contractholders, leaving $97.0 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) increased by $197.3 million in the period ended March 31, 2005 to $295.3 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3, 4, 5 and 6 by the SVO) increased over this period, by $51.6 million, to a total of $69.6 million as of March 31, 2005. The increased gross unrealized losses as of March 31, 2005 compared to December 31, 2004 were largely due to an increasing interest rate environment since December 31, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in the Company's fixed maturity securities portfolio.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                        As of March 31, 2005
                                                  ------------------------------------------------------------------
                                                    Carrying Value of
   SVO                 S&P Equivalent             Securities with Gross     % of     Gross Unrealized     % of
Rating (1)            Designation (2)             Unrealized Losses (3)    Total        Losses (3)        Total
--------------------------------------------------------------------------------------------------------------------
                                                      (in millions)                   (in millions)
    1          AAA/AA/A.......................          $11,944.5           54.3%       $(168.9)           47.6%
    2          BBB............................            8,412.4           38.2         (122.3)           34.7
    3          BB.............................            1,122.4            5.1          (40.9)           11.6
    4          B..............................              402.7            1.7          (16.0)            4.6
    5          CCC and lower..................              126.2            0.6           (3.1)            0.9
    6          In or near default.............               20.0            0.1           (2.3)            0.6
                                                  ------------------------------------------------------------------
                    Subtotal..................           22,028.2          100.0%        (353.5)          100.0%
               Redeemable preferred stock.....              323.3                         (11.4)
                                                  ------------------------------------------------------------------
                    Total.....................          $22,351.5                       $(364.9)
                                                  ==================================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 25 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $276.5 million and unrealized losses of $6.2 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 1.2% and 1.7% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                       As of December 31, 2004
                                                  ------------------------------------------------------------------
                                                    Carrying Value of
   SVO                 S&P Equivalent             Securities with Gross     % of     Gross Unrealized     % of
Rating (1)            Designation (2)             Unrealized Losses (3)    Total        Losses (3)        Total
--------------------------------------------------------------------------------------------------------------------
                                                      (in millions)                   (in millions)
    1          AAA/AA/A..........................       $ 5,957.2           56.2%        $ (64.5)          56.8%
    2          BBB...............................         3,561.0           33.6           (32.8)          29.0
    3          BB................................           721.7            6.8            (9.5)           8.4
    4          B.................................           302.8            2.8            (4.1)           3.7
    5          CCC and lower.....................            42.2            0.4            (1.2)           1.0
    6          In or near default................            23.1            0.2            (1.3)           1.1
                                                  ------------------------------------------------------------------
                      Subtotal...................        10,608.0          100.0%         (113.4)         100.0%
               Redeemable preferred stock........           380.0                           (2.6)
                                                  ------------------------------------------------------------------
                      Total......................       $10,988.0                        $(116.0)
                                                  ==================================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO. Recent experience has shown that the Company's ratings are generally comparable to those of the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 20 securities with gross unrealized losses are awaiting an SVO rating with a carrying value of $213.6 million and unrealized losses of $2.9 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 2.0% and 2.5% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                         As of March 31, 2005
                                   ----------------------------------------------   -----------------------------------------------
                                                  Investment Grade                              Below Investment Grade
                                   ----------------------------------------------   -----------------------------------------------
                                   Carrying Value of                                Carrying Value of
                                    Securities with                                  Securities with
                                   Gross Unrealized      Hedging        Market      Gross Unrealized      Hedging        Market
                                        Losses         Adjustments   Depreciation        Losses         Adjustments   Depreciation
                                   ----------------------------------------------   -----------------------------------------------
                                                      (in millions)                                    (in millions)
Three months or less...........        $13,046.4          $38.5         $(202.7)          $1,023.3          $2.2         $(44.3)
Greater than three months to
  six months...................          3,181.2            7.0           (59.6)             270.5           0.5           (7.2)
Greater than six months to
  nine months..................            454.2            0.5           (11.0)              22.4           0.2           (1.3)
Greater than nine months to
  twelve months................          3,675.1            4.6           (68.5)             355.1           2.3          (14.7)
Greater than twelve months.....               --             --              --                 --            --             --
                                   ----------------------------------------------   -----------------------------------------------
     Subtotal..................         20,356.9           50.6          (341.8)           1,671.3           5.2          (67.5)
Redeemable preferred stock.....            200.6            0.3            (4.4)             122.7           0.0           (7.3)
                                   ----------------------------------------------   -----------------------------------------------
     Total.....................        $20,557.5          $50.9         $(346.2)          $1,794.0          $5.2         $(74.8)
                                   ==============================================   ===============================================

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                       As of December 31, 2004
                                   ----------------------------------------------   -----------------------------------------------
                                                  Investment Grade                              Below Investment Grade
                                   ----------------------------------------------   -----------------------------------------------
                                   Carrying Value of                                Carrying Value of
                                    Securities with                                  Securities with
                                   Gross Unrealized      Hedging        Market      Gross Unrealized      Hedging        Market
                                        Losses         Adjustments   Depreciation        Losses         Adjustments   Depreciation
                                   ----------------------------------------------   -----------------------------------------------
                                                      (in millions)                                    (in millions)
Three months or less...........        $4,181.7          $ 3.5         $ (33.8)          $  351.7         $(0.8)        $ (1.9)
Greater than three months to
   six months..................           727.6           (1.5)          (16.7)             126.7          (0.5)          (0.9)
Greater than six months to
  nine months..................         4,608.9            0.7           (49.5)             611.4          (1.7)         (10.3)
Greater than nine months to
  twelve months................             --              --              --                 --            --             --
Greater than twelve months.....             --              --              --                 --            --             --
                                   ----------------------------------------------   -----------------------------------------------
         Subtotal..............         9,518.2            2.7          (100.0)           1,089.8          (3.0)         (13.1)
Redeemable preferred stock.....           272.2            0.0            (0.7)             107.8           0.0           (1.9)
                                  -----------------------------------------------   -----------------------------------------------
        Total..................        $9,790.4          $ 2.7         $(100.7)          $1,197.6         $(3.0)        $(15.0)
                                  ===============================================   ===============================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at March 31, 2005 and December 31, 2004 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of March 31, 2005 and December 31, 2004, respectively, fixed maturity securities had a total gross unrealized loss of $364.9 million and $116.0 million. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The scheduled maturity dates for securities in an unrealized loss position at March 31, 2005 and December 31, 2004 are shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                 March 31, 2005                      December 31, 2004
                                                      ----------------------------------   -----------------------------------
                                                        Carrying Value of                    Carrying Value of
                                                         Securities with        Gross         Securities with         Gross
                                                        Gross Unrealized     Unrealized       Gross Unrealized     Unrealized
                                                             Losses            Losses              Losses            Losses
                                                      ----------------------------------   -----------------------------------
                                                                 (in millions)                         (in millions)

Due in one year or less............................      $ 1,576.5             $ (18.0)         $ 1,183.2            $  (4.8)
Due after one year through five years..............        6,848.7              (108.9)           3,713.3              (25.1)
Due after five years through ten years.............        5,714.4               (91.0)           1,426.3              (17.0)
Due after ten years................................        2,576.5               (63.5)           1,450.3              (19.5)
                                                      ----------------------------------   -----------------------------------
                                                          16,716.1              (281.4)           7,773.1              (66.4)
Asset-backed and mortgage-backed securities........        5,635.4               (83.5)           3,214.9              (49.6)
                                                      ----------------------------------   -----------------------------------
     Total.........................................      $22,351.5             $(364.9)         $10,988.0            $(116.0)
                                                      ==================================   ===================================

      Mortgage Loans. As of March 31, 2005 and December 31, 2004, the Company held mortgage loans with a carrying value of $11.6 billion and $11.8 billion, respectively, including $2.7 billion and $2.9 billion, respectively, of agricultural loans and $8.9 billion of commercial loans for both periods. Impaired loans comprised 1.4% of the mortgage portfolio as of March 31, 2005 and December 31, 2004 for both periods.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                            As of March 31, 2005                        As of December 31, 2004
                                ----------------------------------------------  -----------------------------------------
                                   Amortized       Carrying     % of Total        Amortized    Carrying     % of Total
                                      Cost          Value     Carrying Value         Cost        Value    Carrying Value
                                ----------------------------------------------  -----------------------------------------
                                         (in millions)                                 (in millions)
Agri-business................        $1,689.6      $1,651.5        60.2%          $1,826.3     $1,798.1        61.5%
Timber.......................         1,079.3       1,079.3        39.4            1,112.1      1,112.1        38.0
Production agriculture.......            10.4          10.4         0.4               13.5         13.5         0.5
                                ----------------------------------------------  -----------------------------------------
Total........................        $2,779.3      $2,741.2       100.0%          $2,951.9     $2,923.7       100.0%
                                ==============================================  =========================================

      The following table shows the distribution of the mortgage loan portfolio by property type as of the dates indicated. The commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                       Mortgage Loans -- By Property Type

                                           As of March 31, 2005          As of December 31, 2004
                                      ------------------------------------------------------------
                                         Carrying          % of         Carrying          % of
                                           Value           Total          Value           Total
                                      ------------------------------------------------------------
                                       (in millions)                  (in millions)
Apartment..........................       $1,634.4          14.1%        $ 1,645.9         13.9%
Office Buildings...................        2,313.7          19.9           2,402.0         20.3
Retail.............................        2,817.8          24.2           2,680.2         22.7
Agricultural.......................        2,741.2          23.6           2,923.7         24.8
Industrial.........................          992.6           8.5           1,008.2          8.5
Hotels.............................          432.0           3.7             437.6          3.7
Mixed Use..........................          423.9           3.6             438.3          3.7
Other..............................          269.1           2.4             280.3          2.4
                                      -----------------------------------------------------------
     Total.........................      $11,624.7         100.0%        $11,816.2        100.0%
                                      ===========================================================

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The following table shows the distribution of the mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                                         As of March 31, 2005                As of December 31, 2004
                              ------------------------------------------------------------------------
                                 Number       Carrying         % of          Carrying          % of
                                Of Loans       Value           Total          Value           Total
                              ------------------------------------------------------------------------
                                            (in millions)                  (in millions)
East North Central.......          139       $ 1,202.2          10.4%       $ 1,229.6          10.4%
East South Central.......           37           458.1           3.9            473.7           4.0
Middle Atlantic..........          120         1,684.5          14.5          1,690.1          14.2
Mountain.................           94           753.3           6.5            752.1           6.4
New England..............           95           948.4           8.2            932.5           7.9
Pacific..................          271         2,589.8          22.3          2,538.8          21.5
South Atlantic...........          203         2,365.3          20.3          2,538.2          21.5
West North Central.......           69           409.6           3.5            408.4           3.5
West South Central.......          116           941.2           8.1            976.5           8.3
Canada/Other.............           11           272.3           2.3            276.3           2.3
                              ------------------------------------------------------------------------
     Total...............        1,155       $11,624.7         100.0%       $11,816.2         100.0%
                              ========================================================================

      The following table shows the carrying values of the mortgage loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed. The table also shows the respective ratios of these items to the total carrying value of the mortgage loan portfolio. Mortgage loans are classified as delinquent when they are 60 days or more past due as to the payment of interest or principal. Mortgage loans are classified as restructured when they are in good standing, but the basic terms, such as interest rate or maturity date, have been modified as a result of a prior actual delinquency or an imminent delinquency. All foreclosure decisions are based on a thorough assessment of the property's quality and location and market conditions. The decision may also reflect a plan to invest additional capital in a property to make tenant improvements or renovations to secure a higher resale value at a later date. Following foreclosure, management relies on the Company's real estate investment group's ability to manage foreclosed real estate for eventual return to investment real estate status or outright sale.

                            Mortgage Loan Comparisons

                                                             As of March 31,                        As of December 31,
                                                                  2005                                     2004
                                                  -------------------------------------   --------------------------------------
                                                       Carrying         % of Total             Carrying          % of Total
                                                        Value       Mortgage Loans (1)          Value        Mortgage Loans (1)
                                                  -------------------------------------   --------------------------------------
                                                    (in millions)                           (in millions)
Delinquent, not in foreclosure..................          --                 --                 $  0.5               --
Delinquent, in foreclosure......................       $ 1.4                 --                    1.4               --
Restructured....................................        92.4                0.8%                 107.3              0.9%
All other loans with a valuation allowance .....        25.8                0.2                   25.8              0.2
                                                  -------------------------------------   --------------------------------------

   Total........................................       $119.6               1.0%                $135.0              1.1%
                                                  -------------------------------------   --------------------------------------

Valuation allowance.............................       $ 55.3                                   $ 45.3
                                                       ======                                   ======

(1) As of March 31, 2005 and December 31, 2004 the Company held mortgage loans with a carrying value of $11.6 billion and $11.8 billion, respectively.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $55.3 million, or 0.5% of the carrying value of the portfolio as of March 31, 2005. There were no foreclosed loans during the three months ended March 31, 2005 and March 31, 2004.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Investment Results

      Net Investment Income. The following table summarizes the Company's investment results for the periods indicated.

                                                                    For the Three Months Ended March 31 ,
                                                             ---------------------------------------------------
                                                                      2005                    2004 (2)
                                                               Yield        Amount       Yield       Amount
                                                             ---------------------------------------------------
                                                                        (in millions)             (in millions)
General account assets-excluding policy loans
   Gross income...........................................     5.56%       $   900.5     5.98%       $ 1,007.5
   Ending invested assets, excluding policy loans (1).....                  63,879.8                  68,881.0
Policy loans
   Gross income...........................................     6.18%            31.1     5.85%            29.7
   Ending assets..........................................                   2,018.4                   2,029.2
                                                                          -----------               ------------
   Total gross income.....................................     5.58%           931.6     5.97%         1,037.2
   Less: investment expenses..............................                     (33.1)                    (39.6)
                                                                          -----------               ------------
     Net investment income................................     5.38%       $   898.5     5.74%       $   997.6
                                                                          ===========               ============

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.
(2) Maritime invested assets and income in 2004 are excluded from the yield calculations due to Maritime becoming a discontinued operation in December 2004.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      Net investment income decreased $99.1 million from comparable prior year period. The yield for the three months ended March 31, 2005, net of investment expenses, on the general account portfolio decreased to 5.38% from 5.74% for the three months ended March 31, 2004. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 57 basis points for the three months ended March 31, 2005 compared to the prior year.

      o As of March 31, 2005 and March 31, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This exposure was created mostly through interest rate swaps designed to match the floating-rate liability portfolio. As of March 31, 2005, approximately 84% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 16% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was an increase in yield of approximately 32 basis points for the first quarter of 2005 compared with the first quarter of 2004.

      o In 2005, weighted-average invested assets decreased $2,668 million, or 3.8%, from the prior year. These declines have occurred in higher-yielding investments. Additionally, new investments have been at rates below the existing portfolio rates. These two factors account for the majority of the remaining decline in the portfolio yield.

      o Investment expenses were reduced $6.5 million in the three month period ended March 31, 2005 compared to the prior year as a result of the synergies created subsequent to the Manulife acquisition.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      Net Realized Investment and Other Gain/(Loss). The following table shows the Company's net realized investment and other gains (losses) by asset class for the period ended March 31, 2005:

For the Three Months Ended March  31, 2005                 Gross Gain    Gross Loss       Hedging     Net Realized Investment
                                             Impairment    on Disposal   on Disposal    Adjustments    and Other Gain/(Loss)
                                            ----------------------------------------------------------------------------------
                                                                              (in millions)
Fixed maturity securities (1) ..........       $ (28.0)      $ 82.9        $ (9.9)         $ 5.4                 $ 50.4
Equity securities.......................          (0.6)         1.3          (0.6)            --                    0.1
Mortgage loans on real estate...........         (10.0)         2.4          (0.7)           1.9                   (6.4)
Real estate.............................            --           --          (0.8)            --                   (0.8)
Other invested assets...................         (13.2)         2.4          (0.3)            --                  (11.1)
Derivatives.............................            --           --            --           16.4                   16.4
                                            ----------------------------------------------------------------------------------
               Subtotal.................       $ (51.8)      $ 89.0        $(12.3)         $23.7                 $ 48.6
                                            ==================================================================================

          Amortization adjustment for deferred policy acquisition costs......................                       3.9
          Amounts credited to participating pension contractholders..........................                      45.9
          Amounts credited to the policyholder dividend obligation...........................                      14.9
                                                                                                      ------------------------
               Total.........................................................................                    $113.3
                                                                                                      ========================

(1) Fixed maturities loss on disposals includes $0.2 million of credit related losses.

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

      For the three months ended March 31, 2005 the Company's net realized investment and other gains and losses was a gain of $113.3 million compared to a loss of $45.4 million for the three months ended March 31, 2004. For the three months ended March 31, 2005 gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $64.1 million, excluding hedging adjustments, compared to $97.2 for the three months ended March 31, 2004.

      For the three months ended March 31, 2005, realized gains on disposal of fixed maturities, excluding hedging adjustments, were $82.9 million. These gains resulted from prepayments with make-whole provisions and ongoing portfolio positioning. There were no recoveries on sales of previously impaired securities for the three months ended March 31, 2005.

      For the three months ended March 31, 2005, the Company realized losses on the disposal of fixed maturities, excluding hedging adjustments, of $9.9 million. The Company generally intends to hold securities in unrealized loss positions until they mature or recover. However, fixed maturities are sold under certain circumstances such as when new information causes a change in the assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, the Company's Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, and Chief Credit Officer. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that the assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) fraudulent information could be provided to the investment professionals who determine the fair value estimates and other than temporary impairments, and (4) the risk that new information obtained or changes in other facts and circumstances lead to changes in the Company's intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

Realized Gains, Losses and Impairments on Disposals - Three Months Ended March 31, 2005

      Of the $9.9 million of realized losses on sales of fixed maturity securities for the three months ended March 31, 2005, there was a total of $0.2 million in credit losses. Most of the sales were related to general portfolio management, and the losses resulted from increasing interest rates during the period.

      The Company recorded $28.0 million of other than temporary impairments of fixed maturity securities for the three months ended March 31, 2005. These impairments relate to: a privately held pharmaceutical company ($19.8 million), private fixed maturities of a power company ($5.0 million), and private fixed maturities of a company in the resort industry ($3.2 million).

      The Company recorded losses due to other than temporary impairments of other invested assets of $13.2 million for three months ended March 31, 2005. These impairments relate to investments in: an electric generating project ($8.9 million) and a company in the entertainment industry ($4.3 million). There were no impairments on CBO and CDO equity for the period. Equity in these CBOs and CDOs take the first loss risk in a pool of high yield debt. There is a total remaining carrying value of $34.1 million and $34.9 million of CBO and CDO equity as of March 31, 2005 and December 31, 2004, respectively, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $0.6 million for the three months ended March 31, 2005 as the result of market values falling below cost for more than six months.

      The Company recorded a net loss of $6.4 million on mortgage loans for the three months ended March 31, 2005 (which is net of $1.9 million in hedging adjustment gains). Also included in this loss is $10.0 million in impairments. These impairments relate to mortgages on a refrigeration warehouse company.

      There were also gains of $1.3 million on the sale of equity securities as part of the Company's overall investment strategy of using equity gains to offset credit losses in the long term, and gains of $2.4 million from the sale of other invested assets for the three months ended March 31, 2005. Net derivative activity resulted in a gain of $16.4 million for the three months ended March 31, 2005 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives that do not qualify for hedge accounting.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate needs to facilitate business operations. John Hancock Financial Services, Inc. (the Company) is an insurance holding company. The assets of the Company consist primarily of the outstanding capital stock of the Life Company and investments in other subsidiaries both domestic and international. The Company's cash flow primarily consists of dividends from its operating subsidiaries and proceeds from the Company's debt offerings offset by expenses or dividend payments to its parent Manulife. See the Merger with Manulife Financial Corporation section of this MD&A. As a holding company, the Company's ability to meet its cash requirements, including, but not limited to, paying interest on any debt, paying expenses related to its affairs, and paying dividends to its parent substantially depends upon dividends from its operating subsidiaries.

      Given the historical cash flow of the Company's subsidiaries and current financial results, management believes that the cash flow from the operating activities over the next year will provide sufficient liquidity for the Company's operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although management anticipates that the Company will be able to meet its cash requirements, it can give no assurances in this regard.

Parent and Primary Operating Subsidiaries

      As of April 28, 2004, the Company became a wholly owned subsidiary of Manulife Financial Corporation. The Company's primary insurance operations are those of John Hancock Life Insurance Company (the Life Company). State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Life Company's limit is the greater of 10% of the statutory surplus or the prior calendar year's statutory net gain from its operations. The ability of the Life Company to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Life Company can pay shareholder dividends. The Life Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law. The Company currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs.

      Sources of cash for the Company's insurance subsidiaries are from premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. The Company's liquidity requirements relate principally to the liabilities associated with various insurance, annuity, and structured investment products, and to the funding of investments in new products, processes, and technology and general operating expenses. Product liabilities include the payment of benefits under insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

      The Company's relative liquidity is reflected in its credit ratings assigned by the Major credit rating agencies. At March 31, 2005, The Company's insurance subsidiaries' financial strength / claims paying abilities were rated AA+ by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P), Aa3 by Moody's Investors Service (Moody's), A++ by A.M. Best Company (AM Best) and AA+ by Fitch Ratings (Fitch). The Company's senior unsecured debt rating was AA- from S&P, A3 from Moody's, a+ from AM Best and AA-from Fitch.

      The liquidity of the Company's insurance operations is also related to the overall quality of its investments. As of March 31, 2005, $41,871.4 million, or 90.5% of the consolidated fixed maturity securities held by the Company and rated by S&P or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,381.8 million, or 9.5% of rated fixed maturity investments, were rated non-investment grade. For additional discussion of the investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      The Company employs an asset/liability management approach tailored to the specific requirements of each product line. Each product line has an investment strategy based on the specific characteristics of the liabilities in the product line. As part of this approach, investment policies and operating guidelines are developed for each portfolio based upon the return objectives, risk tolerance, liquidity, and tax and regulatory requirements of the underlying products and business segments.

      The Company's primary operating subsidiary is John Hancock Life Insurance Company. The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of the United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all the insurance subsidiaries as of December 31, 2004, were above the ranges that would require regulatory action.

      The Company maintains reinsurance programs designed to protect against large or unusual losses. Based on periodic reviews of the reinsurers' financial statements, financial strength ratings and reputations in the reinsurance marketplace, management believes that the reinsurers utilized are financially sound, and, therefore, that the Company has no significant exposure to uncollectible reinsurance in excess of uncollectible amounts recognized in its consolidated financial statements.

Analysis of Consolidated Statements of Cash Flows

      Net cash provided by operating activities was $638.1 million and $635.1 million for the three month periods ended March 31, 2005 and 2004, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income and the payment of policy related costs. The $3.0 million increase in the first three months of 2005 compared to the same period in 2004 resulted primarily from a $91.2 million decrease in benefits to policyholders, and a $59.2 million increase in investment income, offset by decreases of $58.2 million in premiums received and $19.7 million of product fees received.

      Net cash provided by investing activities was $254.9 million for the three months ended March 31, 2005, and net cash used by investing activities was $869.2 million for the three months ended March 31, 2004. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities. In addition to a comprehensive asset-liability management program that seeks to align the financial and risk attributes of the Company's investment portfolio (including cash and short term investments) with those of its liability contracts, the Company also maintain a minimum cash balance and monitor available liquidity against estimated liability needs under stressed market conditions. All of this leads to a liquidity policy management believes is prudent and is expected to amply support liability needs even in these most stressed environments. The $1,124.1 million change to cash provided by, from cash used in investing activities in the first three months of 2005 as compared to the same period in 2004 resulted primarily from a $1,180.8 million net reduction in net cash used for acquisitions, sales and maturities of fixed maturities and a $230.1 million net reduction in cash used for purchases, sales and maturities of short term investments, partially offset by an increase of $195.9 in net cash used for purchases, sales and maturities of equity securities, real estate and mortgage loans on real estate.

      Net cash used by financing activities was $1,296.4 million and $143.0 for the three months ended March 31, 2005 and 2004, respectively. Changes in cash provided by financing activities primarily relate to the execution of transactions with customers demonstrated by deposits and withdrawals under investment-type contracts and, prior to the merger, payment of the Company's annual dividend to shareholders. In addition, where advantageous or otherwise necessary, the Company may issue debt, borrow or re-pay corporate debt, or pay dividends to its parent, Manulife. The $1,153.4 million increase in the first three months of 2005 compared to the same period in 2004 resulted from a $1,061.9 million decrease in universal life and investment type contract deposits, a $197.7 million decrease in issuance of consumer notes, a $121.5 million decrease in bank deposits, a $68.4 million reduction of commercial paper, and a $22.8 million increase in cash payments made on withdrawals of universal life insurance and investment-type contracts offset partially by a $320.0 million issuance of short term debt. The Company's ability to generate customer deposits in excess of withdrawals is critical to its long-term growth.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Lines of Credit, Debt and Guarantees

      At March 31, 2005 the Company had two separate committed lines of credit totaling $1.5 billion: the first of $500 million, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Credit Suisse First Boston, The Bank of New York, Barclays, The Bank of Nova Scotia, Wachovia, Royal Bank of Canada, State Street Bank, Bank of America, Bank One, BNP Paribas, Deutsche Bank, PNC Bank, Sovereign Bank, Westdeutsche Landesbank, Comerica Bank and Northern Trust (the "external line of credit"); the second of $1.0 billion with the Company's parent, Manulife (the "Manulife line of credit"). The external line of credit agreement provides for a multi-year facility for $500 million which expires on August 3, 2005 and will not be renewed. The external line of credit is available for general corporate purposes. The external line of credit agreement has no material adverse change clause, and includes, among others, the following covenants: minimum requirements for JHFS shareholder's equity, maximum limit on the capitalization ratio and a negative pledge clause (with exceptions) as well as limitations on subsidiary debt, none of which was triggered as of March 31, 2005. The external line of credit also contains cross-acceleration provisions, none of which was triggered as of March 31, 2005. The fee structure of the external line of credit is determined by the rating levels of JHFS or the Life Company. To date, the Company has not borrowed any amounts under the external lines of credit as of March 31, 2005. The Manulife line of credit agreement provides for a 364-day credit facility for $1.0 billion. Manulife will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at March 31, 2005. The Company has not borrowed any amounts under the external or Manulife lines of credit as of March 31, 2005.

      On November 29, 2001, JHFS sold, under its $1.0 billion shelf registration statement, $500.0 million in 7-year senior unsecured notes at a coupon of 5.625% with the proceeds used for general corporate purposes. Covenants contained in this issue include, among others, limitations on the disposition of and liens on the stock of the Life Company. This issue also contains cross-acceleration provisions. The remaining $500.0 million capacity of the shelf registration was deregistered in April 2005.

      As of March 31, 2005, the Company had $2,153.5 million of principal and interest amounts of debt outstanding consisting of $526.2 million of medium-term bonds, $516.4 million of surplus notes, $348.9 million of Canadian debt, $21.7 million of other notes payable (excluding $112.8 million in non-recourse debt for Signature Fruit and an Australian farm management subsidiary), a $293.8 million promissory note payable to MLI Resources, Inc., a related party, and a $320.0 million loan payable to Manulife Hungary Holdings Limited, a related party. Also not included in these amounts is the $13.7 million SFAS No. 133 fair value adjustment to interest rate swaps held for the Surplus Notes. During the three months ended March 31, 2005, the Company issued in aggregate $964.5 million in commercial paper, of which none was outstanding at March 31, 2005. In addition, as of March 31, 2005 the Company has outstanding $2,456.0 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $200,000 of aggregate principal, and mature at a various dates in the future. Covenants in this program include, among others, limitations on liens. Coincident with the acquisition of the Company's shares by Manulife, the Company merged with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with the Company. Prior to the merger, Jupiter had a note payable to MLI Resources, Inc., an affiliated Manulife entity, in the amount of $260.7 and held previously purchased shares of the Company, which were cancelled upon merger. The value of this note payable (now on JHFS' balance sheet) will fluctuate with changes in the USD to CDN exchange rates and was $293.8 million at March 31, 2005. The Company paid $1.7 million to MLI Resources, and $0.6 million to Manulife Hungary Holdings Limited, during the three months ended March 31, 2005.

      Letters of credit for $50 million, for JH Reassurance Company, guaranteed by the Company, are subject to rating triggers that require the posting of deposits (within three business days) as additional collateral if the ratings of JHFS or the Life Company fall below designated rating levels. Currently, JHFS and the Life Company's ratings are several levels away from a triggering event for the guaranteed letters of credit. Failure to make such deposit under one or more of the guaranteed letters of credit could trigger the cross-acceleration provisions in other financing agreements, including the line of credit referenced above. Certain of these guaranteed letters of credit incorporate the financial covenants from the line of credit as well as contain cross-default and cross-acceleration provisions.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

      In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S. specific to the insurance industry. The Company has no material guarantees outstanding outside the scope of insurance accounting at December 31, 2004.

      The Company has additional guarantees outstanding with consolidated affiliates, related to market value adjustment interests in its subsidiary, John Hancock Variable Life Insurance Company (see Note 9-Information Provided in Connection with Market Value Annuity of John Hancock Variable Life Insurance Company) which contracts have aggregate account values of $362.4 million, and $348.9 million in senior unsecured notes payable issued by John Hancock Canadian Corporation, guaranteed by the Company at March 31, 2005.

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

      The Company's primary use of QSPEs arises in its commercial mortgage banking subsidiary. The Company's commercial mortgage banking subsidiary originates commercial mortgages and sells them to QSPEs which then issues mortgage backed securities (MBS). The Company engages in this activity to earn fees during the origination process, and to generate realized gains during the securitization process. The Company may purchase MBS from the QSPEs which buy the Company's mortgages to generate net investment income. The majority of the Company's MBS portfolio was purchased from unrelated QSPEs to which the Company has not sold mortgages.

      These QSPEs and other special purpose entities also include CDO funds the Company manages and may also invest in, which are considered variable interest entities and are discussed in detail in Note 4 - Relationships with Variable Interest Entities in the Company's consolidated financial statements in the Company's 2004 Annual Report on Form 10-K. The Company generates fee income from these managed CDO funds and generates net investment income from CDOs it invest in, whether it manages them or not.

      The Company receives Federal income tax benefits from certain investments made through variable interest entities.

      These arrangements also include credit and collateral support agreements with FNMA and FHMLC, through which the Company securitized some of its mortgage investments, which provided a potential source of liquidity to the Company.

      The Company's risk of loss from these entities is limited to its investment in them. Consolidation of unconsolidated accounts from these entities would inflate the Company's balance sheet but would not be reflective of additional risk in these entities. In each, there are no potential liabilities which might arise in the future as a result of these relationships that would not be completely satisfied by the assets of the entity involved.

      Given the historical cash flow of the Company's subsidiaries and current financial results, management believes that the cash flow from the operating activities over the next year will provide sufficient liquidity for its operations, its debt service obligations and other operating expenses. Although it anticipates that it will be able to meet its cash requirements, the Company can give no assurances in this regard.

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to risks that (1) a significant downgrade in the Company's ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm the Company's ability to market products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations (including, but not limited to, those relating to the Federal Estate Tax Laws and proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) as a holding company, the Company depends on dividends from its subsidiaries; Massachusetts insurance law may restrict the ability of the Life Company to pay dividends within the consolidated group; (4) increasing competition in the Company's retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies, may adversely affect sales of retail products; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect the Company's business, particularly the variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect the Company's business; (7) the Company's life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect the Company's profitability; (10) net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of the Company's open-end mutual funds; (11) the independent directors of the Company's variable series trusts and of the Company's mutual funds could reduce the compensation paid to the Company or could terminate its contracts to manage the funds; (12) under the Plan of Reorganization, the Company was required to establish the closed block, a special arrangement for the benefit of a group of its policyholders. The Company may have to fund deficiencies in the closed block, and any over funding of the closed block will benefit only the holders of policies included in the closed block, not the Company's shareholder; (13) the Company will face losses if the claims on its insurance products, or reductions in rates of mortality on its annuity products, are greater than projected; (14) investment and credit losses relating to the investment portfolio including without limitation, the risks associated with the evaluation and determination by investment professionals of the fair value of investments as well as whether or not any investments have been impaired on an other-than-temporary basis; (15) changes in standards for accounting for derivatives and other changes may result in volatility in net income; (16) the Company's United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (17) the Company may be unable to retain personnel who are key to the business; (18) the Company may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (19) litigation and regulatory proceedings may result in financial losses, harm the Company's reputation and divert management resources, and (20) the Company may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under its reinsurance arrangements, could adversely affect the Company's future net income and financial position.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number    Description
--------------    -----------

     31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 *

     31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 *

     32.1         Chief Executive Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 *

     32.2         Chief Executive Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 *

-------

* - Filed herewith.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JOHN HANCOCK FINANCIAL SERVICES, INC.

Date: May 10, 2005                        By: /S/ MARC COSTANTINI
                                              -------------------
                                              Marc Costantini
                                              Senior Vice
                                              President and Chief Financial
                                              Officer